Form 10-K
period 2011-05-31
GOLDEN FORK CORP
filed 2011-08-17
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

(Mark One)

x Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

for the fiscal year ended May 31, 2011

or

Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

for the transition period from _____to _____

COMMISSION FILE NUMBER: 333-169152

GOLDEN FORK CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	7350	68-0680859
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification

8 Hermitage Way, Meadowridge

Constantia, 7806 Western Cape, RSA

Tel. 01127820605069

(Address, including zip code, and telephone number,

including area code, of registrants principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐ No ☒

There was no trading market for the Registrants voting stock on the last business day of the Registrant’s most recently completed second fiscal quarter.

As of August 16, 2011, 2,540,000 shares of common stock, $0.00001 par value per share, were outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our” and the “Company” mean Golden Fork Corporation and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the year ended May 31, 2011. Because of the nature of a relatively new company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

ITEM 1. BUSINESS

General

On December 22, 2009, we incorporated the Company in the State of Nevada and established a fiscal year end of May 31. The objective of this corporation is to enter into the catering services industry and to become a recognized leader in our targeted market for onsite food preparation and catering services.

The primary focus of the Golden Fork’s operations will be onsite food preparation and catering services for large events, corporate parties, conferences, schools or colleges, churches, synagogues, weddings, bar/bat mitzvahs, and other life milestone parties; our target market would also include in house catering and wealthy residents who entertain large parties at their homes. We also intend to provide personal chef services and gourmet catering. Ms. Heyer will serve as the executive chef of the business, and she will provide all recipes for catered products. The focus of catered products will feature a South African/European theme. We are a development stage company and currently have no employees other than our sole officer and director. Based on the size of catering event we would book, we may need to hire additional employees.

We have yet to generate any revenues and our operations to date include development of a business plan and creation of our website, www.goldenforkcorporation.com. Our business office is located at 8 Hermitage Way, Meadowridge, Constantia, 7806 Western Cape, RSA. Our telephone number is +27820605069. This office is owned by our sole director and officer, Ms. Heyer. We have paid rent of $4,500 to Ms. Heyer since Inception. We have no plans to change our business operations or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have yet to begin full operations and plan to fully implement our business plan once this offering is complete. Our plan of operation is forward looking and there is no assurance that we will ever begin operations.

We have conducted a brief market research into the likelihood of success of our operations or the acceptance of our product or services by the public. Our research has shown that personal chef and catering services are in a great demand within our target market. According to Entrepreneur Magazine, the personal chef business is among the fastest-growing businesses. The annual revenues from the personal chef business are expected to reach $1.2 billion by 2010 as cited in Entrepreneur Magazine (The revenues cited in the Entrepreneur Magazine are not an estimate for the specific geographic market we intend to target). Our strategy is to balance our catering business between both corporate and private customers. By serving both corporate clients and private customers we would effectively hedge against trends which impact the catering needs of either market. While businesses are attractive customers because of their potential loyalty, reducing the cost associated with bringing in each additional sale, the business catering market is very susceptible to market cycles. When there is a recession, our target market would be private customers for personal events and parties. Although expenditures on food at weddings, bar mitzvahs, and graduations may decrease a bit during recession, they will not disappear and can therefore be assured of some steady work by balancing these target markets.

South Africa represents the largest retail industry in the Sub Saharan region and ranked as the 20th largest retail market worldwide. The country has recently hosted the 2010 FIFA World Cup that gave impetus to the retail industry by attracting a large number of foreign tourists. Besides, the retail industry has gained momentum in the backdrop of economic recovery from the global recession and fast pace infrastructure development. As per market research report “South African Retail Industry Forecast to 2013” (http://www.marketresearch.com/product/display.asp?productid=2828680&xs=r) the South African retail market was valued at US$ 82.7 Billion in 2009. The retail market has benefitted from the strong consumer confidence and high public spending on both food and non-food items.

According to the S.A. Department of Labor one of the fastest growing segments of the food service business is providing professional personal chef services. Personal chefs can expect to make up to $400 a day every day. Until recently having a chef prepare food for you and your family was considered a luxury for only the wealthy. Today, many individuals and families have discovered that a personal chef service is an affordable, timesaving, and healthy alternative to the stress and time constraints of working to put a wholesome, economical, and tasty meal on the table every night. A personal chef offers a professional service of meal preparation. A client's individual tastes drive the creation of their customized menu. These personalized meals are prepared either in the client s home or a catering kitchen and then packaged, labeled, possibly delivered, and stored in the refrigerator or freezer. Most services include complete grocery shopping, customized menu planning, and storage in oven/microwavable containers. Our target market would be families in which both spouses work, singles and couples who work long, hard hours, seniors who would rather not or cannot cook anymore, gourmets who love to cook but who do not always have the time, and individuals that have medical conditions, such as wheat/gluten intolerance, milk or other sensitivities, diabetes, or high blood pressure, who require specialized meals will seek our services.

Our Strategy

Golden Fork Corporation is located in South Africa. We will provide catering services to customers in our target market. The Company was founded in 2009 by Ms. Heyer. The primary focus of the Golden Fork’s operations will be onsite food preparation and catering services for large events, corporate parties, weddings, bar/bat mitzvahs, and other life milestone parties. We also intend to provide personal chef services. Ms. Heyer will serve as the executive chef of the business, and she will provide all recipes for catered products. The focus of catered products will feature a South African/European theme.

We intend to keep the start-up costs for our catering business down by working from our own kitchen or renting a professional kitchen if needed. We will do the cooking on-site, either using our own facilities or equipment provided by the clients.

Golden Fork’s Material Steps Towards Execution of Our Business Plan

1. Website

Golden Fork’s marketing strategy will be based on developing visibility among our potential customers. We have developed, and continue to refine our website: www.goldenforkcorporation.com and our Facebook page for Golden Fork Corporation. Our website, www.goldenforkcorporation.com is 80% complete and will be fully completed to use in our operations within approximately 90 days from the completion of our offering and it will cost between $1,000 and $2,000 to complete. After our website is fully developed, it will include additional aspects such as a sample menu and cost and we will begin to market our business to potential customers or investors. Additionally, we will advertise in Synagogue newsletters and various Jewish publications. We will register with online web portals so that potential customers can contact the business with ease. We will maintain a print and traditional advertising methods within local markets and join wedding expos to promote our services. We estimate that participating in wedding expos will cost us approximately $100 for the booth space and approximately $300 for promotional material, and other expenses. We expect that these advertisements should yield adequate service inquiries. Our advertising budget is approximately $1,000 to $3,000 USD (depending on whether we successfully sell 500,000 common shares or 2,000,000 common shares in this offering.)

We also hope to partner with event planners and build business based on referrals. At this time we have not taken any additional steps to partner with event planners; in the future we intend to develop relationships with local even planners as caterers are one of many services hired by event planners. While social networking might not cost quite as large of a net as traditional print advertisements, it costs far less and it is our belief that the relationships built are arguably stronger because of the relationship that is established over time.

2. Established Home Office

We have established a home office that is currently located at 8 Hermitage Way, Meadowridge Constantia, 7806 Western Cape, RSA. We have an oral agreement to pay rent at a rate of $250 per month. We intend to run the administrative business of our catering company such as marketing, appointment keeping and book keeping, from our office. We intend to rent kitchen space from either a community center, restaurant or similar establishment.

3. Kitchen

We initially intend to keep the start-up costs for our catering business down by working from our own kitchen. Cooking prep-work (e.g. pre-cutting vegetables, etc.) is done at our kitchen and we intend to rent a professional kitchen for planned and catered events. The estimated cost of renting a professional kitchen is $25/hour including use of any of their commercial grade equipment such as a 20 quart mixer, proofer, 10 burner gas range, and meat slicer, etc. We will do our cooking on-site by renting under-utilized church, school or community center commercial kitchens and then transporting the food by vehicle to the event location, or using equipment provided by the clients. We estimate that our expenses for car and equipment rental for transporting the food from the kitchen to catering sites will be between $1,000 and $20,000 depending if maximum or minimum is raised in our offering.

Within 100 days after we complete our public offering, we will position ourselves to begin our catering services immediately. We forecast that there will be no sales activity during the first month. The second month should yield isolated catering jobs, but it is unlikely that these isolated catering jobs will provide any significant source of income. In months three and four we hope to see a steady increase in sales as a result of the continued execution of our marketing plan including print ads and social networking. Throughout the year we forecast that sales will incrementally grow until profitability is reached towards the end of year one.

Assuming we raise the minimum amount in this offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment and we do not expect any significant changes in the number of employees.

Estimate fees to charge for catering services:

Catering charge per head min 5-50 people R350( $50 USD) for the set menu 3 courses excluding alcohol.

Parties exceeding 50 people would have lower the per-person pricing. This is because it is more cost-efficient to produce food in bulk for a bigger event. For example, the per-person cost of fried chicken for an event of 50 people or less might be R137 ($20 USD), while the cost for an event of 200 is only R116 ($17USD) per guest.

Price for barmen- R80 per hour( $11USD) of which Golden Fork takes $4 USD and pays staff $7USD per hour

Price for Waiter-R80 per hour( $11USD) of which Golden Fork takes $4USD and pays staff $7USD per hour.

Our estimated hourly rate for labor cost would depend on the size and type of the event and would be $18USD-$40USD per hour. This fee would depend on the type of the event catered depending on whether the event catered is more casual or upscale, whether we would need to rent certain equipment as necessary for certain events. Items such as chafing dishes, chairs, tables, silverware, linens, dishes and serving dishes etc. Rental cost of such items would be charged as an additional fee to our clients if they request these items, because it will mean more money and work for us. The labor on a plated dinner is generally much higher than the labor on a buffet, because a plated dinner involves double the china, and usually a minimum of three served courses, plus served coffee. This catering fee offsets labor and administration costs such as dishwashing, packing for the event, shopping for food, clean up, site visits, working with rental companies, etc. We would charge for our staff by the hour, based on a five hour minimum per staff person. We would estimate the amount of time that our staff will be needed for the event; however, since many variables exist, the final cost is based on the actual time worked.

Price for Chef- R150( $21 per hour) of which Golden Fork takes $7 dollars per hour

Estimate fee for personal chef services: catering for small party under 10

Cost of hiring a personal chef R2500 ($360) for 4 hours

General contracts terms included for agreement with clients:

Menu will be agreed upon once client is happy with choice and the costing of dishes and price per head is agreed.

25% deposit will be paid 1 week in advance prior to event

Geographic reach:

Cape Town and surrounding wine lands and venues in the Western Cape.

Anticipated mark up over expenses

Most caterers use the following equation offers a good “rule-of-thumb” markup on menu items:

Food Costs x 3 = Final Menu Price

With this markup, we anticipate to make about a 67% margin on our food.

Steps taken to compare expenses and rates to competitors.

1: Mystery shopping (calling competitors and discussing prices and options posing as a potential client)

2: Word of mouth and experience in industry

Catering Competition

The competitive environment for catering is highly fragmented with hundreds of catering establishments available in Cape Town itself. These companies represent a variety of catering services, from banquet halls to corner delis. While proximity is an important factor, strong recommendations from friends is the deciding factor in caterer selection. One central goal of Golden Fork is the development of a unique corporate identity. We believe that such identity will create customer loyalty and help us gain a competitive advantage. We anticipate that most catering clients tend to contract for repeat business with a handful of “recommended” caterers. Customers evaluate the quality of the food first and foremost. Then they weight factors such as price, convenience, flexibility, and reliability.

We believe that Golden Fork stands out among the competition because we will coordinate full services not available through local restaurants and gourmet shops. It is out belief that our customized menu options, flexible customer service and convenience are priorities for social catering customers as these events reflect highly on the host. We also offer a full range of “front of the house” services at reasonable rates that would provide catering for individuals hosting a special event such as a cocktail hour, holiday dinner or other party typically in their home. Business customers are looking for ease of use, the convenience of delivery and set-up, and more upscale options than deli fare. After food quality, price and reliability are the primary factors for these customers. The Company coordinates full services not available through local restaurants and gourmet shops, and we can therefore offer our customers added convenience and reduced time in coordinating services. We believe that Golden Fork’s key competitive advantages include: quality of food and customer service competitive prices, full service affordable catering; flexibility and customization of menu.

We intend to purchase our raw materials at local markets, including fresh fruits and vegetables, meat, fish, herbs, etc. Dry stock, food and beverages will be bought in bulk per job to avoid unnecessary overages. We also intend to open a commercial food account through a distributor or wholesale club. We intend to purchase our wine selections from the local winemakers. Western Cape Province is the largest wine producing region in South Africa and it is home to a variety of cellars producing some of the country's most acclaimed wines.

Target Market

As stated above, Golden Fork will primarily be engaged in preparing food for large events at banquet halls and other venues. We intend to develop relationships with several event planners, banquet halls, and other venues in hopes that our company can become their preferred provider of catering services.

Golden Fork will also offer personal chef services that would provide catering for individuals hosting a special event such as a cocktail hour, holiday dinner or other party typically in their home. We would also be offering cooking lessons at $125 USD per person including all ingredients and recipes at our customers’ home kitchen. Our estimated annual revenues will be derived from our target market which would include customers personal chefs cooking in four or five homes per week, leaving behind multiple customized meals that meet the taste and nutritional profiles of our clients. We plan to specialize in preparing menu items for dinner parties, catering events, or even teaching culinary classes.

Food and catering industries are one of the most saturated markets in the world. We intend to achieve success in the catering business by making our business known. We would promote our business by participating in expositions on our specialization, market ourselves online via social media sites (Golden Fork has a facebook page), through our website www.goldenforkcorp.com, join wedding expos, word of mouth, etc. Our plan is to make ourselves visible in the market and set ourselves apart. This means being professional and providing excellent quality food at every engagement, since attendees will share their opinion of the business.

In order to achieve success in the competitive business conditions, our strategy is to diversify our services between both corporate and private customers and to make our services affordable.

Regulatory Requirements

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the catering industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our services, which are generally applicable to business operations, such as business licensing and permits requirements complied with the local Health Department, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Marketing

Below is an overview of our marketing strategies and objectives.

Marketing Objectives

  Establish relationships with event planners within our target market

  Develop an online presence by developing our website and placing the Company’s name and contact information in online directories.

  Implement a local marketing campaign within our target market via the use of flyers, local newspaper advertisements, and word of mouth.

Marketing Strategies

We intend on using a number of marketing strategies that will allow the catering business to target potential customer who are hosting events. These strategies include traditional print advertisements and ads placed on search engines on the Internet. We will also use an internet based marketing strategy. We feel that potential customers will seek local services, such as caterers, using the Internet. We will register with online portals so that potential customers can contact the business. We will maintain a print and traditional advertising methods within local markets and join wedding expos to promote our services. We estimate that participating in wedding expos will cost us approximately $100 for the booth space and approximately $300 for promotional material, and other expenses. Our advertising budget is between $1,000 to $3,000 USD (depending if 500,000 common shares or 2,000,000 common shares of the offering are sold.) We also hope to partner with event planners and build business based on referrals.

Revenue

We intend to generate revenues by charging a fee for our catering services. Initially our fee structure will be as follows:

Fixed Fee - we will charge a fixed fee for the set menu catering services*

Hourly Fee – we will charge a set hourly fee for the catering of bigger events**

The Company will hold a 25% deposit for food purchases

* With fixed pricing, each menu item has a fixed cost. We would price items on a per-person basis, and charge our customer according to the number of people at the event. Or we would price items on a platter basis. For example, we could charge $16 for a platter of 15 hors d’oeuvres, or $200 for a smoked ham carving station that serves 50.

** We would only quote customers on the cost of food for an event after they have given us all the details about the function. This would allow us to customize a menu for the customer and more accurately determine the true costs of the ingredients and food preparation and labor before we give a quote.

Here is an example of our pricing menu:

Menu Item	Less than 50 people	50-150 people	150+ people
Filet mignon on a bed of spinach	$23.95 per guest	$22.45 per guest	$20.95 per guest
Stuffed Portobello with mushroom gravy	$22.95 per guest	$21.25 per guest	$19.95 per guest
Poached salmon fillet	$27.95 per guest	$25.95 per guest	$24.25 per guest
Sesame-crusted chicken breast	$22.45 per guest	$21.15 per guest	$19.75 per guest

Usually, the larger the event the lower the per-person pricing. This is because it is more cost-effective to produce food in bulk for a big event than to produce food for a ten-person dinner party. For example, the per-person cost of fried chicken for an event of 50 people or less might be $20, while the cost for an event of 200 is only $17 per guest.

Once we begin full operations and are able to attract clients, Ms. Heyer plans to devote more time to our operations. She is not being paid at present.

There are no employment agreements in existence. The Company presently does not have a pension plan, health insurance, stock options, a profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Our sole officer and director will be responsible for the initial servicing. Once the Company begins its operations, we may hire addition help if needed.

Sources and Availability of Raw Materials

We intend to purchase our raw materials at local markets, including fresh fruits and vegetables, meat, fish, herbs, etc. We intend to purchase our wine selections from the local winemakers.

Dependence on One or A Few Customers

As of this filing, we do not have any clients.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees other than our sole officer and director. We hope to hire an additional employee, if applicable.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

DESCRIPTION OF PROPERTY

Our sole office is currently located at 8 Hermitage Way, Meadowridge Constantia, 7806 Western Cape, RSA. Our telephone number is +27820605069. We have an oral agreement to pay rent of $250 per month. We intend to run the business of our catering company the marketing, appointment keeping and books, from our office , and to rent kitchen space from either a community center or a restaurant , etc.

We intend to keep the start-up costs for our catering business down by working from our own kitchen to do some prep-work in our kitchen facilities (e.g. pre-cutting vegetables, etc.) and renting a professional kitchen for planned events. The estimated cost of renting a professional kitchen is $25/hour including use of any of their commercial grade equipment such as a 20 quart mixer, proofer, 10 burner gas range, and meat slicer. We will do our cooking on-site at under-utilized commercial kitchens located at churches, schools or community centers and then transport the food by vehicle to the event location, or use equipment provided by the clients.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information.

None.

Holders of Common Stock

We have 1 record holder of our common stock as of August 9, 2011. None of the securities held by our record holder have been registered for sale under the Securities Act of 1933, as amended

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company, at the current time, has no stock option plan or any equity compensation plans

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS.

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader of the Company’s financial statements with a narrative from the perspective of the Company’s management on its financial condition, results of operations, liquidity and certain other factors that may affect the Company’s future results. This section should be read in conjunction with the Company’s audited financial statements and the related notes thereto included in this Annual Report

Executive Overview :

We are a development stage corporation and have not started operations and have not yet generated or realized any revenues.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin implementing and marketing our catering services to our target markets. Our website, www.goldenforkcorporation.com is 80% developed, and believe it will be fully completed within approximately 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our Company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum or maximum amount of money in this offering, it will last twelve months. The difference between the minimum and maximum amount relates to the website development, marketing and advertising, equipment and office furniture, and hiring one employee. In each case, if we raise the maximum amount, we will devote more funds to the same operations in order to enhance the quality of the website and promote our business plan to potential customers. We will not begin operations until we raise money from our offering.

We have only one officer and director. She is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, she will be responsible for the administration of the controls.

Results of operations

From Inception on December 22, 2009 to May 31, 2011

Since inception, we have been proactive by hiring an attorney and an auditor for the preparation of our registration statement on Form S-1. We have also prepared and implemented an internal business plan. In addition, we reserved the domain name “www.goldenforkcorporation.com.” Our loss since inception is $19,679 of which $4,500 is for rent, $4,500 is for consulting services, $2,529 is for general and administrative, and $8,150 is for legal and accounting. Once we have completed this offering, we will begin to implement our business plan fully. We expect to begin operations within 100 days after we complete this offering.

Since inception, we have issued 2,000,000 founder shares of common stock to our sole officer and director, Ms. Heyer.

Liquidity and capital resources

To meet our need for cash we are attempting to raise money in the initial public offering. We believe that we will be able to raise enough money through our offering to begin operations. If we are unable to successfully attract customers and we deplete the proceeds of our offering, then we will need to find alternative sources of income, for instance, a second public offering, a private placement of securities, or loans from our officers or third parties in order for us to continue our operations. At present, we have not made any arrangements to raise additional capital, other than through the initial public offering.

Our sole officer and director is willing to loan us money for our operations until this offering has been completed or until the offering period has expired. If we need additional capital and cannot raise it, then we will either suspend operations until additional capital is raised or cease operations entirely.

As of the date of this annual report, we have yet to generate any revenues from our business operations.

We issued 2,000,000 shares of common stock (founder shares to Ms. Heyer) pursuant to an exemption from registration contained in Regulation S of the General Rules and Regulations promulgated under the Securities Act of 1933. This was accounted for as a sale of common stock.

As of May 31, 2011, our total assets were $0 and our total liabilities were $10,679.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended May 31, 2011.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements together with the report thereon of M&K CPAS, PLLC, Certified Public Accountants for the years ended May 31, 2011and 2010, and the period from inception (December 22, 2009) through May 31, 2011, is set forth as follows:

FINANCIAL STATEMENTS

Golden Fork Corporation

(A Development Stage Company)

May 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Golden Fork Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Golden Fork Corporation (A Development Stage Company) as of May 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month period ended May 31, 2011 and the period from December 22, 2009 (inception) through May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Fork Corporation as of May 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

August 16, 2011

Golden Fork Corporation

(A Development Stage Company)

Balance Sheets

May 31, 2011 and May 31, 2010

	May 31, 2011	May 31, 2010

ASSETS

Current Assets

Cash	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable and Accrued Liabilities	$3,000	$3,000
Due to Directors	7,679	1,129
	10,679	4,129
Stockholders’ Deficit

Common Stock (75,000,000 shares authorized, par value 0.00001, 2,000,000 shares issued and outstanding)	20	20
Additional paid-in capital	8,980	2,980

Deficit accumulated during the development stage	(19,679)	(7,129)

Total Stockholders’ Deficit	(10,679)	(4,129)

Total Liabilities and Stockholders’ Deficit	$—	$—

 (The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation

(A Development Stage Company)

Statements of Operations

For the Year Ended May 31, 2011

and from Inception (December 22, 2009) to May 31, 2011 and 2010

	Year Ended May 31, 2011	Inception December 22, 2009 to May 31, 2010	Inception December 22, 2009 to May 31, 2011
Operating Expenses

Consulting services	$3,000	$1,500	$4,500
General and administrative	1,400	1,129	2,529
Rent	3,000	1,500	4,500
Legal and accounting	5,150	3,000	8,150

Total Expenses	12,550	7,129	19,679

Net Loss	$(12,550)	$(7,129)	$(19,679)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)

Weight Average Number of Common Share Outstanding	2,000,000	2,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation

(A Development Stage Company)

Statements of Cash Flows

For the Year Ended May 31, 2011

and from Inception (December 22, 2009) to May 31, 2011 and May 31, 2010

	Year Ended May 31, 2011	Inception December 22, 2009 to May 31, 2010	Inception December 22, 2009 to May 31, 2011

Operating Activities

Net loss	$(12,550)	$(7,129)	$(19,679)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated Capital consulting services and rent expense	6,000	3,000	9,000

Changes in operating assets and liabilities
Increase (Decrease) in due to directors	6,550	1,129	7,679
Increase (Decrease) in accounts payable	—	3,000	3,000

Net Cash Provided by (Used in) Operating Activities	—	—	—

Financing Activities

Net Cash Provided by Financing Activities	—	—	—

Increase (decrease) in Cash	—	—	—

Cash – Beginning of Period	—	—	—

Cash – End of Period	—	—	—

Supplemental Disclosures:

Interest paid	—	—	—
Income taxes paid	—	—	—

Non Cash Activities :
Expenses paid by directors	6,550	1,129	7,679
Issuance of founders shares	—	20	20

(The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficit

From Inception, December 22, 2009, to May 31, 2011

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance at December 22, 2009	—	$—	$—	$—	$—

Issuance of common stock to founders	2,000,000	20	(20)	—	—
Donated services	—	—	3,000	—	3,000
Net loss	—	—	—	(7,129)	(7,129)
Balances at May 31, 2010	2,000,000	20	2,980	(7,129)	(4,129)
Donated services	—	—	6,000	—	6,000
Net loss	—	—	—	(12,550)	(12,550)
Balances at May 31, 2011	2,000,000	$20	$8,980	$(19,679)	$(10,679)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

NATURE OF OPERATIONS

On December 22, 2009, we incorporated the Company in the State of Nevada and established a fiscal year end of May 31. The objective of this corporation is to enter into the catering services industry and to become a recognized leader in our targeted market for onsite food preparation and catering services.

The primary focus of the Golden Fork’s operations will be onsite food preparation and catering services for large events, corporate parties, conferences, schools or colleges, churches, synagogues, weddings, bar/bat mitzvahs, and other life milestone parties; our target market would also include in house catering and wealthy residents who entertain large parties at their homes. We also intend to provide personal chef services and gourmet catering. Ms. Heyer will serve as the executive chef of the business, and she will provide all recipes for catered products. The focus of catered products will feature a South African/European theme. We are a development stage company and currently have no employees other than our sole officer and director. Based on the size of catering event we would book, we may need to hire additional employees.

We have yet to generate any revenues and our operations to date include development of a business plan and creation of our website, www.goldenforkcorporation.com. Our business office is located at 8 Hermitage Way, Meadowridge, Constantia, 7806 Western Cape, RSA. Our telephone number is +27820605069. This office is owned by our sole director and officer, Ms. Heyer. We have paid rent of $4,500 to Ms. Heyer since Inception. We have no plans to change our business operations or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have yet to begin full operations and plan to fully implement our business plan once this offering is complete. Our plan of operation is forward looking and there is no assurance that we will ever begin operations.

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Golden Fork Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Golden Fork Corporation be unable to continue as a going concern.  As at May 31, 2011 Golden Fork Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $19,679 since inception.  The continuation of Golden Fork Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Golden Fork Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Golden Fork Corporation’ ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at May 31, 2011 or May 31, 2010.

DEVELOPMENT STAGE ENTITY – The Company complies with FASB guidelines for its description as a development stage company.

Golden Fork Corporation

(A Development Stage Company)

Notes to the Financial Statements

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of May 31, 2011, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of May 31, 2011. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS - In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in

Golden Fork Corporation

(A Development Stage Company)

Notes to the Financial Statements

Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 -INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   The company does not have any uncertain tax positions.

Golden Fork Corporation

(A Development Stage Company)

Notes to the Financial Statements

The Company currently has net operating loss carryforwards aggregating $19,679, which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of May 31, 2011 and May 31, 2010:

2011 2010

Deferred tax assets	$6,691	2,424
Valuation allowance for deferred tax assets	(6,691)	(2,424)
Net deferred tax assets	$—	$—

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of May 31, 2011:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

Golden Fork Corporation

(A Development Stage Company)

Notes to the Financial Statements

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended May 31, 2011 the Company recognized a total of $6,000 ($3,000 for May 31, 2010) for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of May 31, 2011, the director has advanced a total of $7,679.

NOTE 6 - COMMON STOCK

As of May 31, 2011 the Golden Fork Corporation has issued 2,000,000 common shares as founders shares.

NOTE 7 – SUBSEQUENT EVENTS

As of July 20, 2011 Golden Fork had 27 subscribers and raised $27,000 USD at $0.05 per share. Checks were deposited with Golden Fork Corporation corporate bank account with the Bank of America on July 8, 2011. As of the date of this report 540,000 common shares have been issued and we selected West Coast Stock Transfer Corp. of 2010 Hancock Street, Ste A, San Diego CA 92110 to be our transfer agent.

As of August 10, 2011, 2,540,000 shares of common stock, $0.00001 par value per share, were outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed and submitted under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of its executive officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, the sole executive officer of the Company has concluded that, as of the end of the period covered in this Annual Report, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

  We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

  We did not maintain appropriate cash controls – As of May 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at May 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.                Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2012.

2.                We will appoint personnel to assist with the preparation of the Company’s monthly financial reporting including preparation of the monthly bank reconcilations .

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our sole officer is elected by the board of directors to a term of one year and serves until a successor is duly elected and qualified, or until she is removed from office. Our board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

Name and Address	Age	Positions

Alida Heyer 8 Hermitage Way, Meadowridge Constantia, 7806 Western Cape, RSA	55	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer, and the sole member of the Board of Directors

Ms. Heyer has held her offices/positions since the inception of our Company and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Biography of Alida Heyer

Alida Heyer - President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and our sole director.

Since December 22, 2009, Ms. Heyer has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of our Board of Directors. Our President, Ms. Heyer has over 10 years of working knowledge of cooking, food preparation, food cost, food storage, and sanitary working conditions; cooking is Ms. Heyer’s passion and a long time hobby but she has no experience as a professional chef. She has excellent people skills and is well trained in creating contracts, and marketing business. Ms. Heyer has more than 9 years of experience working as a Corporate Sales and Marketing Executive. We believe that through her expertise, she will be able to contribute to the operations and marketing of the business.

From 2007 to 2010, Ms. Heyer was a Corporate Sales and Marketing Executive at Market Group – Lexus, in Cape Town City, at 73 Hertzog Boulevard, Cape Town 8001 RSA. From 2001 to 2007, Ms. Heyer was a Corporate Sales and Marketing Executive at Helderberg Toyota, located on Main Road, Strand Western Cape, RSA. Ms. Heyer has over 10 years of working knowledge of cooking, food preparation, food cost, food storage, and sanitary working conditions; cooking is Ms. Heyer’s passion and a long time hobby but she has no experience as a professional chef. She has excellent people skills and is well trained in creating contracts, and marketing business. Through her expertise, she will be able to contribute to the operations of the business. Ms. Heyer is not an officer or director of any other reporting company.

Audit Committee Financial Expert

The functions of the Audit Committee are currently carried out by our Board of Directors. We do not have an audit committee financial expert on our Board of Directors. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Conflicts of Interest

Ms. Heyer devotes approximately 30 hours per week to our business operations. Ms. Heyer’s devotion to other personal projects could curtail our business operations. We have no provisions for handling conflicts of interest should they arise in the future; however, Ms. Heyer has agreed not to engage in any business operation which conflicts with our operations. Ms. Heyer also paid rent for the Company’s office space located at 8 Hermitage Way, Meadowridge, Constantia, 7806 Western Cape, RSA. Since Inception, she has paid $4,500 in rent due to her.

Compliance With Section 16 (a) of the Exchange Act

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation since inception on December 22, 2009 through May 31, 2011, to our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alida Heyer President Secretary Treasurer Director	2009	0	0	20	0	0	0	0	20
	2011	0	0	0	0	0	0	3000	3000

We do not have any employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin to attain profitable operations. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our sole director does not receive any compensation for serving as a member of our board of directors.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of their position, if they acted in good faith and in a manner reasonably believed to be in the Company’s best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which they are to be indemnified, we must indemnify them against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects their ownership assuming the sale of all of the shares in this offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Owner [1]	Number of Shares Before the Offering	Percentage of Ownership Before the Offering

L Alida Heyer	2,000,000	100.00%
8 Hermitage Way, Meadowridge Constantia, 7806 Western Cape, RSA

[1]		The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of her direct stock holdings. Ms. Heyer is the only “promoter” of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In December 2009, we issued a total of 2,000,000 shares of restricted common stock to Alida Heyer, our sole officer and director, as founder’s shares. These shares represent 100% of our issued and outstanding shares. Further, Ms. Heyer has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of May 31, 2011, Ms. Heyer has advanced a total of $7,679. Ms. Heyer will be repaid from the proceeds of this offering. There are no due dates for the repayment of the funds advanced by Ms. Heyer. The obligation to Ms. Heyer does not bear any interest. There are no written agreements evidencing the advancement of funds by Ms. Heyer or the repayment of the funds. The entire transaction was an oral agreement.

Ms. Heyer also paid rent for the Company’s office space located at 8 Hermitage Way, Meadowridge, Constantia, 7806 Western Cape, RSA. This office is owned by our sole director and officer, Ms. Heyer. We have accrued rent in the amount of $4,500 to Ms. Heyer since Inception pursuant to an oral agreement to rent the offices for $250 per month. We do not have any written agreements with Ms. Heyer with regards to repaying rent expenses but we intend to reimburse Ms. Heyer for rent expenses once the Company starts generating revenues.

At inception, we issued 2,000,000 shares of common stock to Ms. Heyer, our sole officer and director. The stock was issued as founders shares in consideration of Ms. Heyer’s service to the company pursuant to an exemption from registration contained in Regulation S of the General Rules and Regulations promulgated under the Securities Act of 1933.

ITEM 14.	PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended May 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-Q (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended May 31, 2011	Year Ended May 31, 2010
Legal and Accounting Fees	$6,000	$3,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$6,000	$3,000

Exhibit List

31.1	Rule 13a-14(a) Certification

32.1	Section 906 Certification

(28)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN FORK CORPORATION

Date: August 16, 2011	By:	“Alida Heyer”
ALIDA HEYER
President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GOLDEN FORK CORPORATION

Date: August 16, 2011	By:	“Alida Heyer”
ALIDA HEYER
President, Treasurer and Secretary and Sole Director