Form 10-K/A
period 2011-05-31
GOLDEN FORK CORP
filed 2011-09-01
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

Amendment No 1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☒ No ☐

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