Form 10-Q
period 2011-08-31
GOLDEN FORK CORP
filed 2011-10-12
CIK 1499717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 for the quarterly period ended August 31, 2011

or

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 for the transition period from _____to _____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of October 11, 2011, 2,540,000 shares of common stock, $0.00001 par value per share, were outstanding.

ITEM 1.  FINANCIAL STATEMENTS

Golden Fork Corporation
(A Development Stage Company)
 (Unaudited)

August 31, 2011

Golden Fork Corporation
(A Development Stage Company)
Balance Sheets
August 31, 2011 and May 31, 2011
(Unaudited)

	August 31, 2011	May 31, 2011

ASSETS

Current Assets

Cash	$17,450	$-

Total Assets	$17,450	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$3,000	$3,000
Due to Directors	7,729	7,679
	10,729	10,679
Stockholders’ Equity

Common Stock (75,000,000 shares authorized, par value 0.00001, 2,540,000 and 2,000,000 shares issued and outstanding, respectively)	25	20
Additional paid-in capital	37,475	8,980

Deficit accumulated during the development stage	(30,779)	(19,679)

Total Stockholders’ Equity (Deficit)	6,721	(10,679)

Total Liabilities and Stockholders’ Equity (Deficit)	$17,450	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation
(A Development Stage Company)
Statements of Operations
For the Three Months Ended August 31, 2011 and 2010
and from Inception (December 22, 2009) to August 31, 2011
(Unaudited)

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Inception (December 22, 2009) to August 31, 2011

Operating Expenses

Consulting services	$750	$750	$5,250
General and administrative	6,830	-	9,359
Rent	750	750	5,250
Legal and accounting	2,770	200	10,920

Total Expenses	11,100	1,700	30,779

Net Loss	$(11,100)	$(1,700)	$(30,779)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,316,957	2,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation
Statements of Cash Flows
(A Development Stage Company)
For the Three Months Ended August 31, 2011 and 2010
and from Inception (December 22, 2009) to August 31, 2011
(Unaudited)

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Inception (December 22, 2009) to August 31, 2011

Operating Activities

Net loss	$(11,100)	$(1,700)	$(30,779)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	1,500	1,500	10,500

Changes in operating assets and liabilities
Increase (Decrease) in due to directors	50	200	7,729
Increase (Decrease) in accounts payable	-	-	3,000

Net Cash Provided by (Used in) Operating Activities	(9,550)	-	(9,550)

Financing Activities
Issuance of shares	27,000	-	27,000

Net Cash Provided by Financing Activities	27,000	-	27,000

Increase (decrease) in Cash	17,450	-	17,450

Cash – Beginning of Period	-	-	-

Cash – End of Period	$17,450	$-	$17,450

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation
Statement of Changes in Stockholders’ Equity (Deficit)
(A Development Stage Company)
From Inception, December 22, 2009, to August 31, 2011
 (Unaudited)

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance at December 22, 2009	-	$-	$-	$-	$-

Issuance of common stock to founders	2,000,000	20	(20)	-	-
Donated services	-	-	3,000	-	3,000
Net loss	-	-	-	(7,129)	(7,129)
Balances at May 31, 2010	2,000,000	20	2,980	(7,129)	(4,129)
Donated services	-	-	6,000	-	6,000
Net loss	-	-	-	(12,550)	(12,550)
Balances at May 31, 2011	2,000,000	20	8,980	(19,679)	(10,679)
Issuance of common stock for cash	540,000	5	26,995	-	27,000
Donated services	-	-	1,500	-	1,500
Net loss	-	-	-	(11,100)	(11,100)
Balances at August 31, 2011	2,540,000	$25	$37,475	$(30,779)	$6,721

(The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation
(A Development Stage Company)
Notes to the Financial Statements
 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Golden Fork Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Golden Fork Corporation be unable to continue as a going concern.  As at August 31, 2011 Golden Fork Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $30,779 since inception.  The continuation of Golden Fork Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Golden Fork Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Golden Fork Corporation’ ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

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

Golden Fork Corporation
(A Development Stage Company)
Notes to the Financial Statements
 (Unaudited)

INTERIM FINANCIAL STATEMENTS - These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at August 31, 2011 or May 31, 2011.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of August 31, 2011, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of August 31, 2011. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Golden Fork Corporation
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

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

RECENTLY ISSUED ACCOUNTING STANDARDS - In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 3 -INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified ascurrent or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   The company does not have any uncertain tax positions.

Golden Fork Corporation
(A Development Stage Company)
Notes to the Financial Statements
 (Unaudited)

The Company currently has net operating loss carryforwards aggregating $30,779, which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows :

	As of August 31, 2011	As of May 31, 2011
Deferred tax assets	8,926	5,773
Valuation allowance for deferred tax assets	(8,926)	(5,773)
Net deferred tax assets	-	-

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

Golden Fork Corporation
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of August 31, 2011:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months period ended August 31, 2011 the Company recognized a total of $1,500 for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of August 31, 2011 and May 31, 2011, the director has advanced a total of $7,729 and $7,679, respectively.

NOTE 5 - COMMON STOCK

On July 8, 2011 we closed our offering and sold 540,000 common shares at $0.05 per share to 27 people raising $27,000.

As of August 31, 2011 the Golden Fork Corporation has issued 2,540,000 common shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH AS A RESULT OF GENERAL ECONOMIC CONDITIONS AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT. THE ANALYSIS SET FORTH BELOW IS PROVIDED PURSUANT TO APPLICABLE SECURITIES AND EXCHANGE COMMISSION REGULATIONS AND IS NOT INTENDED TO SERVE AS A BASIS FOR PROJECTIONS OF FUTURE EVENTS. REFER ALSO TO "CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS" AND "RISK FACTORS" BELOW.

The following discussion and analysis provides information which management of GOLDEN FORK CORPORATION (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended August 31, 2011. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin our operations.

Assuming we raise the minimum amount in this offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our goal is to commence our operations. We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations, and we believe that this could take up to 270 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. We are developing our website by registering a domain name: www.goldenforkcorporation.com. After completion of the offering, we immediately started completing developing our website. Completion includes sample menu and other offers to our potential customers. We believe that our website will be fully operational within approximately 90 days from the completion of our offering and that it will cost between $1,000 and $2,000 to complete developing our website.

3. After our website is fully developed, we intend to begin to market our business to potential customers or investors through our website and by personal contacts through Ms. Heyer. We have started marketing our services by building our website and plan to promote Golden Fork on Facebook. We hope to develop an online presence by placing the Company’s name and contact information through online directories.

Within 100 days after we complete our public offering, we will position ourselves to begin our catering services immediately.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, our business plan will be reevaluated.

Limited operating history; need for additional capital.

There is no historical financial information to base an evaluation of our performance. We are in development stage operations and have yet to generate revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

In addition to this offering, we may be seeking equity financing in the future in order to obtain the capital required to implement our business plan. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

Results of operations

From the three months ended August 31, 2010 to three months ended August 31, 2011

Since inception, we have been proactive by hiring an attorney and an auditor for the preparation of our registration statement on Form S-1. We have also prepared and implemented an internal business plan. In addition, we reserved the domain name “www.goldenforkcorporation.com.” Our loss for the three months ended August 31, 2010 was $1,700 of which $750 was for rent, $750 was for consulting services, $0 was for general and administrative, and $200 was for legal and accounting.  Our loss for the three months ended August 31, 2011 is $11,100 of which $750 is for rent, $750 is for consulting services, $6,830 is for general and administrative, and $2,270 for legal and accounting.  We expect to begin operations within 100 days after we completed this offering.

Since inception, we have issued 2,000,000 founder shares of common stock to our sole officer and director, Ms. Heyer and on July 8, 2011 we closed our offering and sold 540,000 shares at $0.05 per share to 27 people raising $27,000.

On April 7, 2011, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective, file number 333-169152, permitting us to offer up to 2,000,000 shares of common stock at $0.05 per share.

As of October 11, 2011, 2,540,000 shares of common stock, $0.00001 par value per share, were outstanding.

On July 20, 2011 we hired West Coast Stock Transfer Corp. of 2010 Hancock Street Ste. A, San Diego, CA 92110 to be our transfer agent.

Liquidity and capital resources

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to begin operations. If we are unable to successfully attract customers and we deplete the proceeds of this offering, then we will need to find alternative sources of income, for instance, a second public offering, a private placement of securities, or loans from our officers or third parties in order for us to continue our operations. At present, we have not made any arrangements to raise additional capital, other than through this offering.

Our sole officer and director is willing to loan us money for our operations until this offering has been completed or until the offering period has expired. If we need additional capital and cannot raise it, then we will either suspend operations until additional capital is raised or cease operations entirely.

As of the date of this prospectus, we have yet to generate any revenues from our business operations.
We issued 2,540,000 shares of common stock pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of August 31, 2011, our total assets were $17,450 and our total liabilities were $10,729.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended August 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2011, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective, file number 333-169152, permitting us to offer up to 2,000,000 shares of common stock at $0.05 per share. There is no underwriter involved in our public offering.

On July 8, 2011 we closed our offering and sold 540,000 shares at $0.05 per share raising $27,000.

ITEM 6.   EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of October, 2011

GOLDEN FORK CORPORATION

By:	/s/ Alida Heyer
ALIDA HEYER
President, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

We issued 2,540,000 shares of common stock pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.