Form 10-Q
period 2011-11-30
GOLDEN FORK CORP
filed 2012-01-04
CIK 1499717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 for the quarterly period ended November 30, 2011
or
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

As of January 3, 2012, 2,540,000 shares of common stock, $0.00001 par value per share, were outstanding.

		Page

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS	7
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 6.	EXHIBITS	7
Signatures		8

Certifications
Exhibit 31.1
Exhibit 32.1

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Golden Fork Corporation
(A Development Stage Company)
(Unaudited)

November 30, 2011

Golden Fork Corporation
(A Development Stage Company)
Balance Sheets
November 30, 2011 and May 31, 2011
(Unaudited)

	November 30, 2011	May 31, 2011

ASSETS

Current Assets

Cash	$15,669	$-

Total Assets	$15,669	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$3,200	$3,000
Due to Directors	7,729	7,679
Total Liabilities	10,929	10,679
Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001, 2,540,000 and 2,000,000 shares issued and outstanding, respectively)	25	20
Additional paid-in capital	38,975	8,980

Deficit accumulated during the development stage	(34,260)	(19,679)

Total Stockholders’ Equity (Deficit)	4,740	(10,679)

Total Liabilities and Stockholders’ Equity (Deficit)	$15,669	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended November 30, 2011 and 2010
and from Inception (December 22, 2009) to November 30, 2011
(Unaudited)

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010	Inception December 22, 2009 to November 30, 2011

Operating Expenses

Consulting services	$750	$750	$1,500	$1,500	$6,000
General and administrative	1,534	700	8,364	700	10,893
Rent	750	750	1,500	1,500	6,000
Legal and accounting	447	2,150	3,217	2,350	11,367

Total Expenses	3,481	4,350	14,581	6,050	34,260

Net Loss	$(3,481)	$(4,350)	$(14,581)	$(6,050)	$(34,260)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,316,957	2,000,000	2,427,869	2,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation
Statements of Cash Flows
(A Development Stage Company)
For the Six Months Ended November 30, 2011 and 2010
and from Inception (December 22, 2009) to November 30, 2011
(Unaudited)

	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010	Inception December 22, 2009 to November 30, 2011

Operating Activities

Net loss	$(14,581)	$(6,050)	$(34,260)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and rent	3,000	3,000	12,000

Changes in operating assets and liabilities
Increase (Decrease) in due to directors	50	200	7,729
Increase (Decrease) in accounts payable	200	2,850	3,200

Net Cash Provided by (Used in) Operating Activities	(11,331)	-	(11,331)

Financing Activities
Issuance of shares for cash	27,000	-	27,000

Net Cash Provided by Financing Activities	27,000	-	27,000

Increase (decrease) in Cash	15,669	-	15,669

Cash – Beginning of Period	-	-	-

Cash – End of Period	15,669	-	15,669

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Golden Fork Corporation
Statement of Changes in Stockholders’ Deficit
(A Development Stage Company)
From Inception, December 22, 2009, to November 30, 2011
 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance at December 22, 2009	-	$-	$-	$-	$-

Issuance of common stock to founders	2,000,000	20	(20)	-	-
Donated services	-	-	3,000	-	3,000
Net loss	-	-	-	(7,129)	(7,129)
Balances at May 31, 2010	2,000,000	20	2,980	(7,129)	(4,129)
Donated services	-	-	6,000	-	6,000
Net loss	-	-	-	(12,550)	(12,550)
Balances at May 31, 2011	2,000,000	20	8,980	(19,679)	(10,679)
Issuance of common stock for cash	540,000	5	26,995	-	27,000
Donated services	-	-	3,000	-	3,000
Net loss	-	-	-	(14,581)	(14,581)
Balances at November 30, 2011	2,540,000	$25	$38,975	$(34,260)	$4,740

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

NATURE OF OPERATIONS

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Golden Fork Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Golden Fork Corporation be unable to continue as a going concern.  As at November 30, 2011 Golden Fork Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $34,260 since inception.  The continuation of Golden Fork Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of Golden Fork Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Golden Fork Corporation’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at November 30, 2011 or May 31, 2011.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of November 30, 2011, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of November 30, 2011. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The Company currently has net operating loss carryforwards aggregating $34,260, which expire through 2031. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011
Deferred tax assets	$9,935	$5,773
Valuation allowance for deferred tax assets	(9,935)	(5,773)
Net deferred tax assets	$-	$-

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of November 30 2011:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months period ended November 30, 2011 the Company recognized a total of $3,000 for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of November 30, 2011, the director has advanced a total of $7,729.

NOTE 5 - COMMON STOCK

On July 8, 2011 we closed our offering and sold 540,000 common shares at $0.05 per share to 27 people raising $27,000.

As of November 30, 2011 the Golden Fork Corporation has issued 2,540,000 common shares.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended November 30, 2011. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

2. We have developed our website by registering a domain name: www.goldenforkcorporation.com. Our website contains sample menu and other offers to our potential customers.

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

Results of operations

From the three months ended November 30, 2010 to three months ended November 30, 2011 and from the six months ended November 30, 2010 to six months ended November 30, 2011

Since inception, we have been proactive by hiring an attorney and an auditor for the preparation of our registration statement on Form S-1. We have also prepared and implemented an internal business plan. In addition, we reserved the domain name “www.goldenforkcorporation.com.” Our loss for the three months ended November 30, 2010 was $4,350 of which $750 was for rent, $750 was for consulting services, $700 was for general and administrative, and $2,150 was for legal and accounting.   Our loss for the six months ended November 30, 2010 was $6,050 of which $1,500 was for rent, $1,500 was for consulting services, $700 was for general and administrative, and $2,350 was for legal and accounting. Our loss for the three months ended November 30, 2011 is $3,481 of which $750 is for rent, $750 is for consulting services, $1,534 is for general and administrative, and $447 for legal and accounting.  Our loss for the six months ended November 30, 2011 was $14,581 of which $1,500 was for rent, $1,500 was for consulting services, $8,364 was for general and administrative, and $3,217 was for legal and accounting.

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

As of January 3, 2012, 2,540,000 shares of common stock, $0.00001 par value per share, were outstanding.

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

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.
We issued 2,540,000 shares of common stock pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of November 30, 2011, our total assets were $15,669 and our total liabilities were $10,929.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 4th day of January 2012.

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