Form 10-Q
period 2012-02-29
Staffing 360 Solutions, Inc.
filed 2012-04-16
CIK 1499717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                                    to
Commission File Number: 333-169152

STAFFING 360° SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0680859
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 S. Pine Island Road, Suite 305 Plantation, FL	33324
(Address of principal executive offices)	(Zip Code)

(86) (535) 729-6152
 (Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No   ☐

As of April 14, 2012, 2,540,000 shares of our common stock, $0.00001 par value per share, were outstanding.

 STAFFING 360° SOLUTIONS, INC.
FORM 10-Q
February 29, 2012

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of February 29, 2012 (Unaudited) and May 31, 2011	3
	Statements of Operations For the Three and Nine Months Ended February 29, 2012 and 2011 and from inception (December 22, 2009) to February 29, 2012 (unaudited)	4
	Statements of Cash Flows For the Nine Months Ended February 29, 2012 and 2011 and from inception (December 22, 2009) to February 29, 2012 (unaudited)	5
	Notes to Unaudited Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

SIGNATURES		16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STAFFING 360° SOLUTIONS, INC.
(FORMERLY GOLDEN FORK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 29,	May 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$438	$3,000
Due to directors	-	7,679

Total Current Liabilities	438	10,679

STOCKHOLDERS' DEFICIT:
Common stock ($0.00001 par value; 75,000,000 shares authorized; 2,540,000 and 2,000,000 shares issued and outstanding at February 29, 2012 and May 31, 2011, respectively)	25	20
Additional paid-in capital	50,455	8,980
Deficit accumulated during development stage	(50,918)	(19,679)

Total Stockholders' Deficit	(438)	(10,679)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes are an integral part of these financial statements.

STAFFING 360° SOLUTIONS, INC.
(FORMERLY GOLDEN FORK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended February 29,	For the Three Months Ended February 28,	For the Nine Months Ended February 29,	For the Nine Months Ended February 28,	For the Period from December 22, 2009 (Inception) to February 29,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting fees - related party	500	750	2,000	2,250	6,500
Rent - related party	500	750	2,000	2,250	6,500
Professional fees	13,517	1,600	16,734	3,950	24,884
Other general and administrative	2,141	700	10,505	1,400	13,034

Total Operating Expenses	16,658	3,800	31,239	9,850	50,918

NET LOSS	$(16,658)	$(3,800)	$(31,239)	$(9,850)	$(50,918)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$-	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	2,540,000	2,000,000	2,465,109	2,000,000

See accompanying notes are an integral part of these financial statements.

STAFFING 360° SOLUTIONS, INC.
(FORMERLY GOLDEN FORK CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended February 29,	For the Nine Months Ended February 28,	For the Period from December 22, 2009 (Inception) to February 29,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,239)	$(9,850)	$(50,918)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Donated services and rent expense	4,000	4,500	13,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,562)	-	438
Due to directors	2,801	5,350	10,480

NET CASH USED IN OPERATING ACTIVITIES	(27,000)	-	(27,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	27,000		27,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,000	-	27,000

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes are an integral part of these financial statements.

STAFFING 360° SOLUTIONS, INC.
(Formerly Golden Fork Corporation)
Notes to Unaudited Financial Statements
February 29, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Staffing 360° Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”). On March 16, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from Golden Fork to Staffing 360˚ Solutions, Inc. The business purpose of Golden Fork was to enter into the catering services industry and to become a recognized leader in our targeted market for onsite food preparation and catering services. Since the date of inception to February 2012, the Company’s development activities related to the catering service business were minimal.

On February 17, 2012, Alida Heyer (the “Seller”), who held the voting rights equivalent to 78.7% of the outstanding shares of common stock of the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TRIG Special Purpose 1, LLC, a Nevada Corporation, (the “Purchaser”) to sell to the Purchaser all her shares of the Company’s common stock, consisting of 2,000,000 shares (the “Shares”). Pursuant to the Agreement, the Purchaser paid the Seller $240,000 for the Shares in a private transaction and the Company has become a 78.7% owned subsidiary of TRIG Special Purpose 1, LLC ) (“TRIG”) and there has been a change in control. The Company’s President and Director, Alfonso J. Cervantes, through his beneficial ownership of Trilogy Capital Partners, Inc. (”Trilogy Capital”), beneficially holds 50% of TRIG.

In March 2012, the Company commenced its operations in the international staffing sector pursuant to a consolidation business model. The Company anticipates initially acquiring a platform company concurrent with an Alternative Public Offering as it pursues the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries.

Basis of presentation and going concern

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. The accompanying unaudited financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The Company is presented as a development stage company. Activities during the development stage include organizing the business and raising capital.  The Company is a development stage company with no revenues and no profits.  Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company’s performance and its prospects for achieving its intended business objectives. Accordingly, these financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Golden Fork Corporation be unable to continue as a going concern.  As of February 29, 2012, the Company has a working capital deficiency, has not generated revenues and has accumulated losses of $50,918 since inception.  The continuation of Staffing 360 Solutions, Inc. as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

STAFFING 360° SOLUTIONS, INC.
(Formerly Golden Fork Corporation)
Notes to Unaudited Financial Statements
February 29, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

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

Fair value measurements and fair value of financial instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

*	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
*
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

*
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, notes and mortgages payable, and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. Mortgage and other notes payable carrying value approximate fair value based on the market interest rates under such notes. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at February 29, 2012 or May 31, 2011.

Income taxes

The Company is governed by the Income Tax Law of the United States. The Company utilizes ASC Topic 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Under ASC Topic 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

STAFFING 360° SOLUTIONS, INC.
(Formerly Golden Fork Corporation)
Notes to Unaudited Financial Statements
February 29, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longermeet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Net loss per share of common stock

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At February 29, 2102 and May 31, 2011, the Company did not have any outstanding common stock equivalents.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - RELATED PARTY TRANSACTIONS

For the nine months ended February 29, 2012 and February 28, 2011, the Company recognized a total of $4,000 and $4,500 for rent and services from directors for rent at $250 per month and at $250 per month for consulting services provided by the President and Director of the Company, respectively. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties and have been treated as contributed capital and included in additional paid-in capital.
.
Since inception the Company’s officer and director has advanced funds to the Company for legal, audit, filing fees, general office administration and working capital needs. During the nine months ended February 29, 2012 and February 28, 2011, the director/officer advanced the Company $2,801 and $5,350, respectively. As of the closing of stock purchase agreement discussed in Note 1, the officer/director agreed to release and discharge the Company from all payments of funds due to her and any other liabilities and accordingly, the Company reflected the forgiveness of this debt in the amount of $10,480 as contributed capital which was included in additional paid-in capital. The Company no longer has any outstanding debt obligations to her.

On December 15, 2011, TRIG entered into an employment agreement with Allan Hartley, the Company’s chief executive officer. On February 21, 2012, TRIG assigned this employment agreement to the Company (See Note 4).

STAFFING 360° SOLUTIONS, INC.
(Formerly Golden Fork Corporation)
Notes to Unaudited Financial Statements
February 29, 2012

NOTE 3 – STOCKHOLDERS’ EQUITY

On December 22, 2009 (inception), the Company issued 2,000,000 common shares to its founder.

On July 8, 2011 we closed our offering and sold 540,000 common shares at $0.05 per share to 27 people raising $27,000.

As of February 29, 2012, the Company has issued 2,540,000 common shares.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On December 15, 2011, TRIG entered into an employment agreement (the “Employment Agreement”) with Allan Hartley to become its Chief Executive Officer and a Director. On February 21, 2012 the (“Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s chief executive Office (the “CEO”). Pursuant to the Employment Agreement, the CEO shall be paid $7,500 per month on a month-to-month basis on part time basis.  Additionally, the Company shall transfer (or cause to be transferred) to CEO a number of shares (the “CEO Shares”) of the Company’s common stock that represents 5% of the outstanding common stock of the Company as of the date of the share acquisition agreement dated February 19, 2012. The CEO Shares shall vest at the following milestones: of the Five Percent (5%) total shares transferred to the CEO, two Percent (2%) will vest simultaneous with the completion of the Company’s first acquisition and one percent (1%) will vest as the completion of the Company’s second, third and fourth acquisitions, respectively. Pursuant to ASC Topic 718, the Company shall proportionally recognize compensation expense aggregating $15,240 on each respective milestone date equal to the number shares vested on each milestone date multiplied by the fair value of the Company common shares on the Grant Date of $.12 which was based on the per common share price paid pursuant to the Stock Purchase Agreement.

NOTE 5 – SUBSEQUENT EVENTS

Pursuant to a term sheet whereby the Company is offering for sale promissory notes in the aggregate principal amount of up to $500,000 to provide funds for expenses related to the acquisition of a privately held staffing company, on March 5, 2012, the Company entered into a Note Purchase Agreement and a related Note Agreement (the “Note Agreements”). Pursuant to the Note Agreements, the Company issued a Note in the principal amount of $50,000 (the "Note). The Note bears interest at the rate of 12% per annum and is due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter commencing March 31, 2012 and on the Maturity Date. The Company shall not have the right to prepay this Note. However, within 15 days following the closing of an acquisition of a suitable platform company, the Company will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

In March 2012, we commenced limited operations in the international staffing sector pursuant to a consolidation business model. We anticipate initially acquiring a platform company concurrent with an Alternative Public Offering as we pursue the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries. We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

On February 15, 2012, TRIG Capital Group, an affiliate of the Company, executed a Letter of Intent to acquire IDC Technologies, Inc., a successful Silicon Valley IT staffing and business processing outsourcing company (“IDC”). On February 21, 2012, TRIG Capital Group assigned the Letter of Intent to us.

Limited Operating History

The Company has generated no independent financial history and has not previously demonstrated that it will be able to expand its business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

There is no historical financial information to base an evaluation of our performance. We are in development stage operations and have yet to generate revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

We will be seeking equity financing in the future in order to obtain the capital required to implement our business plan. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended February 29, 2012 contained herein. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Stock-based compensation
We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of February 29, 2012. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of operations

From the three and nine months ended February 29, 2012 as compared to the three and nine months ended February 28, 2011

Revenues

Since inception, we have not generated any revenues.

Operating expenses

For the nine months ended February 29, 2012, operating expenses amounted to $31,239 as compared to $ 9,850 to the comparable period in 2011, an increase of $21,389 or 217.2%.  For the three months ended February 29, 2012, operating expenses amounted to $16,658 as compared to $3,800 to the comparable period in 2011, an increase of $12,858 or 338.4%.  For the three and nine months ended February 29, 2012 and for the three and nine months ended February 28, 2011, operating expenses consisted of the following:

	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011	For the Nine Months Ended February 29, 2012	For the Nine Months Ended February 28, 2011
Consulting fees – related party	$500	$750	$2,000	$2,250
Rent	500	750	2,000	2,250
Professional fees	13,517	1,600	16,734	3,950
Other general and administrative	2,141	700	10,505	1,400

Total Operating Expenses	$16,658	$3,800	$31,239	$9,850

For the three and nine months ended February 29, 2012, the increase in our operating expenses as compared to the comparable 2011 periods was primarily attributable to an increase in professional fees. In the 2012 period, we incurred professional fees of $13,517 and $16,734, respectively. We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and professional fees in connection with our new business model. In March 2012, we commenced limited operations in the international staffing sector pursuant to a consolidation business model ad new expect to incur additional legal, consulting and other fees related to these operation.

We also experienced an increase in general and administrative expenses in the 2012 period and expect these expenses to increase in the near future as we implement our business plan.

Net Loss

As a result of the factors described above, our net loss for the nine months ended February 29, 2012 was $31,239, or $(0.01) per common share (basic and diluted) as compared to $9,850, or $(0.00) in the comparable 2011 period. Our net loss for the three months ended February 29, 2012 was $16,658, or $(0.01) per common share (basic and diluted) as compared to $3,800, or $(0.00) in the comparable 2011 period.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock and from advances from our former majority shareholder/office/director.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirement.  All funds received have been expended in the furtherance of growing the business and implementing our business plan. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	An increase in working capital requirements to finance targeted acquisitions,
☐	Addition of administrative and sales personnel as the business grows,
☐	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
☐	The cost of being a public company, and
☐	Capital expenditures to add additional technology.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Since inception, we have not had any revenue.  At February 29, 2012, we had no cash and no working capital. Since inception, we raised $27,000 from the sale of common stock to fund our operating expenses and pay our obligations. We currently have no material commitments for capital expenditures.

Additionally, pursuant to a term sheet whereby we are offering for sale promissory notes in the aggregate principal amount of up to $500,000 to provide funds for expenses related to the acquisition of a privately held staffing company, on March 5, 2012, we entered into a Note Purchase Agreement and a related Note Agreement (the “Note Agreements”). Pursuant to the Note Agreements, we issued a Note in the principal amount of $50,000 (the "Note). The Note bears interest at the rate of 12% per annum and is due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter commencing March 31, 2012 and on the Maturity Date. We shall not have the right to prepay this Note. However, within 15 days following the closing of an acquisition of a suitable platform company, we will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

We must raise funds to implement our business plan in order to pursue the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries and for working capital.  Currently, we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. Currently, we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Operating activities

For the nine months ended February 29, 2012, net cash flows used in operating activities amounted to $27,000 and was attributable to our net loss of $31,239, offset by the add back of the non-cash item of donated services and rent of $4,000, and changes in operating assets and liabilities of $239. For the nine months ended February 28, 2011, net cash flows used in operating activities amounted to $0 and was attributable to our net loss of $9,850, offset by the add back of the non-cash item of donated services and rent of $4,500, and changes in operating assets and liabilities of $5,350.

Financing activities

For the nine months ended February 29, 2012, net cash flows provided by financing activities was $27,000 and was attributable to the sale of our common stock.  We did not have any financing activities in the 2011 period.

Contractual Obligations

As of February 29, 2012, we have no fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs and other factors may result in actual payments differing from the estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended February 29, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On March 5, 2012, we entered into a Note Purchase Agreement and a related Note Agreement (the “Note Agreements”). Pursuant to the Note Agreements, we issued a Note in the principal amount of $50,000 (the "Note). The Note bears interest at the rate of 12% per annum and is due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter commencing March 31, 2012 and on the Maturity Date. We shall not have the right to prepay this Note. However, within 15 days following the closing of an acquisition of a suitable platform company, we will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

ITEM 6.   EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description

4.1	Note Agreement dated March 5, 2012.
10.1	Form of Note Purchase Agreement.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360° SOLUTIONS, INC.

Date: April 16, 2012	By:	/s/ Allan Hartley
Allan Hartley
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 16, 2012	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)