Form 10-K
period 2012-05-31
Staffing 360 Solutions, Inc.
filed 2012-09-13
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

  (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended May 31, 2012

or

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____to _____

COMMISSION FILE NUMBER: 333-169152

STAFFING 360° SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	7350	68-0680859
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification

300 S. Pine Island Road, Suite 305

Fort Lauderdale, FL 33324

(800)330-1860

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

As of September 13, 2012, 7,620,000 shares of common stock, $0.00001 par value per share, were outstanding.

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Staffing 360°” and the “Company” mean Staffing 360° Solutions, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the year ended May 31, 2012. Because of the nature of a relatively new company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

PART I

ITEM 1. BUSINESS

General

Staffing 360° Solutions, Inc. was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”). On March 16, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from Golden Fork to Staffing 360˚ Solutions, Inc.

On February 15, 2012, TRIG Capital Group, an affiliate of the Company, executed a Letter of Intent to acquire IDC Technologies, Inc., a successful Silicon Valley IT staffing and business processing outsourcing company (“IDC”). On February 21, 2012, TRIG Capital Group assigned the Letter of Intent to us.

On February 17, 2012, Alida Heyer (the “Seller”), who held the voting rights equivalent to 78.7% of the outstanding shares of common stock of the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TRIG Special Purpose 1, LLC, a Nevada Corporation, (the “Purchaser”) to sell to the Purchaser all her shares of the Company’s common stock, consisting of 2,000,000 shares (the “Shares”). Following the sale of the Shares, the Company effected a one-for-three forward split on April 13, 2012. Pursuant to the Stock Purchase Agreement, the Purchaser paid the Seller $240,000 for the Shares in a private transaction and the Company has become a 78.7% owned subsidiary of TRIG Special Purpose 1, LLC ) (“TRIG”) and there has been a change in control. The Company’s President and Director, Alfonso J. Cervantes, through his beneficial ownership of Trilogy Capital Partners, Inc. (”Trilogy Capital”), beneficially holds 50% of TRIG.

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

Between March 5, 2012 and May 2012, we entered into a Note Purchase Agreements and a related Note Agreement (the “Note Agreements”). Pursuant to the Note Agreements, we issued a Note in the aggregate principal amount of $250,000 (the "Note). The Notes bear interest at the rate of 12% per annum and are due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter commencing March 31, 2012 and on the Maturity Date. We shall not have the right to prepay this Notes. However, within 15 days following the closing of an acquisition of a suitable platform company, we will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

On April 13, 2012, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) for its name change and a forward split of the Company’s issued and outstanding shares on a basis of 1 for 3 (the “Forward Split”). Upon effect of the Forward Split, the Company’s issued and outstanding shares of common stock shall increase from 2,540,000 to 7,620,000. FINRA declared the Forward Split effective as of April 13, 2012. In connection with the name change, the Company’s trading symbol was changed from “GDNF” to “STAF” (the “Symbol Change”).

The Company is presented as a development stage company. Activities during the development stage include organizing the business and raising capital. The Company is a development stage company with no revenues and no profits. Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company’s performance and its prospects for achieving its intended business objectives

Limited Operating History

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

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our office is currently located at 641 Lexington Ave, Suite 1526, New York, NY  10022. Our telephone number is 800-330-1860. We sublease space from a shareholder.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY.

No Public Market for Common Stock

There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders of Common Stock

We have 28 record holders of our common stock as of September 12, 2012.

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company, at the current time, has no stock option plan or any equity compensation plans

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended May 31, 2012 contained herein. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of May 31, 2012. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

Results of operations

For the year ended May 31, 2012 as compared to the year ended May 31, 2011

Revenues

Since inception, we have not generated any revenues.

Operating expenses

For the year ended May 31, 2012, operating expenses amounted to $241,838 as compared to $12,550 for the year ended May 31, 2011, an increase of $229,288 or 1,827.0%. For the years ended May 31, 2012 and 2011, operating expenses consisted of the following:

	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011
Compensation and benefits	$37,008	$-
Consulting fees – related party	109,500	3,000
Rent – related party	2,000	3,000
Professional fees	82,370	5,150
Other general and administrative	10,960	1,400

Total Operating Expenses	$241,838	$12,550

For the year ended May 31, 2012, the increase in our operating expenses as compared to year ended May 31, 2011 was primarily attributable to:

•	An increase in compensation and benefits of $37,008. In February 2012, we hired our chief executive officer pursuant to an employment agreement.
•	During the year ended May 31, 2012, we incurred consulting fees to related parties of $109,500 for management and business development services
•	For the year ended May 31, 2012, we incurred professional fees of $82,370 including consulting fees of $39,486 for business development services, accounting fees of $3,500, legal fees of $25,846, and other professional fees of $13,538. We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and professional fees in connection with our new business model. In March 2012, we commenced limited operations in the international staffing sector pursuant to a consolidation business model ad new expect to incur additional legal, consulting and other fees related to these operation.
•	We also experienced an increase in general and administrative expenses in the 2012 period and expect these expenses to increase in the near future as we implement our business plan.

Other Expenses

For the year ended May 31, 2012, we incurred aggregate interest expense of $2,975 and $68 related to outstanding notes payable and related party notes, respectively. We did not incur interest expense in the 2011 period.

Net Loss

As a result of the factors described above, our net loss for the year ended May 31, 2012 and 2011 was $244,881 and $12,550, or a net loss per common share of $0.03 and $0.00 (basic and diluted), respectively.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock and from advances from our former majority shareholder/office/director.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirement and for the payment of compensation and benefits. All funds received have been expended in the furtherance of growing the business and implementing our business plan. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance targeted acquisitions,
•	Addition of administrative and sales personnel as the business grows,
•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
•	The cost of being a public company, and
•	Capital expenditures to add additional technology.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Since inception, we have not had any revenue. At May 31, 2012, we had a cash balance of $18,867. Since inception we have funded our operations as follows:

•	Since inception, we raised $27,000 from the sale of common stock to fund our operating expenses and pay our obligations.
•	Pursuant to a term sheet wherebywe are offering for sale promissory notes in the aggregate principalamount of up to $500,000 to provide funds for expenses related to the acquisition of aprivately held staffing company, during the year ended May 31, 2012, we entered into Note Purchase Agreements and a related Note Agreements (the “Note Agreements”). Pursuant to the Note Agreements, we issued Notes in the aggregate principal amount of $250,000 (the "Notes). The Notes bear interest at the rate of 12% per annum and are due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter and on the Maturity Date. We shall not have the right to prepay these Notes. However, within 15 days following the closing of an acquisition of a suitable platform company, we will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

•	In August 2012, we issued Notes with the same terms as above in the aggregate principal amounts of $100,000.
•	On April 20, 2012, we entered into a note agreement with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company majority owned by Company’s president and director in the amount of $3,800. This note is unsecured, bears interest at 5.0% and is due one year from the note date. This note was repaid on May 18, 2012. At May 31, 2012, interest due under this note amounted to $15 which has been included in due to related parties on the accompanying balance sheet. For the year ended May 31, 2012, interest expense related to this note amounted to $15.
•	In April 2012, we entered into various note agreements with a Robert Y. Lee and Grandview Capital Corp. shareholders of TRIG in the aggregate amount of $9,600. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date. At May 31, 2012, the aggregate principal amounts due under these notes amounted to $9.600. At May 31, 2012, interest due under these notes amounted to $53 which has been included in due to related parties on the accompanying balance sheet. For the year ended May 31, 2012, interest expense related to these notes amounted to $53.
•	Subsequent to May 31, 2012, we entered into various one-year note agreements with Trilogy Capital in the aggregate amount of $14,000. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.
•	In August 2012, we entered into various note agreements with a Robert Y. Lee and Grandview Capital Corp. shareholders of TRIG in the aggregate amount of $18,000. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

We currently have no material commitments for capital expenditures. We must raise funds to implement our business plan in order to pursue the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries and for working capital. Currently, we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. Currently, we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Operating activities

For the year ended May 31, 2012, net cash flows used in operating activities amounted to $270,543 and was attributable to our net loss of $244,881, offset by the add back of the non-cash item of donated services and rent of $4,000, and changes in operating assets and liabilities of $(29,653).

Financing activities

For the year ended May 31, 2012, net cash flows provided by financing activities was $289,401 and was attributable to the sale of our common stock of $27,000, proceeds from convertible debt of $250,000, and net cash received from related party notes of $9,600.We did not have any financing activities in the 2011 period.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of May 31, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Convertible notes payable	$250,000	250,000	$-	$-	$-
Notes payable – related parties	9,600	9,600	-	-	-
Total contractual obligations	$259,600	$259,600	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STAFFING 360º SOLUTIONS, INC

 (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

May 31, 2012 and 2011

STAFFING 360º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

May 31, 2012 and 2011

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets - As of May 31, 2012 and 2011	F-3

Statements of Operations -
For the Years ended May 31, 2012 and 2011	F-4

Statements of Changes in Stockholders’ Deficit -
From December 22, 2009 (Inception) to May 31, 2012	F-5

Statements of Cash Flows –
For the Years ended May 31, 2012 and 2011	F-6

Notes to the Financial Statements	F-7 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Staffing 360o Solutions, Inc. (Formerly Golden Fork Corporation)

(A Development Stage Company)

We have audited the accompanying balance sheets of Staffing 360o Solutions, Inc. (Formerly Golden Fork Corporation) (A Development Stage Company) as of May 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the periods then ended and from inception (December 22, 2009) through May 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Staffing 360o Solutions, Inc. (Formerly Golden Fork Corporation) as of May 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

September 13, 2012

STAFFING 360º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	May 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$18,867	$-
Prepaid expenses	54,552	-

Total Current Assets	73,419	-

Total Assets	$73,419	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$250,000	$-
Notes payable - related parties	9,600	-
Accounts payable and accrued expenses	25,795	3,000
Due to related parties	2,104	7,679

Total Current Liabilities	287,499	10,679

STOCKHOLDERS' DEFICIT:
Common stock ($0.00001 par value; 75,000,000 shares authorized; 7,620,000 and 6,000,000 shares issued and outstanding at May 31, 2012 and 2011, respectively)	76	60
Additional paid-in capital	50,404	8,940
Deficit accumulated during development stage	(264,560)	(19,679)

Total Stockholders' Deficit	(214,080)	(10,679)

Total Liabilities and Stockholders' Deficit	$73,419	$-

The accompanying notes are an integral part of these financial statements

STAFFING 360º SOLUTIONS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended May 31,	For the Year Ended May 31,	For the Period from December 22, 2009 (Inception) to May 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Compensation and benefit	37,008	-	37,008
Consulting fees - related parties	109,500	3,000	114,000
Rent - related party	2,000	3,000	6,500
Professional fees	82,370	5,150	90,520
Other general and administrative	10,960	1,400	13,489

Total Operating Expenses	241,838	12,550	261,517

LOSS FROM OPERATIONS	(241,838)	(12,550)	(261,517)

OTHER EXPENSES:
Interest expense	(2,975)	-	(2,975)
Interest expense - related parties	(68)	-	(68)

Total Other Expenses	(3,043)	-	(3,043)

NET LOSS	$(244,881)	$(12,550)	$(264,560)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	7,451,803	6,000,000

The accompanying notes are an integral part of these financial statements

STAFFING 360º SOLUTIONS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From December 22, 2009 (Inception) to May 31, 2012

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, December 22, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common stock to founders	6,000,000	60	(60)		-

Donated services and rent	-	-	3,000		3,000

Net loss for the period	-	-	-	(7,129)	(7,129)

Balance, May 31, 2010	6,000,000	60	2,940	(7,129)	(4,129)

Donated services and rent	-	-	6,000	-	6,000

Net loss for the year	-	-	-	(12,550)	(12,550)

Balance, May 31, 2011	6,000,000	60	8,940	(19,679)	(10,679)

Issuance of common stock for cash	1,620,000	16	26,984	-	27,000

Donated services and rent	-	-	4,000	-	4,000

Debt Forgiven by director	-	-	10,480	-	10,480

Net loss for the year	-	-	-	(244,881)	(244,881)

Balance, May 31, 2012	7,620,000	$76	$50,404	$(264,560)	$(214,080)

The accompanying notes are an integral part of these financial statements

STAFFING 360º SOLUTIONS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,	For the Year Ended May 31,	For the Period from December 22, 2009 (Inception) to May 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(244,881)	$(12,550)	$(264,560)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Donated services and rent expense	4,000	6,000	13,000
Changes in operating assets and liabilities:
Prepaid expenses	(54,552)	-	(54,552)
Accounts payable and accrued expenses	22,795	-	25,795
Due to directors	2,104	6,550	9,783

NET CASH USED IN OPERATING ACTIVITIES	(270,534)	-	(270,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	250,000	-	250,000
Proceeds from notes payable - related parties	16,201	-	16,201
Repayment of related party notes payable	(3,800)	-	(3,800)
Proceeds from sale of common stock	27,000	-	27,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	289,401	-	289,401

NET INCREASE IN CASH	18,867	-	18,867

CASH - beginning of year	-	-	-

CASH - end of year	$18,867	$-	$18,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$484	$-	$484
Income taxes	$-	$-	$-

Non-cash activities:
Issuance for founder shares			$20
Debt forgiveness	$2,801	$6,550	$10,480

The accompanying notes are an integral part of these financial statements

STAFFING 360 º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Staffing 360º Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”). On March 16, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from Golden Fork to Staffing 360º Solutions, Inc. The business purpose of Golden Fork was to enter into the catering services industry and to become a recognized leader in our targeted market for onsite food preparation and catering services. Since the date of inception to February 2012, the Company’s development activities related to the catering service business were minimal.

On February 17, 2012, Alida Heyer (the “Seller”), who held the voting rights equivalent to 78.7% of the outstanding shares of common stock of the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TRIG Special Purpose 1, LLC, a Nevada Corporation, (the “Purchaser”) to sell to the Purchaser all her shares of the Company’s common stock, consisting of 6,000,000 shares (the “Shares”). Pursuant to the Agreement, the Purchaser paid the Seller $240,000 for the Shares in a private transaction and the Company has become a 78.7% owned subsidiary of TRIG Special Purpose 1, LLC ) (“TRIG”) and there has been change in control. The Company’s President and Director, Alfonso J. Cervantes, through his beneficial ownership of Trilogy Capital Partners, Inc. (”Trilogy Capital”), beneficially holds 50% of TRIG.

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

The Company is presented as a development stage company. Activities during the development stage include organizing the business and raising capital.  The Company is a development stage company with no revenues and no profits.  Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company’s performance and its prospects for achieving its intended business objectives. Accordingly, these financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Staffing 360º Solutions, Inc. is unable to continue as a going concern.  As of May 31, 2012, the Company has a working capital deficiency of $214,080, has not generated revenues, has accumulated losses of $264,560 since inception, and for the year ended May 31, 2012 had net cash used in operations of $270,534.  The continuation of Staffing 360º Solutions, Inc. as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

STAFFING 360 º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates in the 2012 and 2011 period include the valuation of deferred tax assets.

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

	May 31, 2012	May 31, 2011
Level 1	-	-
Level 2	-	-
Level 3	-	-

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at May 31, 2012 or May 31, 2011.

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

STAFFING 360 º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of May 31, 2012 and 2011, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Advertising

Advertising is expensed as incurred. For the years ended May 31, 2012 and 2011, the Company did not incur advertising expenses.

Research and Development

Research and development costs are expensed as incurred. For years ended May 31, 2012 and 2011, the Company did not incur research and development costs.

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of convertible promissory notes (using the if-converted method). All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses. Potential dilutive securities include securities issuable upon the future conversion of convertible debt (see Note 2) and upon the attainment of certain milestones pursuant to an employment agreement (see Note 6).

Forward stock split

The Company effected a one-for-three forward stock split on April 13, 2012.  All share and per share information has been retroactively adjusted to reflect this forward stock split.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

STAFFING 360 º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 2 – CONVERTIBLE NOTES PAYABLE

Pursuant to a term sheet whereby the Company is offering for sale promissory notes in the aggregate principal amount of up to $500,000 to provide funds for expenses related to the acquisition of a privately held staffing company, on March 5, 2012 and May 4, 2012, the Company entered into a Note Purchase Agreements and related Note Agreements (the “Note Agreements”). Pursuant to the Note Agreements, on March 5, 2012 and May 4, 2012, the Company issued Notes in the principal amount of $50,000 and $200,000 (the “Notes”), respectively. The Notes bear interest at the rate of 12% per annum and are due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter commencing on the first calendar quarter subsequent to the respective Note date and ending on the Maturity Date. The Company shall not have the right to prepay this Note. However, within 15 days following the closing of an acquisition of a suitable platform company, the Company will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

Since the convertible notes include an embedded conversion feature, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 480-20, “Debt with Conversion and Other Options”. The Note holders shall have the option to exchange all or a portion of the face amount of the Note, plus any accrued and unpaid interest thereon, into the applicable dollar amount of any other securities issued by the Company in connection with the subsequent financing, at a conversion price equal to 50% of the subsequent financing offering price. In accordance with ASC 480-20 which deals with instruments containing a fixed percentage conversion feature dependent on a future event, the Company estimated the intrinsic value of the beneficial conversion features of at March 5, 2012 and May 4, 2012 (the “Commitment Dates”) of $50,000 and $200,000, respectively. However, these amounts will only be recorded at the date the Company enters into the subsequent financing arrangement.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes payable – related parties

On April 20, 2012, the Company entered into a note agreement with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company majority owned by Company’s president and director in the amount of $3,800. This note is unsecured, bears interest at 5.0% and is due one year from the note date. This note was repaid on May 18, 2012. At May 31, 2012, interest due under this note amounted to $15 which has been included in due to related parties on the accompanying balance sheet. For the year ended May 31, 2012, interest expense related to this note amounted to $15.

In April 2012, the Company entered into various note agreements with a Robert Y. Lee and Grandview Capital Corp. shareholders of TRIG in the aggregate amount of $9,600. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date. At May 31, 2012, the aggregate principal amounts due under these notes amounted to $9.600. At May 31, 2012, interest due under these notes amounted to $53 which has been included in due to related parties on the accompanying balance sheet. For the year ended May 31, 2012, interest expense related to these notes amounted to $53.

At May 31, 2012, aggregate principal due under the above notes amounted to $9,600 and interest amounts due under the notes amounted to $68. The weighted average interest rate on the Company’s related party note obligations was 5%.

STAFFING 360 º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

Consulting fees – related parties

For the years ended May 31, 2012 and 2011, the Company recognized a total of $2,000 and $3,000 for donated services from the former director/officer at $250 per month for consulting services provided by the former President and Director of the Company, respectively. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties. These amounts have been included in consulting fees - related parties on the accompanying statements of operations.

For the years ended May 31, 2012 and 2011, the Company incurred $57,500 and $0 respectively, in consulting fees to Trilogy Capital, which has been included in consulting fees - related parties on the accompanying statements of operations.

For the years ended May 31, 2012 and 2011, the Company incurred $25,000 and $0 respectively, in consulting fees to Grandview Capital Corp., which has been included in consulting fees - related parties on the accompanying statements of operations.

For the years ended May 31, 2012 and 2011, the Company incurred $25,000 and $0 respectively, in consulting fees to Robert Y Lee, which has been included in consulting fees - related parties on the accompanying statements of operations.

Other

For the years ended May 31, 2012 and 2011, the Company recognized rent expense of $2,000 and $3,000, respectively, for the value of office space used by the Company from the former director/officer at $250 per month. These transactions were recorded at the exchange amount which is the amount agreed to by the transacting parties.

Since inception the Company’s former officer and director had advanced funds to the Company for legal, audit, filing fees, general office administration and working capital needs. During the years ended May 31, 2012 and 2011, the former director/officer advanced the Company $2,801 and $6,550, respectively. As of the closing of stock purchase agreement discussed in Note 1, the officer/director agreed to release and discharge the Company from all payments of funds due to her and any other liabilities and accordingly, the Company reflected the forgiveness of this debt in the amount of $10,480 as contributed capital which was included in additional paid-in capital. The Company no longer has any outstanding debt obligations to her.

On December 15, 2011, TRIG entered into an employment agreement with Allan Hartley, the Company’s chief executive officer. On February 21, 2012, TRIG assigned this employment agreement to the Company (See Note 6).

Trilogy Capital, from time to time, provided advances to the Company for working capital purposes. From March 2012 through May 31, 2012, Trilogy Capital advanced the Company $7,721 and was repaid $6,400. At May 31, 2012, the Company had a payable to Trilogy Capital of $1,321. These advances were short-term in nature and non-interest bearing and are included in due to related parties on the accompanying balance sheets.

At May 31, 2012, the Company owed Robert Y. Lee $715 for travel reimbursement which has been included in due to related parties.

STAFFING 360 º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 4 - INCOME TAXES

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

The Company currently has net operating loss carry forwards aggregating $231,766, which expire through 2032. The deferred tax asset related to the carry forwards has been fully reserved.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	2012	2011
U.S. “expected” income tax	$(73,470)	$(4,267)
Non-deductible expenses	1,360	-
Change in valuation allowance	72,110	4,267
Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at May 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$78,801	$6,691
Total gross deferred tax assets	78,801	6,691
Less valuation allowance	(78,801)	(6,691)
Net deferred tax assets	$-	$-

The valuation allowance at May 31, 2011 was $6,691. The increase during 2012 was $72,110.

NOTE 5 – STOCKHOLDERS’ EQUITY

On December 22, 2009, the Company issued 6,000,000 shares of its common stock to the Company’s founder.

On July 8, 2011 we closed our offering and sold 1,620,000 common shares at $0.0167 per share to 27 people raising $27,000.

As of May 31, 2012, the Company has issued 7,620,000 common shares.

STAFFING 360 º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On December 15, 2011, TRIG entered into an employment agreement (the “Employment Agreement”) with Allan Hartley to become its Chief Executive Officer and a Director. On February 21, 2012 the (“Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s chief executive Office (the “CEO”). Pursuant to the Employment Agreement, the CEO shall be paid $7,500 per month on a month-to-month basis on part time basis. Additionally, the Company shall transfer (or cause to be transferred) to CEO a number of shares (the “CEO Shares”) of the Company’s common stock that represents 5% of the outstanding common stock of the Company as of the date of the share acquisition agreement dated February 19, 2012. The CEO Shares shall vest at the following milestones: of the Five Percent (5%) total shares transferred to the CEO, two Percent (2%) will vest simultaneous with the completion of the Company’s first acquisition and one percent (1%) will vest as the completion of the Company’s second, third and fourth acquisitions, respectively. Pursuant to ASC Topic 718, the Company shall proportionally recognize compensation expense aggregating $15,240 on each respective milestone date equal to the number shares vested on each milestone date multiplied by the fair value of the Company common shares on the Grant Date of $.04 which was based on the per common share price paid pursuant to the Stock Purchase Agreement. As of May 31, 2012, no milestones have been met and no shares have been issued.

Consulting Agreements

On May 1, 2012, the Company entered into a one-year advisory agreement for business advisory services.  In connection with the agreement, the Company shall pay this consultant $120,000 during the term of the contract payable in a combination of cash and stock of the Company on the following basis:

a)	Restricted common stock: In consideration of the services to be rendered by Advisor pursuant to this Agreement, Advisor shall be entitled to receive as compensation $60,000 in the form of the Company's common stock. The number of shares of common stock of the Company shall be based on a value equal to the per share price that shares to be sold in the PIPE financing for the Company's initial acquisition concurrent with the Alternative Public Offering.
b)	In consideration of the services to be rendered by Advisor pursuant to this Agreement, Advisor shall receive $60,000 per annum at the rate of $5,000 per month with payments made on the first of each month. Commencing May 1, 2012, the date of this Agreement, the $5,000 monthly shall be accrued and whatever balance has accrued will be paid in full from the proceeds of the financing at the closing of the Company's initial acquisition and Alternative Public Offering. Subsequent payments following the closing will be due on the first of each month.

At May 31, 2012, the Company owed this advisor $10,000 which has been in included in accounts payable and accrued expenses.

STAFFING 360 º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 7 – SUBSEQUENT EVENTS

Consulting agreements

On July 2, 2012, the Company entered into a six-month consulting agreement for business development services.  In connection with the agreement, the Company shall pay this consultant $5,000 per month during the term of the contract payable in a combination of cash and stock of the Company as determined at time of payment. The Company will pay the Consultant a performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Performance Fee will be based on purchase price and will be paid at 5% of the first million dollars, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars, and 1% of the fifth million dollars and each million over the fifth million. Notwithstanding the aforementioned, it is understood and agreed that the total of all monthly cash retainers paid by the Company under this Agreement will be deducted from the Performance Fee. The Performance Fee for any merger or acquisition that the Consultant or designee of the Consultant originates shall include fee sharing with any qualified sell side broker fees. If, at any time within two years after the date of termination of this Agreement, the Company enters into any transaction that has been identified to the Company by Consultant during the term of this Agreement, then the Company shall pay the Performance Fee to Consultant.

On July 19, 2012, the Company entered into a one-year consulting agreement for business development services.  In connection with the agreement, the Company shall pay this consultant 1) a flat rate of $25,000 plus expenses per acquisition target for due diligence; 2) effective August 1, 2012, $5,000 per month during the term of the contract, and 3) the Company will pay the Consultant performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Performance Fee will be based on purchase price and will be paid at 5% of the first million dollars, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars, 1% of the fifth million dollars and each million over the fifth million. The Performance Fee for any merger or acquisition that the Consultant or designee of the Consultant originates shall include fee sharing with any qualified sell side broker fees. If, at any time within two years after the date of termination of this Agreement, the Company enters into any transaction that has been identified to the Company by Consultant during the term of this Agreement, then the Company shall pay the Performance Fee to Consultant; 4) for assisting the Company in its bridge financing activities, the Company shall provide the consultant 100,000 shares of its common stock; and 5) a bonus fee of 3.0% of the amount of any debt, mezzanine or equity capital invested via any transaction introduced by the consultant.

Notes payable – related parties

Subsequent to May 31, 2012, the Company entered into various one-year note agreements with Trilogy Capital in the aggregate amount of $14,000. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

In August 2012, the Company entered into various note agreements with a Robert Y. Lee and Grandview Capital Corp. shareholders of TRIG in the aggregate amount of $18,000. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

STAFFING 360 º SOLUTIONS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 7 – SUBSEQUENT EVENTS (continued)

Convertible notes payable

Pursuant to a term sheet whereby the Company is offering for sale promissory notes in the aggregate principal amount of up to $500,000 to provide funds for expenses related to the acquisition of a privately held staffing company, in August 2012, the Company entered into a Note Purchase Agreements and related Note Agreements (the “Note Agreements”). Pursuant to the Note Agreements, in August 2012, the Company issued Notes in the aggregate principal amounts of $100,000 (the “Notes”), respectively. The Notes bear interest at the rate of 12% per annum and are due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter commencing on the first calendar quarter subsequent to the respective Note date and ending on the Maturity Date. The Company shall not have the right to prepay this Note. However, within 15 days following the closing of an acquisition of a suitable platform company, the Company will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

Since the convertible notes include an embedded conversion feature, management evaluated this feature to determine whether it meets the definition of a BCF within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Note holders shall have the option to exchange all or a portion of the face amount of the Note, plus any accrued and unpaid interest thereon, into the applicable dollar amount of any other securities issued by the Company in connection with the subsequent financing, at a conversion price equal to 50% of the subsequent financing offering price. In accordance with ASC 470-20 which deals with instruments containing a fixed percentage conversion feature dependent on a future event, the Company estimated the intrinsic value of the beneficial conversion features of these Notes (the “Commitment Dates”) of $100,000. However, these amounts will only be recorded at the date the Company enters into the subsequent financing arrangement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the year ended May 31, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

            In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

•	Lack of segregation of duties
•	Lack of internal accounting staff

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2012; and

2.	We will appoint personnel to assist with the preparation of the Company’s monthly financial reporting including preparation of the monthly bank reconciliations.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

On February 17, 2012, Alida Heyer resigned as President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the Company, effective immediately.  Our Board of Directors appointed Allan Hartley to serve as Chief Executive Officer, Adam Wasserman to serve as Chief Financial Officer, and Alfonso J. Cervantes to serve as its President, Secretary and Treasurer, effective immediately.

On February 17, 2012, the Board of Directors increased its size from one (1) to two (2) members and appointed Mr. Cervantes to fill the vacancy.

The name, address, age and position of our officers and directors are set forth below:

Name and Address	Age	Positions

Allan Hartley	60	Chief Executive Officer

Alfonso J. Cervantes	62	President, Treasurer, Secretary and Director

Adam Wasserman	48	Chief Financial Officer

Alida Heyer* 8 Hermitage Way, Meadowridge Constantia, 7806 Western Cape, RSA	55	Director

*Ms. Heyer resigned as President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the Company on February 17, 2012. Ms. Hayer remains a member of the Board of Director.

Allan Hartley, 60, is the Chief Executive Officer of the Company. Mr. Hartley is the Managing Partner of Trendman Group LLC, a Boston-based staffing industry consulting firm which he formed in 2009. In 2005, Mr. Hartley was a member of the team which started AccountAbilities, Inc., a staffing company specializing in the accounting and finance fields. As President and a member of the Board of Directors, Mr. Hartley helped grow AccountAbilities to a $100 million revenue company. From 1995 until 2005, Mr. Hartley worked in various staffing industry consulting capacities including Deloitte and Touches’ Resource Connection, Norell’s Professional Group and RSM McGladrey’s Outsourcing Group. In 1994, he founded Creative Financial Staffing, Inc. which worked with 29 CPA firms to provide staffing services, an innovative business model at the time. From 1989 through 1994, he was Vice President of Contract Services of Romac International (KForce – NASDAQ KFRC). From 1983 through 1989, Mr. Hartley was employed by Robert Half International (NYSE RHI), including Manager of the Contracts Division. Mr. Hartley holds a BA in Political Science from American International College.

Alfonso J. Cervantes, 62, is the President, Treasurer, Secretary and a director of the Company. Since 2002, Mr. Cervantes has been a principal and Chief Executive Officer of Trilogy Capital Partners, Inc., a New York-based financial services group engaged in merchant banking, strategic advisory services and financial communications. His experience includes mergers and acquisitions, Alternative Public Offerings, corporate communications and reorganization of middle-market companies. In 2011, Mr. Cervantes formed TRIG Capital Group, LLC, of which he is the Managing Member. TRIG Capital Group is a private equity firm based in Plantation, Florida with offices in New York focused on middle market companies. Mr. Cervantes was the founder and a Member of Regeneration Capital Group, LLC from 2008 to 2011. Regeneration Capital, based in New York, is engaged in merchant banking activities, principally for U.S. listed Chinese companies. Mr. Cervantes sold his interest in Regeneration in 2011. In 2011, Mr. Cervantes formed and is the Managing Member of China 360° Solutions, LLC, which is engaged in the provision of forensic due diligence and financial advisory services for publicly held Chinese companies. Throughout the 1990s, Mr. Cervantes was engaged in the reorganization and recapitalization of distressed middle market companies serving as interim CEO for a number of public and private entities facilitating Chapter 11s, Chapter 7s and out-of-court reorganizations. Mr. Cervantes graduated from Webster University in St. Louis with a Bachelor of Arts degree.

Adam Wasserman, 48, is the Chief Financial Officer of the Company. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida-based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has served as the Chief Financial Officer of Transax International Limited since May 2005, Chief Financial Officer of Oriental Dragon Corp, (formerly Emerald Acquisition Corp.) since June 2010, and as the Vice President of Financial Reporting of China Wind Systems, Inc., both clients of CFO Oncall, Inc. Mr. Wasserman currently serves as a member of the boards of directors for China Direct Industries, Inc. (NasdaqGM: CDII) and Bohai Pharmaceuticals Group, Inc. (OTCBB: BOPH) since January 2010 and July 2010, respectively. Mr. Wasserman has also served as the Chief Financial Officer of Relationserve, Inc. (August 2005 to June 2006), Lotus Pharmaceuticals Inc. (October 2006 until April 2009), Explorations Group Inc. (January 2002 until December 2005), and other companies, all client companies of CFO Oncall, Inc. From June 1991 to November 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants and is the treasurer and an executive board member of Gold Coast Venture Capital Association.

Alida Heyer, Director. Since December 22, 2009, Ms. Heyer served as the Company’s President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of our Board of Directors until resigning on February 17, 2012. From 2007 to 2010, Ms. Heyer was a Corporate Sales and Marketing Executive at Market Group – Lexus, in Cape Town City, at 73 Hertzog Boulevard, Cape Town 8001 RSA. From 2001 to 2007, Ms. Heyer was a Corporate Sales and Marketing Executive at Helderberg Toyota, located on Main Road, Strand Western Cape, RSA. Ms. Heyer has more than 9 years of experience working as a Corporate Sales and Marketing Executive. We believe that through her expertise, she will be able to contribute to the operations and marketing of the business. Ms. Heyer is not an officer or director of any other reporting company.

Compliance With Section 16 (a) of the Exchange Act

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation since inception on December 22, 2009 through May 31, 2012, to our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Allan Hartley	2011	3,750	0	0	0	0	0	0	3,750
	2012	37,500	0	0	0	0	0	0	37,500

Alfonso J. Cervantes	2011	0	0	0	0	0	0		0
	2012	0	0	0	0	0	0	0	0

Adam Wasserman	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Alida Heyer*	2011	0	0	0	0	0	0	3,000	3,000
	2012	0	0	0	0	0	0	0	0

*Ms. Heyer resigned as President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the Company on February 17, 2012. Ms. Hayer remains a member of the Board of Director.

Employment Agreements

On December 15, 2011, TRIG entered into an employment agreement (the “Employment Agreement”) with Allan Hartley to become its Chief Executive Officer and a Director. On February 21, 2012 the (“Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s chief executive Office (the “CEO”). Pursuant to the Employment Agreement, the CEO shall be paid $7,500 per month on a month-to-month basis on part time basis. Additionally, the Company shall transfer (or cause to be transferred) to CEO a number of shares (the “CEO Shares”) of the Company’s common stock that represents 5% of the outstanding common stock of the Company as of the date of the share acquisition agreement dated February 19, 2012. The CEO Shares shall vest at the following milestones: of the Five Percent (5%) total shares transferred to the CEO, two Percent (2%) will vest simultaneous with the completion of the Company’s first acquisition and one percent (1%) will vest as the completion of the Company’s second, third and fourth acquisitions, respectively. As of May 31, 2012 no milestones have been met, and the shares have not been issued.

Other than discussed above, we do not have any other employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin to attain profitable operations. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Term of Office

Director term of office is one year.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of our Board of Directors.

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

Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock

Alfonso J. Cervantes (1)	6,000,000	78.7%

(1)	Alfonso J. Cervantes, through his beneficial ownership of Trilogy Capital Partners, Inc., beneficially holds 50% of TRIG Special Purpose 1, LLC, the holder of 2,000,000 shares of the Company’s Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At inception, we issued 2,000,000 shares of common stock to Alida Heyer, our sole officer and director. The stock was issued as founders shares in consideration of Ms. Heyer’s service to the company pursuant to an exemption from registration contained in Regulation S of the General Rules and Regulations promulgated under the Securities Act of 1933. On February 17, 2012, Ms. Heyer, who held the voting rights equivalent to 78.7% of the outstanding shares of common stock of the Company entered into a Stock Purchase Agreement with TRIG Special Purpose 1, LLC, a Nevada Corporation, ( “TRIG”) to sell to TRIG all her shares of the Company’s common stock, consisting of 2,000,000 shares (the “Shares”). Pursuant to the Stock Purchase Agreement, TRIG paid the Seller $240,000 for the Shares in a private transaction and the Company has become a 78.7% owned subsidiary of TRIG. The Company’s President and Director, Alfonso J. Cervantes, through his beneficial ownership of Trilogy Capital Partners, Inc. (”Trilogy Capital”), beneficially holds 50% of TRIG.

On April 20, 2012, the Company entered into a note agreement with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company majority owned by Company’s president and director in the amount of $3,800. This note is unsecured, bears interest at 5.0% and is due one year from the note date. This note was repaid on May 18, 2012.

ITEM 14.	PRINCIPAL LEGAL AND ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended May 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-Q (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) and for professional services rendered by company’s legal attorney:

	Year Ended May 31, 2012	Year Ended May 31, 2011
Legal and Accounting Fees	$4,700	$6,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$4,700	$6,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-15 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1*	Employment Agreement between the Company and Allan Hartley, dated December 15, 2011.
10.2*	Assignment of Employment Agreement by and between TRIG Capital Partners, LLC and the Company, dated February 21, 2012.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

(1) Filed as an Exhibit on Form S-1 with the SEC on September 2, 2010.

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

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360° Solutions

Date: September 13, 2012	By:	/s/Allan Hartley
Allan Hartley
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alfonso J. Cervantes	President, Treasurer, Secretary, and Director	September 13, 2012
Alfonso J. Cervantes

/s/ Adam Wasserman	Chief Financial Officer and Director	September 13, 2012
Adam Wasserman	(Duly Authorized Officer and Principal Financial Officer)

/s/Alida Heyer	Director	September 13, 2012
Alida Heyer

