Form 10-Q
period 2012-08-31
Staffing 360 Solutions, Inc.
filed 2012-10-15
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___to ___

Commission File Number: 333-169152

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	68-0680859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 S. Pine Island Road, Suite 305
Plantation, FL	33324
(Address of principal executive offices)	(Zip Code)

(800) 330-1860

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

As of October 15, 2012, 7,620,000 shares of our common stock, $0.00001 par value per share, were outstanding.

 STAFFING 360 SOLUTIONS, INC.

FORM 10-Q

August 31, 2012

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Consolidated Balance Sheets as of August 31, 2012 (Unaudited) and May 31, 2012	3
	Consolidated Statements of Operations -
	For the Three Months Ended August 31, 2012 and 2011 and from
	December 22, 2009 (inception) to August 31, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows -
	For the Three Months Ended August 31, 2012 and 2011 and from
	December 22, 2009 (inception) to August 31, 2012 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4.	Controls and Procedures.	18

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information.	19
Item 6.	Exhibits.	19
SIGNATURES		20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$45,785	$18,867
Prepaid expenses	38,427	54,552

Total Current Assets	84,212	73,419

Total Assets	$84,212	$73,419

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$350,000	$250,000
Notes payable - related parties	31,100	9,600
Accounts payable	91,602	23,304
Accounts payable - related parties	22,131	2,036
Accrued interest	9,176	2,491
Accrued interest - related parties	364	68

Total Current Liabilities	504,373	287,499

STOCKHOLDERS' DEFICIT:
Common stock ($0.00001 par value; 75,000,000 shares authorized;
7,620,000 shares issued and outstanding
at August 31, 2012 and May 31, 2012)	76	76
Additional paid-in capital	50,404	50,404
Deficit accumulated during development stage	(470,641)	(264,560)

Total Stockholders' Deficit	(420,161)	(214,080)

Total Liabilities and Stockholders' Deficit	$84,212	$73,419

The accompanying notes are an integral part of these unaudited consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31,	For the Three Months Ended August 31,	For the Period from December 22, 2009 (Inception) to August 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Compensation and benefit	31,465	-	68,473
Consulting fees - related parties	16,183	750	130,183
Rent - related parties	4,500	750	11,000
Professional fees	118,948	2,770	209,468
Other general and administrative	26,572	6,830	40,061

Total Operating Expenses	197,668	11,100	459,185

LOSS FROM OPERATIONS	(197,668)	(11,100)	(459,185)

OTHER EXPENSES:
Interest expense	(8,117)	-	(11,092)
Interest expense - related parties	(296)	-	(364)

Total Other Expenses	(8,413)	-	(11,456)

NET LOSS	$(206,081)	$(11,100)	$(470,641)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	7,620,000	2,316,957

The accompanying notes are an integral part of these unaudited consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended August 31,	For the Three Months Ended August 31,	For the Period from December 22, 2009 (Inception) to August 31,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,081)	$(11,100)	$(470,641)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Donated services and rent expense	-	1,500	13,000
Changes in operating assets and liabilities:
Prepaid expenses	16,125	-	(38,427)
Accounts payable	68,298	-	91,602
Accounts payable - related parties	20,095	50	29,810
Accrued interest	6,685	-	9,176
Accrued interest - related parties	296	-	364

NET CASH USED IN OPERATING ACTIVITIES	(94,582)	(9,550)	(365,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	-	350,000
Proceeds from notes payable - related parties	29,000	-	45,201
Repayment of related parties notes payable	(7,500)	-	(11,300)
Proceeds from sale of common stock	-	27,000	27,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	121,500	27,000	410,901

NET INCREASE IN CASH	26,918	17,450	45,785

CASH - beginning of period	18,867	-	-

CASH - end of period	$45,785	$17,450	$45,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,433	$-	$1,917
Income taxes	$-	$-	$-

Non-cash activities:
Issuance for founder shares	$-	$-	$20
Debt forgiveness	$-	$-	$10,480

The accompanying notes are an integral part of these unaudited consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Staffing 360 Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”). On March 16, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from Golden Fork to Staffing 360 Solutions, Inc. The business purpose of Golden Fork was to enter into the catering services industry and to become a recognized leader in our targeted market for onsite food preparation and catering services. Since the date of inception to February 2012, the Company’s development activities related to the catering service business were minimal.

On February 17, 2012, Alida Heyer (the “Seller”), who held the voting rights equivalent to 78.7% of the outstanding shares of common stock of the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TRIG Special Purpose 1, LLC, a Nevada Corporation, (the “Purchaser”) to sell to the Purchaser all her shares of the Company’s common stock, consisting of 6,000,000 shares (the “Shares”). Pursuant to the Agreement, the Purchaser paid the Seller $240,000 for the Shares in a private transaction and the Company has become a 78.7% owned subsidiary of TRIG Special Purpose 1, LLC (“TRIG”) and there has been change in control. The Company’s President and Director, Alfonso J. Cervantes, through his beneficial ownership of Trilogy Capital Partners, Inc. (”Trilogy Capital”), beneficially holds 50% of TRIG.

In March 2012, the Company commenced its operations in the international staffing sector pursuant to a consolidation business model. The Company anticipates initially acquiring a platform company concurrent with an Alternative Public Offering as it pursues the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc., a new wholly-owned division, incorporated in the State of Nevada for the purpose of exploring some business prospects in the staffing sector.

Basis of presentation and going concern

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the interim period presented. The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The consolidated financial statements include the accounts of Staffing 360 Solutions, Inc. and its subsidiary, Staffing 360 Alliance, Inc. All intercompany balances and transactions have been eliminated in consolidation.

The Company is presented as a development stage company. Activities during the development stage include organizing the business and raising capital.  The Company is a development stage company with no revenues and no profits.  Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company’s performance and its prospects for achieving its intended business objectives. Accordingly, these financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Staffing 360 Solutions, Inc. is unable to continue as a going concern.  As of August 31, 2012, the Company has a working capital deficiency of $420,161, has not generated revenues, has accumulated losses of $470,641 since inception, and for the three months ended August 31, 2012 had net cash used in operations of $94,582.  The continuation of Staffing 360 Solutions, Inc. as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates in the three months ended August 31, 2012 and 2011 include the valuation of deferred tax assets.

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses, accounts payable, accounts payable – related parties, accrued interest and accrued interest - related parties approximate their fair market value based on the short-term maturity of these instruments. Notes payable carrying value approximate fair value based on the market interest rates under such notes. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC Topic 820.

The following table presents assets and liabilities that are measured and recognized at fair value as of August 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
	$–	$–	$–	$–

The following table presents assets and liabilities that are measured and recognized at fair value as of May 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
	$–	$–	$–	$–

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at August 31, 2012 or May 31, 2012.

Income taxes

The Company is governed by the Income Tax Law of the United States. The Company utilizes ASC Topic 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2012 and May 31, 2012, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Advertising

Advertising is expensed as incurred. For the three months ended August 31, 2012 and 2011, the Company did not incur advertising expenses.

Research and Development

Research and development costs are expensed as incurred. For the three months ended August 31, 2012 and 2011, the Company did not incur research and development costs.

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

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses. Potential dilutive securities include securities issuable upon the future conversion of convertible debt (see Note 2) and upon the attainment of certain milestones pursuant to an employment agreement (see Note 5).

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

NOTE 2 – CONVERTIBLE NOTES PAYABLE

Pursuant to a term sheet whereby the Company is offering for sale promissory notes in the aggregate principal amount of up to $500,000 to provide funds for expenses related to the acquisition of a privately held staffing company, on March 5, 2012, May 4, 2012, August 13, 2012 and August 20, 2012, the Company entered into Note Purchase Agreements and related Note Agreements (the “Note Agreements”).

Pursuant to the Note Agreements, on March 5, 2012, May 4, 2012, August 13, 2012 and August 20, 2012, the Company issued Notes in the principal amount of $50,000, $200,000 and $70,000 and $30,000 (the “Notes”), respectively. The Notes bear interest at the rate of 12% per annum and are due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter commencing on the first calendar quarter subsequent to the respective Note date and ending on the Maturity Date. The Company shall not have the right to prepay this Note. However, within 15 days following the closing of an acquisition of a suitable platform company, the Company will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

Since the convertible notes include an embedded conversion feature, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Note holders shall have the option to exchange all or a portion of the face amount of the Note, plus any accrued and unpaid interest thereon, into the applicable dollar amount of any other securities issued by the Company in connection with the subsequent financing, at a conversion price equal to 50% of the subsequent financing offering price. In accordance with ASC 470-20, which deals with instruments containing a fixed percentage conversion feature dependent on a future event, the Company estimated the intrinsic value of the beneficial conversion features at March 5, 2012, May 4, 2012, August 13, 2012 and August 20, 2012 (the “Commitment Dates”) of $50,000, $200,000, $70,000 and $30,000, respectively. However, these amounts will only be recorded at the date the Company enters into the subsequent financing arrangement.

For the three months ended August 31, 2012, interest expense related to the convertible notes amounted to $8,117 and the Company made a payment for interest due of $1,433 during August 2012. At August 31, 2012 and May 31, 2012, accrued and unpaid interest under the convertible notes amounted to $9,176 and $2,491, respectively, and is included in accrued interest on the accompanying consolidated balance sheets.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes payable – related parties

During the three months ended August 31, 2012, the Company entered into various note agreements with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company majority owned by the Company’s president and director in the aggregate amount of $11,000. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date. In August 2012, the Company repaid $2,500 to Trilogy Capital. The Company did not enter into any note agreement with Trilogy Capital during the three months ended August 31, 2011. At August 31, 2012 and May 31, 2012, the aggregate principal note amounts due to Trilogy Capital amounted to $8,500 and $0, respectively, which has been included in notes payable – related parties on the accompanying consolidated balance sheets, and interest due to Trilogy Capital notes amounted to $77 and $15, respectively, which has been included in accrued interest – related parties on the accompanying consolidated balance sheets. For the three months ended August 31, 2012 and 2011, interest expense related to Trilogy Capital notes amounted to $62 and $0, respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

Notes payable – related parties (continued)

During the three months ended August 31, 2012, the Company entered into various note agreements with Robert Y. Lee and Grandview Capital Corp., shareholders of TRIG, in the aggregate amount of $18,000. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date. During the three months ended August 31, 2012, the Company repaid Robert Y. Lee and Grandview Capital Corp. an aggregate amount of $5,000. The Company did not enter into any note agreement with Robert Y. Lee and Grandview Capital Corp. during the three months ended August 31, 2011. At August 31, 2012 and May 31, 2012, the aggregate principal amounts due for Robert Y. Lee and Grandview Capital Corp. notes amounted to $22,600 and $9,600, respectively, which has been included in notes payable – related parties on the accompanying consolidated balance sheets, and interest due on these notes amounted to $287 and $53, respectively, which has been included in accrued interest - related parties on the accompanying consolidated balance sheets. For the three months ended August 31, 2012 and 2011, interest expense related to Robert Y. Lee and Grandview Capital Corp. notes amounted to $234 and $0, respectively.

At August 31, 2012 and May 31, 2012, aggregate principal due under the above notes amounted to $31,100 and $9,600, respectively, and interest amounts due under the above notes amounted to $364 and $68, respectively. The weighted average interest rate on the Company’s related party note obligations was 5%.

Consulting fees – related parties

For the three months ended August 31, 2011, the Company recognized a total of $750 for donated services from the former director/officer at $250 per month for consulting services provided by the former President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties. These amounts have been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company did not receive any donated service from the former director/officer during the three months ended August 31, 2012.

For the three months ended August 31, 2012 and 2011, the Company incurred $3,395 and $0, respectively, in administrative overhead fees to Trilogy Capital for administrative support services, which has been included in consulting fees - related parties on the accompanying consolidated statements of operations. As of August 31, 2012 and May 31, 2012, the Company owed Trilogy Capital $2,295 and $0, respectively, for administrative overhead fees which has been included in accounts payable - related parties on the accompanying consolidated balance sheets.

For the three months ended August 31, 2012 and 2011, the Company incurred $12,788 and $0, respectively, in accounting fees to CFO Oncall, Inc., a company majority-owned by Adam Wasserman, the Company’s chief financial officer. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

Other

For the three months ended August 31, 2012, the Company recorded rent expense of $4,500 for the office space leased from Trilogy Capital at $1,500 per month. For the three months ended August 31, 2011, the Company recognized rent expense of $750 for the value of office space used by the Company from the former director/officer at $250 per month. These transactions were recorded at the exchange amount which is the amount agreed to by the transacting parties. These amounts have been included in rent - related parties on the accompanying consolidated statements of operations. As of August 31, 2012 and May 31, 2012, the Company owed Trilogy Capital $4,500 and $0, respectively, for rent which has been included in accounts payable – related parties on the accompanying consolidated balance sheets.

Trilogy Capital, from time to time, provided advances to the Company for working capital purposes. During the three months ended August 31, 2012, Trilogy Capital advanced the Company $3,000. The Company did not make any repayment to Trilogy Capital in the three months ended August 31, 2012. Trilogy Capital did not provide any advance to the Company for working capital purposes during the three months ended August 31, 2011. At August 31, 2012 and May 31, 2012, the Company had a payable to Trilogy Capital of $4,321 and $1,321, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

Other (continued)

At August 31, 2012 and May 31, 2012, the Company owed Robert Y. Lee $999 and $715, respectively, for travel and entertainment reimbursement which has been included in accounts payable - related parties on the accompanying consolidated balance sheets.

At August 31, 2012 and May 31, 2012, the Company owed Grandview Capital Corp. $10,016 and $0, respectively, for travel reimbursement which has been included in accounts payable - related parties on the accompanying consolidated balance sheets.

NOTE 4 – STOCKHOLDERS’ EQUITY

On December 22, 2009, the Company issued 6,000,000 shares of its common stock to the Company’s founder.

On July 8, 2011 we closed our offering and sold 1,620,000 common shares at $0.0167 per share to 27 people raising $27,000.

As of August 31, 2012 and May 31, 2012, the Company has issued 7,620,000 and 7,620,000, respectively, common shares.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On December 15, 2011, TRIG entered into an employment agreement (the “Employment Agreement”) with Allan Hartley to become its Chief Executive Officer (the “CEO”) and a Director. On February 21, 2012 the (“Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s CEO. Pursuant to the Employment Agreement, the CEO shall be paid $7,500 per month on a month-to-month basis on part time basis. Additionally, the Company shall transfer (or cause to be transferred) to CEO a number of shares (the “CEO Shares”) of the Company’s common stock that represents 5% of the outstanding common stock of the Company as of the date of the share acquisition agreement dated February 19, 2012. The CEO Shares shall vest at the following milestones: of the Five Percent (5%) total shares transferred to the CEO, two Percent (2%) will vest simultaneous with the completion of the Company’s first acquisition and one percent (1%) will vest as the completion of the Company’s second, third and fourth acquisitions, respectively. Pursuant to ASC Topic 718, the Company shall proportionally recognize compensation expense aggregating $15,240 on each respective milestone date equal to the number shares vested on each milestone date multiplied by the fair value of the Company common shares on the Grant Date of $.04 which was based on the per common share price paid pursuant to the Stock Purchase Agreement. As of August 31, 2012 and May 31, 2012, no milestones have been met and no shares have been issued.

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

At August 31, 2012 and May 31, 2012, the Company owed this advisor $40,000 and $10,000, respectively, which has been in included in accounts payable on the accompanying consolidated balance sheets.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements (continued)

On July 2, 2012, the Company entered into a six-month consulting agreement for business development services.  In connection with the agreement, the Company shall pay this consultant $5,000 per month during the term of the contract payable in a combination of cash and stock of the Company as determined at time of payment. The Company will pay the Consultant a performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Performance Fee will be based on purchase price and will be paid at 5% of the first million dollars, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars, and 1% of the fifth million dollars and each million over the fifth million. Notwithstanding the aforementioned, it is understood and agreed that the total of all monthly cash retainers paid by the Company under this Agreement will be deducted from the Performance Fee. The Performance Fee for any merger or acquisition that the Consultant or designee of the Consultant originates shall include fee sharing with any qualified sell side broker fees. If, at any time within two years after the date of termination of this Agreement, the Company enters into any transaction that has been identified to the Company by Consultant during the term of this Agreement, then the Company shall pay the Performance Fee to Consultant. At August 31, 2012 and May 31, 2012, the Company owed this advisor $10,000 and $0, respectively, which has been in included in accounts payable on the accompanying consolidated balance sheets. As of August 31, 2012 and May 31, 2012, no merger, acquisition or other similar transaction to which the Company is party were originated by the consultant or the designee of the consultant; thus, no performance fee has been recognized.

On July 19, 2012, the Company entered into a one-year consulting agreement for business development services.  In connection with the agreement, the Company shall pay this consultant 1) a flat rate of $25,000 plus expenses per acquisition target for due diligence; 2) effective August 1, 2012, $5,000 per month during the term of the contract, and 3) the Company will pay the Consultant performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Performance Fee will be based on purchase price and will be paid at 5% of the first million dollars, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars, 1% of the fifth million dollars and each million over the fifth million. The Performance Fee for any merger or acquisition that the Consultant or designee of the Consultant originates shall include fee sharing with any qualified sell side broker fees. If, at any time within two years after the date of termination of this Agreement, the Company enters into any transaction that has been identified to the Company by Consultant during the term of this Agreement, then the Company shall pay the Performance Fee to Consultant; 4) for assisting the Company in its bridge financing activities, the Company shall provide the consultant 100,000 shares of its common stock; and 5) a bonus fee of 3.0% of the amount of any debt, mezzanine or equity capital invested via any transaction introduced by the consultant. As of August 31, 2012 and May 31, 2012, no merger, acquisition or other similar transaction to which the Company is party was originated by the consultant or the designee of the consultant; thus, no performance fee has been recognized.

NOTE 6 – SUBSEQUENT EVENTS

Convertible notes payable

Pursuant to a term sheet whereby the Company is offering for sale promissory notes in the aggregate principal amount of up to $500,000 to provide funds for expenses related to the acquisition of a privately held staffing company, on September 14, 2012, the Company entered into a Note Purchase Agreement and related Note Agreement (the “Note Agreement”). Pursuant to the Note Agreement, on September 14, 2012, the Company issued Note in the principal amount of $50,000 (the “Note”). The Note bears interest at the rate of 12% per annum and is due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter commencing on the first calendar quarter subsequent to the Note date and ending on the Maturity Date. The Company shall not have the right to prepay this Note. However, within 15 days following the closing of an acquisition of a suitable platform company, the Company will pay the Note (principal amount and accrued but unpaid interest) by delivering to the holder shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

NOTE 6 – SUBSEQUENT EVENTS (continued)

Convertible notes payable (continued)

Since the convertible note includes an embedded conversion feature, management evaluated this feature to determine whether it meets the definition of a BCF within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Note holder shall have the option to exchange all or a portion of the face amount of the Note, plus any accrued and unpaid interest thereon, into the applicable dollar amount of any other securities issued by the Company in connection with the subsequent financing, at a conversion price equal to 50% of the subsequent financing offering price. In accordance with ASC 470-20 which deals with instruments containing a fixed percentage conversion feature dependent on a future event, the Company estimated the intrinsic value of the beneficial conversion feature of the Note (the “Commitment Date”) of $50,000. However, the amount will only be recorded at the date the Company enters into the subsequent financing arrangement.

Notes payable – related parties

Subsequent to August 31, 2012, the Company entered into a one-year note agreement with Trilogy Capital in the aggregate amount of $6,000. This note is unsecured, bears interest at 5.0% and is due one year from the respective note date. Additionally, the Company repaid principal balance on notes due to Trilogy capital in the amount of $8,500.

Subsequent to August 31, 2012, the Company entered into various note agreements with a Robert Y. Lee and Grandview Capital Corp. shareholders of TRIG in the aggregate amount of $1,750. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date. Additionally, the Company repaid principal balances due on notes in the amount of $16,500.

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

On February 15, 2012, TRIG Capital Group, an affiliate of us, executed a Letter of Intent to acquire IDC Technologies, Inc., a successful Silicon Valley IT staffing and business processing outsourcing company (“IDC”). On February 21, 2012, TRIG Capital Group assigned the Letter of Intent to us.

On July 31, 2012, we formed Staffing 360 Alliance, Inc., a new wholly-owned division, incorporated in the State of Nevada for the purpose of exploring some business prospects in the staffing sector.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the three months ended August 31, 2012 contained herein. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of August 31, 2012. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on us upon adoption.

Results of operations

For the three months ended August 31, 2012 as compared to the three months ended August 31, 2011

Revenues

Since inception, we have not generated any revenues.

Operating expenses

For the three months ended August 31, 2012, operating expenses amounted to $197,668 as compared to $11,100 for the three months ended August 31, 2011, an increase of $186,568 or 1,680.8%. For the three months ended August 31, 2012 and 2011, operating expenses consisted of the following:

	For the Three Months Ended August 31, 2012	For the Three Months Ended August 31, 2011
Compensation and benefit	$31,465	$-
Consulting fees – related parties	16,183	750
Rent – related parties	4,500	750
Professional fees	118,948	2,770
Other general and administrative	26,572	6,830

Total Operating Expenses	$197,668	$11,100

For the three months ended August 31, 2012, the increase in our operating expenses as compared to the three months ended August 31, 2011 was primarily attributable to:

•	An increase in compensation and benefit of $31,465. In February 2012, we hired our chief executive officer pursuant to an employment agreement.
•	An increase in consulting fees to related parties incurred for administrative overhead services and business development services of $15,433. We expect the expense to continue to increase in the near future as we implement our business plan.
•	An increase in rent to related parties for office space used by us of $3,750.
•	For the three months ended August 31, 2012, we incurred professional fees of $118,948 including consulting fees of $84,181 for business development services, accounting fees of $2,600 for quarterly review, legal fees of $29,855, and other professional fees of $2,312. We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and professional fees in connection with our new business model.
•	We also experienced an increase of $19,742 in general and administrative expenses in the three months ended August 31, 2012 as compared to the three months ended August 31, 2011 and expect these expenses to increase in the near future as we implement our business plan.

Other Expenses

For the three months ended August 31, 2012, we incurred aggregate interest expense of $8,117 and $296 related to outstanding convertible notes payable and related parties notes payable, respectively. We did not incur interest expense in the three months ended August 31, 2011.

Net Loss

As a result of the factors described above, our net losses for the three months ended August 31, 2012 and 2011 were $206,081 and $11,100, respectively, or a net loss per common share of $0.03 and $0.00 (basic and diluted), respectively.

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

Since inception, we have not had any revenue. At August 31, 2012, we had a cash balance of $45,785. Since inception we have funded our operations as follows:

•	Since inception, we raised $27,000 from the sale of common stock to fund our operating expenses and pay our obligations.
•	Pursuant to a term sheet whereby we are offering for sale promissory notes in the aggregate principal amount of up to $500,000 to provide funds for expenses related to the acquisition of a privately held staffing company, during the period from March 2012 through August 2012, we entered into Note Purchase Agreements and a related Note Agreements (the “Note Agreements”). Pursuant to the Note Agreements, we issued Notes in the aggregate principal amount of $350,000 (the "Notes”). The Notes bear interest at the rate of 12% per annum and are due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter and on the Maturity Date. We shall not have the right to prepay these Notes. However, within 15 days following the closing of an acquisition of a suitable platform company, we will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.
•	During the period from April 2012 to August 2012, we entered into various note agreements with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company majority owned by Company’s president and director in the aggregate amount of $14,800 and we made repayment of $6,300 for these notes. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

•	During the period from April 2012 to August 2012, we entered into various note agreements with a Robert Y. Lee and Grandview Capital Corp. shareholders of TRIG in the aggregate amount of $27,600 and we made repayment of $5,000 for these notes. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.
•	Subsequent to August 31, 2012, we entered into various one-year note agreements with Trilogy Capital in the aggregate amount of $6,000 and we made repayment of $8,500 for notes. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.
•	Subsequent to August 31, 2012, we entered into various note agreements with a Robert Y. Lee and Grandview Capital Corp. shareholders of TRIG in the aggregate amount of $1,750 and we made repayment of $16,500 for notes. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

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

Operating activities

For the three months ended August 31, 2012, net cash flows used in operating activities amounted to $94,582 and was attributable to our net loss of $206,081, offset by the cash receipt from the changes in operating assets and liabilities such as: a decrease in prepaid expenses of $16,125, an increase in accounts payable of $68,298, an increase in accounts payable – related parties of $20,095, an increase in accrued interest of $6,685 and an increase in accrued interest - related parties of $296.

For the three months ended August 31, 2011, net cash flows used in operating activities amounted to $9,550 and was attributable to our net loss of $11,100, offset by the add back of the non-cash item of donated services and rent expense of $1,500, and changes in operating assets and liabilities of $50.

Financing activities

For the three months ended August 31, 2012, net cash flows provided by financing activities was $121,500 and was attributable to the proceeds from convertible notes payable of $100,000, and cash received from related parties notes of $29,000, offset by the repayment of related parties notes of $7,500. For the three months ended August 31, 2011, net cash flows provided by financing activities was $27,000 and was attributable to the sale of our common stock.

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

The following tables summarize our contractual obligations as of August 31, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligations	Total	less than 1 year	1-3 Years	3-5 Years	5+ Years
Convertible notes payable	$350,000	$350,000	$-	$-	$-
Interest for convertible notes	9,176	9,176	-	-	-
Notes payable - related parties	31,100	31,100	-	-	-
Interest for related parties notes	364	364	-	-	-
Total contractual obligations	$390,640	$390,640	$-	$-	$-

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended August 31, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

 In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: October 15, 2012	By:	/s/ Allan Hartley
Allan Hartley
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: October 15, 2012	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

