Form 10-Q/A
period 2012-08-31
Staffing 360 Solutions, Inc.
filed 2012-11-13
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Explanatory Note

Staffing 360 Solutions, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended August 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 15, 2012 (the “Original Filing Date”), solely to furnish certain exhibits to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

ITEM 6. EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished, as applicable, with the Company’s annual report on Form 10-Q for the period ended August 31, 2012, filed with the Securities and Exchange Commission on October 15, 2012.

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

STAFFING 360 SOLUTIONS, INC.

Date: November 13, 2012	By:	/s/ Allan Hartley
Allan Hartley
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)