Form 10-Q
period 2012-11-30
Staffing 360 Solutions, Inc.
filed 2013-01-16
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___to ___

Commission File Number: 333-169152

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada 68-	0680859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

As of January 16, 2013, 7,620,000 shares of our common stock, $0.00001 par value per share, were outstanding.

 STAFFING 360 SOLUTIONS, INC.

FORM 10-Q

November 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$16,379	$18,867
Accounts receivable	59,212	-
Prepaid expenses	46,026	54,552

Total Current Assets	121,617	73,419

Total Assets	$121,617	$73,419

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$425,000	$250,000
Notes payable - related parties	13,850	9,600
Bank overdraft	1,295	-
Accounts payable	242,829	23,304
Accounts payable - related parties	56,849	2,036
Accrued interest	19,805	2,491
Accrued interest - related parties	576	68

Total Current Liabilities	760,204	287,499

STOCKHOLDERS' DEFICIT:
Common stock ($0.00001 par value; 75,000,000 shares authorized;
7,620,000 shares issued and outstanding at November 30, 2012 and May 31, 2012)	76	76
Additional paid-in capital	50,404	50,404
Accumulated deficit	(689,067)	(264,560)

Total Stockholders' Deficit	(638,587)	(214,080)

Total Liabilities and Stockholders' Deficit	$121,617	$73,419

The accompanying notes are an integral part of these unaudited consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$234,484	$-	$234,484	$-

COST OF REVENUES	224,907	-	224,907	-

GROSS PROFIT	9,577	-	9,577	-

OPERATING EXPENSES:
Compensation and benefit	27,760	-	59,225	-
Consulting fees - related parties	33,024	750	49,207	1,500
Rent	3,466	-	3,466	-
Rent - related parties	-	750	4,500	1,500
Professional fees	126,354	447	245,302	3,217
Other general and administrative	24,956	1,534	51,528	8,364

Total Operating Expenses	215,560	3,481	413,228	14,581

LOSS FROM OPERATIONS	(205,983)	(3,481)	(403,651)	(14,581)

OTHER EXPENSES:
Interest expense	(12,231)	-	(20,348)	-
Interest expense - related parties	(212)	-	(508)	-

Total Other Expenses	(12,443)	-	(20,856)	-

NET LOSS	$(218,426)	$(3,481)	$(424,507)	$(14,581)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$-	$(0.06)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	7,620,000	6,950,871	7,620,000	7,283,607

The accompanying notes are an integral part of these unaudited consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended November 30,	For the Six Months Ended November 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,507)	$(14,581)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Donated services and rent expense	-	3,000
Changes in operating assets and liabilities:
Accounts receivable	(59,212)	-
Prepaid expenses	8,526	-
Accounts payable	219,525	200
Accounts payable - related parties	54,813	50
Accrued interest	17,314	-
Accrued interest - related parties	508	-

NET CASH USED IN OPERATING ACTIVITIES	(183,033)	(11,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	1,295	-
Proceeds from convertible notes payable	175,000	-
Proceeds from notes payable - related parties	36,750	-
Repayment of related parties notes payable	(32,500)	-
Proceeds from sale of common stock	-	27,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	180,545	27,000

NET (DECREASE) INCREASE IN CASH	(2,488)	15,669

CASH - beginning of period	18,867	-

CASH - end of period	$16,379	$15,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,034	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Staffing 360 Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”). On March 16, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from Golden Fork to Staffing 360 Solutions, Inc.

On February 17, 2012, Alida Heyer (the “Seller”), who held the voting rights equivalent to 78.7% of the outstanding shares of common stock of the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TRIG Special Purpose 1, LLC, a Nevada Corporation, (the “Purchaser”) to sell to the Purchaser all her shares of the Company’s common stock, consisting of 6,000,000 shares (the “Shares”). Pursuant to the Agreement, the Purchaser paid the Seller $240,000 for the Shares in a private transaction and the Company became a 78.7% owned subsidiary of TRIG Special Purpose 1, LLC ) (“TRIG”) and there was a change in control. The Company’s President and Director, Alfonso J. Cervantes, through his beneficial ownership of Trilogy Capital Partners, Inc. (”Trilogy Capital”), beneficially holds 50% of TRIG.

In March 2012, the Company commenced its operations in the international staffing sector pursuant to a consolidation business model. The Company anticipates initially acquiring a platform company concurrent with an Alternative Public Offering as it pursues the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly-owned subsidiary, incorporated in the State of Nevada for the purpose of exploring business prospects in the staffing sector. In September 2012, Alliance began operations and provides trained employees to companies who work in word processing, data entry, administrative support staff and other areas.

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

The consolidated financial statements include the accounts of Staffing 360 Solutions, Inc. and its wholly-owned subsidiary, Staffing 360 Alliance, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company’s performance and its prospects for achieving its intended business objectives. Accordingly, these consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Staffing 360 Solutions, Inc. is unable to continue as a going concern.  As of November 30, 2012, the Company has a working capital deficiency of $638,587, and has an accumulated deficit of $689,067, and for the six months ended November 30, 2012 has a net loss and net cash used in operations of $424,507 and $183,033, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates in the six months ended November 30, 2012 and 2011 include the valuation of deferred tax assets.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses, due from related parties, accounts payable, accounts payable – related parties, accrued interest and accrued interest - related parties approximate their fair market value based on the short-term maturity of these instruments. Notes payable carrying value approximate fair value based on the market interest rates under such notes. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC Topic 820.

The following table presents assets and liabilities that are measured and recognized at fair value as of November 30, 2012 and May 31, 2012, respectively, on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
	$–	$–	$–	$–

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at November 30, 2012 or May 31, 2012.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At November 30, 2012 and May 31, 2012, the Company did not have any allowance for doubtful accounts.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of November 30, 2012 and May 31, 2012, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Revenue recognition

In accordance with ASC Topic 605-45 “Revenue Recognition – Principal Agent Considerations”, the Company reports the following revenues: (a) Gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees; (b) HR/Payroll Processing Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period. In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, the Company’s operating results are significantly impacted by the Company’s ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company’s gross billings.

Consistent with its revenue recognition policy, the Company’s direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are primarily comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs. Pursuant to the guidance of ASC 605 and ASC 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

Advertising

Advertising is expensed as incurred. For the three and six months ended November 30, 2012 and 2011, the Company did not incur advertising expenses.

Research and Development

Research and development costs are expensed as incurred. For the three and six months ended November 30, 2012 and 2011, the Company did not incur research and development costs.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – CONVERTIBLE NOTES PAYABLE

Pursuant to a term sheet whereby the Company is offering for sale promissory notes in the aggregate principal amount of up to $500,000 to provide funds for expenses related to the acquisition of a privately held staffing company, the Company entered into Note Purchase Agreements and related Note Agreements (the “Note Agreements”).

Pursuant to the Note Agreements, on March 5, 2012, May 4, 2012, August 13, 2012, August 20, 2012, September 14, 2012 and October 4, 2012, the Company issued Notes in the principal amount of $50,000, $200,000 and $70,000, $30,000, $50,000 and $25,000 (the “Notes”), respectively. The Notes bear interest at the rate of 12% per annum and are due on February 20, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter commencing on the first calendar quarter subsequent to the respective Note date and ending on the Maturity Date. The Company shall not have the right to prepay these Notes. However, within 15 days following the closing of an acquisition of a suitable platform company, the Company will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

Since the convertible notes include an embedded conversion feature, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Note holders shall have the option to exchange all or a portion of the face amount of the Notes, plus any accrued and unpaid interest thereon, into the applicable dollar amount of any other securities issued by the Company in connection with the subsequent financing, at a conversion price equal to 50% of the subsequent financing offering price. In accordance with ASC 470-20, which deals with instruments containing a fixed percentage conversion feature dependent on a future event, the Company estimated the intrinsic value of the beneficial conversion features at March 5, 2012, May 4, 2012, August 13, 2012, August 20, 2012, September 14, 2012 and October 4, 2012 (the “Commitment Dates”) of $50,000, $200,000, $70,000, $30,000, $50,000 and $25,000, respectively. However, these amounts will only be recorded at the date the Company enters into the subsequent financing arrangement.

For the three and six months ended November 30, 2012, interest expense related to the convertible notes amounted to $12,231 and $20,348, respectively, and the Company made a payment on interest due of $1,601 and $3,034 during the three and six months ended November 30, 2012, respectively. At November 30, 2012 and May 31, 2012, aggregate principal due pursuant to the Note Agreements amounted to $425,000 and $250,000. Additionally, accrued and unpaid interest under the convertible notes amounted to $19,805 and $2,491, respectively, and is included in accrued interest on the accompanying consolidated balance sheets.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes payable – related parties

During the six months ended November 30, 2012, the Company entered into various note agreements with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company majority owned by the Company’s president and director in the aggregate amount of $17,000. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date. During the six months ended November 30, 2012, the Company repaid an aggregate amount of $11,000 to Trilogy Capital. The Company did not enter into any note agreement with Trilogy Capital during the six months ended November 30, 2011. At November 30, 2012 and May 31, 2012, the aggregate principal note amounts due to Trilogy Capital amounted to $6,000 and $0, respectively, which has been included in notes payable – related parties on the accompanying consolidated balance sheets, and interest due to Trilogy Capital notes amounted to $153 and $15, respectively, which has been included in accrued interest – related parties on the accompanying consolidated balance sheets. For the three months ended November 30, 2012 and 2011, interest expense related to Trilogy Capital notes amounted to $76 and $0, respectively. For the six months ended November 30, 2012 and 2011, interest expense related to Trilogy Capital notes amounted to $138 and $0, respectively.

During the six months ended November 30, 2012, the Company entered into various note agreements with Robert Y. Lee and Grandview Capital Corp., shareholders of TRIG, in the aggregate amount of $19,750. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date. During the six months ended November 30, 2012, the Company repaid Robert Y. Lee and Grandview Capital Corp. an aggregate amount of $21,500. The Company did not enter into any note agreement with Robert Y. Lee and Grandview Capital Corp. during the six months ended November 30, 2011. At November 30, 2012 and May 31, 2012, the aggregate principal amounts due for Robert Y. Lee and Grandview Capital Corp. notes amounted to $7,850 and $9,600, respectively, which has been included in notes payable – related parties on the accompanying consolidated balance sheets, and interest due on these notes amounted to $423 and $53, respectively, which has been included in accrued interest - related parties on the accompanying consolidated balance sheets. For the three months ended November 30, 2012 and 2011, interest expense related to Robert Y. Lee and Grandview Capital Corp. notes amounted to $136 and $0, respectively. For the six months ended November 30, 2012 and 2011, interest expense related to Robert Y. Lee and Grandview Capital Corp. notes amounted to $370 and $0, respectively.

The aggregate principal due under the above notes at November 30, 2012 and May 31, 2012 was as follows:

	Notes payable - related parties
Name of related parties	November 30, 2012	May 31, 2012
Trilogy Capital	$6,000	$-
Robert Y. Lee and Grandview Capital Corp.	7,850	9,600
Total	$13,850	$9,600

The interest amount due under the above notes at November 30, 2012 and May 31, 2012 was as follows:

	Accrued interest - related parties
Name of related parties	November 30, 2012	May 31, 2012
Trilogy Capital	$153	$15
Robert Y. Lee and Grandview Capital Corp.	423	53
Total	$576	$68

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

Notes payable – related parties (continued)

For the three and six months ended November 30, 2012 and 2011, the Company recorded interest expense from the above notes as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
Name of related parties	2012	2011	2012	2011
Trilogy Capital	$76	$-	$138	$-
Robert Y. Lee and Grandview Capital Corp.	136	-	370	-
Total	$212	$-	$508	$-

The weighted average interest rate on the Company’s related parties’ note obligations was 5%.

Consulting fees – related parties

For the three and six months ended November 30, 2011, the Company recognized a total of $750 and $1,500, respectively, for donated services from the former director/officer at $250 per month for consulting services provided by the former President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties. These amounts have been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company did not receive any donated service from the former director/officer during the three and six months ended November 30, 2012.

For the three and six months ended August 31, 2012, the Company incurred $11,500 and $14,895, respectively, in administrative overhead fees to Trilogy Capital for administrative support services, which has been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company did not incur any corresponding fee during the three and six months ended November 30, 2011. As of November 30, 2012 and May 31, 2012, the Company did not owe Trilogy Capital any administrative overhead fee.

For the three and six months ended August 31, 2012, the Company incurred $15,000 in administrative overhead fees to Robert Y. Lee and Grandview Capital Corp. for administrative support services, which has been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company did not incur any corresponding fee during the three and six months ended November 30, 2011. As of November 30, 2012 and May 31, 2012, the Company did not owe Robert Y. Lee and Grandview Capital Corp. any administrative overhead fee.

For the three months ended November 30, 2012 and 2011, the Company incurred $6,524 and $0, respectively, in accounting fees to CFO Oncall, Inc., a company majority-owned by Adam Wasserman, the Company’s chief financial officer. For the six months ended November 30, 2012 and 2011, the Company incurred $19,312 and $0, respectively, in accounting fees to CFO Oncall, Inc. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

For the three and six months ended November 30, 2012 and 2011, the Company recorded consulting fees from its related parties, as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
Name of related parties	2012	2011	2012	2011
Former President and Director – Alida Heyer	$-	$750	$-	$1,500
Trilogy Capital	11,500	-	14,895	-
Robert Y. Lee and Grandview Capital Corp.	15,000	-	15,000	-
CFO Oncall, Inc.	6,524	-	19,312	-
Total	$33,024	$750	$49,207	$1,500

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

Other

For the three and six months ended November 30, 2012, the Company recorded rent expense of $0 and $4,500, respectively, for the office space leased from Trilogy Capital at $1,500 per month. For the three and six months ended November 30, 2011, the Company recognized rent expense of $750 and $1,500, respectively, for the value of office space used by the Company from the former director/officer at $250 per month. These transactions were recorded at the exchange amount which is the amount agreed to by the transacting parties. These amounts have been included in rent - related parties on the accompanying consolidated statements of operations. As of November 30, 2012 and May 31, 2012, the Company owed Trilogy Capital $4,500 and $0, respectively, for rent which has been included in accounts payable – related parties on the accompanying consolidated balance sheets.

Trilogy Capital, from time to time, provided advances to the Company for working capital purposes. During the six months ended November 30, 2012, Trilogy Capital advanced the Company $20,400. The Company repaid $4,000 to Trilogy Capital in the six months ended November 30, 2012. Additionally, in November 2012, the Company made interest payments of $6,699 on behalf of TRIG, Pursuant to a right to offset agreement between the Company, TRIG and Trilogy Capital, the Company net the amount due from TRIG of $6,699 against amounts payable to Trilogy Capital. Trilogy Capital did not provide any advance to the Company for working capital purposes during the six months ended November 30, 2011. At November 30, 2012 and May 31, 2012, the Company had a payable to Trilogy Capital of $11,022 and $1,321, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

Robert Y. Lee and Grandview Capital Corp., from time to time, provided advances to the Company for working capital purposes. During the six months ended November 30, 2012, Robert Y. Lee and Grandview Capital Corp. advanced the Company $19,000. The Company repaid $8,000 to Robert Y. Lee and Grandview Capital Corp. in the six months ended November 30, 2012. Robert Y. Lee and Grandview Capital Corp. did not provide any advances to the Company for working capital purposes during the six months ended November 30, 2011. At November 30, 2012 and May 31, 2012, the Company had a payable to Robert Y. Lee and Grandview Capital Corp. of $11,000 and $0, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

At November 30, 2012 and May 31, 2012, the Company owed Robert Y. Lee and Grandview Capital Corp. $11,015 and $715, respectively, for travel and entertainment reimbursement which has been included in accounts payable - related parties on the accompanying consolidated balance sheets.

The accounts payable – related parties, short-term in nature and non-interest bearing, at November 30, 2012 and May 31, 2012 was as follows:

	Accounts payable - related parties
Description	November 30, 2012	May 31, 2012
Rent owed to Trilogy Capital	$4,500	$-
Accounting fees owed to CFO Oncall, Inc.	19,312	-
Working capital advance from Trilogy Capital	11,022	1,321
Working capital advance from Robert Y. Lee and Grandview Capital Corp.	11,000	-
Reimbursement owed to Robert Y. Lee and Grandview Capital Corp.	11,015	715
Total	$56,849	$2,036

NOTE 4 – STOCKHOLDERS’ EQUITY

On December 22, 2009, the Company issued 6,000,000 shares of its common stock to the Company’s founder.

On July 8, 2011, the Company closed its offering and sold 1,620,000 common shares at $0.0167 per share to 27 people raising $27,000.

As of November 30, 2012 and May 31, 2012, the Company has issued 7,620,000 and 7,620,000, respectively, common shares.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On December 15, 2011, TRIG entered into an employment agreement (the “Employment Agreement”) with Allan Hartley to become its Chief Executive Officer and a Director. On February 21, 2012 the (“Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s chief executive Office (the “CEO”). Pursuant to the Employment Agreement, the CEO shall be paid $7,500 per month on a month-to-month basis on part time basis. Additionally, the Company shall transfer (or cause to be transferred) to CEO a number of shares (the “CEO Shares”) of the Company’s common stock that represents 5% of the outstanding common stock of the Company as of the date of the share acquisition agreement dated February 19, 2012. The CEO Shares shall vest at the following milestones: of the Five Percent (5%) total shares transferred to the CEO, two Percent (2%) will vest simultaneous with the completion of the Company’s first acquisition and one percent (1%) will vest as the completion of the Company’s second, third and fourth acquisitions, respectively. Pursuant to ASC Topic 718, the Company shall proportionally recognize compensation expense aggregating $15,240 on each respective milestone date equal to the number shares vested on each milestone date multiplied by the fair value of the Company common shares on the Grant Date of $.04 which was based on the per common share price paid pursuant to the Stock Purchase Agreement. As of November 30, 2012 and May 31, 2012, no milestones have been met and no shares have been issued.

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

At November 30, 2012 and May 31, 2012, the Company owed this advisor $70,000 and $10,000, respectively, which has been included in accounts payable on the accompanying consolidated balance sheets.

On July 2, 2012, the Company entered into a six-month consulting agreement for business development services.  In connection with the agreement, the Company shall pay this consultant $5,000 per month during the term of the contract payable in a combination of cash and stock of the Company as determined at time of payment. The Company will pay the Consultant a performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Performance Fee will be based on purchase price and will be paid at 5% of the first million dollars, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars, and 1% of the fifth million dollars and each million over the fifth million. Notwithstanding the aforementioned, it is understood and agreed that the total of all monthly cash retainers paid by the Company under this Agreement will be deducted from the Performance Fee. The Performance Fee for any merger or acquisition that the Consultant or designee of the Consultant originates shall include fee sharing with any qualified sell side broker fees. If, at any time within two years after the date of termination of this Agreement, the Company enters into any transaction that has been identified to the Company by Consultant during the term of this Agreement, then the Company shall pay the Performance Fee to Consultant. At November 30, 2012 and May 31, 2012, the Company owed this advisor $25,000 and $0, respectively, which has been included in accounts payable on the accompanying consolidated balance sheets. As of November 30, 2012 and May 31, 2012, no merger, acquisition or other similar transaction to which the Company is party were originated by the consultant or the designee of the consultant; thus, no performance fee has been recognized.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements (continued)

On July 19, 2012, the Company entered into a one-year consulting agreement for business development services.  In connection with the agreement, the Company shall pay this consultant 1) a flat rate of $25,000 plus expenses per acquisition target for due diligence; 2) effective August 1, 2012, $5,000 per month during the term of the contract, and 3) the Company will pay the Consultant performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Performance Fee will be based on purchase price and will be paid at 5% of the first million dollars, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars, 1% of the fifth million dollars and each million over the fifth million. The Performance Fee for any merger or acquisition that the Consultant or designee of the Consultant originates shall include fee sharing with any qualified sell side broker fees. If, at any time within two years after the date of termination of this Agreement, the Company enters into any transaction that has been identified to the Company by Consultant during the term of this Agreement, then the Company shall pay the Performance Fee to Consultant; 4) for assisting the Company in its bridge financing activities, the Company shall provide the consultant 100,000 shares of its common stock; and 5) a bonus fee of 3.0% of the amount of any debt, mezzanine or equity capital invested via any transaction introduced by the consultant. As of November 30, 2012 and May 31, 2012, no merger, acquisition or other similar transaction to which the Company is party was originated by the consultant or the designee of the consultant; thus, no performance fee has been recognized.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended November 30, 2012. At November 30, 2012, three customers accounted for 100% of the Company’s total outstanding accounts receivable. The Company did not generate any revenues for the six months ended November 30, 2011. At May 31, 2012, the Company did not have any outstanding accounts receivable.

Customer	Six Months Ended November 30, 2012
A	82%
B	11%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.   The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

Overview

Staffing 360 Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”). On March 16, 2012, the Company filed a certificate of amendment to its articles of incorporation to change its name from Golden Fork to Staffing 360 Solutions, Inc.

On February 15, 2012, TRIG Capital Group, an affiliate of ours, executed a Letter of Intent to acquire IDC Technologies, Inc., a successful Silicon Valley IT staffing and business processing outsourcing company (“IDC”). On February 21, 2012, TRIG Capital Group assigned the Letter of Intent to us.

In March 2012, the Company commenced its operations in the international staffing sector pursuant to a consolidation business model. The Company anticipates initially acquiring a platform company concurrent with an Alternative Public Offering as it pursues the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc., (“Staffing Alliance”) a wholly-owned subsidiary incorporated in the State of Nevada for the purpose of exploring some business prospects in the staffing sector. In September 2012, we commenced operations and in October 2012, we began generating revenues. Currently, Staffing Alliance provides temporary staffing solutions to 2 customers and payroll processing services to one customer.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

There is no historical financial information to base an evaluation of our performance. We began to generate revenues in October 2012. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our financial statements for the six months ended November 30, 2012 contained herein. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

In accordance with ASC Topic 605-45 “Revenue Recognition – Principal Agent Considerations”, the Company reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on a net basis, net of related costs.

Pursuant to the guidance of ASC 605 and ASC 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of November 30, 2012. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on us upon adoption.

Results of Operations

For the three and six months ended November 30, 2012 as compared to the three and six months ended November 30, 2011

Revenues

We began to generate revenues in October 2012. For the three and six months ended November 30, 2012, we had revenues of $234,484 from 3 customers for whom we provided temporary staffing solutions and payroll processing services.

Cost of revenues

Cost of revenues includes the cost of labor and other overhead costs. For the three and six months ended November 30, 2012, cost of revenues was $224,907.

Gross profit and gross margin

Our gross profit was $9,577 for the three and six months ended November 30, 2012, representing gross margin of 4.1%.

Operating expenses

For the three months ended November 30, 2012, operating expenses amounted to $215,560 as compared to $3,481 for the three months ended November 30, 2011, an increase of $212,079 or 6,092.5%. For the six months ended November 30, 2012, operating expenses amounted to $413,228 as compared to $14,581 for the six months ended November 30, 2011, an increase of $398,647 or 2,734.0%. For the three and six months ended November 30, 2012 and 2011, operating expenses consisted of the following:

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Compensation and benefit	$27,760	$-	$59,225	$-
Consulting fees - related parties	33,024	750	49,207	1,500
Rent	3,466	-	3,466	-
Rent - related parties	-	750	4,500	1,500
Professional fees	126,354	447	245,302	3,217
Other general and administrative	24,956	1,534	51,528	8,364
Total operating expenses	$215,560	$3,481	$413,228	$14,581

For the three and six months ended November 30, 2012, the increase in our operating expenses as compared to the three and six months ended November 30, 2011 was primarily attributable to:

•	An increase in compensation and benefit of $27,760 and $59,225, respectively. In February 2012, we hired our chief executive officer pursuant to an employment agreement.
•	An increase in consulting fees to related parties incurred for administrative overhead services and business development services of $32,274 and $47,707, respectively. We expect the expense to continue to increase in the near future as we implement our business plan.
•	An increase in rent for office space used by us of $3,466 and $3,466, respectively.
•	An increase in rent to related parties for office space used by us of $3,000 for the six months ended November 30, 2012 as compared to the corresponding period of 2011.
•	For the three and six months ended November 30, 2012, we incurred professional fees of $126,354 and $245,302, respectively, including consulting fees of $97,549 and $181,730 for business development services, accounting fees of $350 and $2,950, legal fees of $9,240 and $39,095, stock transfer fees of $12,000 and $12,000, and other professional fees of $7,215 and $9,527, respectively. We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and professional fees in connection with our new business model.
•	We also experienced an increase of $23,422 and $43,164, respectively, in general and administrative expenses in the three and six months ended November 30, 2012 as compared to the three and six months ended November 30, 2011 and expect these expenses to increase in the near future as we implement our business plan.

Other Expenses

For the three and six months ended November 30, 2012, we incurred interest expense of $12,231 and $20,348, respectively, related to outstanding convertible notes payable. For the three and six months ended November 30, 2012, we incurred interest expense of $212 and $508, respectively, related to related parties notes payable. We did not incur interest expense in the three and six months ended November 30, 2011.

Net Loss

As a result of the factors described above, our net losses for the three months ended November 30, 2012 and 2011 were $218,426 and $3,481, respectively, or a net loss per common share of $0.03 and $0.00 (basic and diluted), respectively. Our net losses for the six months ended November 30, 2012 and 2011 were $424,507 and $14,581, respectively, or a net loss per common share of $0.06 and $0.00 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our promissory notes and from advances from our majority shareholders/officers/directors.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirement and for the payment of compensation and benefits and consulting fees to related parties. All funds received have been expended in the furtherance of growing the business and implementing our business plan. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance targeted acquisitions,
•	Addition of administrative and sales personnel as the business grows,
•	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enters new markets,
•	The cost of being a public company, and
•	Capital expenditures to add technologies.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

In October 2012, we began to generate revenues. At November 30, 2012, we had cash of $16,379. Since inception we have funded our operations as follows:

•	Since inception, we raised $27,000 from the sale of common stock to fund our operating expenses and pay our obligations.
•	Pursuant to a term sheet whereby we are offering for sale promissory notes in the aggregate principal amount of up to $500,000 to provide funds for expenses related to the acquisition of a privately held staffing company, during the period from March 2012 through November 2012, we entered into Note Purchase Agreements and a related Note Agreements (the “Note Agreements”). Pursuant to the Note Agreements, we issued Notes in the aggregate principal amount of $425,000 (the "Notes”). The Notes bear interest at the rate of 12% per annum and are due on February 20, 2013 (the “Maturity Date”). Interest shall accrue and be payable on the last day of every fiscal quarter and on the Maturity Date. We shall not have the right to prepay these Notes. However, within 15 days following the closing of an acquisition of a suitable platform company, we will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of us at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.
•	During the period from April 2012 to November 2012, we entered into various note agreements with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company majority owned by Company’s president and director in the aggregate amount of $24,800 and we made repayment of $18,800 for these notes. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

•	During the period from April 2012 to November 2012, we entered into various note agreements with a Robert Y. Lee and Grandview Capital Corp. shareholders of TRIG in the aggregate amount of $29,350 and we made repayment of $21,500 for these notes. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

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

Operating activities

For the six months ended November 30, 2012, net cash flows used in operating activities amounted to $183,033 and was attributable to our net loss of $424,507, and the use of cash from changes in operating assets and liabilities such as: an increase in accounts receivable of $59,212, offset by the receipt of cash from the changes in operating assets and liabilities such as: a decrease in prepaid expenses of $8,526, an increase in accounts payable of $219,525, an increase in accounts payable – related parties of $54,813, an increase in accrued interest of $17,314 and an increase in accrued interest - related parties of $508.

For the six months ended November 30, 2011, net cash flows used in operating activities amounted to $11,331 and was attributable to our net loss of $14,581, offset by the add back of the non-cash item of donated services and rent expense of $3,000, and changes in operating assets and liabilities of $250.

Financing activities

For the six months ended November 30, 2012, net cash flows provided by financing activities was $180,545 and was attributable to the increase in bank overdraft of $1,295, the proceeds from convertible notes payable of $175,000, and cash received from related parties notes of $36,750, offset by the repayment of related parties notes of $32,500. For the six months ended November 30, 2011, net cash flows provided by financing activities was $27,000 and was attributable to the sale of our common stock.

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

The following tables summarize our contractual obligations as of November 30, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligations	Total	less than 1 year	1-3 Years	3-5 Years	5+ Years
Convertible notes payable	$425,000	$425,000	$-	$-	$-
Interest for convertible notes	19,805	19,805	-	-	-
Notes payable - related parties	13,850	13,850	-	-	-
Interest for related parties notes	576	576	-	-	-
Total contractual obligations	$459,231	$459,231	$-	$-	$-

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

STAFFING 360 SOLUTIONS, INC.

Date: January 16, 2013	By:	/s/ Allan Hartley
Allan Hartley
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: January 16, 2013	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

