Form 10-Q
period 2013-02-28
Staffing 360 Solutions, Inc.
filed 2013-04-15
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________

Commission File Number: 333-169152

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	0680859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

641 Lexington Ave

Suite 1526

New York, NY 10022

(Address of principal executive offices) (Zip Code)

(212) 634-6413

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

As of April 15, 2013, 7,620,000 shares of our common stock, $0.00001 par value per share, were outstanding.

 STAFFING 360 SOLUTIONS, INC.

FORM 10-Q

February 28, 2013

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$166,593	$18,867
Accounts receivable	74,842	-
Prepaid expenses	53,784	54,552

Total Current Assets	295,219	73,419

Total Assets	$295,219	$73,419

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable	$1,175,000	$250,000
Notes payable - related parties	13,850	9,600
Accounts payable	334,069	23,304
Accounts payable - related parties	155,077	2,036
Accrued interest	41,471	2,491
Accrued interest - related parties	747	68

Total Current Liabilities	1,720,214	287,499

STOCKHOLDERS' DEFICIT:
Common stock ($0.00001 par value; 75,000,000 shares authorized; 7,620,000 shares issued and outstanding at February 28, 2013 and May 31, 2012)	76	76
Additional paid-in capital	50,404	50,404
Accumulated deficit	(1,475,475)	(264,560)

Total Stockholders' Deficit	(1,424,995)	(214,080)

Total Liabilities and Stockholders' Deficit	$295,219	$73,419

The accompanying notes are an integral part of these unaudited consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$516,441	$-	$761,286	$-

COST OF REVENUES	485,844	-	721,112	-

GROSS PROFIT	30,597	-	40,174	-

OPERATING EXPENSES:
Compensation and benefit	55,049	-	114,274	-
Consulting fees - related parties	352,796	500	402,004	2,000
Rent	26,525	-	29,991	-
Rent - related parties	-	500	4,500	2,000
Professional fees	309,373	13,517	554,675	16,734
Amortization	-		-
Other general and administrative	49,818	2,141	101,346	10,505

Total Operating Expenses	793,561	16,658	1,206,790	31,239

LOSS FROM OPERATIONS	(762,964)	(16,658)	(1,166,616)	(31,239)

OTHER EXPENSES:
Interest expense	(23,273)	-	(43,620)	-
Interest expense - related parties	(171)	-	(679)	-

Total Other Expenses	(23,444)	-	(44,299)	-

NET LOSS	$(786,408)	$(16,658)	$(1,210,915)	$(31,239)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.10)	$(0.01)	$(0.16)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	7,620,000	2,540,000	7,620,000	2,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended Ferbuary 28,	For the Nine Months Ended February 28,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,210,915)	$(31,239)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Donated services and rent expense	-	4,000
Changes in operating assets and liabilities:
Accounts receivable	(74,842)	-
Prepaid expenses	768	-
Accounts payable	310,765	(2,562)
Accounts payable - related parties	153,041	2,801
Accrued interest	38,980	-
Accrued interest - related parties	679	-

NET CASH USED IN OPERATING ACTIVITIES	(781,524)	(27,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	925,000	-
Proceeds from notes payable - related parties	36,750	-
Repayment of related parties notes payable	(32,500)	-
Proceeds from sale of common stock	-	27,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	929,250	27,000

NET INCREASE IN CASH	147,726	-

CASH - beginning of period	18,867	-

CASH - end of period	$166,593	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,042	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

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

On February 17, 2012, Alida Heyer (the “Seller”), who held the voting rights equivalent to 78.7% of the outstanding shares of common stock of the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TRIG Special Purpose 1, LLC, a Nevada Corporation, (the “Purchaser”) to sell to the Purchaser all her shares of the Company’s common stock, consisting of 6,000,000 shares (the “Shares”). Pursuant to the Agreement, the Purchaser paid the Seller $240,000 for the Shares in a private transaction and the Company became a 78.7% owned subsidiary of TRIG Special Purpose 1, LLC ) (“TRIG”) and there was a change in control. The Company’s President and Director, Alfonso J. Cervantes, through his beneficial ownership of Trilogy Capital Partners, Inc. (“Trilogy Capital”), beneficially holds 50% of TRIG.

In March 2012, the Company commenced its operations in the international staffing sector pursuant to a consolidation business model. The Company anticipates initially acquiring a platform company concurrent with an Alternative Public Offering as it pursues the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly-owned subsidiary, incorporated in the State of Nevada for the purpose of exploring business prospects in the staffing sector. In September 2012, Alliance began operations and provides trained employees to companies who work in word processing, data entry, administrative support staff and other areas. On March 4, 2013 the name was changed to Staffing 360 Solutions, LLC.

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

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company’s performance and its prospects for achieving its intended business objectives. Accordingly, these consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Staffing 360 Solutions, Inc. is unable to continue as a going concern.  As of February 28, 2013, the Company has a working capital deficiency of $1,424,995, and has an accumulated deficit of $1,475,475, and for the nine months ended February 28, 2013 has a net loss and net cash used in operations of $1,210,915 and $781,524, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates in the nine months ended February 28, 2013 and February 29, 2012 include the valuation of deferred tax assets.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at February 28, 2013 or May 31, 2012.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At February 28, 2013 and May 31, 2012, the Company did not have any allowance for doubtful accounts.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of February 28, 2013 and May 31, 2012, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Pursuant to the Note Agreements, on March 5, 2012, May 4, 2012, August 13, 2012, August 20, 2012, September 14, 2012 and October 4, 2012, the Company issued Notes in the principal amount of $50,000, $200,000 and $70,000, $30,000, $50,000 and $25,000 (the “Notes”), respectively. The Notes bear interest at the rate of 12% per annum and were due on February 20, 2013. The note holders totaling $375,000 have extended their maturity dates to July 20, 2013 and one note holder totaling $50,000 has extended the maturity date to June 15, 2013. Interest shall accrue and be payable on the last day of every fiscal quarter commencing on the first calendar quarter subsequent to the respective Note date and ending on the Maturity Date. The Company shall not have the right to prepay these Notes. However, within 15 days following the closing of an acquisition of a suitable platform company and prior to the extended due date, the Company will pay the Notes (principal amount and accrued but unpaid interest) by delivering to the holders shares of common stock of the Company at a common stock price equal to 50% of the following: (i) if the securities sold in the equity raise (“PIPE”) consist solely of common stock, the per share price of the common stock; (ii) if the securities sold in the PIPE consist solely common stock and securities exercisable for (e.g. warrants) or convertible into (e.g. convertible preferred stock or convertible debt) or common stock, the lowest of the per share price of the common stock and the exercise or conversion price of the other securities; and (iii) if the securities sold in the PIPE consist solely of securities exercisable for or convertible into common stock, the lowest of the exercise price or conversion price of such securities.

On January 17, 2013, the Company closed a financing, by entering into a Note Purchase Agreement with an investor whereby the Company sold to the Holder a certain Promissory Note for the principal amount of $750,000.

The Promissory Note accrues interest at a rate of 12% per annum on the aggregate principal amount, payable on July 20, 2013(the “Maturity Date”). If the Payment Date occurs prior to the Maturity Date, the Promissory Note is subject to a mandatory conversion into shares of the Company’s common stock, par value $0.00001 per share on the later of the date on which the Company: (i) acquires an operating company in the Staffing industry, or (ii) closes the issuance and sale of equity securities in connection with the Target Acquisition. The shares of Common Stock issuable upon conversion of the Promissory Note shall equal: (i) the principal amount of the Promissory Note and the accrued interest thereon divided by (ii) 50% of the per share price at which shares of common stock were sold in the PIPE Financing. We do not have the right to prepay the Promissory Note.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 2 – CONVERTIBLE NOTES PAYABLE (continued)

Since the convertible notes include an embedded conversion feature, management evaluated this feature to determine whether it meets the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Note holders shall have the option to exchange all or a portion of the face amount of the Notes, plus any accrued and unpaid interest thereon, into the applicable dollar amount of any other securities issued by the Company in connection with the subsequent financing, at a conversion price equal to 50% of the subsequent financing offering price. In accordance with ASC 470-20, which deals with instruments containing a fixed percentage conversion feature dependent on a future event, the Company estimated the intrinsic value of the beneficial conversion features at March 5, 2012, May 4, 2012, August 13, 2012, August 20, 2012, September 14, 2012, October 4, 2012 and January 17, 2013 (the “Commitment Dates”) of $50,000, $200,000, $70,000, $30,000, $50,000, 25,000 and $750,000, respectively. However, these amounts will only be recorded at the date the Company enters into the subsequent financing arrangement.

For the three and nine months ended February 28, 2013, interest expense related to the convertible notes amounted to $23,178 and $43,525, respectively, and the Company made a payment on interest due of $1,512 and $4,530 during the three and nine months ended February 28, 2013, respectively. At February 28, 2013 and May 31, 2012, aggregate principal due pursuant to the Note Agreements amounted to $1,175,000 and $250,000. Additionally, accrued and unpaid interest under the convertible notes amounted to $41,471 and $2,491, respectively, and is included in accrued interest on the accompanying consolidated balance sheets.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes payable – related parties

During the nine months ended February 28, 2013, the Company entered into various note agreements with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company majority owned by the Company’s president and director in the aggregate amount of $17,000. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date. During the nine months ended February 28, 2013, the Company repaid an aggregate amount of $11,000 to Trilogy Capital. At February 28, 2013 and May 31, 2012, the aggregate principal note amounts due to Trilogy Capital amounted to $6,000 and $0, respectively, which has been included in notes payable – related parties on the accompanying consolidated balance sheets, and interest due to Trilogy Capital notes amounted to $226 and $15, respectively, which has been included in accrued interest – related parties on the accompanying consolidated balance sheets. For the three months ended February 28, 2013 and 2012, interest expense related to Trilogy Capital notes amounted to $74 and $0, respectively. For the nine months ended February 28, 2013 and 2012, interest expense related to Trilogy Capital notes amounted to $212 and $0, respectively.

During the nine months ended February 28, 2013, the Company entered into various note agreements with Robert Y. Lee and Grandview Capital Partners, Inc., shareholders of TRIG, in the aggregate amount of $19,750. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date. During the nine months ended February 28, 2013, the Company repaid Robert Y. Lee and Grandview Capital Partners, Inc. an aggregate amount of $27,600. The Company did not enter into any note agreement with Robert Y. Lee and Grandview Capital Partners, Inc. during the nine months ended February 28, 2013. At February 28, 2013 and May 31, 2012, the aggregate principal amounts due for Robert Y. Lee and Grandview Capital Partners, Inc. notes amounted to $7,850 and $9,600, respectively, which has been included in notes payable – related parties on the accompanying consolidated balance sheets, and interest due on these notes amounted to $467 and $53, respectively, which has been included in accrued interest - related parties on the accompanying consolidated balance sheets. For the three months ended February 28, 2013 and 2012, interest expense related to Robert Y. Lee and Grandview Capital Partners, Inc. notes amounted to $97 and $0, respectively. For the nine months ended February 28, 2013 and 2012, interest expense related to Robert Y. Lee and Grandview Capital Partners, Inc. notes amounted to $467 and $0, respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

The aggregate principal due under the above notes at February 28, 2013 and May 31, 2012 was as follows:

	Notes payable - related parties
Name of related parties	February 28, 2013	May 31, 2012
Trilogy Capital	$6,000	$-
Robert Y. Lee and Grandview Capital Partners, Inc. .	7,850	9,600
Total	$13,850	$9,600

The interest amount due under the above notes at February 28, 2013 and May 31, 2012 was as follows:

	Accrued interest - related parties
Name of related parties	February 28, 2013	May 31, 2012
Trilogy Capital	$227	$15
Robert Y. Lee and Grandview Capital Partners, Inc. .	520	53
Total	$747	$68

For the three and nine months ended February 28, 2013 and 2012, the Company recorded interest expense from the above notes as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
Name of related parties	2013	2012	2013	2012
Trilogy Capital	$74	$-	$212	$-
Robert Y. Lee and Grandview Capital Partners, Inc. .	97	-	467	-
Total	$171	$-	$679	$-

The weighted average interest rate on the Company’s related parties’ note obligations was 5%.

Consulting fees – related parties

For the three and nine months ended February 28, 2012, the Company recognized a total of $500 and $2,000, respectively, for donated services from the former director/officer at $250 per month for consulting services provided by the former President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties. These amounts have been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company did not receive any donated service from the former director/officer during the three and nine months ended February 28, 2013.

For the three and nine months ended February 28, 2013, the Company incurred $91,007 and $105,902, respectively, in administrative overhead fees and consulting fees to Trilogy Capital, which has been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company did not incur any corresponding fee during the three and nine months ended February 28, 2012.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

For the three and nine months ended February 28, 2013, the Company incurred $200,335 and $215,335 in administrative overhead fees and consulting fees to Robert Y. Lee and Grandview Capital Partners, Inc. ., which has been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company did not incur any corresponding fee during the three and nine months ended February 28, 2012.

For the three and nine months ended February 28, 2013, the Company incurred $13,954 and $33,267, respectively, in accounting fees to CFO Oncall, Inc., a company majority-owned by Adam Wasserman, the Company’s former chief financial officer. For the nine months ended February 28, 2013 and 2012, the Company incurred $33,267 and $0, respectively, in accounting fees to CFO Oncall, Inc. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

For the three and nine months ended February 28, 2013, the Company incurred $6,250 in accounting fees to Chord Advisors, Inc. David Horin, the current Chief Financial Officer of Staffing 360 Solutions, Inc., is the President of Chord Advisors, LLC. For the nine months ended February 28, 2013 and 2012, the Company incurred $6,250 and $0, respectively, in accounting fees to Chord Advisors, Inc. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

For the three and nine months ended February 28, 2013, the Company incurred $30,000 in consulting fees to Richard M. Cohen. Mr. Cohen is the Chairman of Chord Advisors, LLC. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

For the three and nine months ended February 28, 2013, the Company incurred $11,250 in consulting fees to Dimitri Villard. Mr. Villard is a director of the Company. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations.

For the three and nine months ended February 28, 2013 and 2012, the Company recorded consulting fees from its related parties, as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
Name of related parties	2013	2012	2013	2012
Former President and Director – Alida Heyer	$-	$500	$-	$2,000
Trilogy Capital	91,007	-	105,902	-
Robert Y. Lee and Grandview Capital Partenrs, Inc.	200,335	-	215,335	-
CFO Oncall, Inc.	13,954	-	33,267	-
Chord Advisors, LLC	6,250	-	6,250	-
Richard M. Cohen	30,000	-	30,000	-
Dimitri Villard	11,250	-	11,250	-
Total	$352,796	$500	$402,004	$2,000

Other

For the three and nine months ended February 28, 2013, the Company recorded rent expense of $2,500 and $7,000, respectively, for the office space leased from Trilogy Capital at $1,500 per month. For the three and nine months ended February 28, 2012, the Company recognized rent expense of $500 and $2,000, respectively, for the value of office space used by the Company from the former director/officer at $250 per month. These transactions were recorded at the exchange amount which is the amount agreed to by the transacting parties. These amounts have been included in rent - related parties on the accompanying consolidated statements of operations. As of February 28, 2013 and May 31, 2012, the Company owed Trilogy Capital $7,000 and $0, respectively, for rent which has been included in accounts payable – related parties on the accompanying consolidated balance sheets.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

Trilogy Capital, from time to time, provided advances to the Company for working capital purposes. During the nine months ended February 28, 2013, Trilogy Capital advanced the Company $26,650. The Company repaid $4,000 to Trilogy Capital in the nine months ended February 28, 2013. Additionally, in February 2012, the Company made interest payments of $6,699 on behalf of TRIG, Pursuant to a right to offset agreement between the Company, TRIG and Trilogy Capital, the Company net the amount due from TRIG of $6,699 against amounts payable to Trilogy Capital. Trilogy Capital did not provide any advance to the Company for working capital purposes during the nine months ended February 28, 2012. At February 28, 2013 and May 31, 2012, the Company had a payable to Trilogy Capital of $23,971 and $1,321, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

Robert Y. Lee and Grandview Capital Partners, Inc., from time to time, provided advances to the Company for working capital purposes. During the nine months ended February 28, 2013, Robert Y. Lee and Grandview Capital Partners, Inc. advanced the Company $32,000. The Company repaid $11,750 to Robert Y. Lee and Grandview Capital Partners, Inc. in the nine months ended February 28, 2013. Robert Y. Lee and Grandview Capital Partners, Inc. did not provide any advances to the Company for working capital purposes during the nine months ended February 28, 2012. At February 28, 2013 and May 31, 2012, the Company had a payable to Robert Y. Lee and Grandview Capital Partners, Inc. of $20,500 and $0, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

At February 28, 2013 and May 31, 2012, the Company owed Robert Y. Lee and Grandview Capital Partners, Inc. $11,015 and $715, respectively, for travel and entertainment reimbursement which has been included in accounts payable - related parties on the accompanying consolidated balance sheets.

During the nine months ended February 28, 2013, the Company incurred $30,000 in consulting fees to Richard M. Cohen. Mr. Cohen is the Chairman of Chord Advisors, LLC. At February 28, 2013 and May 31, 2012, the Company had a payable Mr. Cohen of $30,000 and $0, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets.

Trig Special Purpose 1, LLC, from time to time, provided advances to the Company for working capital purposes .During the nine months ended February 28, 2013, Trig Special Purpose 1, LLC advanced the Company $40,000. The Company repaid $7,721 to Trig Special Purpose 1, LLC in the nine months ended February 28, 2013. Trig Special Purpose 1, LLC did not provide any advance to the Company for working capital purposes during the nine months ended February 28, 2012. At February 28, 2013 and May 31, 2012, the Company had a payable to Trig Special Purpose 1 LLC of $32,279 and $0, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

The accounts payable – related parties, short-term in nature and non-interest bearing, at February 28, 2013 and May 31, 2012 was as follows:

	Accounts payable - related parties
Description	February 28, 2013	May 31, 2012
Rent owed to Trilogy Capital	$7,000	$-
Accounting fees owed to CFO Oncall, Inc.	19,312	-
Working capital advance from Trilogy Capital	23,971	1,321
Working capital advance from Robert Y. Lee and Grandview Capital Partners, Inc. .	20,250	-
Reimbursement owed to Robert Y. Lee and Grandview Capital Partners, Inc. .	11,015	715
Richard H. Cohen	30,000	-
Dimitri Villard	11,250	-
Trig Special Purpose 1, LLC	32,279	-
Total	$155,077	$2,036

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 4 – STOCKHOLDERS’ DEFICIT

On December 22, 2009, the Company issued 6,000,000 shares of its common stock to the Company’s founder.

On July 8, 2011, the Company closed its offering and sold 1,620,000 common shares at $0.0167 per share to 27 people raising $27,000.

As of February 28, 2013 and May 31, 2012, the Company has issued 7,620,000 and 7,620,000, respectively, common shares.

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

On February 15, 2013, the Company approved an employment agreement (the “Cervantes Employment Agreement”) with Alfonso J. Cervantes, the President of the Company.  In addition, the parties agreed that Mr. Cervantes shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts. Pursuant to the terms of the Cervantes Employment Agreement, the Company will pay Mr. Cervantes $120,000 annually. In addition, Mr. Cervantes will receive reimbursement for all reasonable expenses which Minton incurs during the course of performance under the Cervantes Employment Agreement. Mr. Cervantes can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Cervantes Employment Agreement upon notice to Mr. Cervantes.

On February 15, 2013, the Company entered into an employment agreement (the “Minton Employment Agreement”) with Darren Minton to serve as the Senior Vice President of the Company.  In addition, the parties agreed that Mr. Minton shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts. Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. In addition, Mr. Minton will receive reimbursement for all reasonable expenses which Minton incurs during the course of performance under the Minton Employment Agreement. Mr. Minton can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Minton Employment Agreement upon notice to Mr. Minton.

Consulting Agreements

On May 1, 2012, the Company entered into a one-year advisory agreement for business advisory services.  In connection with the agreement, the Company shall pay this consultant $120,000 during the term of the contract payable in a combination of cash and stock of the Company on the following basis:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements (continued)

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

At February 28, 2013 and May 31, 2012, the Company owed this advisor $100,000 and $10,000, respectively, which has been included in accounts payable on the accompanying consolidated balance sheets.

On July 2, 2012, the Company entered into a six-month consulting agreement for business development services.  In connection with the agreement, the Company shall pay this consultant $5,000 per month during the term of the contract payable in a combination of cash and stock of the Company as determined at time of payment. The Company will pay the Consultant a performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Performance Fee will be based on purchase price and will be paid at 5% of the first million dollars, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars, and 1% of the fifth million dollars and each million over the fifth million. Notwithstanding the aforementioned, it is understood and agreed that the total of all monthly cash retainers paid by the Company under this Agreement will be deducted from the Performance Fee. The Performance Fee for any merger or acquisition that the Consultant or designee of the Consultant originates shall include fee sharing with any qualified sell side broker fees. If, at any time within two years after the date of termination of this Agreement, the Company enters into any transaction that has been identified to the Company by Consultant during the term of this Agreement, then the Company shall pay the Performance Fee to Consultant. At February 28, 2013 and May 31, 2012, the Company owed this advisor $25,000 and $0, respectively, which has been included in accounts payable on the accompanying consolidated balance sheets. As of February 28, 2013 and May 31, 2012, no merger, acquisition or other similar transaction to which the Company is party were originated by the consultant or the designee of the consultant; thus, no performance fee has been recognized.

On July 19, 2012, the Company entered into a one-year consulting agreement for business development services.  In connection with the agreement, the Company shall pay this consultant 1) a flat rate of $25,000 plus expenses per acquisition target for due diligence; 2) effective August 1, 2012, $5,000 per month during the term of the contract, and 3) the Company will pay the Consultant performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Performance Fee will be based on purchase price and will be paid at 5% of the first million dollars, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars, 1% of the fifth million dollars and each million over the fifth million. The Performance Fee for any merger or acquisition that the Consultant or designee of the Consultant originates shall include fee sharing with any qualified sell side broker fees. If, at any time within two years after the date of termination of this Agreement, the Company enters into any transaction that has been identified to the Company by Consultant during the term of this Agreement, then the Company shall pay the Performance Fee to Consultant; 4) for assisting the Company in its bridge financing activities, the Company shall provide the consultant 100,000 shares of its common stock; and 5) a bonus fee of 3.0% of the amount of any debt, mezzanine or equity capital invested via any transaction introduced by the consultant. As of February 28, 2013 and May 31, 2012, no merger, acquisition or other similar transaction to which the Company is party was originated by the consultant or the designee of the consultant; thus, no performance fee has been recognized.

On February 15, 2013, the Company entered into an advisory agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. Our Chief Financial Officer, David Horin, is the President of Chord. The Agreement may be terminated by either party.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements (continued)

On February 15, 2013, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target. The Company will pay Grandview $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company will further compensate Grandview as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to have the Company provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. Grandview will receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement.

On February 14, 2013, the Company entered into a corporate services agreement (the “Pylon Agreement”) with Pylon Management, Inc. (“Pylon”). Pursuant to the Pylon Agreement, Pylon will provide the Company primarily with assistance and advice in identifying out a potential merger or acquisition targets and integrating such acquired business into the Company for a period of eighteen (18) months. Pursuant to the Pylon Agreement, for any M&A Transaction, as defined in the Pylon Agreement, Pylon will receive a fee between three (3%) and five (5%) percent of the Transaction Value, as defined in the Pylon Agreement. Pylon shall also receive equity compensation in the amount of two percent (2%) of the outstanding shares of the Company’s common stock on the date of the first M&A Transaction, and one percent (1%) of the outstanding shares of the Company’s common stock on the date of the second M&A Transaction. All shares of the Company common stock issued under the Pylon Agreement shall have “piggyback” registration rights at the Company’s election and shall be included in any registration statement filed by the Company with the Securities and Exchange Commission. The Company will also pay Pylon $30,000 in accrued fees under the Pylon Agreement, as well as 2% of the net sales of the Company for administrative services rendered, which amount may be reduced pursuant to the Pylon Agreement. The Agreement may be terminated by either party upon ninety (90) days written notice.

On February 15, 2013, Staffing 360 Solutions, Inc. (the “Company”) entered into an advisory agreement (the “Joshua Capital Agreement”) with Joshua Capital, LLC (“Joshua Capital”). Pursuant to the Joshua Capital Agreement, Joshua Capital will provide the Company primarily with advisory and consulting services in connection with the Company’s business operations. The Company will pay Joshua Capital $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The agreement may be terminated by the Company for cause, as defined in the agreement.

Material Agreements

IDC Agreement

On February 11, 2013, the Company entered into a binding Acquisition Agreement (the “IDC Agreement”), by and among IDC Technologies, Inc. (“IDC”) and Prateek Gattani, the sole shareholder of IDC (the “IDC Shareholder”), and upon satisfaction of all the closing conditions, the Company will acquire all the issued and outstanding stock of IDC and IDC will become a wholly owned subsidiary of the Company for an aggregate purchase price of approximately $13,400,000 (the “Purchase Price”).

NOTE 6 – CONCENTRATION OF CREDIT RISK

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended February 28, 2013. The Company had two customers who contributed approximately $678,000 or 88% of the Company’s revenues for the nine months ended February 28, 2013. These two customers accounted for 17% of the Company’s total outstanding accounts receivable. The Company did not generate any revenues for the nine months ended February 29, 2012. At May 31, 2012, the Company did not have any outstanding accounts receivable.

Customer	Nine Months Ended February 28, 2013
A	75%
B	13%

NOTE 7 – SUBSEQUENT EVENTS

On March 21 2013, Staffing 360 Solutions, Inc. (the “Company” or “we”), entered into a Stock Purchase Agreement (the “Agreement”), by and among The Revolution Group, Ltd. (“TRG”) and the shareholders of TRG (the “TRG Shareholders”), pursuant to which the Company will acquire all the issued and outstanding stock of TRG and TRG will become a wholly owned subsidiary of the Company upon satisfaction of all closing conditions as set forth in the Agreement.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 7 – SUBSEQUENT EVENTS (continued)

Founded in 1999, The Revolution Group, Ltd. is a privately held staffing services corporation and consulting company operating in fourteen states with competency in various information technology fields, with a specialized focus on Cyber Security. TRG’s secureRevGroup division is one of the few Cyber Security Consulting firms in the United States solely dedicated to identifying the top 10% of highly-trained Cyber Security professionals available for consulting assignments. TRG has won numerous accolades, including Fastest Growing IT firm in the United States, and a Diversity Supplier Award. TRG’s headquarters are in Wakefield, Massachusetts.

In connection with the Agreement, on March 21, 2013, the Company entered into an employment agreement which is conditional upon closing (the “Aiello Employment Agreement”) with Mark P. Aiello (the “Executive”) to serve as Senior Vice-President of the Company and as President of TRG and Cyber 360 Solutions, the Company’s Cyber Security Division for a four year term. The parties agree that for the term of the Aiello Employment Agreement and for twelve months following the termination of Mr. Aiello’s employment with the company, Mr. Aiello shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct.

Change in Officers and Directors

On June 14, 2012 Alida Heyer submitted her resignation as a member of the Board of Directors of the Company (the “Board”), effective immediately. Ms. Heyer’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. On June 15, 2012, the Board appointed Dimitri Villard to fill the vacancy.

Dmitri Villard has been a director of the Company since June 2012. Mr. Villard has been Chairman and Chief Executive Officer of Peer Media Technologies, Inc., an Internet technology business, since February 2009. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as Interim Chief Executive officer since March 6, 2008 and as a director since January 2005. Mr. Villard has also served as President and a director of Pivotal BioSciences, Inc., a biotechnology company, since September 1998. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008 Mr. Villard served as Chairman of the Board of Dax Solutions, Inc., an entertainment industry digital asset management venture. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a B.A. from Harvard University and a Master of Science degree from China International Medical University.

Mr. Villard is qualified to serve on our board of directors due to his extensive experience managing public and private companies in a wide variety of industries including medicine, investment banking, entertainment and technology services.

On April 15, 2013, David Horin, notified the Company that he would resign from his position as Chief Financial Officer of the Company, effective immediately. Mr. Horin’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. On the same day, the Board appointed Peter J. Goldstein as the Principal Financial Officer of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc., (“Staffing Alliance”), incorporated in the State of Nevada for the purpose of exploring some business prospects in the staffing sector. In September 2012, we commenced operations and in October 2012, we began generating revenues. On March 4, 2013, the name was changes to Staffing 360 Solutions, LLC. (“Staffing Solutions”), and is currently a wholly-owned subsidiary of the Company. Currently, Staffing Solutions provides temporary staffing solutions to 4 customers and payroll processing services to one customer.

Material Agreements

IDC Agreement

On February 11, 2013, the Company entered into a binding Acquisition Agreement (the “IDC Agreement”), by and among IDC Technologies, Inc. (“IDC”) and Prateek Gattani, the sole shareholder of IDC (the “IDC Shareholder”), and upon satisfaction of all the closing conditions, the Company will acquire all the issued and outstanding stock of IDC and IDC will become a wholly owned subsidiary of the Company for an aggregate purchase price of approximately $13,400,000 (the “Purchase Price”).

IDC Technologies, Inc., is headquartered in Milpitas, California and is a privately held staffing services corporation with operations in the US and Canada and related party operations in India. IDC, organized in May of 2003, has annual revenues of approximately $45 million. IDC primarily places Information Technology (IT) personnel, into the Banking & Financial Services, Retail, Consumer Goods, Healthcare, Insurance, Technology, Manufacturing, Transportation, and Communications industries. The Company’s revenues are generated through approximately 100 individual clients.

Minton Employment Agreement

On February 15, 2013, the Company entered into an employment agreement (the “Minton Employment Agreement”) with Darren Minton to serve as the Senior Vice President of the Company.  In addition, the parties agreed that Mr. Minton shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts.

Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. In addition, Mr. Minton will receive reimbursement for all reasonable expenses which Minton incurs during the course of performance under the Minton Employment Agreement. Mr. Minton can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Minton Employment Agreement upon notice to Mr. Minton.

Cervantes Employment Agreement

On February 15, 2013, the Company approved an employment agreement (the “Cervantes Employment Agreement”) with Alfonso J. Cervantes, the President of the Company.  In addition, the parties agreed that Mr. Cervantes shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts.

Pursuant to the terms of the Cervantes Employment Agreement, the Company will pay Mr. Cervantes $120,000 annually. In addition, Mr. Cervantes will receive reimbursement for all reasonable expenses which Minton incurs during the course of performance under the Cervantes Employment Agreement. Mr. Cervantes can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Cervantes Employment Agreement upon notice to Mr. Cervantes.

Chord Advisors Agreement

On February 15, 2013, the Company entered into an advisory agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. Our Chief Financial Officer, David Horin, is the President of Chord.

Grandview Advisory Agreement

On February 15, 2013, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

The Company will pay Grandview $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company will further compensate Grandview as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to have the Company provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. Grandview will receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement.

Pylon Agreement

On February 14, 2013, the Company entered into a corporate services agreement (the “Pylon Agreement”) with Pylon Management, Inc. (“Pylon”). Pursuant to the Pylon Agreement, Pylon will provide the Company primarily with assistance and advice in identifying out a potential merger or acquisition targets and integrating such acquired business into the Company for a period of eighteen (18) months.

Pursuant to the Pylon Agreement, for any M&A Transaction, as defined in the Pylon Agreement, Pylon will receive a fee between three (3%) and five (5%) percent of the Transaction Value, as defined in the Pylon Agreement. Pylon shall also receive equity compensation in the amount of two percent (2%) of the outstanding shares of the Company’s common stock on the date of the first M&A Transaction, and one percent (1%) of the outstanding shares of the Company’s common stock on the date of the second M&A Transaction. All shares of the Company common stock issued under the Pylon Agreement shall have “piggyback” registration rights at the Company’s election and shall be included in any registration statement filed by the Company with the Securities and Exchange Commission. The Company will also pay Pylon $30,000 in accrued fees under the Pylon Agreement, as well as 2% of the net sales of the Company for administrative services rendered, which amount may be reduced pursuant to the Pylon Agreement. The Agreement may be terminated by either party upon ninety (90) days written notice.

Joshua Capital Agreement

On February 15, 2013, Staffing 360 Solutions, Inc. (the “Company”) entered into an advisory agreement (the “Joshua Capital Agreement”) with Joshua Capital, LLC (“Joshua Capital”). Pursuant to the Joshua Capital Agreement, Joshua Capital will provide the Company primarily with advisory and consulting services in connection with the Company’s business operations.

The Company will pay Joshua Capital $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The agreement may be terminated by the Company for cause, as defined in the agreement.

The Revolution Group

On March 21, 2013, Staffing 360 Solutions, Inc. (the “Company” or “we”), entered into a Stock Purchase Agreement (the “Agreement”), by and among The Revolution Group, Ltd. (“TRG”) and the shareholders of TRG (the “TRG Shareholders”), pursuant to which the Company will acquire all the issued and outstanding stock of TRG and TRG will become a wholly owned subsidiary of the Company upon satisfaction of all closing conditions as set forth in the Agreement.

Founded in 1999, The Revolution Group, Ltd. is a privately held staffing services corporation and consulting company operating in fourteen states with competency in various information technology fields, with a specialized focus on Cyber Security. TRG’s secureRevGroup division is one of the few Cyber Security Consulting firms in the United States solely dedicated to identifying the top 10% of highly-trained Cyber Security professionals available for consulting assignments. TRG has won numerous accolades, including Fastest Growing IT firm in the United States, and a Diversity Supplier Award. TRG’s headquarters are in Wakefield, Massachusetts.

Aiello Employment Agreement

In connection with the Agreement, on March 21, 2013, the Company entered into an employment agreement which is conditional upon closing (the “Aiello Employment Agreement”) with Mark P. Aiello (the “Executive”) to serve as Senior Vice-President of the Company and as President of TRG and Cyber 360 Solutions, the Company’s Cyber Security Division for a four year term. The parties agree that for the term of the Aiello Employment Agreement and for twelve months following the termination of Mr. Aiello’s employment with the company, Mr. Aiello shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct.

Change in Officers and Directors

On June 14, 2012 Alida Heyer submitted her resignation as a member of the Board of Directors of the Company (the “Board”), effective immediately. Ms. Heyer’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. On June 15, 2012, the Board appointed Dimitri Villard to fill the vacancy.

Biographical information for Mr. Villard is disclosed in Item 5 of this Form 10-Q.

On April 15, 2013, David Horin, notified the Company that he would resign from his position as Chief Financial Officer of the Company, effective immediately. Mr. Horin’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. On the same day, the Board appointed Peter J. Goldstein as the Principal Financial Officer of the Company.

Biographical information for Mr. Goldstein has previously been disclosed on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2013.

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

We will be seeking financing in the future in order to obtain the capital required to implement our business plan. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

Results of Operations

For the three and nine months ended February 28, 2013 as compared to the three and nine months ended February 29, 2012

Revenues

We began to generate revenues in October 2012. For the three and nine months ended February 28, 2013, we had revenues of $516,441 and $761,286, respectively from 5 customers for whom we provided temporary staffing solutions and payroll processing services.

Cost of revenues

Cost of revenues includes the cost of labor and other overhead costs. For the three and nine months ended February 28, 2013, cost of revenues was $485,844 and $721,112, respectively.

Gross profit and gross margin

Our gross profit for the three and nine months ended February 28, 2013 was $30,597 and $40,174, respectively, representing gross margin of 5.9% and 5.4% respectively.

Operating expenses

For the three months ended February 28, 2013, operating expenses amounted to $793,561 as compared to $16,658 for the three months ended February 29, 2012, an increase of $776,902 or 4,664%. For the nine months ended February 28, 2013, operating expenses amounted to $1,206,790 as compared to $31,239 for the nine months ended February 29, 2012, an increase of $1,175,550 or 3,763%. For the three and nine months ended February 28, 2013 and 2012, operating expenses consisted of the following:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2013	2012	2013	2012
Compensation and benefit	$55,049	$-	$114,274	$-
Consulting fees - related parties	352,796	500	402,004	2,000
Rent	26,525	-	29,991	-
Rent - related parties	-	500	4,500	2,000
Professional fees	309,373	13,517	554,675	16,734
Other general and administrative	49,818	2,141	101,346	10,505
Total operating expenses	$793,560	$16,658	$1,206,790	$31,239

For the three and nine months ended February 28, 2013, the increase in our operating expenses as compared to the three and nine months ended February 28, 2102 was primarily attributable to:

•	An increase in compensation and benefit of $55,049 and $114,274, respectively. In February 2012, we hired our chief executive officer pursuant to an employment agreement.
•	An increase in consulting fees to related parties incurred for administrative overhead services and business development services of $352,296 and $400,004, respectively. We expect the expense to continue to increase in the near future as we implement our business plan.
•	An increase in rent for office space used by us of $26,525 and $29,991, respectively.
•	An increase in rent to related parties for office space used by us of $2,500 for the nine months ended February 28, 2013 as compared to the corresponding period of 2012.
•	For the three and nine months ended February 28, 2013, we incurred professional fees of $309,373 and $554,675, respectively, including consulting fees of $245,295 and $427,025 for business development services, accounting fees of $23,250 and $26,200, legal fees of $30,000 and $69,095, stock transfer fees of $4,000 and $16,000, and other professional fees of $0 and $4,520, respectively. We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and professional fees in connection with our new business model.
•	We also experienced an increase of $49,818 and $101,346, respectively, in general and administrative expenses in the three and nine months ended February 28, 2013 as compared to the three and nine months ended February 29, 2012 and expect these expenses to increase in the near future as we implement our business plan.

Other Expenses

For the three and nine months ended February 28, 2013, we incurred interest expense of $23,273 and $43,620, respectively, related to outstanding convertible notes payable. For the three and nine months ended February 28, 2013, we incurred interest expense of $171 and $679, respectively, related to related parties notes payable. We did not incur interest expense in the three and nine months ended February 28, 2012.

Net Loss

As a result of the factors described above, our net losses for the three months ended February 28, 2013 and 2012 were $786,408 and $16,658, respectively, or a net loss per common share of $0.10 and $0.01 (basic and diluted), respectively. Our net losses for the nine months ended February 28, 2013 and 2012 were $1,210,913 and $31,239, respectively, or a net loss per common share of $0.16 and $0.02 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our promissory notes and from advances from our majority shareholders/officers/directors.

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital. In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. Since the Company has a limited operating history, there is only a limited basis upon which to evaluate the Company's performance and its prospects for achieving its intended business objectives. Accordingly, these consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Staffing 360 Solutions, Inc. is unable to continue as a going concern. As of February 28, 2013, the Company has a working capital deficiency of $1,424,995, and has an accumulated deficit of $1,475,475, and for the nine months ended February 28, 2013 has a net loss and net cash used in operations of $1,210,915 and $781,524, respectively. The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

In October 2012, we began to generate revenues. At February 28, 2013, we had cash of $166,593. We have funded our operations as follows:

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

On January 17, 2013, the Company closed a financing, by entering into a Note Purchase Agreement with an investor whereby the Company sold to the Holder a certain Promissory Note for the principal amount of $750,000.The Promissory Note accrues interest at a rate of 12% per annum on the aggregate principal amount, payable on July 20, 2013(the “Maturity Date”). If the Payment Date occurs prior to the Maturity Date, the Promissory Note is subject to a mandatory conversion into shares of the Company’s common stock, par value $0.00001 per share on the later of the date on which the Company: (i) acquires an operating company in the Staffing industry, or (ii) closes the issuance and sale of equity securities in connection with the Target Acquisition. The shares of Common Stock issuable upon conversion of the Promissory Note shall equal: (i) the principal amount of the Promissory Note and the accrued interest thereon divided by (ii) 50% of the per share price at which shares of common stock were sold in the PIPE Financing. We do not have the right to prepay the Promissory Note

•	During the nine months ended February 28, 2013, we entered into various note agreements with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company majority owned by Company’s president and director in the aggregate amount of $17,000 and we made repayment of $11,000 for these notes. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

•	During the nine months ended February 28, 2013, we entered into various note agreements with a Robert Y. Lee and Grandview Capital Corp. shareholders of TRIG in the aggregate amount of $19,750 and we made repayment of $27,600 for these notes. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

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

Operating activities

For the nine months ended February 28, 2013, net cash flows used in operating activities amounted to $781,524 and was attributable to our net loss of $1,210,915, and the use of cash from changes in operating assets and liabilities such as: an increase in accounts receivable of $74,842, offset by the receipt of cash from the changes in operating assets and liabilities such as: a decrease in prepaid expenses of $768, an increase in accounts payable of $310,765, an increase in accounts payable – related parties of $153,041, an increase in accrued interest of $38,980 and an increase in accrued interest - related parties of $679.

For the nine months ended February 28, 2012, net cash flows used in operating activities amounted to $27,000 and was attributable to our net loss of $31,239, offset by the add back of the non-cash item of donated services and rent expense of $4,000, and changes in operating assets and liabilities such as: a decrease in accounts payable of $2,562, an increase in accounts payable – related parties of $2,801 of $250.

Financing activities

For the nine months ended February 28, 2013, net cash flows provided by financing activities was $929,250 and was attributable to proceeds from convertible notes payable of $925,000, and cash received from related parties notes of $36,750, offset by the repayment of related parties notes of $32,500. For the nine months ended February 28, 2012, net cash flows provided by financing activities was $27,000 and was attributable to the sale of our common stock.

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

The following tables summarize our contractual obligations as of February 28, 2013 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual obligations	Total	less than 1 year	1-3 Years	3-5 Years	5+ Years
Convertible notes payable	$1,175,000	$1,175,000	$-	$-	$-
Interest for convertible notes	41,471	41,471	-	-	-
Notes payable - related parties	13,850	13,850	-	-	-
Interest for related parties notes	747	747	-	-	-
Total contractual obligations	$1,231,068	$1,231,068	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended February 28, 2013 contained herein. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of February 28, 2013. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on us upon adoption.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Item 4.  Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended February 28, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Change in Officers and Directors

On June 14, 2012 Alida Heyer submitted her resignation as a member of the Board of Directors of the Company (the “Board”), effective immediately. Ms. Heyer’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. On June 15, 2012, the Board appointed Dimitri Villard to fill the vacancy.

On April 15, 2013, David Horin, notified the Company that he would resign from his position as Chief Financial Officer of the Company, effective immediately. Mr. Horin’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. On the same day, the Board appointed Peter J. Goldstein as the Principal Financial Officer of the Company.

Biographical information for Mr. Goldstein has previously been disclosed on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2013.

Dimitri Villard, 67, Director. Dmitri Villard has been a director of the Company since June 2012. Mr. Villard has been Chairman and Chief Executive Officer of Peer Media Technologies, Inc., an Internet technology business, since February 2009. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as Interim Chief Executive officer since March 6, 2008 and as a director since January 2005. Mr. Villard has also served as President and a director of Pivotal BioSciences, Inc., a biotechnology company, since September 1998. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008 Mr. Villard served as Chairman of the Board of Dax Solutions, Inc., an entertainment industry digital asset management venture. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a B.A. from Harvard University and a Master of Science degree from China International Medical University.

Mr. Villard is qualified to serve on our board of directors due to his extensive experience managing public and private companies in a wide variety of industries including medicine, investment banking, entertainment and technology services.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Related Party Transactions

For the three and nine months ended February 28, 2013, the Company incurred $11,250 in consulting fees to Dimitri Villard, a director of the Company.

Director Agreements

The Company has not entered into a director agreement with Mr. Villard.

Item 6.  Exhibits.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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

STAFFING 360 SOLUTIONS, INC.

Date: April 15, 2013	By:	/s/ Allan Hartley
Allan Hartley
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 15, 2013	By:	/s/ Peter Goldstein
Peter Goldstein
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

