Form 10-Q/A
period 2013-02-28
Staffing 360 Solutions, Inc.
filed 2013-04-16
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Staffing 360 Solutions, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended February 28, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on April 15, 2013 (the “Original Filing Date”), solely to furnish certain exhibits to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6.  Exhibits.

The following documents are included herein:

Exhibit No.	Document Description
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended February 28, 2013, filed with the Securities and Exchange Commission on April 15, 2013.

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

STAFFING 360 SOLUTIONS, INC.

Date: April 16, 2013	By:	/s/ Allan Hartley
Allan Hartley
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 16, 2013	By:	/s/ Peter Goldstein
Peter Goldstein
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)