Form 10-K
period 2013-05-31
Staffing 360 Solutions, Inc.
filed 2013-09-13
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

  (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended May 31, 2013

or

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____to _____

COMMISSION FILE NUMBER: 333-169152

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	7350	68-0680859
(State or other jurisdiction of organization)	(Primary Standard Industrial Classification Code)	(IRS Employer Identification

641 Lexington Avenue, Suite 1526

New York, New York 10022

 (212) 634-6410

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

As of September 10, 2013, 13,170,588 shares of common stock, $0.00001 par value per share, were outstanding.

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

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the year ended May 31, 2013. Because of the nature of a relatively new company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

PART I

ITEM 1. BUSINESS

General

Staffing 360 Solutions, Inc. (“we”, “us”, “our”, “Staffing 360”, the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”). The Company commenced operations in the international staffing sector in March 2012. Our business model is to find and acquire suitable, mature operating staffing companies. We are an emerging public company in the international staffing sector engaged in the acquisition of domestic and international staffing companies. As part of our highly targeted consolidation model, we are pursuing a broad spectrum of staffing companies supporting the information technology (“IT”), financial, accounting, healthcare and cyber security industries with a particular emphasis on cyber terrorism. We are also developing a division focused on veterans’ staffing. Our headquarters are located at 641 Lexington Avenue, Suite 1526, New York, NY 10022. Our telephone number is (212) 634-6410.

Corporate History

Staffing 360 Solutions, Inc. was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”).

On February 17, 2012, Alida Heyer (the “Seller” or “Ms. Heyer”), the holder of 78.7% of the voting rights of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TRIG Special Purpose 1, LLC, a Nevada Corporation, (“TRIG”) to sell to TRIG 2,000,000 shares (the “Shares”) of common stock of the Company. The Shares represented all of the outstanding shares held by the Seller. Pursuant to the Stock Purchase Agreement, TRIG paid the Seller $240,000 for the Shares in a private transaction. As a result of the transaction, the Company became a 78.7% owned subsidiary of TRIG (the “Change of Control”).

On March 16, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from Golden Fork to Staffing 360 Solutions, Inc. Upon filing of the Amendment, the Company began its operations in the staffing sector.

On April 13, 2012, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effect its name change (as contemplated by the Amendment) and to change its trading symbol from “GDNF” to STAF”. Simultaneously therewith, the Company received approval to conduct a forward split of its issued and outstanding shares of Common Stock at a ratio of one for three (the “Forward Split”). Following the Forward Split, the Company’s issued and outstanding shares of Common Stock increased from 2,540,000 to 7,620,000.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc, a wholly-owned subsidiary (“Staffing Alliance”), in the State of Nevada. Staffing Alliance commenced operations in September 2012.

On April 26, 2013, the Company completed its first acquisition when it purchased 100% of the issued and outstanding stock of The Revolution Group, Ltd. (“TRG”) pursuant to a Stock Purchase Agreement (the “TRG Purchase Agreement”), dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG (the “TRG Shareholders”). As a result of the acquisition (the “TRG Acquisition”), TRG became a wholly-owned subsidiary of the Company. The TRG Acquisition is described in detail below.

Recent Developments

On June 28, 2013, the Company filed an Amendment to the Articles of Incorporation in Nevada increasing the number of shares of Common Stock that the Company was authorized to issue from 75,000,000 shares to 200,000,000 shares and authorizing the Company to issue 20,000,000 shares of blank check preferred stock, having such rights, designations, preferences and privileges as the Board of Directors of the corporation determines from time to time in its sole discretion.

Business Model and Acquisitions

Staffing 360 is an emerging public company in the international staffing sector engaged in the acquisition of domestic and international staffing companies. As part of its highly targeted consolidation model, Staffing 360 is pursuing a broad spectrum of staffing companies supporting the IT, financial, accounting, healthcare and cyber security industries with a particular emphasis on cyber terrorism. The Company is also developing a division focused on veterans’ staffing. In accordance with our business model, on April 26, 2013, we consummated the TRG Acquisition, which was our first acquisition of a suitable staffing company. Since the TRG Acquisition we have engaged in acquisition discussions with several other suitable, mature operating staffing companies and on August 14, 2013, we executed a definitive agreement with NewCSI, Inc. (“NCSI”), which is described in detail below.

We obtained our first letter of intent on February 21, 2012 in connection with the Change of Control. TRIG Capital Group, LLC (“TRIG Capital Group”), now an affiliate of the Company, had executed a letter of intent to acquire IDC Technologies, Inc., a Silicon Valley IT staffing and business processing outsourcing company (“IDC” and the letter of intent, the “IDC LOI”). Following the Change of Control, TRIG Capital Group assigned the IDC LOI to the Company.

On February 11, 2013, the Company negotiated and entered into a new binding letter of intent with IDC (the “New IDC LOI”). The New IDC LOI was entered into by and among the Company, IDC and Prateek Gattani, the sole shareholder of IDC (the “IDC Shareholder”). Pursuant to the New IDC LOI, the Company will, upon the successful negotiation and execution of a stock purchase agreement and the fulfillment of certain other closing conditions, acquire all of the issued and outstanding stock of IDC and IDC will become a wholly owned subsidiary of the Company. The Company will pay an aggregate purchase price of approximately $13,400,000 (the “IDC Purchase Price”). Of the Purchase Price, 50% will be payable in cash to the IDC Shareholder and the remaining 50% will be paid in the form of a promissory note (the “IDC Note”). The IDC Note will accrue interest at a rate of 8% per annum with forty two monthly payments, to begin six months after the IDC Closing, and quarterly thereafter. In addition to the Purchase Price, the Company will assume approximately $5,500,000 of liabilities and will pay the IDC shareholder a cash sum equal to five percent of IDC’s gross profit for the twelve months prior to the closing date and ten percent of IDC’s gross profit for the forty two months following the closing. Further, upon a successful completion of this transaction, the Company will employ the IDC Shareholder pursuant to an executive management agreement. As of the date hereof, the Company and IDC have not yet successfully negotiated a purchase agreement and there is no assurance that the Company and IDC will be able to close this transaction.

On April 26, 2013, the Company consummated the TRG Acquisition pursuant to the TRG Purchase Agreement dated March 21, 2013, entered into by and among the Company, TRG and the TRG Shareholders. The aggregate consideration paid by the Company to the TRG Shareholders was $2,509,342 (the “TRG Purchase Price”), payable as follows: at the closing of the TRG Acquisition (the “TRG Closing”) the Company made cash payments to the TRG Shareholders in an aggregate of $907,287 and the Company paid the remaining $410,055 of the TRG Purchase Price by issuing to the TRG Shareholders 512,569 restricted shares of Common Stock at a price of $0.80 per share. In addition to the TRG Purchase Price, the Company will pay to the TRG Shareholders performance based compensation in an amount in cash equal to the following percentages of TRG’s gross profit (as defined in the TRG Purchase Agreement) from the date of TRG Closing through the end of the sixteenth quarter (the “TRG Earn Out Period”) not to exceed a total of $1,500,000: (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the TRG Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the TRG Earn Out Period. The Company estimates the performance based compensation to total $1,192,000. The earn-out liability is calculated in accordance with the terms of the TRG Purchase Agreement. The liability was valued by a third party financial advisory firm based on management's best estimates of the projected financial results of TRG over the next four years. The Company adjusts the earn-out liability on a quarterly basis based on actual results. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company. TRG now operates under the name Cyber 360 Solutions (“Cyber 360”).

Recent Developments

On August 14, 2013, the Company executed a definitive stock purchase agreement by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI (the “NCSI Shareholders” and the stock purchase agreement, the “NCSI Purchase Agreement”). Pursuant to the NCSI Purchase Agreement, the Company will acquire from NCSI (the “NCSI Acquisition”) 100% of the issued and outstanding stock of Control Solutions International, Inc., a Florida corporation (“CSI”). Closing will be held within forty five (45) days from the date on which RBSM, LLP, the Company’s auditor, completes its audit of certain financial statements of NCSI and its wholly-owned subsidiary Canada Control Solutions International, Inc., a British Columbia company (“CCSI”). The aggregate consideration to be paid by the Company to the NCSI Shareholders for the NCSI Acquisition will be $409,000 plus (i) the 80% of the accounts receivable of CSI and CCSI that have not been outstanding for more than 90 days as of the closing date (the “Eligible Accounts Payment”) and (ii) an amount equal to the prepaid expenses and prepaid rent of the Company as of the closing date (the “Prepaid Expenses Payment” and together with the $409,000 and the Eligible Accounts Payment, the “NCSI Purchase Price”), payable as follows at the closing: (a) the Company will make cash payments to the NCSI Shareholders in an aggregate of $205,000 plus (i) the Eligible Accounts and (ii) the Prepaid Expenses Payment; and (b) the Company will pay the remaining $204,000 of the Purchase Price by issuing to the NCSI Shareholders 136,000 restricted shares of Common Stock of the Company at $1.50 per share. In addition to the NCSI Purchase Price, the Company will pay to the NCSI Shareholders performance based compensation in cash equal to 20% of the amount of NCSI’s and CCSI’s consolidated gross profit from the closing date through the end of the sixteenth (16th) quarter following the closing date (the “Earn Out Period”) not to exceed a total of $2,100,000. As a result of the NCSI Acquisition, NCSI will become a wholly-owned subsidiary of the Company. The purchase has not yet closed and there is no assurance that the Company will be able to close the transaction.

Limited Operating History

The Company has limited financial history and has only recently demonstrated that it will be able to expand its business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

There is limited historical financial information on which to base an evaluation of our performance. Through Staffing Alliance, we began to generate revenues in October 2012. We cannot guarantee we will be successful in our business operations. Among other risks, our business is subject to risks inherent in the establishment of a new business enterprise, including executing on our roll-up strategy, limited capital resources and possible cost overruns.

We will be seeking additional debt and equity financing in the future in order to obtain the capital required to implement our business plan. We have no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing, if received, will result in additional dilution to our existing shareholders.

Industry Background

The staffing industry is divided into three major segments: temporary help services, professional employer organizations and placement agencies. Temporary help services provide workers for limited periods, often to substitute for absent permanent workers or to help during periods of peak demand. These workers, who are employees of the temporary help agency, will generally fill clerical, technical, or industrial positions. Professional employer organizations (PEOs), sometimes known as employee leasing agencies, contract to provide workers to customers for specific functions, often related to human resource management. In many cases, customers’ employees are hired by a PEO and then leased back to the customer. Placement agencies, sometimes referred to as executive recruiters or headhunters, find workers to fill permanent positions at customer companies. These agencies may specialize in placing senior managers, midlevel managers, technical workers, or clerical and other support workers.

The Company considers itself to be a temporary staffing company within the broader staffing industry. However, the Company does conduct permanent placements at the request of existing clients.

Staffing companies identify potential employees through advertising and referrals, and the companies interview, test and counsel workers before sending them to the customer for approval. Pre-employment screening can include skills assessment, drug tests and criminal background checks. Most staffing agencies provide some sort of training, often involving data entry and basic computer skills. The personnel staffing industry has been radically changed by the Internet. Many employers list available positions with one or several Internet personnel sites like monster.com or jobs.com, and on their own site. Personnel agencies operate their own sites and often still work as intermediaries by helping employers accurately describe job openings and screening candidates who submit applications.

Job growth drives demand for the personnel staffing industry. The profitability of individual companies depends on good marketing and availability of qualified employees. Large companies enjoy economies of scale in marketing and back-office operations. Small companies can compete successfully by specializing in an industry or a job function.

To a great extent, clients follow the seasonal retail cycles but precede them by 2-3 months. What occurs are two distinct “peak” seasons which fall in August-October, preceding Halloween, Thanksgiving and Christmas. The second is April-May, preceding the summer season. Both provide extended spikes to the baseline revenue average of companies in the staffing sector.

Major end-use customers include businesses from a wide range of industries. Marketing involves direct sales presentations, referrals from existing clients and advertising. Agencies compete both for customers and workers. Depending on market supply and demand at any given time, agencies may allocate more resources either to finding potential employers or potential workers. Permanent placement agencies work either on a retainer or a contingency basis. Clients may retain an agency for a specific job search or on contract for a specific period. Temporary help services charge customers a fixed price per hour or a standard markup on prevailing hourly rates.

For many staffing companies, demand is lower late in the fourth calendar quarter and early in the first calendar quarter, partly because of holidays, and higher during the rest of the year. Staffing companies may have high receivables from customers. Temp agencies and PEOs must manage a high cash flow and may maintain high cash balances because they funnel payroll payments from employers.

Staffing companies are regulated by the US Department of Labor (DOL) and the Equal Employment Opportunity Commission (EEOC), and often by state authorities. At issue is the relationship between the agency and the temporary employees, or employee candidates. Many federal anti-discrimination rules regulate the type of information that employment firms can request from candidates or provide to customers about candidates. PEOs are often considered co-employers along with the client, but the PEO is responsible for employee wages, taxes and benefits. State regulation aims to ensure that PEOs provide the benefits they promise to workers.

Demand for personnel staffing services is strongest in areas with strong employment growth, and geographic location can determine an agency's success in attracting employees and employers. Customers generally prefer a staffing service that can provide workers for all of their office locations. Temporary employee candidates are often unwilling to relocate for a position.

The revenue of personnel agencies depends on the number of jobs they fill, which in turn depends on economic growth. During economic slowdowns, many client companies stop hiring altogether. Internet employment sites expand a companies' ability to find workers without the help of traditional agencies. Personnel agencies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing the use of sophisticated, automated job description and candidate screening tools could make many traditional functions of personnel agencies obsolete. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing agency.

To avoid large placement agency fees, big companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge a fee based on a percentage of the first year's salary of a new worker, companies with many jobs to fill have a large financial incentive to avoid agencies.

Many personnel agencies are small and may depend heavily on a few big customers for a large portion of revenue. Large customers may lead to increased revenues, but also expose agencies to higher risks. When major accounts experience financial hardships, and have less need for temporary employment services, agencies stand to lose large portions of revenue.

The loss of a staff member who handles a large volume of business can result in a large loss of revenue for an agency. Individual staff members, rather than the agency itself, usually develop strong relationships with customers. Staff members who move to another agency are often able to move customers with them.

Some of the best opportunities for temporary employment are in industries traditionally active in seasonal cycles, such as construction, wholesale and retail. However, seasonal demand for workers creates cash flow fluctuations throughout the year. Cash flow imbalances also occur because agencies must pay workers even though they haven't been paid by customers.

Many personnel firms have been accused of employment discrimination based on age, race, religion, or sex. Age discrimination is the fastest-growing type of employment charge filed with the US EEOC. Allegations of discrimination by temporary workers results in high insurance costs for staffing agencies.

Because worker leasing and the large-scale use of temporary workers are relatively new phenomena, federal and state labor laws do not directly address many of the issues these employer-employee relationships create. However, because clients have used PEOs to evade labor laws in the past, regulations are being tightened. PEOs are regulated in an increasing number of states, including Florida and Texas, where a significant number operate.

Trends in the Staffing Business

Startup costs for a personnel agency are very low. Individual offices can be highly profitable, but consolidation is driven mainly by the opportunity for large agencies to develop national relationships with big customers. Some agencies expand by starting new offices in promising markets, but most prefer to buy existing independent offices with proven staff and an existing customer roster.

Temporary workers are becoming such a large factor at some companies that personnel agency staff sometimes work at the customer's site to recruit, train, and manage. Agencies try to match the best qualified employees for the customer's needs, but often provide additional training specific to that company, such as instruction in the use of proprietary software.

Some personnel consulting firms and human resource departments are increasingly using psychological tests to evaluate potential job candidates. Psychological, or liability, testing has gained popularity due to fraud scandals. In addition to stiffer background checks, headhunters check the credit of prospective employees.

We believe the trends of outsourcing entire departments and dependence on temporary and leased workers will expand opportunities for personnel agencies. Taking advantage of their expertise in assessing worker capabilities, some agencies manage clients’ entire human resource functions. Human resources outsourcing (HRO) may include management of payroll, tax filings, and benefit administration services. HRO may also include recruitment process outsourcing (RPO), where an agency manages all recruitment activities for a client.

New online technology is improving staffing efficiency. For example, some online applications coordinate workflow for staffing agencies, their clients and temporary workers, and allow agencies and customers to share work order requests, submit and track candidates, approve timesheets and expenses, and run reports. Interaction between candidates and potential employers is increasingly being handled online.

Initially viewed as rivals, some Internet job-search companies and traditional employment agencies are now collaborating. While some Internet sites do not allow agencies to use their services to post jobs or look through resumes, others find that agencies are their biggest customers, earning the sites a large percentage of their revenue. Some staffing companies contract to help client employers find workers online.

Material Agreements

Villard Advisory Agreement

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. The parties agreed that from July 1, 2012 until June 30, 2013, the Mr. Villard would perform advisory services for the Company, as well as serving as member of our board of directors. Mr. Villard will devote, on a non-exclusive basis, the necessary time, energy and efforts to our business and to use his best efforts and abilities to faithfully and diligently promote our business interests. The Company will pay Mr. Villard $45,000, consisting of: (i) $22,500 of shares of our common stock to be issued equally on a monthly basis pursuant to the terms of the agreement (based on the value equal to 50% of the per share price of the common stock sold in the PIPE financing), and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the agreement.

Chord Advisors Agreement

On February 15, 2013, the Company entered into an advisory agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. Our former Chief Financial Officer, David Horin, is the President of Chord. The Agreement may be terminated at any time by either party. The Chord Agreement was subsequently terminated on April 15, 2013.

Grandview Advisory Agreement

On February 15, 2013, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”) pursuant to which Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

The Grandview Advisory Agreement requires that the Company pay Grandview $10,000 per month for a period of 18 months, increasing to $15,000 per month following the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company will further compensate Grandview as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to have the Company provide financing to, (debt or equity) or acquire the stock or assets of, such business. Grandview will receive a fee between one percent (1%) and ten percent (10%) of the total transaction, depending on the transaction value, as set forth more particularly in the Grandview Advisory Agreement.

Peter Goldstein, the current Chairman of the Board of Directors, Principal Financial Officer and Treasurer of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview Capital Partners, Inc.

Trilogy Capital Partners Agreement

On February 15, 2013, the Company entered into an agreement (the “Trilogy Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”). Pursuant to the Trilogy Agreement, Trilogy will provide the Company primarily with the development and implementation of an investor awareness program designed to create financial market and investor awareness for the Company. The Company will pay Trilogy $5,000 per month for a period of 18 months. The Company’s President, Alfonso J. Cervantes is the majority owner of Trilogy.

Pylon Agreement

On February 14, 2013, the Company entered into a services agreement (the “Pylon Agreement”) with Pylon Management, Inc. (“Pylon”), pursuant to which Pylon will, for a period of eighteen (18) months, provide the Company primarily with assistance and advice in identifying a potential merger or acquisition target and integrating such acquired business into the Company.

Pursuant to the Pylon Agreement, for any M&A transaction, as defined in the Pylon Agreement, Pylon will receive a fee between three percent (3%) and five percent (5%) of the transaction value, as defined in the Pylon Agreement. Pylon will also receive equity compensation in the amount of two percent (2%) of the outstanding Common Stock on the date of the first such transaction, and one percent (1%) of the outstanding Common Stock on the date of the second such transaction. All shares of Common Stock issued under the Pylon Agreement will have “piggyback” registration rights. The Company will also pay Pylon $30,000 in accrued fees, as well as 2% of the Net Sales of the Company, provided that such fee shall be reduced to 1.5% of Net Sales once the Company achieves Net Sales of at least $1,000,000 per month. “Net Sales” means, for any period, the aggregate gross amounts invoiced for services of the Company less any good faith estimates of deductions to the extent specifically relating to sales and normal and customary services of the nature provided by the Company, including without limitation, customary discounts, commissions and credits; taxes applied to services rendered; and allowance for bad debt. The Pylon Agreement may be terminated by either party upon ninety (90) days written notice. The Company is currently re-negotiating the terms and structure of the Pylon Agreement. The Company will file a revised Pylon Agreement, if any, with the SEC as practicable.

During the fiscal year ended 2013, the Company issued Pylon 175,734 shares of the Company’s Common Stock in connection with the TRG Acquisition.

Joshua Capital Agreement

On February 15, 2013, the Company entered into an advisory agreement (the “Joshua Capital Agreement”) with Joshua Capital, LLC (“Joshua Capital”). Pursuant to the Joshua Capital Agreement, Joshua Capital will provide the Company primarily with advisory and consulting services in connection with the Company’s business operations. The Company will pay Joshua Capital $10,000 per month for a period of 18 months, increasing to $15,000 per month upon the completion of the first acquisition of a temporary staffing company by the Company and a contemporaneous financing. The Joshua Capital Agreement may be terminated by the Company for cause, as defined therein.

Intellectual Property

None.

Competition

The staffing industry is characterized by a large number of competing companies in a fragmented sector. Major competitors also exist across the sector, but as the industry affords low barriers to entry, new entrants are constantly introduced to the marketplace.

The top layer of competitors are large corporate staffing and employment companies which have revenues of $75 million or more. The next (middle) layer of the competition consists of medium-sized entities with revenues of $1 million or more. The largest portion of the marketplace is the bottom rung of this competitive landscape consisting of small individual-sized or family-run operations. As barriers to entry are low, sole proprietors, partnerships and small entities routinely enter the industry.

Employees

We currently employ fourteen full-time employees. Three of our employees are employed in general or administrative functions at our headquarters in New York, New York. The remaining eleven of our employees, all of whom worked for TRG prior to our acquisition of TRG, are employed in our Massachusetts office. This does not include persons that we place with third party employers.

Facilities

The Company currently leases three facilities: our corporate headquarters in New York, an office in Massachusetts and a corporate apartment in New York. Our corporate headquarters are located at 641 Lexington Avenue, Suite 1526, New York, NY 10022. We lease our headquarters on a month to month basis. Our Massachusetts office space is located at 607 North Ave, Wakefield, MA 01880. Our Massachusetts office space is a tenancy at will and may be terminated by either the Company or the landlord with ninety days notice. Our corporate apartment is located at 117 East 57th Street, New York, NY 10022. We lease our corporate apartment for a term of one year.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company currently leases three facilities: our corporate headquarters in New York, an office in Massachusetts and a corporate apartment in New York. Our corporate headquarters are located at 641 Lexington Avenue, Suite 1526, New York, NY 10022. We lease our headquarters on a month to month basis. Our Massachusetts office space is located at 607 North Ave, Wakefield, MA 01880. Our Massachusetts office space is a tenancy at will and may be terminated by either the Company or the landlord with ninety days notice. Our corporate apartment is located at 117 East 57th Street, New York, NY 10022. We lease our corporate apartment for a term of one year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information

The Company's common stock is traded on the OTCBB tier of the over-the-counter securities market run by FINRA, as well as OTCQB run by OTC Markets, under the symbol “STAF”. The Company’s common stock began trading on the OTCBB on February 15, 2013 although there has not been a lot of trading volume to date. The following table sets forth the high and low bid information for the period since the Company’s common stock began trading:

Quarters Ended February 28, 2013 and May 31, 2013	High	Low
February 15, 2013 — February 28, 2013	$1.50	$0.75
February 28, 2013 — May 31, 2013	$2.25	$1.25

As of August 30, 2013, the Company’s common stock was trading at $1.80.

Holders of Common Stock

We have 68 record holders of our common stock as of September 10, 2013.

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that have been disclosed by the Company in quarterly reports on Form 10-Q or current reports on Form 8-K, the Company has not recently sold any unregistered securities.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company, at the current time, has no stock option plan or any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Staffing 360 was incorporated in the State of Nevada on December 22, 2009, with the name “Golden Fork Corporation”. On March 16, 2012, the Company filed the Amendment to change its name from “Golden Fork Corporation” to “Staffing 360 Solutions, Inc.”

On February 15, 2012, TRIG Capital Group, an affiliate of the Company, executed a IDC LOI to acquire IDC. On February 21, 2012, TRIG Capital Group assigned the IDC LOI to the Company.

In March 2012, the Company commenced its operations in the international staffing sector pursuant to a consolidation business model.

On July 31, 2012, the Company formed Staffing Alliance. In September 2012, Staffing Alliance commenced operations and in October 2012, we began generating revenues. Staffing Alliance is a wholly-owned subsidiary of the Company. Currently, Staffing Alliance provides temporary staffing solutions to 4 customers and payroll processing services to one customer.

On February 11, 2013, the Company negotiated and entered into the New IDC LOI with IDC. As of the date hereof, we have been unable to finalize a definitive stock purchase agreement with IDC and there is no assurance that we will be able to close this transaction.

On April 26, 2013, the Company consummated the TRG Acquisition, pursuant to the TRG Purchase Agreement dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (see note 7).

Limited Operating History

We intend to acquire domestic and international staffing companies. To date, we operate two entities, Staffing Alliance and Cyber 360 and have been negotiating for other potential acquisitions. We began generating revenues in October 2012. We have generated only minimal revenue to date from these entities and have not demonstrated that we will be able to expand our business. Our business plan is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods and cost overruns.

From inception to May 31, 2013, we raised $2,931,027 in the form of convertible notes payable, related party notes, accounts receivable financing and through the sale of common stock. We will be seeking additional financing in the future in order to obtain the capital required to implement our business plan and purchase and operate staffing companies. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we will be unable to continue, develop or expand our operations. Equity financing will result in additional dilution to our existing shareholders.

Results of Operations

For the year ended May 31, 2013 as compared to the year ended May 31, 2012

The following table sets forth the results of our operations for the years ended May 31, 2013 and 2012 indicated as a percentage of net revenues:

	Years Ended May 31,
	2013		2012
	Dollars	Percentage	Dollars	Percentage
Service revenues	$647,731	100.0%	$-	*
Direct cost of services	448,507	69%	-	*
Gross profit	199,224	31%	-	*
Operating expenses	2,632,924	406%	241,838	*
Loss from operations	(2,433,700)	367%	(241,838)	*
Other expenses	(971,482)	150%	(3,043)	*
Loss before provision for income taxes	(3,405,182)	526%	(244,881)	*
Provision for income taxes	-	-%	-	*
Net loss	$(3,405,182)	526%	(244,881)	*

* The Company did not generate any revenues for the year ended May 31, 2012

Service revenues

We began to generate revenues in October 2012. As of May 31, 2013, the Company had two entities – Staffing Alliance and Cyber 360. Staffing Alliance provides temporary staffing and payroll processing services. Payroll services are performed for which the Company handles basic HR functions, weekly payroll, direct deposit, W-2’s and workers’ compensation insurance. Temp staff services include assistance in sourcing and recruitment strategy. Staffing Alliance revenues are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Gross billings for the year ended May 31, 2013 totaled $1,255,827. Staffing Alliance reduced its the gross billings by $1,083,603 for employee payroll costs representing wages and associated payroll expenses (taxes, unemployment, workers compensation) paid to employees and tax authorities on behalf of clients for which the Company provides payroll processing services. For the year ended May 31, 2013, Staffing Alliance had net revenues of $172,225. Cyber 360 primarily provides IT and information security temporary staffing services for an array of large institutions. They also provide permanent placement, consulting to permanent placement and consulting. Contingent staffing and consulting revenues are recognized when the services are rendered by the Company’s contingent employees and consultants. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits.

Permanent placement staffing revenues are recognized when employment candidates typically start their first day of work. The Company offers a 30/60/90 day guarantee. If the employee is terminated or leaves voluntarily during this period, a pro-rated refund is provided. The Company has a substantial history of estimating the effect of permanent placement candidates who do not remain with its client through the guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation.

Cyber 360 was acquired on April 26, 2013 and has only generated revenues for approximately five weeks. For the year ended May 31, 2013, Cyber 360 had revenues of $475,506. For the year ended May 31, 2013, we had revenues of $641,731 compared to $0 for the year ended May 31, 2012.

Direct cost of services

Cost of revenues includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the years ended May 31, 2013 and 2012, cost of revenues was $448,507 and $0 respectively.

Gross profit and gross margin

Our gross profit for the years ended May 31, 2013 and 2012 was $199,224 and $0, respectively, representing gross margin of 31% and 0% respectively.

Operating expenses

For the year ended May 31, 2013, operating expenses amounted to $2,632,924 as compared to $241,838 for the year ended May 31, 2012, an increase of $2,391,086 or 989%. For the years ended May 31, 2013 and 2012, operating expenses consisted of the following:

	Years Ended May 31,
	2013	2012
General and administrative	$319,075	$12,960
Compensation	368,547	37,008
Consulting fees – related parties	476,129	109,500
Amortization of intangible	20,828	-
Depreciation	1,924	-
Professional fees	1,446,421	82,370
Total operating expenses	$2,632,924	$241,838

For the year ended May 31, 2013, the increase in our operating expenses as compared to the year ended May 31, 2012 was primarily attributable to:

☐	An increase of $306,115 in general and administrative expenses for the year ended May 31, 2013 as compared to the year ended May 31, 2012. The increase is primarily attributable to the implementation of the Company’s business plan as well as office expenses related to the Company’s subsidiaries which did not exist in 2012.

☐	An increase in compensation of $331,539. In February 2012, the Company hired its chief executive officer pursuant to an employment agreement. In 2013, the Company hired the president of the Company as well as the Company’s chief financial officer and two senior vice presidents. In addition the increase in compensation also relates to the compensation of the 11 employees working for the Company’s subsidiaries.

☐	An increase in consulting fees to related parties incurred for administrative overhead services and business development services of $366,629. The increase is primarily attributable to the implementation of the Company’s business plan specifically researching and adding potential target acquisitions as well as implementing the Company’s plan relating to its existing subsidiaries.
☐	The Company’s intangible asset which has been deemed Contractual and Non Contractual Customer Relationships is being amortized over the estimated life of the asset of four years. The intangible asset is related to the acquisition of Cyber 360 on April 26, 2013. The amortization of the intangible was calculated for only one month during the fiscal year ended May 31, 2013. As of May 31, 2013 and 2012 the Company recognized amortization expense of $20,828 and $0, respectively.
☐	An increase of $1,924 in depreciation expense. The increase relates to the fixed assets of the Company’s subsidiary, Cyber 360. The Company acquired Cyber 360 in late April 2013 and the depreciation represents roughly one month of depreciation expense.
☐	An increase of $1,364,051 in professional fees in the year ended May 31, 2013 as compared to the year ended May 31, 2012. The increase primarily relates to increases in accounting, consulting and legal fees relating to the implementation of the Company’s business plan specifically due diligence (legal and accounting) of potential acquisition targets. The increase also relates to the professional fees relating to public companies (accounting, auditing, legal, transfer agent, filing fees).

Other Expenses

For the year ended May 31, 2013, we incurred interest expense of $79,363 relating to interest from convertible notes payables. Interest expense related to debt of $931,266 relates to the beneficial conversion relating to $1,125,000 in convertible notes payable converted at a 50% discount on May 31, 2013. The gain on settlement of debt relates to an adjustment to consulting fees of $40,000 agreed by the Company and the consultant.

Net Loss

As a result of the factors described above, our net losses for the year ended May 31, 2013 and 2012 were $3,405,182 and $244,881, respectively, or a net loss per common share of $0.43 and $0.03 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our promissory notes, the sale of the Company’s common stock through private offerings and from advances from our majority shareholders/officers/directors.

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. In April 2013, Cyber 360 commenced operations and began generating revenues. Since the Company has incurred losses and currently has negative working capital these consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of May 31, 2013, the Company has a working capital deficiency of $803,936, and has an accumulated deficit of $3,669,742, and for the year ended May 31, 2013 has a net loss and net cash used in operations of $3,405,182 and $1,423,484, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirement and for the payment of compensation and benefits and consulting fees to related parties. All funds received have been expended in the furtherance of growing the business and implementing our business plan. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	An increase in working capital requirements to finance targeted acquisitions,
☐	Addition of administrative and sales personnel as the business grows,
☐	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enters new markets,
☐	The cost of being a public company, and
☐	Capital expenditures to add technologies.

In October 2012, we began to generate revenues. At May 31, 2013, we had cash of $262,822. We have funded our operations as follows:

☐	During the period from March 2012 through November 2012, we entered into Note Purchase Agreements with various investors in the aggregate principal amount of $425,000. The Notes bear interest at the rate of 12% per annum. On January 17, 2013, the Company closed a financing, by entering into a Note Purchase Agreement with an investor whereby the Company sold to the Holder a certain Promissory Note for the principal amount of $750,000.The Promissory Note accrues interest at a rate of 12% per annum.
☐	During the year ended May 31, 2013, we entered into note agreements with various shareholders/directors/officers of the Company in the aggregate amount of $56,500. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.
☐	During the year ended May 31, 2013, we entered into an agreement under which we borrow money against open accounts receivable. Under this accounts receivable financing arrangement, the Company receives an advance of 90% of the face value of an eligible receivable. Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company. The borrowings carry interest at a rate of .025% per day (9% per annum). At May 31, 2013, $259,326 was recorded (including interest) to the accounts receivable financing liability.

☐

During the year ended May 31, 2013, the Company completed a closing of a private offering of Units with certain accredited investors for total gross proceeds of $1,050,000. Pursuant to a subscription agreement with the Purchasers, the Company issued to the Purchasers units consisting of (i) 27,778 shares of common stock and (ii) a three year warrant to purchase 13,889 shares of Common Stock at an exercise price of $1.80 per Share, for a purchase price of $25,000 per Unit. In total, the Company sold 42 units totaling 1,166,676 common shares and 583,338 warrants.

In addition, the Company raised $350,000 relating to a second private offering. At May 31, 2013 the second offering was still open. The terms of the second offering mirror the first offering.

We must raise approximately $2,500,000 to implement our business plan in order to pursue the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries and for working capital. This does not include payments for closing certain acquisitions that we have entered into agreements and/or term sheets with, none of which may ultimately close. Currently, we are unable to generate significant cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Currently, we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our current state of operations, we will incur additional operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Operating activities

For the year ended May 31, 2013, net cash used in operations of $1,423,484 was primarily attributable to the net loss of $3,405,182 offset by adjustments totaling $1,981,698, which primarily relates to increase in accounts receivable of $528,997, decrease in prepaid expenses of $18,452, net increase in accounts payable – related parties, accounts payable and accrued expenses of $1,119,262, non-cash adjustments of $22,752 of depreciation and amortization, share based compensation totaling $458,963 and discount related to debt of $931,266. Cash used in operations of $267,534 in 2012 was primarily attributable to the net loss of $244,881 offset by adjustments totaling $(27,899), which primarily relates to an increase in accounts payable – related parties, accounts payable and accrued expenses of $24,899, an increase in prepaid expenses of $54,552, and non-cash adjustments of $4,000 relating to donated services and rent expense.

Investing activities

For the year ended May 31, 2013, net cash flows used in investing activities was $907,287 and was attributable to the cash portion relating to the acquisition of Cyber 360 on April 26, 2013. For the year ended May 31, 2012, the Company did not record any investing activities.

Financing activities

For the year ended May 31, 2013, net cash flows provided by financing activities totaled $2,574,726 and was attributable to proceeds from convertible notes payable of $925,000, cash received from related parties notes of $56,500 offset by the repayment of related parties notes of $66,100, proceeds of $259,326 relating to accounts receivable financing and $1,400,000 relating to proceeds from the sale of common stock. For the year ended May 31, 2012, net cash flows provided by financing activities totaled $286,401 and was attributable to proceeds from convertible notes payable of $250,000, cash received from related parties notes of $13,201 offset by the repayment of related parties notes of $3,800, and $27,000 relating to proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 1 to our financial statements for the year ended May 31, 2013 contained herein. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Staffing 360 Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. (the “Company”) as of May 31, 2013 and May 31, 2012, and the related consolidated statements of operations , stockholders' equity (deficit) and cash flows the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Staffing 360° Solutions, Inc. as of May 31, 2013 and May 31, 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained substantial net losses and accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY
September 13, 2013

STAFFING 360 SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$262,822	$18,867
Accounts receivable	528,997	-
Prepaid expenses and other current assets	52,378	54,552
Total Current Assets	844,197	73,419

Property and equipment, net of accumulated depreciation	29,680	-
Intangible, net	978,901	-
Goodwill	1,467,719	-
Total Assets	$3,320,497	$73,419

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$596,645	$23,303
Accounts payable - related parties	261,590	2,104
Accrued expenses	182,572	2,492
Accounts receivable financing	259,326	-
Earnout liability - short term	298,000	-
Notes payable - related parties	-	9,600
Convertible notes payable	50,000	250,000
Total Current Liabilities	1,648,133	287,499

Earnout liability - long term	894,000	-
Total Liabilities	2,542,133	287,499

Commitments and contingencies (see note 7)

Stockholders' Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of May 31, 2013 and 2012	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized; 12,288,138 shares and 7,620,000 shares issued and outstanding as of May 31, 2013 and 2012	123	76
Common stock to be issued	527,789	-
Additional paid in capital	3,920,194	50,404
Accumulated deficit	(3,669,742)	(264,560)
Total Stockholders' Equity (Deficit)	778,364	(214,080)
Total Liabilities and Stockholders' Equity (Deficit)	$3,320,497	$73,419

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2013	2012

Service revenues (gross billings of $1,731,334 and $0 less employee payroll costs of $1,083,603 and $0, respectively)	$647,731	$-

Direct cost of services	448,507	-

Gross Profit	199,224	-

Operating Expenses:
General and administrative	319,075	12,960
Compensation	368,547	37,008
Consulting fees - related parties	476,129	109,500
Amortization of intangible	20,828	-
Depreciation	1,924	-
Professional fees	1,446,421	82,370
Total operating expenses	2,632,924	241,838

Loss From Operations	(2,433,700)	(241,838)

Other Expenses (Income):
Interest expense	79,363	2,975
Interest expense - related party	853	68
Interest expense related to debt conversion	931,266	-
Gain on settlement of debt	(40,000)	-
Loss before provision for income tax	(3,405,182)	(244,881)

Provision for income taxes	-	-
Net loss	$(3,405,182)	$(244,881)

Loss per share - basic and diluted	$(0.43)	$(0.03)

Weighted average shares outstanding - basic and diluted	7,835,453	7,455,781

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Common Stock to be	Additional Paid In	Accumulated	Total Stockholders
	Shares	Par Value	Shares	Par Value	Issued	Capital	Deficit	Equity (Deficit)
Balance May 31, 2011	-	$-	6,000,000	$60	$-	$8,940	$(19,679)	$(10,679)

Issuance of common stock for cash			1,620,000	16	-	26,984		27,000
Donated services and rent						4,000		4,000
Debt forgiven by director						10,480		10,480
Net loss	-	-	-	-	-	-	(244,881)	(244,881)
Balance May 31, 2012	-	-	7,620,000	76	-	50,404	(264,560)	(214,080)

Common stock issued pursuant to subscription agreement			1,166,676	12		1,049,988		1,050,000
Common stock issued pursuant to conversion of convertible notes payable			2,500,000	25		1,124,975		1,125,000
Common stock issued for accrued interest			160,759	1		72,341		72,342
Common stock issued for acquisition			512,569	5		410,050		410,055
Common stock issued to consultant pursuant to agreement			175,734	2		140,585		140,587
Common stock issued to officer pursuant to agreement			152,400	2		140,585		140,587
Beneficial conversion feature pursuant to issuance of convertible notes payable						931,266		931,266
Common stock to be issued					527,789	-		527,789
Net loss	-	-	-	-	-	-	(3,405,182)	(3,405,182)
Balance May 31, 2013	-	$-	12,288,138	$123	$527,789	$3,920,194	$(3,669,742)	$778,364

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,405,182)	$(244,881)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Donated services and rent expense	-	4,000
Depreciation	1,924	-
Amortization of intangible	20,828	-
Interest expense related to debt conversion	931,266	-
Gain on settlement of debt	(40,000)	-
Shares issued to officer in exchange for services	140,587	-
Shares issued to consultant in exchange for services	140,587	-
Shares to be issued to consultants in exchange for services	177,789	-
Changes in operating assets and liabilities:
Accounts receivable	(528,997)	-
Prepaid expenses	18,452	(54,552)
Accounts payable	679,695	23,303
Accounts payable - related parties	259,487	2,104
Accrued expenses	180,080	2,492

NET CASH USED IN OPERATING ACTIVITIES	(1,423,484)	(267,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash portion of acquisition of subsidiary	(907,287)	-
NET CASH USED IN INVESTING ACTIVITIES	(907,287)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes payable	925,000	250,000
Proceeds from notes payable - related parties	56,500	13,201
Repayment of related parties notes payable	(66,100)	(3,800)
Proceeds from accounts receivable financing	259,326	-
Proceeds from private placement	1,400,000	27,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,574,726	286,401

NET INCREASE IN CASH	243,955	18,867

CASH - beginning of year	18,867	-

CASH - end of year	$262,822	$18,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,530	$484
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Debt forgiveness	$-	$2,801
Intangible asset	$(999,729)	$-
Goodwill	$(1,467,719)	$-
Common stock issued in connection with purchase of subsidiary	$410,055	$-
Assets acquired from purchase of subsidiary	$(47,882)	$-
Liabilities assumed from purchase of subsidiary	$5,986	$-
Earnout liability	$1,192,000	$-
Common stock issued as a result of debt conversion	$(1,125,000)	$-
Common stock issued for accrued interest	$(72,342)	$-

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 1 – ORGANIZATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of business

Staffing 360 Solutions, Inc. was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”).

On February 17, 2012, Alida Heyer (the “Seller”), the holder of 78.7% of the voting rights, of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TRIG Special Purpose 1, LLC, a Nevada Corporation, (“TRIG”) to sell to TRIG 2,000,000 shares (the “Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”). The Shares represented all of the outstanding shares held by the Seller. Pursuant to the Stock Purchase Agreement, TRIG paid the Seller $240,000 for the Shares in a private transaction. As a result of the transaction, the Company became a 78.7% owned subsidiary of TRIG (the “Change of Control”).

On March 16, 2012, Golden Fork filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from Golden Fork to Staffing 360 Solutions, Inc. (“Staffing 360” or the “Company”). Upon filing of the Amendment, the Company began its operations in the international staffing sector.

On April 13, 2012, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effect its name change (as contemplated by the Amendment) and to change its trading symbol from “GDNF” to STAF”. Simultaneously therewith, the Company received approval to conduct a forward split of its issued and outstanding shares of Common Stock at a ratio of one for three (the “Forward Split”). Following the Forward Split, the Company’s issued and outstanding shares of Common Stock increased from 2,540,000 to 7,620,000.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly-owned subsidiary, incorporated in the State of Nevada for the purpose of exploring business prospects in the staffing sector. In September 2012, Staffing Alliance began operations and provides trained employees to companies who work in word processing, data entry, administrative support staff and other areas.

On April 26, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of The Revolution Group, Ltd. (“TRG”), pursuant to a Stock Purchase Agreement dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG . The aggregate consideration paid by the Company to the TRG Shareholders for the acquisition was $2,509,342 (the “Purchase Price”), payable as follows: (i) at the closing the Company made cash payments to the TRG Shareholders in an aggregate of $907,287; at the Closing, the Company paid $410,055 of the Purchase Price by issuing to the TRG shareholders 512,569 restricted shares of the Company’s Common Stock valued at a price of $0.80 per share. In addition, the Company will pay to the TRG shareholders performance based compensation in cash equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter (the “Earn Out Period”) not to exceed a total of $1,500,000: (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period. At May 31, 2013, the Company estimates the performance based compensation was $1,192,000. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (“Cyber Solutions”) (see note 8).

Staffing 360 is an emerging company in the international staffing sector that intends to acquire high-growth domestic and international staffing agencies. As part of its targeted consolidation model, Staffing 360 is pursuing broad spectrum staffing companies in the IT, financial, accounting, healthcare and cyber security industries.

Going concern

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. In April 2013, Cyber 360 Solutions commenced operations and began generating revenues. Since the Company has incurred losses and currently has negative working capital, these consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of May 31, 2013, the Company has a working capital deficiency of $803,936, and has an accumulated deficit of $3,669,742, and for the year ended May 31, 2013 has a net loss and net cash used in operations of $3,405,182 and $1,423,484, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions are eliminated.

Basis of Accounting

These consolidated financial statements have been prepared using the basis of accounting generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.

Use of estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates for the years ended May 31, 2013 and 2012 include the valuation of deferred tax assets.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at May 31, 2013 or 2012.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At May 31, 2013, the Company did not have any allowance for doubtful accounts.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of May 31, 2013 and 2012, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Fair Value of financial instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2013 or 2012, with the exception of its convertible notes payable (see note 3) and its earn out liability (see note 8).

Cash is considered to be highly liquid and easily tradable as of May 31, 2013 and 2012 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Revenue recognition

Staffing 360, Alliance, Inc – The Company accounts for its revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations.  Our revenues are derived from our gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.  The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.  Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.  Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our Consolidated Balance Sheets.

In determining the pricing of the markup component of the gross billings, we take into consideration our estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin.  As a result, our operating results are significantly impacted by our ability to accurately estimate, control and manage our direct costs relative to the revenues derived from the markup component of our gross billings.

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees.  Our direct costs associated with our revenue generating activities are primarily comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

Cyber 360 Solutions - The Company derives its revenues from three segments: contingent staffing, permanent placement staffing, and consulting. The Company recognizes revenue in accordance with ASC Topic 605-45 “Revenue Recognition – Principal Agent Considerations.” The Company records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that the gross reporting is appropriate because the Company (i) has the duty of identifying and hiring qualified employees, (ii) uses its judgment to select the employees and establish their price, and (iii) bears the risk for services that are not fully paid by the customers. Pursuant to the guidance of ASC 605, the Company recognizes revenue when an arrangement exists, services have been rendered, the purchase price is fixed or determinable and collectability is reasonable assured.

Contingent staffing and consulting – Contingent staffing and consulting revenues are recognized when the services are rendered by the Company’s contingent employees and consultants. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits.

Permanent placement staffing revenues – Permanent placement staffing revenues are recognized when employment candidates typically start their first day of work. The Company offers a 30/60/90 day guarantee. If the employee is terminated or leaves voluntarily during this period, a pro-rated refund is provided. The Company has a substantial history of estimating the effect of permanent placement candidates who do not remain with its client through the guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share". Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method). Such securities, shown below, presented on a common share equivalent basis and outstanding as of May 31, 2013 and 2012 have been excluded from the per share computations:

	For the Year Ended
	May 31,
	2013	2012
Convertible notes issued	120,609	555,556
Warrants	583,338	-
Total	703,947	555,556

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computers	4 Years
Office Equipment	7 Years
Furniture and Fixtures	7 Years
Leasehold Improvements	7 Years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the life of the lease or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. An impairment was not necessary as of May 31, 2013.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Intangible Asset

In connection with the acquisition of TRG (see Note 8), the Company identified and recognized an intangible asset of $999,729 representing contractual and non contractual customer relationships. The asset is being amortized over the estimated life of four years. TRG customer relationships were valued using the replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on actual selling costs incurred and allocated to new customer generation over the preceding four years. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. The Intangible Asset balance, net of accumulated amortization, at May 31, 2013 is $978,901.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

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

NOTE 2 - PROPERTY and EQUIPMENT

Property and equipment consists of the following:

	May 31,	May 31,
	2013	2012

Computer software	$5,075	$-
Office equipment	9,146	-
Furniture and fixtures	11,937	-
Leasehold improvements	5,446	-
Total Cost	31,604	-
Accumulated depreciation	(1,924)	-
Total	$29,680	$-

Depreciation expense for the years ended May 31, 2013 and 2012 was $1,924 and $0, respectively.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

At May 31, 2013 and 2012, convertible debentures consisted of the following:

	May 31,	May 31,
	2013	2012

Convertible notes payable	$50,000	$250,000

Pursuant to the Note Agreements, on March 5, 2012, May 4, 2012, August 13, 2012, August 20, 2012, September 14, 2012 and October 4, 2012, the Company issued Notes in the principal amount of $50,000, $200,000 and $70,000, $30,000, $50,000 and $25,000 (the “Notes”), respectively. The Notes bear interest at the rate of 12% per annum and were due on February 20, 2013. Note holders totaling $375,000 extended their maturity dates to July 20, 2013 and one note holder totaling $50,000 extended the maturity date to June 15, 2013. Interest accrued and was payable on the last day of every fiscal quarter commencing on the first calendar quarter subsequent to the respective Note date and ending on the Maturity Date. The Company did not have the right to prepay these notes. On May 31, 2013, the Company converted a total of $375,000 of principal and $39,054 of accrued interest by delivering to the holders shares of common stock of the Company at a price equal to 50% of the securities sold in the private offering (“the PIPE financing”) which closed on April 19, 2013. The unit price of the securities sold in the PIPE totaled $0.90. In total the Company issued 920,120 shares (833,333 relating to principal and 86,787 relating to accrued interest).

On January 17, 2013, the Company closed a financing, by entering into a Note Purchase Agreement with an investor whereby the Company sold to the Holder a certain Promissory Note for the principal amount of $750,000.

The Promissory Note accrued interest at a rate of 12% per annum on the aggregate principal amount, payable on July 20, 2013 (the “Maturity Date”). If the Payment Date occurred prior to the Maturity Date, the Promissory Note was subject to a mandatory conversion into shares of the Company’s common stock, par value $0.00001 per share on the later of the date on which the Company: (i) acquired an operating company in the Staffing industry, or (ii) closed the issuance and sale of equity securities in connection with the Target Acquisition. The shares of Common Stock issuable upon conversion of the Promissory Note equaled: (i) the principal amount of the Promissory Note and the accrued interest thereon divided by (ii) 50% of the per share price at which shares were sold in the PIPE Financing. On May 31, 2013, the Company converted a total of $750,000 of principal and $33,288 of accrued interest by delivering to the holders shares of common stock of the Company at a price equal to 50% of the securities sold in the private offering (“the PIPE financing”) which closed on April 19, 2013. The unit price of the securities sold in the PIPE totaled $0.90. In total the Company issued 1,740,639 shares (1,666,667 relating to principal and 73,972 relating to accrued interest).

Since the convertible notes included an embedded conversion feature, management evaluated this feature to determine whether it met the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Note holders shall have the option to exchange all or a portion of the face amount of the Notes, plus any accrued and unpaid interest thereon, into the applicable dollar amount of any other securities issued by the Company in connection with the subsequent financing, at a conversion price equal to 50% of the subsequent financing offering price. In accordance with ASC 470-20, which deals with instruments containing a fixed percentage conversion feature dependent on a future event, the Company recorded interest relating to the debt conversion totaling $931,266, which was fully expensed at May 31, 2013.

For the years ended May 31, 2013 and 2012, interest expense related to the convertible notes amounted to $78,671 and $2,975, respectively, and the Company made payments on interest due of $4,530 and $484 during the years ended May 31, 2013 and 2012, respectively. At May 31, 2013 and 2012, aggregate principal due pursuant to the Note Agreements amounted to $50,000 and $250,000. The carrying amounts of these liabilities at May 31, 2013 and 2012 approximate their respective fair value based on the Company’s incremental borrowing rate. Additionally, as of May 31, 2013 and 2012, accrued and unpaid interest under the convertible notes amounted to $4,274 and $2,491, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes payable – related parties

During the year ended May 31, 2013, the Company entered into various note agreements with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company majority owned by the Company’s president and director in the aggregate amount of $17,000. These notes were unsecured, bear interest at 5.0% and were due one year from the respective note date. During the year ended May 31, 2013, the Company repaid an aggregate amount of $17,302 to Trilogy Capital, which included accrued interest of $302. At May 31, 2013 and 2012, the aggregate principal note amounts due to Trilogy Capital amounted to $0 and $0, respectively, and interest due to Trilogy Capital notes amounted to $0 and $15, respectively, which has been included in accounts payable – related parties on the accompanying consolidated balance sheets. For the years ended May 31, 2013 and 2012, interest expense related to Trilogy Capital notes amounted to $287 and $15, respectively.

During the year ended May 31, 2013, the Company entered into various note agreements with Robert Y. Lee, a shareholder of TRIG, in the aggregate amount of $6,500. These notes were unsecured, bear interest at 5.0% and were due one year from the respective note date. During the year ended May 31, 2013, the Company repaid Robert Y. Lee an aggregate amount of $8,600. At May 31, 2013 and 2012, the aggregate principal amounts due for Robert Y. Lee notes amounted to $0 and $2,100, respectively, which has been included in notes payable – related parties on the accompanying consolidated balance sheets, and interest due on these notes amounted to $0 and $10, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. For the years ended May 31, 2013 and 2012, interest expense related to Robert Y. Lee notes amounted to $295 and $10, respectively.

During the year ended May 31, 2013, the Company entered into various note agreements with Grandview Capital Partners, Inc., whose majority shareholder is Peter Goldstein, the Company’s financial officer, in the aggregate amount of $13,250. These notes were unsecured, bear interest at 5.0% and were due one year from the respective note date. During the year ended May 31, 2013, the Company repaid Grandview Capital Partners, Inc. an aggregate amount of $20,750. At May 31, 2013 and 2012, the aggregate principal amounts due for Grandview Capital Partners, Inc. notes amounted to $0 and $7,500, respectively, which has been included in notes payable – related parties on the accompanying consolidated balance sheets, and interest due on these notes amounted to $0 and $43, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. For the years ended May 31, 2013 and 2012, interest expense related to Grandview Capital Partners, Inc. notes amounted to $271 and $43, respectively.

Consulting fees – related parties

For the year ended May 31, 2012, the Company recognized a total of $2,000, for donated services from the former director/officer at $250 per month for consulting services provided by the former President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties. These amounts have been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company did not receive any donated service from the former director/officer during the year ended May 31, 2013.

For the year ended May 31, 2013, the Company incurred $90,895, in administrative overhead fees and consulting fees to Trilogy Capital, which has been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company incurred $57,500 in corresponding fees during the year ended May 31, 2012. In addition the Company recorded $22,000 as an accounts payable – related parties balance as of May 31, 2013.

For the year ended May 31, 2013, the Company incurred $121,000 in administrative overhead fees and consulting fees to Robert Y. Lee, which has been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company incurred $25,000 in corresponding fees during the year ended May 31, 2012. In addition the Company recorded $35,000 as an accounts payable – related parties balance as of May 31, 2013.

For the year ended May 31, 2013, the Company incurred $113,750 in administrative overhead fees and consulting fees to Grandview Capital Partners, Inc., which has been included in consulting fees - related parties on the accompanying consolidated statements of operations. The Company incurred $25,000 in corresponding fees during the year ended May 31, 2012. In addition the Company recorded $25,000 as an accounts payable – related parties balance as of May 31, 2013.

For the year ended May 31, 2013, the Company incurred $19,313 in accounting fees to CFO Oncall, Inc., a company majority-owned by Adam Wasserman, the Company’s former chief financial officer. For the year ended May 31, 2012, the Company incurred $0, in accounting fees to CFO Oncall, Inc. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations. In addition the Company recorded $5,359 as an accounts payable – related parties balance as of May 31, 2013.

For the year ended May 31, 2013, the Company incurred $38,750 in accounting fees to Chord Advisors, Inc. David Horin, the former Chief Financial Officer of Staffing 360 Solutions, Inc., is the President of Chord Advisors, LLC. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations. In addition the Company recorded $27,500 as an accounts payable – related parties balance as of May 31, 2013. Mr. Horin resigned as chief financial officer on April 15, 2013.

For the year ended May 31, 2013, the Company incurred $50,000 in consulting fees to Richard M. Cohen. Mr. Cohen is the Chairman of Chord Advisors, LLC. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations. In addition the Company recorded $60,000 as an accounts payable – related parties balance for the year ended May 31, 2013.

For the year ended May 31, 2013, the Company incurred $22,500 in consulting fees to Dimitri Villard. Mr. Villard is a director of the Company. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations. In addition the Company recorded $18,750 as an accounts payable – related parties balance for the year ended May 31, 2013.

Other

Trilogy Capital, from time to time, provided advances to the Company for working capital purposes. The Company’s President, Alfonso J. Cervantes is the majority owner of Trilogy Capital. During the year ended May 31, 2013, Trilogy Capital advanced the Company $29,150. The Company repaid $30,471 to Trilogy Capital in the year ended May 31, 2013. At May 31, 2013 and 2012, the Company had a payable to Trilogy Capital of $0 and $1,321, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

Robert Y. Lee, a shareholder of the Company, from time to time, provided advances to the Company for working capital purposes. During the year ended May 31, 2013, Robert Y. Lee advanced the Company $5,784. The Company repaid $6,499 to Robert Y. Lee in the year ended May 31, 2013. At May 31, 2013 and 2012, the Company had a payable to Robert Y. Lee of $0 and $715, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

Grandview Capital Partners, Inc., from time to time, provided advances to the Company for working capital purposes. The Company’s Principal Financial Officer, Peter Goldstein is the majority shareholder of Grandview Capital Partners, Inc. During the year ended May 31, 2013, Grandview Capital Partners, Inc. advanced the Company $52,486. The Company repaid $52,486 to Grandview Capital Partners, Inc. in the year ended May 31, 2013. Grandview Capital Partners, Inc. did not provide any advances to the Company for working capital purposes during the year ended May 31, 2012. At May 31, 2013 and 2012, the Company had a payable to Grandview Capital Partners, Inc. of $0 and $0, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

TRIG Special Purpose 1, LLC, from time to time, provided advances to the Company for working capital purposes. Trig Special Purpose 1, LLC is beneficially owned by the Company’s president Alfonso J. Cervantes, the Company’s principal financial officer, Peter Goldstein, and Robert Y. Lee, a shareholder of the Company. During the year ended May 31, 2013, Trig Special Purpose 1, LLC advanced the Company $33,000. The Company repaid $17,721 to Trig Special Purpose 1, LLC in the year ended May 31, 2013. Trig Special Purpose 1, LLC did not provide any advance to the Company for working capital purposes during the year ended May 31, 2012. At May 31, 2013 and 2012, the Company had a payable to Trig Special Purpose 1 LLC of $15,279 and $0, respectively, which has been included in accounts payable - related parties on the accompanying consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

NOTE 5 – ACCOUNTS RECEIVABLE FINANCING

In 2013, the Company entered into an agreement under which it borrows money against open accounts receivable.

Under this arrangement, the Company receives an advance of 90% of the face value of an eligible receivable.   Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company.

The Company insures the accounts receivable that are assigned to the Financing Company in the event of the failure of the creditor to make payment.

The borrowings carry interest at a rate of .025% per day (9% per annum).  At May 31, 2013, $259,326 was recorded as a liability (including interest) relating to Accounts Receivable Financing.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

On December 22, 2009, the Company issued 6,000,000 shares of its common stock to the Company’s founder.

On July 8, 2011, the Company closed its offering and sold 1,620,000 common shares at $0.0167 per share to 27 people raising $27,000.

On April 19, 2013, the Company completed a closing of a private offering of Units with certain accredited investors for total gross proceeds of $1,050,000. Pursuant to a subscription agreement with the Purchasers, the Company issued to the Purchasers units consisting of (i) 27,778 shares of common stock and (ii) a three year warrant to purchase 13,889 shares of Common Stock at an exercise price of $1.80 per Share, for a purchase price of $25,000 per Unit. In total, the Company sold 42 units totaling 1,166,676 common shares and 583,338 warrants.

On April 26, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of The Revolution Group, Ltd., pursuant to a Stock Purchase Agreement dated March 21, 2013, entered into by and among the Company, The Revolution Group, Ltd. and the shareholders of The Revolution Group, Ltd. At the Closing, the Company paid $410,055 of the Purchase Price by issuing to the TRG Shareholders of 512,569 restricted shares of the Company’s common stock, par value $0.0001 per share at a price of $0.80 per share.

On April 26, 2013, the Company issued 175,734 shares of our common stock, with a fair value of $140,587, to a consultant, based on the terms of his agreement, which states the consultant shall receive 2% of the Company’s outstanding common share upon the closing of the Company’s first acquisition.

On April 26, 2013, the Company issued 152,400 shares of our common stock, with a fair value of $140,587, to an officer of the Company, based on the terms of his agreement, which states the officer shall receive 2% of the Company’s outstanding common shares on February 19, 2012 (7,620,000 shares) upon the closing of the Company’s first acquisition.

On May 7, 2013, the Company increased the number of shares of Common Stock from 75,000,000 shares to 200,000,000 shares and authorized the creation of 20,000,000 shares of blank check preferred stock, par value $0.00001 per share with such designations, rights and preferences as may be determined from time to time by the Board.

On May 31, 2013, the Company converted a total of $1,125,000 of principal and $72,342 of accrued interest related to convertible notes outstanding by delivering to the holders shares of common stock of the Company at a price equal to 50% of the securities sold in the private offering. The unit price of the securities sold in the PIPE totaled $0.90. In total the Company converted 2,660,759 shares (2,500,000 relating to principal and 160,759 relating to accrued interest).

As of May 31, 2013, the Company recorded 643,559 shares as common stock to be issued. The Company will issue 388,892 shares (valued at $350,000) upon the closing of a private offering. In addition, the Company will issue 254,667 to four consultants and one employee pursuant to the terms of their agreements.

As of May 31, 2013 and May 31, 2012, the Company has issued 12,288,138 and 7,620,000, common shares, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at May 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.80	583,338	2.91	$1.80	583,338	$1.80

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2012	-	$-
Issued	583,338	1.80
Exercised	—	—
Expired	-	-
Outstanding at May 31, 2013	583,338	$1.80

Warrants issued:

On April 26, 2013, the Company issued warrants to purchase 583,338 shares of common stock at an exercise price of $1.80 per share. The warrants expire three years from the date of grant.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On December 15, 2011, TRIG entered into an employment agreement (the “Hartley Employment Agreement”) with Allan Hartley to become its Chief Executive Officer and a Director. On February 21, 2012 the (“Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s chief executive officer (the “CEO”). Pursuant to the Employment Agreement, the CEO shall be paid $7,500 per month on part time basis. Upon completion of the initial acquisition of a target company, Mr. Hartley will receive an annual salary of $180,000 on a full time basis. Additionally, the Company shall transfer (or cause to be transferred) to CEO a number of shares (the “CEO Shares”) of the Company’s common stock that represents 5% of the outstanding common stock of the Company as of the date of the share acquisition agreement dated February 19, 2012. The CEO Shares shall vest at the following milestones: of the Five Percent (5%) total shares transferred to the CEO, two Percent (2%) will vest simultaneous with the completion of the Company’s first acquisition and one percent (1%) will vest as the completion of the Company’s second, third and fourth acquisitions, respectively. On April 26, 2013, the first milestone was triggered when the Company acquired TRG. Mr. Hartley was issued 152,400 shares, valued at $140,587, based on the terms of his agreement (see Note 6). As of May 31, 2012, no milestones were met and no shares were issued.

On February 15, 2013, the Company approved an employment agreement (the “Cervantes Employment Agreement”) with Alfonso J. Cervantes, the President of the Company.  In addition, the parties agreed that Mr. Cervantes shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Cervantes Employment Agreement, the Company will pay Mr. Cervantes $120,000 annually. In addition, Mr. Cervantes will receive reimbursement for all reasonable expenses which Mr. Cervantes incurs during the course of performance under the Cervantes Employment Agreement. Mr. Cervantes can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Cervantes Employment Agreement upon notice to Mr. Cervantes.

On February 15, 2013, the Company entered into an employment agreement (the “Minton Employment Agreement”) with Darren Minton to serve as a Senior Vice President of the Company.  In addition, the parties agreed that Mr. Minton shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 shares of the Company’s common stock. In addition, Mr. Minton will receive reimbursement for all reasonable expenses which Mr. Minton incurs during the course of performance under the Minton Employment Agreement. Mr. Minton can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Minton Employment Agreement upon notice to Mr. Minton.

On March 21, 2013, the Company entered into a four year employment agreement (the “Aiello Employment Agreement”) with Mark P. Aiello, to serve as a senior vice president of the Company and as president of Cyber 360 Solutions, the Company’s cyber security division.  In addition, the parties agreed that Mr. Aiello shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Aiello Employment Agreement, the Company will pay Mr. Aiello $150,000 annually. Mr. Aiello is also entitled to an annual base commission equal to 3% of the gross profit of Cyber 360 Solutions. In addition, Mr. Aiello will receive reimbursement for all reasonable expenses which Mr. Aiello incurs during the course of performance under the Aiello Employment Agreement. Mr. Aiello or the Company can terminate the Employment Agreement one hundred eighty days prior to the end of the term of the agreement otherwise the agreement will automatically extend for one additional year.

Consulting Agreements

On May 1, 2012, the Company entered into a one-year advisory agreement for business advisory services with Mr. Richard M. Cohen.  In connection with the agreement, the Company shall pay this consultant $120,000 during the term of the contract payable in a combination of cash and stock of the Company on the following basis:

In consideration of the services to be rendered by Mr. Cohen pursuant to this Agreement, Mr. Cohen shall be entitled to receive as compensation $60,000 in the form of the Company's common stock. The number of shares of common stock of the Company shall be based on a value equal to the per share price that shares to be sold in the PIPE financing for the Company's initial acquisition concurrent with the Alternative Public Offering.

In addition Mr. Cohen shall receive $60,000 per annum at the rate of $5,000 per month with payments made on the first of each month. Commencing May 1, 2012, the date of this Agreement, the $5,000 monthly shall be accrued and whatever balance has accrued will be paid in full from the proceeds of the financing at the closing of the Company's initial acquisition and Alternative Public Offering. Subsequent payments following the closing will be due on the first of each month.

At May 31, 2013 and May 31, 2012, the Company owed this advisor $60,000 and $10,000, respectively, which has been included in accounts payable – related party on the accompanying consolidated balance sheets.

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. The parties agreed that from July 1, 2012 until June 30, 2013, the Mr. Villard would perform advisory services for the Company, as well as serving as member of our board of directors. Mr. Villard will devote, on a non-exclusive basis, the necessary time, energy and efforts to our business and to use his best efforts and abilities to faithfully and diligently promote our business interests. The Company will pay Mr. Villard $45,000, consisting of: (i) $22,500 of shares of our common stock to be issued equally on a monthly basis pursuant to the terms of the agreement (based on the value equal to 50% of the per share price of the common stock sold in the PIPE financing), and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the agreement.

On July 19, 2012, the Company entered into a one-year consulting agreement for business development services with River Star Professional Group.  In connection with the agreement, the Company shall pay this consultant 1) a flat rate of $25,000 plus expenses per acquisition target for due diligence; 2) effective August 1, 2012, $5,000 per month during the term of the contract, and 3) the Company will pay the Consultant performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Performance Fee will be based on purchase price and will be paid at 5% of the first million dollars, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars, 1% of the fifth million dollars and each million over the fifth million. The Performance Fee for any merger or acquisition that the Consultant or designee of the Consultant originates shall include fee sharing with any qualified sell side broker fees. If, at any time within two years after the date of termination of this Agreement, the Company enters into any transaction that has been identified to the Company by Consultant during the term of this Agreement, then the Company shall pay the Performance Fee to Consultant; 4) for assisting the Company in its bridge financing activities, the Company shall provide the consultant 100,000 shares of its common stock; and 5) a bonus fee of 3.0% of the amount of any debt, mezzanine or equity capital invested via any transaction introduced by the consultant. As of May 31, 2013 and May 31, 2012, no merger, acquisition or other similar transaction to which the Company is party was originated by the consultant or the designee of the consultant; thus, no performance fee has been recognized.

On February 15, 2013, the Company entered into an advisory agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 for CFO services per month and $5,000 for Controller/back office services per month for a period of 12 months. The Company’s former Chief Financial Officer, David Horin, is the President of Chord. On April 15, 2013, David Horin resigned as Chief Financial Officer.

On February 15, 2013, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target. The Company will pay Grandview $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company will further compensate Grandview as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to have the Company provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. Grandview will receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. The Company’s Chairman of the Board, Principal Financial Officer, and Treasurer, Peter Goldstein is the majority shareholder of Grandview Capital Partners, Inc.

On February 15, 2013, the Company entered into an agreement (the “Trilogy Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”). Pursuant to the Trilogy Agreement, Trilogy will provide the Company primarily with the development and implementation of an investor awareness program designed to create financial market and investor awareness for the Company. The Company will pay Trilogy $5,000 per month for a period of 18 months. The Company’s President, Alfonso J. Cervantes is the majority owner of Trilogy.

On February 14, 2013, the Company entered into a corporate services agreement (the “Pylon Agreement”) with Pylon Management, Inc. (“Pylon”). Pursuant to the Pylon Agreement, Pylon will provide the Company primarily with assistance and advice in identifying out a potential merger or acquisition targets and integrating such acquired business into the Company for a period of eighteen (18) months. Pursuant to the Pylon Agreement, for any M&A Transaction, as defined in the Pylon Agreement, Pylon will receive a fee between three (3%) and five (5%) percent of the Transaction Value, as defined in the Pylon Agreement. Pylon shall also receive equity compensation in the amount of two percent (2%) of the outstanding shares of the Company’s common stock on the date of the first M&A Transaction, and one percent (1%) of the outstanding shares of the Company’s common stock on the date of the second M&A Transaction. All shares of the Company common stock issued under the Pylon Agreement shall have “piggyback” registration rights at the Company’s election and shall be included in any registration statement filed by the Company with the Securities and Exchange Commission. Upon the closing of the first M&A Transaction, the Company will pay a monthly retainer of $5,000 per month. The Company will also pay Pylon 2% of the net sales of the Company for administrative services rendered, which may be reduced pursuant to the Pylon Agreement. The Agreement may be terminated by either party upon ninety (90) days written notice. On April 26, 2013, the Company acquired TRG. As such, Pylon was issued 175,734 shares based on the terms of his agreement.

On February 15, 2013, Staffing 360 Solutions, Inc. (the “Company”) entered into an advisory agreement (the “Joshua Capital Agreement”) with Joshua Capital, LLC (“Joshua Capital”). Pursuant to the Joshua Capital Agreement, Joshua Capital will provide the Company primarily with advisory and consulting services in connection with the Company’s business operations. The Company will pay Joshua Capital $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The agreement may be terminated by the Company for cause, as defined in the agreement. Robbie Lee, a shareholder of the Company is the majority shareholder of Joshua Capital, LLC.

Material Agreements

IDC Agreement

On February 11, 2013, the Company entered into a binding Acquisition Agreement (the “IDC Agreement”), by and among IDC Technologies, Inc. (“IDC”) and Prateek Gattani, the sole shareholder of IDC (the “IDC Shareholder”), and upon satisfaction of all the closing conditions, the Company will acquire all the issued and outstanding stock of IDC and IDC will become a wholly owned subsidiary of the Company for an aggregate purchase price of approximately $13,400,000 (the “Purchase Price”). As of the date hereof, we have been unable to finalize a definitive stock purchase agreement with IDC and there is no assurance that we will be able to close this transaction.

CSI Agreement

On August 14, 2013, the Company executed a definitive Stock Purchase Agreement by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI (the “NCSI Shareholders”). Pursuant to the Purchase Agreement, the Company will acquire from NCSI (the “Acquisition”) 100% of the issued and outstanding stock of Control Solutions International, Inc., a Florida corporation (“CSI”). Closing will be held within forty five (45) days from the date on which the auditor completes its audit of certain financial statements of NCSI and CCSI in accordance with the Purchase Agreement (see Form 8-K filed with SEC on August 19, 2013).

NOTE 8 - ACQUISITION

On April 26, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of TRG, pursuant to a Stock Purchase Agreement (the “TRG Purchase Agreement”) dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG (the “TRG Shareholders”). The aggregate consideration paid by the Company to the TRG Shareholders for the Acquisition was $2,509,342 (the “Purchase Price”), payable as follows: (i) at the closing of the TRG Acquisition (the “Closing”) the Company made cash payments to the TRG Shareholders in an aggregate of $907,287 at the Closing, the Company paid the remaining $410,055 of the Purchase Price by issuing to the TRG Shareholders of 512,569 restricted shares of the Common Stock at a price of $0.80 per share. In addition to the Purchase Price, the Company will pay to the Shareholders performance based compensation in an amount in cash equal to the following percentages of TRG’s Gross Profit from the date of Closing through the end of the sixteenth (16th) quarter following the Closing Date (the “Earn Out Period”) not to exceed a total of ($1,500,000): (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period. The Company estimates the performance based compensation to total $1,192,000. The earnout liability is calculated in accordance with the terms of the TRG Purchase Agreement.  The liability was valued by a third party financial advisory firm based on management's best estimates of the projected financial results of TRG over the next four years. The Company adjusts the earnout liability on a quarterly basis based on actual results. Adjustments are recorded on the statement of operations. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions”. This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the acquisition of TRG, the Company identified and recognized an intangible asset of $999,729 representing contractual and non contractual customer relationships. The asset is being amortized over the estimated life of the asset of four years. As of May 31, 2013 and 2012 the Company recognized amortization expense of $20,828 and $0, respectively. The Company will recognize amortization expense of $249,932 in the fiscal year ended 2014, $249,932 in the fiscal year ended 2015, $249,932 in the fiscal year ended 2016 and $229,105 in the fiscal year ended 2017. The Intangible Asset balance at May 31, 2013 is $978,901.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:

Current assets	$47,881
Intangible assets	999,729
Goodwill	1,467,718

LIABILITIES

Current liabilities	$5,986

Net purchase price	$2,509,342

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of TRG had occurred as of June 1, 2011:

	Year ended May 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net revenues	$5,132,011	$5,070,079

Net profit (loss) from continuing operations	$(3,754,857)	$(749,512)

Net profit (loss) per share from continuing operations	$(0.45)	$(0.09)

Weighted average number of shares – Basic and diluted	8,298,737	7,968,350

NOTE 9 – CONCENTRATION OF CREDIT RISK

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the year ended May 31, 2013. The Company had three customers who contributed approximately $397,870 or 61% of the Company’s net revenues for the year ended May 31, 2013. These three customers accounted for 57% of the Company’s total outstanding accounts receivable. The Company did not generate any revenues for the year ended May 31, 2012. At May 31, 2012, the Company did not have any outstanding accounts receivable.

Customer	Year Ended May 31, 2013
A	28%
B	22%
C	13%

NOTE 10 - INCOME TAXES

We account for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization is dependent upon future taxable income during the periods in which those temporary differences become deductible or are utilized. The Company has not filed its federal and state corporate tax returns. Upon filing all returns will be open to IRS examination. Due to significant losses incurred the Company does not expect to be subjected to income tax expense and believes that any assessed penalties for late filing will be immaterial.

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory Federal rate and the actual tax provision:

	Years Ended May 31,
	2013	2012
Income tax (benefit) provision at Federal statutory rate	$(1,158,000)	$(83,000)
State income taxes, net of Federal Benefit	(242,000)	(17,000)
Permanent differences	367,000	-
Benefit of loss not realized	1,033,000	101,000
Tax provision	$-	$-

As of May 31, 2013 the Company has a net operating loss (“NOL”) carry forward for income tax purposes of approximately $2,759,000, expiring through the year 2032. The NOL’s may be available to reduce future years’ taxable income. The utilization of NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The realization of the deferred tax assets is dependent on future taxable income. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, The Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for those deferred tax assets. Management will review this valuation allowance periodically and make adjustments as necessary. Deferred tax asset as of May 31, 2013 and 2012 is as follows:

	As of May 31,
	2013	2012
Deferred tax assets from NOL carry forwards	$1,134,000	$101,000
Valuation allowance	(1,134,000)	(101,000)
Deferred tax asset, net of allowance	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

On July 2, 2013, Staffing 360 Solutions, Inc. (the “Company” or “we”) completed a second closing of a private offering (the “Offering”) of Units (defined below) with certain investors (the “Purchasers”) for gross proceeds of $565,000. Total proceeds raised in the first and the second closing were $1,615,000. Pursuant to a subscription agreement with the Purchasers (the “Subscription Agreement”), we issued units (the “Units”) for a purchase price of $25,000 per Unit (the “Purchase Price”) consisting of (i) 27,778 shares (the “Shares”) of our common stock, par value $0.00001 per share (the “Common Stock”) and (ii) a warrant (the “Warrant”) to purchase 13,889 shares (the “Warrant Shares”) of Common Stock at an exercise price of $1.80 per Share.

On July 2, 2013, the Company issued 388,892 shares (valued at $350,000) upon the closing of a private offering. In addition, the Company issued 254,667 to four consultants and one employee pursuant to the terms of their agreements.

On July 9, 2013, the Board of Directors (the “Board”) of Staffing 360 Solutions, Inc. (the “Company”) appointed Mr. Robert Mayer to the Board to fill a vacancy as a result of the increase in the size of the Board from 4 to 5 persons.

On August 14, 2013, the Company executed a definitive Stock Purchase Agreement by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI (the “NCSI Shareholders”). Pursuant to the Purchase Agreement, the Company will acquire from NCSI (the “Acquisition”) 100% of the issued and outstanding stock of Control Solutions International, Inc., a Florida corporation (“CSI”). Closing will be held within forty five (45) days from the date on which the auditor completes its audit of certain financial statements of NCSI and CCSI in accordance with the Purchase Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the year ended May 31, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

☐	Lack of segregation of duties

☐	Lack of internal accounting staff

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the deficiencies, will establish the following remediation measures:

1.	Our Board of Directors intends to nominate an audit committee or a financial expert on our Board of Directors in fiscal 2014; and

2.	We will appoint personnel to assist with the preparation of the Company’s monthly financial reporting including preparation of the monthly bank reconciliations.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, address, age and position of our officers and directors are set forth below. On March 21, 2013, the Board increased its size from three to four members. On July 9, 2013, the Board voted unanimously to increase the size of the board from four to five members.

Name and Address	Age	Positions
Allan Hartley	61	Chief Executive Officer and Director
Alfonso J. Cervantes	63	President, Treasurer, Secretary and Director
Peter J. Goldstein	50	Chairman of the Board, Principal Financial Officer and Treasurer
Dimitri Villard	70	Director
Robert Mayer	49	Director

Allan Hartley, Chief Executive Officer. Mr. Hartley is the Managing Partner of Trendman Group LLC, a Boston-based staffing industry consulting firm which he formed in 2009. In 2005, Mr. Hartley was a member of the team which started AccountAbilities, Inc., a staffing company specializing in the accounting and finance fields. From 1995 until 2005, Mr. Hartley worked in various staffing industry consulting capacities including Deloitte and Touches’ Resource Connection, Norell’s Professional Group and RSM McGladrey’s Outsourcing Group. In 1994, he founded Creative Financial Staffing, Inc. which worked with 29 CPA firms to provide staffing services, an innovative business model at the time. From 1989 through 1994, he was Vice President of Contract Services of Romac International (KForce – NASDAQ KFRC). From 1983 through 1989, Mr. Hartley was employed by Robert Half International (NYSE RHI), including Manager of the Contracts Division. Mr. Hartley holds a BA in Political Science from American International College.

Alfonso J. Cervantes, President and Director. Since 2002, Mr. Cervantes has been a principal and Chief Executive Officer of Trilogy Capital Partners, Inc., a New York-based financial services group engaged in merchant banking, strategic advisory services and financial communications. His experience includes mergers and acquisitions, Alternative Public Offerings, corporate communications and reorganization of middle-market companies. In 2011, Mr. Cervantes formed TRIG Capital Group, LLC, of which he is the Managing Member. TRIG Capital Group is a private equity firm based in Plantation, Florida with offices in New York focused on middle market companies. Mr. Cervantes was the founder and a Member of Regeneration Capital Group, LLC from 2008 to 2011. Regeneration Capital, based in New York, is engaged in merchant banking activities, principally for U.S. listed Chinese companies. Mr. Cervantes sold his interest in Regeneration in 2011. In 2011, Mr. Cervantes formed and is the Managing Member of China 360° Solutions, LLC, which is engaged in the provision of forensic due diligence and financial advisory services for publicly held Chinese companies. Throughout the 1990s, Mr. Cervantes was engaged in the reorganization and recapitalization of distressed middle market companies serving as interim CEO for a number of public and private entities facilitating Chapter 11s, Chapter 7s and out-of-court reorganizations. Mr. Cervantes graduated from Webster University in St. Louis with a Bachelor of Arts degree.

Peter J. Goldstein, Treasurer, Principal Financial Officer, and Chairman of the Board. Mr. Goldstein is the co-founder of TRIG Capital Group, LLC, a New York-based private equity firm formed in 2011. Additionally, since December, 1999, Mr. Goldstein has served as the Founder, CEO and Chairman of Grandview Capital Partners. Inc. which is currently an office of supervisory jurisdiction at Blackwall Capital Markets, Inc., a FINRA registered Broker Dealer. From December 2006 to April 2012, Mr. Goldstein served as the Founder, Chief Executive Officer and Director of Grandview Capital, Inc., a registered broker-dealer and an investment banking and securities brokerage firm. From March 2008 to April 2012, Mr. Goldstein has served as the Founder, Chief Executive Officer and Director of Grandview Capital Advisors, Inc., an affiliate of Grandview Capital, Inc. Grandview Capital Advisors, Inc. a registered investment advisory firm, registered in the state of Florida. Since May 2006, Mr. Goldstein has served as the President and Director of Grandview Consultants, a company which provides management consulting services. From January 1997 through September 2008, Mr. Goldstein was Founder, President and Director of Global Business Resources, which provided financial, operational and organizational consulting services to private and emerging companies within the United States and international markets. Since September 6, 2013, Mr. Goldstein has served as a President, Interim Chief Financial Officer, Secretary and Director of The Grilled Cheese Truck, Inc., a reporting company. Mr. Goldstein has an MBA in International Business from the University of Miami and holds the Series 7, 24, 79, 99 and 66 registrations with FINRA. He is also a member of the National Investment Banking Association.

Robert Mayer, Director. Mr. Mayer has spent the last five years as the Founder and Investment and Trading Manager of a privately held Equity/Options Fund. He manages and holds responsibility for all trading and administration of this fund. His investment career began as a full Trading Member of the Chicago Mercantile Exchange and a CFTC fully licensed trader in the 1980’s and he has had continued significant personal involvement in the Equity, Options and Futures markets for over 3 decades. Mr. Mayer, a direct 4th generation descendant of Oscar F. Mayer, is a member of and a periodic Board Member of the Oscar G. and Elsa S. Mayer Family Foundation and supports numerous charitable organizations in the San Diego, California area. Mr. Mayer was an Economics major at Duke University.

Dimitri Villard, Director. Dimitri Villard has been a director of the Company since July 2012. Mr. Villard has been Chairman and Chief Executive Officer of Peer Media Technologies, Inc., an Internet technology business, since February 2009. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as Interim Chief Executive officer since March 6, 2008 and as a director since January 2005. Mr. Villard has also served as President and a director of Pivotal BioSciences, Inc., a biotechnology company, since September 1998. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008 Mr. Villard served as Chairman of the Board of Dax Solutions, Inc., an entertainment industry digital asset management venture. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group and is a member of the Board of Directors of The Grilled Cheese Truck, Inc., a public company. Mr. Villard received a B.A. from Harvard University and a Master of Science degree from China International Medical University.

Compliance With Section 16 (a) of the Exchange Act

Except for one officer, each of the Company’s directors, officers, and beneficial owners holding more than ten percent of the Company’s common stock have failed to file on a timely basis, as disclosed in Form 3, Form 4 and Form 5, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Code of Ethics

We adopted a code of ethics that applies to our executive officers, directors and employees and, our subsidiaries. We intend to post our code of ethics on our Web site at www.staffing360solutions.com and to disclose any amendments to or any waivers from a provision of the code of ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation June 1, 2011 through May 31, 2013, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Allan Hartley	2012	37,500	0	0	0	0	0	0	37,500
Chief Executive Officer (1)	2013	97,500	0	140,587	0	0	0	0	238,087

Alfonso J. Cervantes	2012	0	0	0	0	0	0	0	0
President and Director (2)	2013	134,500	0	0	0	0	0	0	134,500

Adam Wasserman (3)	2012	0	0	0	0	0	0	0	0
	2013	19,313	0	0	0	0	0	0	19,313

Alida Heyer (4)	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

David Horin (5)	2012	0	0	0	0	0	0	0	0
	2013	33,750	0	7,500	0	0	0	0	41,250

Peter Goldstein	2012	0	0	0	0	0	0	0	0
Treasurer, Principal Financial Officer and Chairman of the Board (6)	2013	110,750	0	0	0	0	0	0	110,750

1)	Pursuant to his Employment Agreement (described below), Mr. Hartley was paid $7,500 per month until the Company completed the TRG Acquisition at which time he began receiving an annual salary of $180,000. On April 26, 2013, following the TRG Acquisition, forty percent of the CEO Shares (as defined below) vested and Mr. Hartley was issued 152,400 shares, valued at $140,587.

2)	Pursuant to the terms of the Cervantes Employment Agreement (described below) and beginning on February 15, 2013, the Company began paying Mr. Cervantes a salary of $120,000 annually. In addition, on February 15, 2013, the Company entered into an agreement with Trilogy. Pursuant to the agreement, the Company will pay Trilogy $5,000 per month for a period of 18 months. Mr. Cervantes is the majority owner of Trilogy. Mr. Cervantes was paid $15,000 pursuant to this agreement. Prior to February 15, 2013 but for the year ended May 31, 2013, Mr. Cervantes received additional compensation from the Company in the amount of $94,500 for services rendered as President. This compensation was not pursuant to any agreement between Mr. Cervantes and the Company.

3)	On February 15, 2013, Adam Wasserman resigned from his position as Chief Financial Officer of the Company Mr. Wasserman was paid $13,954 and the Company owes him $5,359.

4)	On February 17, 2012, Alida Heyer resigned as President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the Company.

5)	Mr. Horin, the former Chief Financial Officer of the Company, was paid pursuant to an advisory agreement with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord provided the Company with comprehensive outsourced accounting solutions. The Company paid Chord $6,250 for CFO services per month and $5,000 for Controller/back office services per month for a period of 12 months. In addition the Company issued $2,500 per month of common stock at the closing fair value at the end of the month. Mr. Horin is the President of Chord. On April 15, 2013, Mr. Horin resigned as Chief Financial Officer. Mr. Horin was paid $11,250 and the Company owes him $30,000.

6)	Mr. Goldstein was paid $88,750 and is owed $25,000 in relation to that certain advisory agreement by and between the Company and Grandview Capital Partners, Inc. Mr. Goldstein is the majority shareholder of Grandview Capital Partners, Inc. Mr. Goldstein did not receive any compensation as Chairman, Secretary, Treasurer and Principal Financial Officer.

Employment Agreements

On December 15, 2011, TRIG entered into an employment agreement (the “Employment Agreement”) with Allan Hartley to become its Chief Executive Officer and a Director. On February 21, 2012 the (“Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s chief executive Office (the “CEO”). Pursuant to the Employment Agreement, the CEO shall be paid $7,500 per month on a month-to-month basis on part time basis. Additionally, the Company agreed to transfer (or cause to be transferred) to CEO a number of shares (the “CEO Shares”) of the Company’s common stock that represents 5% of the outstanding common stock of the Company as of the date of the share acquisition agreement dated February 19, 2012. The CEO Shares vest at the following milestones: of the Five Percent (5%) total shares transferred to the CEO, two Percent (2%) will vest simultaneous with the completion of the Company’s first acquisition and one percent (1%) will vest as the completion of the Company’s second, third and fourth acquisitions, respectively. On April 26, 2013, the Company acquired TRG. As a result of the TRG Acquisition, forty percent of the CEO Shares vested. As of May 31, 2013 no other milestones have been met.

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

On February 15, 2013, the Company approved an employment agreement (the “Cervantes Employment Agreement”) with Alfonso J. Cervantes, the President, Treasurer, Secretary and Director of the Company. In addition, the parties agreed that Mr. Cervantes shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts. Pursuant to the terms of the Cervantes Employment Agreement, the Company will pay Mr. Cervantes $120,000 annually. In addition, Mr. Cervantes will receive reimbursement for all reasonable expenses which Cervantes incurs during the course of performance under the Cervantes Employment Agreement. Mr. Cervantes can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Cervantes Employment Agreement upon notice to Mr. Cervantes.

In connection with the Agreement, on March 21, 2013, the Company entered into an employment agreement which is conditional upon closing (the “Aiello Employment Agreement”) with Mark P. Aiello to serve as Senior Vice-President of the Company and as President of TRG and Cyber 360, the Company’s Cyber Security Division for a four year term. The parties agree that for the term of the Aiello Employment Agreement and for twelve months following the termination of Mr. Aiello’s employment with the company, Mr. Aiello shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct.

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

Term of Office

Director term of office is one year.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

As of the date hereof, one of our directors were compensated as follows:

Name	Fees earned or paid in cash ($)	Stock awards	Bonus	Option Awards ($)	All Other Compensation	Total ($)

Dimitri Villard (1)	$22,500	$22,500	$0	$0	$0	$44,500

(1)	On June 15, 2012, we entered into an advisory agreement (the “Villard Advisory Agreement”) with Dimitri Villard. The parties agreed that from July 1, 2012 until June 30, 2013, Mr. Villard would perform advisory services for us, as well as serving as member of our Board of Directors. In compensation, we will pay Mr. Villard $45,000, consisting of: (i) $22,500 of shares of our Common Stock which were issued equally on a monthly basis pursuant to the terms of the Villard Advisory Agreement, and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the Villard Advisory Agreement. The Villard Advisory Agreement contains a share provision, whereby we will issue $22,500 worth of shares over the requisite service period based upon a $0.45 per share price of common stock for a total of 50,000 shares. Mr. Villard was paid $3,750 and the Company owes him a balance of $41,250.

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

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)	Percent of Class
Alfonso J. Cervantes (3)	1,800,000	13.67%
Robert Y. Lee (4)	1,120,000	8.50%
Peter Goldstein (5)	1,800,000	13.67%
Dimitri Villard (6)	50,000	*
Allan Hartley	152,400	1.16%
Mark P. Aiello	247,007	1.88%
Robert Mayer	200,097	1.52%
Trilogy Capital Partners, Inc. (3)	1,800,000	13.67%
Gandview Capital Partners, Inc. (5)	1,800,000	13.67%
Directors and officers as a group (6 persons)	4,249,504	32.27%

* represents less than 1.0%

(1) Unless otherwise indicated, the address of each person is Staffing 360 Solutions, Inc. 641 Lexington Avenue, Suite 1526, New York, New York 10022.

(2) Unless otherwise indicated, all ownership is direct beneficial ownership.

(3) Shares are held by Trilogy Capital Partners, Inc. Our President, Treasurer, Secretary and Director, Alfonso J. Cervantes, owns 100% equity interest in Trilogy Capital Partners, Inc.

(4) Robert Y. Lee directly owns 1,020,000 shares of common stock and has sole voting dispositive power over 100,000 shares of common stock held by his son.

(5) Shares are held by Grandview Capital Partners, Inc. Our Chairman of the Board, Principal Financial Officer and Treasurer, Peter Goldstein, is the founder, chairman, chief executive officer and registered principal of Grandview Capital Partners, Inc.

(6) All shares are held through the Dimitri Villard Revocable Living Trust dated 6/4/1992.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At inception, we issued 2,000,000 shares of common stock to Ms. Heyer, our sole officer and director. The stock was issued as founders shares in consideration of Ms. Heyer’s service to the company pursuant to an exemption from registration contained in Regulation S of the General Rules and Regulations promulgated under the Securities Act of 1933. On February 17, 2012, Ms. Heyer, or the Seller, who held the voting rights to 78.7% of the Company entered into a Stock Purchase Agreement with TRIG to sell to TRIG all her Shares of the Common Stock, consisting of 2,000,000 shares. Pursuant to the Stock Purchase Agreement, TRIG paid the Seller $240,000 for the Shares in a private transaction and the Company became a 78.7% owned subsidiary of TRIG. The Company’s President, Treasurer, Secretary and Director, Alfonso J. Cervantes, through his beneficial ownership of Trilogy, beneficially holds 50% of TRIG.

On April 20, 2012, the Company entered into a note agreement with Trilogy Capital Partners, Inc. (“Trilogy Capital”), a company that is majority owned by Alfonso J. Cervantes, our President, Treasurer, Secretary and Director, in the amount of $3,800. This note is unsecured, bears interest at 5.0% and is due one year from the note date. This note was repaid on May 18, 2012.

On February 15, 2013, the Company entered into the “Chord Agreement” with Chord. Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 per month for a period of 12 months. Our former Chief Financial Officer, David Horin, is the President of Chord. The Agreement may be terminated by either party.

On February 15, 2013, the Company entered into the Grandview Advisory Agreement with Grandview. Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target. The Company will pay Grandview $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company will further compensate Grandview as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to have the Company provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. Grandview will receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. Peter Goldstein, the current Chairman of the Board of Directors, Principal Financial Officer and Treasurer of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview.

On February 15, 2013, the Company entered into the Trilogy Agreement with Trilogy. Pursuant to the Trilogy Agreement, Trilogy will provide the Company primarily with the development and implementation of an investor awareness program designed to create financial market and investor awareness for the Company. The Company will pay Trilogy $5,000 per month for a period of 18 months. The Company’s President, Alfonso J. Cervantes is the majority owner of Trilogy.

On February 15, 2013, the Company entered into the Joshua Capital Agreement with Joshua Capital, pursuant to which Joshua Capital is providing the Company primarily with advisory and consulting services in connection with the Company’s business operations. The Company is paying Joshua Capital $10,000 per month for a period of 18 months, increasing to $15,000 per month upon the completion of the first acquisition of a temporary staffing company by the Company and a contemporaneous financing. Joshua Capital is beneficially owned by Robert Y. Lee, a shareholder of the Company.

On April 19, 2013 and July 2, 2013, respectively, the Company completed its first and second closings of a private placement offering to certain investors (the “PP Purchasers”) of units (defined below) for total gross proceeds of $1,615,000. Pursuant to the subscription agreements with the PP Purchasers, we issued units for a purchase price of $25,000 per unit consisting of (i) 27,778 shares of our common stock and (ii) a warrant to purchase 13,889 shares of common stock at an exercise price of $1.80 per Share. The lead investor in this offering was Pre Staff, LLC. As a result of the offering, the Company appointed Robert Mayer, the managing member of Pre Staff, LLC, as a director. Mr. Mayer is also the managing member of Sodak, a current stockholder of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended May 31, 2013 and 2012 for (i) professional services rendered by the principal accountant for the audit of its annual financial and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”) (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”):

	Year Ended May 31, 2013	Year Ended May 31, 2012
Audit Fees	$76,500	$4,700
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$76,500	$4,700

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-15 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment to the Articles of Incorporation*
4.1	Form of Promissory Note (3)
4.2	Form of Warrant (6)
10.1	Employment Agreement between the Company and Allan Hartley, dated December 15, 2011 (2)
10.2	Assignment of Employment Agreement by and between TRIG Capital Partners, LLC and the Company, dated February 21, 2012 (2)
10.3	Form of Note Purchase Agreement (3)
10.4	Acquisition Agreement by and among IDC Technologies, Inc., Prateek Gattani and the Company, dated February 11, 2013 (4)
10.5	Employment Agreement with Darren Minton dated February 15, 2013 (5)
10.6	Employment Agreement with Alfonso J. Cervantes dated February 15, 2013 (5)
10.7	Letter Agreement by and among the Company and Chord Advisors, LLC dated February 15, 2013 (5)
10.8	Advisory Agreement by and among the Company and Grandview Capital Partners, Inc. dated February 16, 2013 (5)
10.9	Corporate Services Agreement by and between Pylon Management, Inc. and the Company dated February 14, 2013 (5)
10.10	Advisory Agreement by and between the Company and Joshua Capital, LLC dated February 15, 2013 (5)
10.11	Form of Subscription Agreement (6)
10.12	Stock Purchase Agreement by and among the Company, The Revolution Group, Ltd. and the shareholders of The Revolution Group, Ltd. dated March 21, 2013.
10.13	Employment Agreement between the Company and Mark Aiello dated March 21, 2013 (7)
10.14	Stock Purchase Agreement by and among the Company, NewCSI, Inc. and the shareholders of NewCSI, Inc. dated August 14, 2013 (8)
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Filed herewith

(1) Filed as an Exhibit on Form S-1 with the SEC on September 2, 2010.

(2) Filed as an Exhibit to our Annual Report on Form 10-K filed with the SEC on September 13, 2012.

(3) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 7, 2013.

(4) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 13, 2013.

(5) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 20, 2013.

(6) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2013.

(7) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on May 2, 2013.

(8) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on August 19, 2013.

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

STAFFING 360 Solutions

Date: September 13, 2013	By:	/s/Allan Hartley
Allan Hartley
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: September 13, 2013	By:	/s/ Peter Goldstein
Peter Goldstein
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alfonso J. Cervantes	President, Treasurer, Secretary and Director	September 13, 2013
Alfonso J. Cervantes

/s/ Peter J. Goldstein	Chairman of the Board, Principal Financial Officer	September 13, 2013
Peter J. Goldstein	and Treasurer

/s/ Allan Hartley	Chief Executive Officer and Director	September 13, 2013
Allan Hartley

