Form 10-Q
period 2013-08-31
Staffing 360 Solutions, Inc.
filed 2013-10-18
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________

Commission File Number: 000-54070

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	68-0680859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

641 Lexington Avenue

Suite 1526

New York, New York 10022

(Address of principal executive offices) (Zip Code)

(212) 634-6410

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of October 10, 2013, there were 13,170,588 outstanding shares of common stock, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$230,857	$262,822
Accounts receivable	605,319	528,997
Prepaid expenses and other current assets	56,886	52,378
Total Current Assets	893,062	844,197

Property and equipment, net of accumulated depreciation	26,930	29,680
Intangible, net	916,418	978,901
Goodwill	1,467,719	1,467,719
Total Assets	$3,304,129	$3,320,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$659,347	$596,645
Accounts payable - related parties	324,388	261,590
Accrued expenses	88,019	182,572
Accounts receivable financing	331,875	259,326
Earnout liability - short term	237,255	298,000
Due to shareholder	155,000	-
Convertible notes payable	50,000	50,000
Total Current Liabilities	1,845,884	1,648,133

Earnout liability - long term	889,705	894,000
Total Liabilities	2,735,589	2,542,133

Commitments and contingencies (see note 7)

Stockholders' Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of August 31, 2013 and May 31, 2013	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized; 13,170,588 and 12,288,138 shares issued and outstanding as of August 31, 2013 and May 31, 2013, respectively	132	123
Common stock to be issued	-	527,789
Additional paid in capital	4,665,641	3,920,194
Accumulated deficit	(4,097,233)	(3,669,742)
Total Stockholders' Equity	568,540	778,364
Total Liabilities and Stockholders' Equity	$3,304,129	$3,320,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues (gross billings of $1,691,156 and $0 less employee payroll costs of $347,781 and $0, respectively)	$1,343,375	$-

Direct cost of services	950,609	-

Gross Profit	392,766	-

Operating Expenses:
General and administrative	150,226	26,572
Compensation	278,214	31,465
Consulting fees - related parties	116,250	16,183
Rent- related parties	-	4,500
Depreciation	2,750	-
Amortization of intangible	62,483	-
Professional fees	196,544	118,948
Total operating expenses	806,467	197,668

Loss From Operations	(413,701)	(197,668)

Other Expenses:
Interest expense	13,790	8,117
Interest expense - related party	-	296
Loss before provision for income tax	(427,491)	(206,081)

Provision for income taxes	-	-

Net loss	$(427,491)	$(206,081)

Loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding - basic and diluted	12,869,973	7,620,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended August 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(427,491)	$(206,081)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	2,750	-
Amortization of intangible	62,483	-
Shares based compensation	2,667	-
Changes in operating assets and liabilities:
Accounts receivable	(76,322)	-
Prepaid expenses	(4,508)	16,125
Accounts payable	62,702	68,298
Accounts payable - related parties	62,798	20,095
Accrued expenses	(94,553)	6,685
Accrued interest - related parties	-	296

NET CASH USED IN OPERATING ACTIVITIES	(409,474)	(94,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment towards earn-out liability	(65,040)	-
NET CASH USED IN INVESTING ACTIVITIES	(65,040)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	100,000
Proceeds from notes payable - related parties	-	29,000
Repayment of related parties notes payable	-	(7,500)
Proceeds due to shareholder	155,000	-
Proceeds from accounts receivable financing	72,549	-
Proceeds from private placement	215,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	442,549	121,500

NET (DECREASE) INCREASE IN CASH	(31,965)	26,918

CASH - beginning of period	262,822	18,867

CASH - end of period	$230,857	$45,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$1,433
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock from common stock to be issued for services	$177,789	$-
Issuance of common stock from common stock to be issued for proceeds from private placement	$350,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 1 – ORGANIZATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of business

Staffing 360 Solutions, Inc. (“we”, “us”, “our”, the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”).

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

On April 26, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of The Revolution Group, Ltd. (“TRG”), pursuant to a Stock Purchase Agreement dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG. Prior to the completion of the Company’s audit, the aggregate consideration paid by the Company to the TRG Shareholders for the Acquisition was $1,665,849, payable as follows: (i) at the closing of the TRG Acquisition (the “Closing”) the Company made cash payments to the TRG Shareholders in an aggregate of $896,996 and (ii) at the Closing, the Company paid the remaining $768,853 of the Purchase Price by issuing to the TRG Shareholders of 512,569 restricted shares of the Common Stock at a price of $1.50 per share. In addition to the Purchase Price, the Company will pay to the Shareholders performance based compensation in an amount in cash equal to the following percentages of TRG’s Gross Profit from the date of Closing through the end of the sixteenth (16th) quarter following the Closing Date (the “Earn Out Period”) not to exceed a total of ($1,500,000): (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period.

Upon completion of the Company’s audit and the valuation of the earn-out liability, the aggregate consideration paid by the Company to the TRG Shareholders for the acquisition was $2,509,342 (the “Purchase Price”), paid as follows: (i) at the closing the Company made cash payments to the TRG Shareholders in an aggregate of $907,287; and (ii) the Company paid $410,055 of the Purchase Price by issuing to the TRG shareholders 512,569 restricted shares of the Company’s Common Stock valued at a price of $0.80 per share. In addition, the Company will pay to the TRG shareholders performance based compensation in cash equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter (the “Earn Out Period”) not to exceed a total of $1,500,000: (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period. At August 31, 2013, the Company estimated the performance based compensation was $1,126,960. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (“Cyber Solutions”) (see Note 8).

Staffing 360 is an emerging company in the international staffing sector that intends to acquire high-growth domestic and international staffing agencies. As part of its targeted consolidation model, Staffing 360 is pursuing broad spectrum staffing companies in the IT, financial, accounting, healthcare and cyber security industries.

Going concern

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. In April 2013, Cyber 360 Solutions commenced operations and began generating revenues. Since the Company has incurred losses and currently has negative working capital, these unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of August 31, 2013, the Company had a working capital deficiency of $952,822, and had an accumulated deficit of $4,097,233 and for the quarter ended August 31, 2013 has a net loss and net cash used in operations of $427,491 and $409,474, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and conducting additional financings through debt and equity transactions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at anytime within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three months ended August 31, 2013 and 2012, respectively, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2013 and 2012, respectively, included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on September 13, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month periods ended August 31, 2013 are not necessarily indicative of results for the entire year ending May 31, 2014.

Basis of Presentation and Consolidation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions are eliminated.

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

Use of estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates for the quarters ended August 31, 2013 and 2012, respectively, include the valuation of deferred tax assets.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at August 31, 2013 or May 31, 2013.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At August 31, 2013, the Company did not have any allowance for doubtful accounts.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of August 31, 2013 and May 31, 2013, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2013 or May 31, 2013, with the exception of its convertible notes payable (see note 3) and its earn out liability (see note 8).

Cash is considered to be highly liquid and easily tradable as of August 31, 2013 and May 31, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

Revenue recognition

Staffing 360, Alliance, Inc – The Company accounts for its revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations.   The Company’s revenues are derived from our gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.  The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.  Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.  Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Consolidated Balance Sheets.

In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin.  As a result, the operating results are significantly impacted by its ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of its gross billings.

Consistent with its revenue recognition policy, the direct costs do not include the payroll cost of worksite employees.  The Company’s direct costs associated with revenue generating activities are primarily comprised of all other costs related to worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share".  Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of August 31, 2013 and 2012 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Quarter Ended
	August 31,
	2013	2012
Convertible notes issued	123,969	777,778
Warrants	897,230	-
Total	1,021,199	777,778

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

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. An impairment was not necessary as of August 31, 2013.

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

Intangible Asset

In connection with the acquisition of TRG (see Note 8), the Company identified and recognized an intangible asset of $999,729 representing contractual and non contractual customer relationships. The asset is being amortized over the estimated life of four years. TRG customer relationships were valued using the replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on actual selling costs incurred and allocated to new customer generation over the preceding four years. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. The Intangible Asset balance, net of accumulated amortization, at August 31, 2013 is $916,418.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	August 31,	May 31,
	2013	2013
	(Unaudited)
Computer software	$5,075	$5,075
Office equipment	9,146	9,146
Furniture and fixtures	11,937	11,937
Leasehold improvements	5,446	5,446
Total Cost	31,604	31,604
Accumulated depreciation	(4,674)	(1,924)
Total	$26,930	$29,680

Depreciation expense for the three months ended August 31, 2013 and 2012 was $2,750 and $0, respectively.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible debentures consisted of the following:

	August 31,	May 31,
	2013	2013
	(Unaudited)
Convertible notes payable	$50,000	$50,000

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

The Promissory Note accrued interest at a rate of 12% per annum on the aggregate principal amount, payable on July 20, 2013 (the “Maturity Date”). If the Payment Date occurred prior to the Maturity Date, the Promissory Note was subject to a mandatory conversion into shares of the Company’s common stock, on the later of the date on which the Company: (i) acquired an operating company in the Staffing industry, or (ii) closed the issuance and sale of equity securities in connection with the Target Acquisition. The shares of common stock issuable upon conversion of the Promissory Note equaled: (i) the principal amount of the Promissory Note and the accrued interest thereon divided by (ii) 50% of the per share price at which shares were sold in the PIPE Financing. On May 31, 2013, the Company converted a total of $750,000 of principal and $33,288 of accrued interest by delivering to the holders shares of common stock of the Company at a price equal to 50% of the securities sold in the private offering (“the PIPE financing”) which closed on April 19, 2013. The unit price of the securities sold in the PIPE totaled $0.90. In total the Company issued 1,740,639 shares (1,666,667 relating to principal and 73,972 relating to accrued interest).

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

For the three months ended August 31, 2013 and 2012, interest expense related to the convertible notes amounted to $5,786 and $8,117, respectively, and the Company made payments on interest due of $0 and $1,433 during the three months ended August 31, 2013 and 2012, respectively. At August 31, 2013 and May 31, 2013, aggregate principal due pursuant to the Note Agreements amounted to $50,000. The carrying amounts of these liabilities at August 31, 2013 and May 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate. This note is currently in default. Additionally, as of August 31, 2013 and May 31, 2013, accrued and unpaid interest under the convertible notes amounted to $5,786 and $9,176, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

NOTE 4 - RELATED PARTY TRANSACTIONS

Consulting fees – related parties

For the three months ended August 31, 2013, the Company incurred $15,000, in consulting fees to Trilogy Capital, which has been included in consulting fees - related parties on the accompanying unaudited condensed consolidated statements of operations. The Company’s President, Alfonso J. Cervantes is the majority owner of Trilogy. The Company incurred $3,395 in corresponding fees during the three months ended August 31, 2012. In addition the Company recorded $55,000 as an accounts payable – related parties balance as of August 31, 2013. Of the $67,000 recorded as accounts payable – related parties, $45,000 is owed to Alfonso J. Cervantes as president of the Company and $10,000 is owed to Trilogy Capital.

For the three months ended August 31, 2013, the Company incurred $45,000 in consulting fees to Robert Y. Lee, which has been included in consulting fees - related parties on the accompanying unaudited condensed consolidated statements of operations. The Company incurred $0 in corresponding fees during the three months ended August 31, 2012. In addition the Company recorded $55,000 as an accounts payable – related parties balance as of August 31, 2013.

For the three months ended August 31, 2013, the Company incurred $45,000 in consulting fees to Grandview Capital Partners, Inc., which has been included in consulting fees - related parties on the accompanying unaudited condensed consolidated statements of operations. The Company incurred $0 in corresponding fees during the three months ended August 31, 2012. In addition the Company recorded $55,000 as an accounts payable – related parties balance as of August 31, 2013.

For the three months ended August 31, 2013, the Company incurred $0 in accounting fees to CFO Oncall, Inc., a company majority-owned by Adam Wasserman, the Company’s former chief financial officer. For the three months ended August 31, 2012, the Company incurred $12,788, in accounting fees to CFO Oncall, Inc. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations. In addition the Company recorded $5,359 as an accounts payable – related parties balance as of August 31, 2013.

For the three months ended August 31, 2013, the Company incurred $0 in accounting fees to Chord Advisors, Inc. David Horin, the former Chief Financial Officer of Staffing 360 Solutions, Inc., is the President of Chord Advisors, LLC. In addition the Company recorded $27,500 as an accounts payable – related parties balance as of August 31, 2013. Mr. Horin resigned as chief financial officer on April 15, 2013.

For the three months ended August 31, 2013, the Company incurred $0 in consulting fees to Richard M. Cohen. Mr. Cohen is the Chairman of Chord Advisors, LLC. The Company incurred $0 in corresponding fees during the three months ended August 31, 2012. In addition the Company recorded $60,000 as an accounts payable – related parties balance as of August 31, 2013.

For the three months ended August 31, 2013, the Company incurred $11,250 in consulting fees to Dimitri Villard. Mr. Villard is a director of the Company. The Company incurred $0 in corresponding fees during the three months ended August 31, 2012. These fees have been included in consulting fees – related parties on the accompanying unaudited condensed consolidated statements of operations. In addition the Company recorded $26,250 as an accounts payable – related parties balance as of August 31, 2013.

Other

TRIG Special Purpose 1, LLC, from time to time, provided advances to the Company for working capital purposes. Trig Special Purpose 1, LLC is beneficially owned by the Company’s president Alfonso J. Cervantes, the Company’s principal financial officer, Peter Goldstein, and Robert Y. Lee, a shareholder of the Company. During the three months ended August 31, 2013, Trig Special Purpose 1, LLC advanced the Company $10,000. During the year ended May 31, 2013, Trig Special Purpose 1, LLC advanced the Company $33,000 for working capital purposes. To date, the Company has repaid $17,721 to Trig Special Purpose 1, LLC. At August 31, 2013, the Company had a payable to Trig Special Purpose 1 LLC of $27,279, which has been included in accounts payable - related parties on the accompanying unaudited condensed consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

On February 15, 2013, the Company entered into an employment agreement with Darren Minton to serve as a Senior Vice President of the Company.  Pursuant to the terms of the Minton Employment Agreement (as defined below), the Company will pay Mr. Minton $48,000 annually. The Company recorded $13,000 as an accounts payable – related parties balance as of August 31, 2013.

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

The borrowings carry interest at a rate of .025% per day (9% per annum).  At August 31, 2013, $331,875 was recorded as a liability (including interest) relating to Accounts Receivable Financing.

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

On April 26, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of The Revolution Group, Ltd., pursuant to a Stock Purchase Agreement dated March 21, 2013, entered into by and among the Company, The Revolution Group, Ltd. and the shareholders of The Revolution Group, Ltd.   At the closing, the Company paid $410,055 of the purchase price by issuing to the TRG Shareholders of 512,569 restricted shares of the Company’s common stock, at a price of $0.80 per share.

On April 26, 2013, the Company issued 175,734 shares of its common stock, with a fair value of $140,587, to a consultant, based on the terms of his agreement, which states the consultant shall receive 2% of the Company’s outstanding common share upon the closing of the Company’s first acquisition.

On April 26, 2013, the Company issued 152,400 shares of its common stock, with a fair value of $140,587, to an officer of the Company, based on the terms of his agreement, which states the officer shall receive 2% of the Company’s outstanding common stock on February 19, 2012 (7,620,000 shares) upon the closing of the Company’s first acquisition.

On May 7, 2013, the Company increased the authorized number of shares of Common Stock from 75,000,000 shares to 200,000,000 shares and authorized the creation of 20,000,000 shares of blank check preferred stock, par value $0.00001 per share with such designations, rights and preferences as may be determined from time to time by the Board.

On May 31, 2013, the Company converted a total of $1,125,000 of principal and $72,342 of accrued interest related to convertible notes outstanding by delivering to the holders shares of common stock of the Company at a price equal to 50% of the securities sold in the private offering. The unit price of the securities sold in the PIPE totaled $0.90. In total the Company issued 2,660,759 shares (2,500,000 relating to principal and 160,759 relating to accrued interest).

On July 2, 2013, the Company completed a second closing of a private offering of units with certain accredited investors for gross proceeds of $565,000. Pursuant to a subscription agreement with the Purchasers, the Company issued to the Purchasers units consisting of (i) 27,778 shares of common stock and (ii) a three year warrant to purchase 13,889 shares of common stock at an exercise price of $1.80 per share, for a purchase price of $25,000 per Unit. In total, the Company sold 22.6 units totaling 627,783 common shares and 313,892 warrants.

On July 2, 2013, the Company issued 254,667 common shares to four consultants and one employee pursuant to the terms of their agreements valued at $180,456.

As of August 31, 2013 and May 31, 2013, the Company has issued 13,170,588 and 12,288,138, common shares, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at August 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.80	897,230	2.72	$1.80	897,230	$1.80

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2013	583,338	$-
Issued	313,892	1.80
Exercised	—	—
Expired	-	-
Outstanding at August 31, 2013	897,230	$1.80

Warrants issued:

On April 26, 2013, the Company issued warrants to purchase 583,338 shares of common stock at an exercise price of $1.80 per share. The warrants expire three years from the date of grant.

On July 2, 2013, the Company issued warrants to purchase 313,892 shares of common stock at an exercise price of $1.80 per share. The warrants expire three years from the date of grant.

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

In addition Mr. Cohen shall receive $60,000 per annum at the rate of $5,000 per month with payments made on the first of each month. Commencing May 1, 2012, the date of this Agreement, the $5,000 monthly shall be accrued and whatever balance has accrued will be paid in full from the proceeds of the financing at the closing of the Company's initial acquisition and Alternative Public Offering. Subsequent payments following the closing will be due on the first of each month. This agreement expired on April 30, 2013 and was not renewed.

At August 31, 2013 and May 31, 2013, the Company owed this advisor $60,000, which has been included in accounts payable – related party on the accompanying consolidated balance sheets.

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. The parties agreed that from July 1, 2012 until June 30, 2013, the Mr. Villard would perform advisory services for the Company, as well as serving as member of our board of directors. Mr. Villard will devote, on a non-exclusive basis, the necessary time, energy and efforts to our business and to use his best efforts and abilities to faithfully and diligently promote our business interests. The Company will pay Mr. Villard $45,000, consisting of: (i) $22,500 of shares of our common stock to be issued equally on a monthly basis pursuant to the terms of the agreement (based on the value equal to 50% of the per share price of the common stock sold in the PIPE financing), and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the agreement. This agreement expired on June 30, 2013 and Mr. Villard continued receiving compensation on a month to month basis. On September 26, 2013, Mr. Villard signed a new agreement with the Company.

On July 19, 2012, the Company entered into a one-year consulting agreement for business development services with River Star Professional Group.  In connection with the agreement, the Company shall pay this consultant 1) a flat rate of $25,000 plus expenses per acquisition target for due diligence; 2) effective August 1, 2012, $5,000 per month during the term of the contract , and 3) the Company will pay the Consultant performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Performance Fee will be based on purchase price and will be paid at 5% of the first million dollars, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars, 1% of the fifth million dollars and each million over the fifth million. The Performance Fee for any merger or acquisition that the Consultant or designee of the Consultant originates shall include fee sharing with any qualified sell side broker fees. If, at any time within two years after the date of termination of this Agreement, the Company enters into any transaction that has been identified to the Company by Consultant during the term of this Agreement, then the Company shall pay the Performance Fee to Consultant; 4) for assisting the Company in its bridge financing activities, the Company shall provide the consultant 100,000 shares of its common stock; and 5) a bonus fee of 3.0% of the amount of any debt, mezzanine or equity capital invested via any transaction introduced by the consultant. As of August 31, 2013 and May 31, 2013, no merger, acquisition or other similar transaction to which the Company is party was originated by the consultant or the designee of the consultant; thus, no performance fee has been recognized.

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

Material Agreements

IDC Agreement

On February 11, 2013, the Company entered into a binding Acquisition Agreement (the “IDC Agreement”), by and among IDC Technologies, Inc. (“IDC”) and Prateek Gattani, the sole shareholder of IDC (the “IDC Shareholder”), and upon satisfaction of all the closing conditions, the Company will acquire all the issued and outstanding stock of IDC and IDC will become a wholly owned subsidiary of the Company for an aggregate purchase price of approximately $13,400,000 (the “Purchase Price”). As of the date hereof, the Company has been unable to finalize a definitive stock purchase agreement with IDC and there is no assurance that we will be able to close this transaction.

CSI Agreement

On August 14, 2013, the Company executed a definitive Stock Purchase Agreement by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI (the “NCSI Shareholders”). Pursuant to the Purchase Agreement, the Company will acquire from NCSI (the “Acquisition”) 100% of the issued and outstanding stock of Control Solutions International, Inc., a Florida corporation (“CSI”). Closing will be held within forty five (45) days from the date on which the auditor completes its audit of certain financial statements of NCSI and CCSI, or such other date as the parties may agree in accordance with the Purchase Agreement (see Form 8-K filed with SEC on August 19, 2013).

NOTE 8 - ACQUISITION

On April 26, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of TRG, pursuant to a Stock Purchase Agreement (the “TRG Purchase Agreement”) dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG (the “TRG Shareholders”). Prior to the completion of the Company’s audit, the aggregate consideration paid by the Company to the TRG Shareholders for the Acquisition was $1,665,849, payable as follows: (i) at the closing of the TRG Acquisition (the “Closing”) the Company made cash payments to the TRG Shareholders in an aggregate of $896,996 and (ii) at the Closing, the Company paid the remaining $768,853 of the Purchase Price by issuing to the TRG Shareholders of 512,569 restricted shares of the Common Stock at a price of $1.50 per share. In addition to the Purchase Price, the Company will pay to the Shareholders performance based compensation in an amount in cash equal to the following percentages of TRG’s Gross Profit from the date of Closing through the end of the sixteenth (16th) quarter following the Closing Date (the “Earn Out Period”) not to exceed a total of ($1,500,000): (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period.

Upon completion of the Company’s audit and the valuation of the earn-out liability, the aggregate consideration paid by the Company to the TRG Shareholders for the Acquisition was $2,509,342 (the “Purchase Price”), payable as follows: (i) at the closing of the TRG Acquisition (the “Closing”) the Company made cash payments to the TRG Shareholders in an aggregate of $907,287 at the Closing, the Company paid the remaining $410,055 of the Purchase Price by issuing to the TRG Shareholders of 512,569 restricted shares of the Common Stock at a price of $0.80 per share. In addition to the Purchase Price, the Company will pay to the Shareholders performance based compensation in an amount in cash equal to the following percentages of TRG’s Gross Profit from the date of Closing through the end of the sixteenth (16th) quarter following the Closing Date (the “Earn Out Period”) not to exceed a total of ($1,500,000): (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period. The Company estimates the performance based compensation to total $1,192,000. The earn-out liability is calculated in accordance with the terms of the TRG Purchase Agreement.  The liability was valued by a third party financial advisory firm based on management's best estimates of the projected financial results of TRG over the next four years. The Company adjusts the earn-out liability on a quarterly basis based on actual results. Adjustments are recorded on the statement of operations. During the quarter ended August 31, 2013, the Company paid $65,040 towards the earn-out liability. At August 31, 2013 the balance of the earn-out liability was $1,126,960. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions”. This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the acquisition of TRG, the Company identified and recognized an intangible asset of $999,729 representing contractual and non contractual customer relationships. The asset is being amortized over the estimated life of the asset of four years. During the three months ended August 31, 2013 and 2012 the Company recognized amortization expense of $62,483 and $0, respectively. The Company will recognize amortization expense of $249,932 in the fiscal year ended 2014, $249,932 in the fiscal year ended 2015, $249,932 in the fiscal year ended 2016 and $229,105 in the fiscal year ended 2017. The Intangible Asset balance at August 31, 2013 is $916,418.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:

Current assets	$47,881
Intangible assets	999,729
Goodwill	1,467,718

LIABILITIES

Current liabilities	$5,986

Net purchase price	$2,509,342

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of TRG had occurred as of June 1, 2011:

	Three months ended August 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net revenues	$1,343,375	$1,161,191

Net loss from continuing operations	$(427,491)	$(242,461)

Net loss per share from continuing operations	$(0.03)	$(0.03)

Weighted average number of shares – Basic and diluted	12,869,973	8,132,569

NOTE 9 – CONCENTRATION OF CREDIT RISK

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended August 31, 2013. The Company had two customers who contributed approximately $958,000 or 71% of the Company’s net revenues for the three months ended August 31, 2013. These two customers accounted for 73% of the Company’s total outstanding accounts receivable. The Company did not generate any revenues for the three months ended August 31, 2012. At August 31, 2012, the Company did not have any outstanding accounts receivable.

Customer	Three Months Ended August 31, 2013
A	30%
B	41%

NOTE 10 – SUBSEQUENT EVENTS

On September 26, 2013, the Board, by unanimous written consent approved remuneration for each of Dimitri Villard and Robert Mayer for their services as directors of the Company. The Company will pay Mr.Villard and Mr. Mayer $60,000 each over the course of their one year terms, payable in a combination of cash and stock of the Company on the following basis:

-	annual payments of $60,000, payable $5,000 per month as follows (i) 50% in cash, or $2,500, and (ii) 50% in restricted common stock of the Company which shall be valued at the lower of $1.00 or the average bid price of the common stock for the preceding 20 days.

On October 15, 2013, Peter Goldstein submitted his resignation as the Company’s Principal Financial Officer, Treasurer and Secretary, effective immediately following the filing of this Report. Mr. Goldstein will continue as Chairman of the Board and as an advisor for the Company. The resignation of Mr. Goldstein was not in connection with any disagreement with the Company on any matter. The Company is currently evaluating potential candidates to fill each of the vacancies left by Mr. Goldstein’s resignation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Staffing 360 was incorporated in the State of Nevada on December 22, 2009, with the name “Golden Fork Corporation”. On March 16, 2012, the Company filed the Amendment to change its name from “Golden Fork Corporation” to “Staffing 360 Solutions, Inc.”

On February 15, 2012, TRIG Capital Group, an affiliate of the Company, executed an LOI to acquire IDC. On February 21, 2012, TRIG Capital Group assigned the IDC LOI to the Company.

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

On April 26, 2013, the Company consummated the TRG Acquisition, pursuant to the TRG Purchase Agreement dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (see Note 8).

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

From inception to August 31, 2013, we raised $3,218,576 in the form of convertible notes payable, related party notes, accounts receivable financing and through the sale of common stock and warrants. We will be seeking additional financing in the future in order to obtain the capital required to implement our business plan and purchase and operate staffing companies. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we will be unable to continue, develop or expand our operations. Equity financing will result in additional dilution to our existing shareholders.

Results of Operations

For the three months ended August 31, 2013 as compared to the three months ended August 31, 2012

The following table sets forth the results of our operations for the three months ended August 31, 2013 and 2012 indicated as a percentage of net revenues:

	Quarter Ended August 31,
	2013		2012
	Dollars	Percentage	Dollars	Percentage
Service revenues	$1,343,375	100%	$-	*
Direct cost of services	950,609	71%	-	*
Gross profit	392,766	29%	-	*
Operating expenses	806,467	60%	197,668	*
Loss from operations	(413,701)	(31)%	(197,668)	*
Other expenses	(13,790)	(1)%	(8,413)	*
Loss before provision for income taxes	(427,491)	(32)%	(206,081)	*
Provision for income taxes	-	-%	-	*
Net loss	$(427,491)	(32)%	(206,081)	*

* The Company did not generate any revenues for the three months ended August 31, 2012

Service revenues

We began to generate revenues in October 2012. As of August 31, 2013, the Company had two entities – Staffing Alliance and Cyber 360. Staffing Alliance provides temporary staffing and payroll processing services. Payroll services are performed for which the Company handles basic human resources functions, weekly payroll, direct deposit, W-2’s and workers’ compensation insurance. Temp staff services include assistance in sourcing and recruitment strategy. Staffing Alliance revenues are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Gross billings for the quarter ended August 31, 2013 totaled $434,968. Staffing Alliance reduced its the gross billings by $347,781 for employee payroll costs representing wages and associated payroll expenses (taxes, unemployment, workers compensation) paid to employees and tax authorities on behalf of clients for which the Company provides payroll processing services. For the three months ended August 31, 2013, Staffing Alliance had net revenues of $87,187. Cyber 360 primarily provides IT and information security temporary staffing services for an array of large institutions. They also provide permanent placement, consulting to permanent placement and consulting. Contingent staffing and consulting revenues are recognized when the services are rendered by the Company’s contingent employees and consultants. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits.

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

Cyber 360 was acquired on April 26, 2013. For the three months ended August 31, 2013, Cyber 360 had revenues of $1,256,188. For the three months ended August 31, 2013, the company, on a consolidated basis, had revenues of $1,343,375 compared to $0 for the three months ended August 31, 2012.

Direct cost of services

Cost of revenues includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended August 31, 2013 and 2012, cost of revenues was $950,609 and $0, respectively.

Gross profit and gross margin

Our gross profit for the three months ended August 31, 2013 and 2012 was $392,766 and $0, respectively, representing gross margin of 29% and 0% respectively.

Operating expenses

For the three months ended August 31, 2013, operating expenses amounted to $806,467 as compared to $197,668 for the three months ended August 31, 2012, an increase of $608,799 or 308%. For the three months ended August 31, 2013 and 2012, operating expenses consisted of the following:

	Three Months Ended August 31,
	2013	2012
General and administrative	$150,226	$26,572
Compensation	278,214	31,465
Consulting fees – related parties	116,250	16,183
Rent – related parties	-	4,500
Amortization of intangible	62,483	-
Depreciation	2,750	-
Professional fees	196,544	118,948
Total operating expenses	$806,467	$197,668

For the three months ended August 31, 2013, the increase in our operating expenses as compared to the three months ended August 31, 2012 was primarily attributable to:

¨	An increase of $123,654 in general and administrative expenses for the three months ended August 31, 2013 as compared to the three months ended August 31, 2012. The increase is primarily attributable to the implementation of the Company’s business plan as well as office expenses related to the Company’s subsidiaries which did not exist in 2012.

¨	An increase in compensation of $246,749. In February 2012, the Company hired its chief executive officer pursuant to an employment agreement. In 2013, the Company hired the president of the Company as well as two senior vice presidents. In addition the increase in compensation also relates to the compensation of the 11 employees working for the Company’s subsidiaries.

¨	An increase in consulting fees to related parties incurred for administrative overhead services and business development services of $100,067. The increase is primarily attributable to the implementation of the Company’s business plan specifically researching and adding potential target acquisitions as well as implementing the Company’s plan relating to its existing subsidiaries.

¨	The Company’s intangible asset which has been deemed Contractual and Non Contractual Customer Relationships is being amortized over the estimated life of the asset of four years. The intangible asset is related to the acquisition of Cyber 360 on April 26, 2013. The amortization of the intangible was calculated for the three months ended August 31, 2013. During the quarter ended August 31, 2013 and 2012 the Company recognized amortization expense of $62,483 and $0, respectively.

¨	An increase of $2,750 in depreciation expense. The increase relates to the fixed assets of the Company’s subsidiary, Cyber 360. The Company acquired Cyber 360 in late April 2013.

¨	An increase of $77,596 in professional fees in the three months ended August 31, 2013 as compared to the three months ended August 31, 2012. The increase primarily relates to increases in accounting, consulting and legal fees relating to the implementation of the Company’s business plan specifically due diligence (legal and accounting) of potential acquisition targets. The increase also relates to the professional fees relating to public companies (accounting, auditing, legal, transfer agent, filing fees).

Other Expenses

For the three months ended August 31, 2013, we incurred interest expense of $13,790 relating to interest from convertible notes payables and accounts receivable financing. Interest expense for the three months ended August 31, 2012 related to interest from convertible notes payables and totaled $8,117.

Net Loss

As a result of the factors described above, our net losses for the three months ended August 31, 2013 and 2012 were $427,491 and $206,081, respectively, or a net loss per common share of $0.03 and $0.03 (basic and diluted), respectively.

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

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. In April 2013, Cyber 360 commenced operations and began generating revenues. Since the Company has incurred losses and currently has negative working capital these unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of August 31, 2013, the Company has a working capital deficiency of $952,822, and has an accumulated deficit of $4,097,233, and for the three months ended August 31, 2013 has a net loss and net cash used in operations of $427,491 and $409,474, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirement and for the payment of compensation and benefits and consulting fees to related parties. All funds received have been expended in the furtherance of growing the business and implementing our business plan. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

¨	An increase in working capital requirements to finance targeted acquisitions,
¨	Addition of administrative and sales personnel as the business grows,
¨	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enters new markets,
¨	The cost of being a public company, and
¨	Capital expenditures to add technologies.

In October 2012, we began to generate revenues. At August 31, 2013, we had cash of $230,857. We have funded our operations as follows:

¨	During the period from March 2012 through November 2012, we entered into Note Purchase Agreements with various investors in the aggregate principal amount of $425,000. The Notes bear interest at the rate of 12% per annum. On January 17, 2013, the Company closed a financing, by entering into a Note Purchase Agreement with an investor whereby the Company sold to the Holder a certain Promissory Note for the principal amount of $750,000.The Promissory Note accrues interest at a rate of 12% per annum.

¨	During the year ended May 31, 2013, we entered into note agreements with various shareholders/directors/officers of the Company in the aggregate amount of $56,500. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

¨	During the year ended May 31, 2013, we entered into an agreement under which we borrow money against open accounts receivable. Under this accounts receivable financing arrangement, the Company receives an advance of 90% of the face value of an eligible receivable. Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company. The borrowings carry interest at a rate of .025% per day (9% per annum). At August 31, 2013, $331,875 was recorded (including interest) to the accounts receivable financing liability.

¨	During the year ended May 31, 2013, the Company completed a closing of a private offering of Units with certain accredited investors for total gross proceeds of $1,050,000. Pursuant to a subscription agreement with the Purchasers, the Company issued to the Purchasers units consisting of (i) 27,778 shares of common stock and (ii) a three year warrant to purchase 13,889 shares of Common Stock at an exercise price of $1.80 per Share, for a purchase price of $25,000 per Unit. In total, the Company sold 42 units totaling 1,166,676 common shares and 583,338 warrants.

In addition, on July 2, 2013 the Company completed a closing of a second private offering for total gross proceeds of $565,000. The terms of the second offering mirror the first offering. In total, the Company sold 22.6 units totaling 627,783 common shares and 313,892 warrants.

-	On August 28, 2013, a related party loaned the Company $155,000 for short term obligations. This loan was non-interest bearing and was repaid on September 3, 2013.

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

Operating activities

For the quarter ended August 31, 2013, net cash used in operations of $409,474 was primarily attributable to the net loss of $427,491 offset by adjustments totaling $18,017, which primarily relates to increase in accounts receivable of $76,322, increase in prepaid expenses of $4,508, net increase in accounts payable – related parties, accounts payable and accrued expenses of $30,947, non-cash adjustments of $65,233 of depreciation and amortization and share based compensation totaling $2,667. Cash used in operations of $94,582 in 2012 was primarily attributable to the net loss of $206,081 offset by adjustments totaling $111,499, which primarily relates to an increase in accounts payable – related parties, accounts payable and accrued expenses of $95,374, a decrease in prepaid expenses of $16,125.

Investing activities

For the quarter ended August 31, 2013, net cash flows used in investing activities was $65,040 and was attributable to the payment made for the earn-out agreement relating to the acquisition of Cyber 360 on April 26, 2013. For the year ended May 31, 2012, the Company did not record any investing activities.

Financing activities

For the quarter ended August 31, 2013, net cash flows provided by financing activities totaled $442,549 and was attributable to proceeds relating to accounts receivable financing of $72,549, proceeds of $155,000 from a shareholder and $215,000 relating to proceeds from the sale of common stock. For the quarter ended August 31, 2012, net cash flows provided by financing activities totaled $121,500 and was attributable to proceeds from convertible notes payable of $100,000, cash received from related parties notes of $29,000 offset by the repayment of related parties notes of $7,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 1 to our unaudited condensed consolidated financial statements for the quarter ended August 31, 2013 contained herein. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

Change in Internal Control over Financial Reporting.

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

In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1)	Lack of segregation of duties
2)	Lack of internal accounting staff

As of the date of this Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting.

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the deficiencies, will establish the following remediation measures:

1)	Our Board of Directors intends to nominate an audit committee or a financial expert on our Board of Directors in fiscal 2014; and
2)	We will appoint personnel to assist with the preparation of the Company’s monthly financial reporting including preparation of the monthly bank reconciliations.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our Company.

Item 1A.Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

During the period of this Quarterly Report and for the two years prior to this report, all unregistered sales of our securities were previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 26, 2013, the Board, by unanimous written consent approved remuneration for each of Dimitri Villard and Robert Mayer for their services as directors of the Company. The Company will pay Mr.Villard and Mr. Mayer $60,000 each over the course of their one year terms, payable in a combination of cash and stock of the Company on the following basis:

-	annual payments of $60,000, payable $5,000 per month as follows (i) 50% in cash, or $2,500, and (ii) 50% in restricted common stock of the Company which shall be valued at the lower of $1.00 or the average bid price of the common stock for the preceding 20 days.

On October 15, 2013, Peter Goldstein submitted his resignation as the Company’s Principal Financial Officer, Treasurer and Secretary, effective immediately following the filing of this Report. Mr. Goldstein will continue as Chairman of the Board and as an advisor for the Company. The resignation of Mr. Goldstein was not in connection with any disagreement with the Company on any matter. The Company is currently evaluating potential candidates to fill each of the vacancies left by Mr. Goldstein’s resignation.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

† In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 18, 2013	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Allan Hartley
Allan Hartley
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: October 18, 2013	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Peter Goldstein
Peter Goldstein
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

