Form 10-Q
period 2013-11-30
Staffing 360 Solutions, Inc.
filed 2014-01-14
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

As of January 13, 2014, there were 26,466,674 outstanding shares of common stock, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$248,132	$262,822
Accounts receivable, net	1,935,815	528,997
Prepaid expenses and other current assets	155,454	52,378
Total Current Assets	2,339,401	844,197

Property and equipment, net of accumulated depreciation	114,319	29,680
Intangibles, net	2,257,796	978,901
Goodwill	2,233,598	1,467,719
Deferred finance costs, net	150,269	-
Total Assets	$7,095,383	$3,320,497

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$841,038	$596,645
Accounts payable - related parties	108,644	261,590
Accrued expenses	531,526	182,572
Accounts receivable financing	1,186,591	259,326
Earnout liability - short term	787,436	298,000
Promissory notes, net	36,251	-
Convertible notes payable	1,263,793	50,000
Liabilities assumed in connection with the purchase of subsidiary	144,871	-
Total Current Liabilities	4,900,150	1,648,133

Earnout liability - long term	2,362,309	894,000
Total Liabilities	7,262,459	2,542,133

Commitments and contingencies (see note 8)

Stockholders' (Deficit) Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized; 14,003,447 and 12,288,138 shares issued and outstanding as of November 30, 2013 and May 31, 2013 respectively	140	123
Common stock to be issued	-	527,789
Additional paid in capital	5,353,928	3,920,194
Accumulated deficit	(5,521,144)	(3,669,742)
Total Stockholders' (Deficit) Equity	(167,076)	778,364
Total Liabilities and Stockholders' (Deficit) Equity	$7,095,383	$3,320,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended November 30,		For the Three Months Ended November 30,
	2013	2012	2013	2012

Revenues (gross billings for the six months ended November 30, 2013 and 2012 of $4,081,280, $234,484 less worksite employee payroll costs of $774,298, $223,790, respectively; gross billings for the three months ended November 30, 2013 and 2012 of $2,390,124, $234,484 less worksite employee payroll costs of $426,517, $223,790, respectively)	$3,306,982	$10,694	$1,963,607	$10,694

Direct cost of services	2,282,757	1,117	1,332,148	1,117

Gross Profit	1,024,225	9,577	631,459	9,577

Operating Expenses:
General and administrative	698,273	54,994	548,047	28,422
Compensation	724,459	59,225	446,245	27,760
Consulting fees – related parties	270,000	49,207	153,750	33,024
Rent – related parties	-	4,500	-	-
Depreciation	9,038	-	6,288	-
Amortization of intangible assets	154,835	-	92,352	-
Professional fees	811,614	245,302	615,070	126,354
Total operating expenses	2,668,219	413,228	1,861,752	215,560

Loss From Operations	(1,643,994)	(403,651)	(1,230,293)	(205,983)

Other Expenses:
Interest expense	43,178	20,348	29,388	12,231
Interest expense – related party	-	508	-	212
Amortization of debt discount	112,987	-	112,987	-
Amortization of deferred finance costs	34,331	-	34,331	-
Amortization of beneficial conversion feature	16,912	-	16,912	-
Loss before provision for income tax	(1,851,402)	(424,507)	(1,423,911)	(218,426)

Income tax expense (benefit)	-	-	-	-
Net loss	$(1,851,402)	$(424,507)	$(1,423,911)	$(218,426)

Loss per share – basic and diluted	$(0.14)	$(0.06)	$(0.11)	$(0.03)

Weighted average shares outstanding – basic and diluted	13,154,016	7,620,000	13,441,031	7,620,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended November 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,851,402)	$(424,507)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	9,038	-
Amortization of intangible assets	154,835	-
Amortization of deferred finance costs	34,331	-
Amortization of debt discount	112,987	-
Amortization of beneficial conversion feature	16,912	-
Stock based compensation	5,334	-
Changes in operating assets and liabilities:
Accounts receivable	(185,992)	(59,212)
Prepaid expenses	(23,979)	8,526
Deferred financing costs	(184,600)	-
Accounts payable	339,355	219,525
Accounts payable - related parties	(152,945)	54,813
Accrued expenses	381,340	17,314
Accrued interest - related parties	-	508
NET CASH USED IN OPERATING ACTIVITIES	(1,344,786)	(183,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment towards earn-out agreement	(142,255)	-
Purchase of property and equipment	(1,091)	-
Cash paid for purchase of subsidiary	(1,263,823)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,407,169)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	-	1,295
Proceeds from convertible notes payable	1,555,000	175,000
Proceeds from promissory notes	340,000	-
Repayment of related parties notes payable	-	(32,500)
Proceeds from notes payable - related parties	-	36,750
Proceeds from accounts receivable financing	927,265	-
Proceeds from pipe financing	215,000	-
Payment of promissory notes	(300,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,737,265	180,545

NET DECREASE IN CASH	(14,690)	(2,488)

CASH - beginning of period	262,822	18,867

CASH - end of period	$248,132	$16,379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$3,189	$3,034
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Intangible asset	$1,433,730	$-
Goodwill	$765,879	$-
Common stock issued in connection with acquisition of subsidiary	$119,000	$-
Assets acquired from acquisition	$1,392,509	$-
Liabilities assumed from acquisition	$(144,871)	$-
Conversion of accounts payable to common stock	$87,500	$-
Conversion of a convertible note payable to common stock	$50,000	$-
Conversion of interest related to a convertible note payable	$4,284	$-
Earnout liability in connection with acquisition	$(2,100,000)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 1 – ORGANIZATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and nature of business

Staffing 360 Solutions, Inc. (“we”, “us”, “our”, “Staffing 360”, or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”).

On February 17, 2012, Alida Heyer (the “Seller”), the holder of 78.7% of the voting rights, of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TRIG Special Purpose 1, LLC, a Nevada Corporation, (“TRIG”) to sell to TRIG 2,000,000 shares (the “Shares”) of common stock of the Company, par value $0.00001 per share (the “Common Stock”). The Shares represented all of the outstanding shares held by the Seller. Pursuant to the Stock Purchase Agreement, TRIG paid the Seller $240,000 for the Shares in a private transaction. As a result of the transaction, the Company became a 78.7% owned subsidiary of TRIG (the “Change of Control”).

On March 16, 2012, Golden Fork filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from Golden Fork to Staffing 360 Solutions, Inc. Upon filing of the Amendment, the Company began its operations in the international staffing sector.

On April 13, 2012, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effect its name change (as contemplated by the Amendment) and to change its trading symbol from “GDNF” to “STAF”. Simultaneously therewith, the Company received approval to conduct a forward split of its issued and outstanding shares of Common Stock at a ratio of one for three (the “Forward Split”). Following the Forward Split, the Company’s issued and outstanding shares of Common Stock increased from 2,540,000 to 7,620,000.

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

Upon completion of the Company’s audit and the valuation of the earn-out liability, the aggregate consideration paid by the Company to the TRG shareholders for the acquisition was $2,509,342 (the “Purchase Price”), paid as follows: (i) at the closing the Company made cash payments to the TRG shareholders in an aggregate of $907,287; and (ii) the Company paid $410,055 of the Purchase Price by issuing to the TRG shareholders 512,569 restricted shares of the Company’s Common Stock valued at a price of $0.80 per share. In addition, the Company will pay to the TRG shareholders performance based compensation in cash equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter (the “Earn Out Period”) not to exceed a total of $1,500,000: (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period. The Company estimated the performance based compensation was $1,192,000. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (“Cyber Solutions”) (see Note 9).

On November 4, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of Control Solutions International, Inc. (“CSI”), a Florida corporation and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a definitive Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid by the Company to the NCSI Shareholders for the Acquisition was $3,530,454, payable as follows: (i) cash payments to the NCSI Shareholders of $1,311,454 and (ii) at the Closing, the Company paid the remaining $119,000 of the purchase price by issuing to the NCSI Shareholders 136,000 restricted shares of the Company’s common stock at a price of $0.875 per share. In addition to the Purchase Price, the Company will pay to the Shareholders performance based compensation in an amount equal to 20% of the amount of CSI’s and CCSI’s consolidated gross profit from the Closing Date through the end of the sixteenth (16th) quarter following the Closing Date (the “Earn Out Period”) not to exceed a total of $2,100,000. As a result of the Acquisition, CSI has become a wholly-owned subsidiary of the Company.

In connection with the acquisition of CSI, the Company identified and recognized an intangible asset of $1,433,730 representing contractual and non contractual US and foreign customer relationships on a consolidated basis. The asset is being amortized over the estimated life of four years. CSI customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company.management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. During the six months ended November 30, 2013 and 2012 the Company recognized amortization expense of $29,869 and $0, respectively. The Intangible Asset balance, net of accumulated amortization, at November 30, 2013 is $1,403,861.

The fair value allocation of intangible assets resulting from the acquisition of CSI are based on management estimates. The Company intends to retain the services of an independent valuation expert to determine the fair market value of the identifiable intangible assets, including the customer list and employment agreements associated with the acquisition of CSI. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on November 4, 2013. The Company anticipates this will be completed prior to filing its annual report and reflected in its upcoming audited consolidated financial statements.

On January 3, 2014, the Company consummated and closed the acquisition of 100% of the issued and outstanding stock of Initio International Holdings Limited, a company organized under the laws of England and Wales (“Initio”) and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”). (see Note 11)

Going concern

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. In April 2013, Cyber 360 Solutions commenced operations and began generating revenues. In November 2013, NCSI commenced operations and began generating revenues. Since the Company has incurred losses and currently has negative working capital, these unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of November 30, 2013, the Company had a working capital deficiency of $2,560,749, and had an accumulated deficit of $5,521,144 and for the quarter ended November 30, 2013 has a net loss and net cash used in operations of $1,851,402 and $1,344,786, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

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

Since November 30, 2013, the Company has raised capital by conducting financings through debt and equity transactions. On December 6, 2013, the Company completed its fifth and final closing of its Private Placement Offering of Notes with certain Purchasers. As of the final closing of the Note offering, the Company received an aggregate amount of $1,655,000. On January 3, 2014 and January 7, 2014, the Company completed its first and second closings, respectfully, in a private placement of common stock and warrants, in the aggregate amount of $8,261,500. The closings are part of a “best efforts” private placement offering up to $10,000,000.

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six and three months ended November 30, 2013 and 2012, respectively, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2013 and 2012, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on September 13, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month periods ended November 30, 2013 are not necessarily indicative of results for the entire year ending May 31, 2014.

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

Use of estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates for the quarters ended November 30, 2013 and 2012, respectively, include the valuation of deferred tax assets.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at November 30, 2013 or May 31, 2013.

 Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At November 30, 2013, the Company did not have any allowance for doubtful accounts.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company has past due corporate federal and state tax returns.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2013 or May 31, 2013, with the exception of its convertible notes payable (see Note 3) and its earn out liability (see Note 9).

Cash is considered to be highly liquid and easily tradable as of November 30, 2013 and May 31, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

Revenue recognition

Staffing 360, Alliance, Inc. – The Company accounts for its revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, “Revenue Recognition, Principal Agent Considerations”.   The Company’s revenues are derived from our gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.  The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.  Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.  Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Consolidated Balance Sheets.

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

Control Solutions International Inc. - The Company recognizes revenues primarily on a time and materials basis as the services are performed and amounts are earned. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are rendered, fees are fixed or determinable, and collectability is reasonably assured.

Revenues earned in excess of billings are recorded as unbilled accounts receivable until billed. Billings in excess of revenues earned are recorded as advanced billings until revenue recognition criteria are met. Deposits and prepayments from customers are carried as deferred revenue until the requirements for revenue recognition are met.

Reimbursements, including those relating to travel, other out-of-pocket expenses and third-party costs, are included in revenues. The related reimbursable expenses are included in cost of revenue.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share".  Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of November 30, 2013 and 2012 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Quarter Ended
	November 30,
	2013	2012
Convertible notes issued	-	777,778
Convertible promissory notes	1,555,000	-
Warrants	897,230	-
Total	2,452,230	777,778

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computers	4 Years

Computer Equipment	4 Years

Network Equipment	3 Years

Software	3-8 Years

Office Equipment	7 Years

Furniture and Fixtures	7 Years

Leasehold Improvements	7 Years

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

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. An impairment was not necessary as of November 30, 2013.

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

Intangible Asset

In connection with the acquisition of TRG (see Note 9), the Company identified and recognized an intangible asset of $999,729 representing contractual and non contractual customer relationships. The asset is being amortized over the estimated life of four years. TRG customer relationships were valued using the replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on actual selling costs incurred and allocated to new customer generation over the preceding four years. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. The Intangible Asset balance, net of accumulated amortization, at November 30, 2013 is $853,935.

In connection with the acquisition of CSI (see Note 9), the Company identified and recognized an intangible asset of $1,433,730 representing contractual and non contractual US and foreign customer relationships on a consolidated basis. The asset is being amortized over the estimated life of four years. CSI customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. The Intangible Asset balance, net of accumulated amortization, at November 30, 2013 is $1,403,861.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	November 30,	May 31,
	2013	2013
	(Unaudited)
Computer software	$174,256	$5,075
Computers	50,924	-
Network Equipment	12,762	-
Office equipment	9,146	9,146
Furniture and fixtures	11,937	11,937
Leasehold improvements	5,446	5,446
Total Cost	264,470	31,604
Accumulated depreciation	(150,151)	(1,924)
Total	$114,319	$29,680

Depreciation expense for the six months ended November 30, 2013 and 2012 was $9,038 and $0, respectively.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible debentures consisted of the following:

	November 30,	May 31,
	2013	2013
	(Unaudited)
Convertible notes payable, net	$1,263,793	$50,000

Pursuant to the note agreements, on March 5, 2012, May 4, 2012, August 13, 2012, August 20, 2012, September 14, 2012 and October 4, 2012, the Company issued Notes in the principal amount of $50,000, $200,000 and $70,000, $30,000, $50,000 and $25,000 (the “Notes”), respectively. The Notes bear interest at the rate of 12% per annum and were due on February 20, 2013. Note holders totaling $375,000 extended their maturity dates to July 20, 2013 and one note holder totaling $50,000 extended the maturity date to June 15, 2013. Interest accrued and was payable on the last day of every fiscal quarter commencing on the first calendar quarter subsequent to the respective Note date and ending on the maturity date. The Company did not have the right to prepay these notes. On May 31, 2013, the Company converted a total of $375,000 of principal and $39,054 of accrued interest by delivering to the holders shares of Common Stock of the Company at a price equal to 50% of the securities sold in the private offering which closed on April 19, 2013. The unit price of the securities sold in the private offering totaled $0.90. In addition, on October 30, 2013, the Company converted a total of $50,000 of principal and $4,174 of accrued interest by delivering to the holders shares of Common Stock of the Company at a price equal to 50% of the securities sold in the private offering which closed on April 19, 2013. The unit price of the securities sold in the private offering totaled $0.90. In total the Company issued 1,040,729 shares (944,444 relating to principal and 96,285 relating to accrued interest).

On January 17, 2013, the Company closed a financing, by entering into a note purchase agreement with an investor whereby the Company sold to the holder a certain promissory note for the principal amount of $750,000.

The note accrued interest at a rate of 12% per annum on the aggregate principal amount, payable on July 20, 2013 (the “Maturity Date”). If the payment date occurred prior to the Maturity Date, the note was subject to a mandatory conversion into shares of the Company’s Common Stock, on the later of the date on which the Company: (i) acquired an operating company in the staffing industry, or (ii) closed the issuance and sale of equity securities in connection with the target acquisition. The shares of Common Stock issuable upon conversion of the note equaled: (i) the principal amount of the Note and the accrued interest thereon divided by (ii) 50% of the per share price at which shares were sold in the PIPE financing. On May 31, 2013, the Company converted a total of $750,000 of principal and $33,288 of accrued interest by delivering to the holders shares of Common Stock of the Company at a price equal to 50% of the securities sold in the private offering which closed on April 19, 2013. The unit price of the securities sold in the private offering totaled $0.90. In total the Company issued 1,740,639 shares (1,666,667 relating to principal and 73,972 relating to accrued interest).

Since the above convertible notes included an embedded conversion feature, management evaluated this feature to determine whether it met the definition of a beneficial conversion feature (“BCF”) within the scope of ASC 470-20, “Debt with Conversion and Other Options”. The Note holders shall have the option to exchange all or a portion of the face amount of the notes, plus any accrued and unpaid interest thereon, into the applicable dollar amount of any other securities issued by the Company in connection with the subsequent financing, at a conversion price equal to 50% of the subsequent financing offering price. In accordance with ASC 470-20, which deals with instruments containing a fixed percentage conversion feature dependent on a future event, the Company recorded interest relating to the debt conversion totaling $931,266, which was fully expensed at May 31, 2013.

On November 4, 2013 and November 7, 2013, the Company completed the first and second closings of its best efforts private offering up to $1,750,000 of 12% Unsecured Convertible Promissory Notes. Pursuant to a subscription agreement with the Purchasers, the Company issued to the purchasers notes for an aggregate of $1,025,000. Such notes are convertible into 1,025,000 shares of Common Stock without regard to the conversion of any interest that may become due on the notes and which also may be converted. The Company issued an aggregate of 256,250 shares of Common Stock to the purchasers in the first and second closing. On November 13, 2013, the Company completed its third closing of its private placement offering of notes with certain purchasers. Pursuant to the subscription agreements with the purchasers, the Company issued notes for an aggregate amount of $350,000 in the third closing to 3 investors. The Company issued an aggregate of 87,500 shares of Common Stock to the purchasers in the third closing. On November 22, 2013, the Company completed its fourth closing of its private placement offering of notes with certain purchasers. Pursuant to the subscription agreements with the purchasers, the Company issued notes for an aggregate amount of $130,000 in the fourth closing to 3 investors. The Company issued an aggregate of 32,500 shares of Common Stock to the purchasers in the fourth closing.

Such notes mature on the earlier of: (i) within 10 days following the closing of a $10 million private placement financing, or (ii) February 28, 2014 (the “Maturity Date”), unless voluntarily converted prior to that date. The notes are subject to a voluntary conversion at the election of the Purchasers upon the earlier of: (i) the final closing of a pipe financing or (ii) the consummation of the acquisition as described in the notes. The purchasers may elect to convert the principal amount of the note, including all accrued but unpaid interests, into units of the Company consisting of shares of Common Stock and warrants to purchase shares of common stock, at the same price as any units are sold in a pipe financing, whereas each purchaser will receive 25,000 shares and 12,500 warrants at an exercise price of $2.00 per warrant share for each $25,000 investment. In the event there is no pipe financing, upon notice from the Company, the investors in this offering may elect to convert the notes at a conversion price equal to $.90 and receive 12,500 warrants for each $25,000 of principal converted. The warrants will have an exercise price of $2.00 per share. In addition to the notes, each purchaser of the notes receives equity consideration at a rate of 12,500 shares of Common Stock for each $50,000 investment. In total the Company issued 388,750 shares of Common Stock. As a result of the share issuance, the Company recorded a debt discount of $279,103 and amortization of $55,711. The Company also recorded a beneficial conversion relating to the conversion feature of the instrument totaling $84,728 and amortization of $16,912. As of November 30, 2013 $1,555,000 in principal remains net of the remaining debt discount of $291,207 for a net loan balance of $1,263,793.

For the six months ended November 30, 2013 and 2012, interest expense related to the convertible promissory notes amounted to $12,102 and $20,348, respectively. At November 30, 2013 and May 31, 2013, aggregate principal due pursuant to the Note Agreements amounted to $1,555,000 and $50,000, respectively. The carrying amounts of these liabilities at November 30, 2013 and May 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate. Additionally, as of November 30, 2013 and May 31, 2013, accrued and unpaid interest under the convertible notes amounted to $12,102 and $20,348, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

NOTE 4 – PROMISSORY NOTES

Promissory notes consisted of the following:

	November 30,	May 31,
	2013	2013
	(Unaudited)

Promissory notes	$36,251	$-

Pursuant to the promissory note agreements, on October 18, 2013, September 27, 2013, October 18, 2013 and October 28, 2013, the Company issued notes in the principal amount of $100,000, $40,000, $100,000 and $100,000, (the “Notes”), respectively. The Notes bear interest at the rate of 12% per annum and were due at the earlier of the completion of the Company’s $1.5 million bridge financing or 90 days from the date of the note. In addition the note holders receive an aggregate of 25,000 shares of Common Stock of the Company for each $100,000 invested or a prorated portion thereof. The Company issued 87,500 common shares. As a result of the share issuance, the Company recorded a debt discount of $61,026 and amortization of $57,276. On November 12, 2013 and November 19, 2013 the Company repaid $300,000 in principal and $3,189 in interest. As of November 30, 2013 $40,000 in principal remains net of the remaining debt discount of $3,749 for a net loan balance of $36,251.

For the six months ended November 30, 2013 and 2012, interest expense related to the promissory notes amounted to $3,896 and $0, respectively. Additionally, as of November 30, 2013 and May 31, 2013, accrued and unpaid interest under the convertible notes amounted to $625 and $0, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

NOTE 5 - RELATED PARTY TRANSACTIONS

Consulting fees – related parties

For the six months ended November 30, 2013, the Company incurred $30,000, in consulting fees to Trilogy Capital, which has been included in consulting fees - related parties on the accompanying unaudited condensed consolidated statements of operations. The Company’s President, Alfonso J. Cervantes, is the majority owner of Trilogy. The Company incurred $11,500 in corresponding fees during the six months ended November 30, 2012. In addition the Company recorded $16,500 as an accounts payable – related parties balance as of November 30, 2013. Of the $16,500 recorded as accounts payable – related parties, $14,546 is owed to Alfonso J. Cervantes as president of the Company and $1,704 is owed to Trilogy Capital.

For the six months ended November 30, 2013, the Company incurred $90,000 in consulting fees to Robert Y. Lee, which has been included in consulting fees - related parties on the accompanying unaudited condensed consolidated statements of operations. The Company incurred $7,500 in corresponding fees during the six months ended November 30, 2012. In addition the Company recorded $16,500 as an accounts payable – related parties balance as of November 30, 2013.

For the six months ended November 30, 2013, the Company incurred $90,000 in consulting fees to Grandview Capital Partners, Inc., which has been included in consulting fees - related parties on the accompanying unaudited condensed consolidated statements of operations. The Company incurred $7,500 in corresponding fees during the six months ended November 30, 2012. In addition the Company recorded $13,507 as an accounts payable – related parties balance as of November 30, 2013.

For the six months ended November 30, 2013, the Company incurred $0 in accounting fees to CFO Oncall, Inc., a company majority-owned by Adam Wasserman, the Company’s former chief financial officer. For the six months ended November 30, 2012, the Company incurred $19,312, in accounting fees to CFO Oncall, Inc. These fees have been included in consulting fees – related parties on the accompanying consolidated statements of operations. In addition the Company recorded $5,359 as an accounts payable – related parties balance as of November 30, 2013.

For the three months ended November 30, 2013, the Company incurred $0 in accounting fees to Chord Advisors, Inc. David Horin, the former Chief Financial Officer of Staffing 360 Solutions, Inc., is the President of Chord Advisors, LLC. The Company recorded $0 as an accounts payable – related parties balance as of November 30, 2013. In addition the Company converted the existing $27,500 into 27,500 shares of Common Stock in full satisfaction of the outstanding fees. Mr. Horin resigned as chief financial officer on April 15, 2013.

For the six months ended November 30, 2013, the Company incurred $0 in consulting fees to Richard M. Cohen. Mr. Cohen is the Chairman of Chord Advisors, LLC. The Company incurred $0 in corresponding fees during the three months ended November 30, 2012. In addition the Company converted the existing $60,000 into 60,000 shares of Common Stock in full satisfaction of the outstanding fees.

For the six months ended November 30, 2013, the Company incurred $30,000 in consulting fees to Dimitri Villard. Mr. Villard is a director of the Company. The Company incurred $0 in corresponding fees during the six months ended November 30, 2012. These fees have been included in consulting fees – related parties on the accompanying unaudited condensed consolidated statements of operations. In addition the Company recorded $15,000 as an accounts payable – related parties balance as of November 30, 2013.

For the six months ended November 30, 2013, the Company incurred $30,000 in consulting fees to Robert Mayer. Mr. Mayer is a director of the Company. The Company incurred $0 in corresponding fees during the six months ended November 30, 2012. These fees have been included in consulting fees – related parties on the accompanying unaudited condensed consolidated statements of operations. In addition the Company recorded $15,000 as an accounts payable – related parties balance as of November 30, 2013.

Other

TRIG Special Purpose 1, LLC, from time to time, provided advances to the Company for working capital purposes. TRIG Special Purpose 1, LLC is beneficially owned by the Company’s president Alfonso J. Cervantes, the Company’s former principal financial officer and director, Peter Goldstein, and Robert Y. Lee, a shareholder of the Company. During the six months ended November 30, 2013, TRIG Special Purpose 1, LLC advanced the Company $10,000. During the year ended May 31, 2013, TRIG Special Purpose 1, LLC advanced the Company $33,000 for working capital purposes. To date, the Company has repaid $17,721 to TRIG Special Purpose 1, LLC. At November 30, 2013, the Company had a payable to Trig Special Purpose 1 LLC of $27,279, which has been included in accounts payable - related parties on the accompanying unaudited condensed consolidated balance sheets. These advances were short-term in nature and non-interest bearing.

On February 15, 2013, the Company entered into an employment agreement with Darren Minton to serve as a Senior Vice President of the Company.  Pursuant to the terms of the employment agreement, the Company will pay Mr. Minton $48,000 annually. The Company recorded $0 as an accounts payable – related parties balance as of November 30, 2013.

NOTE 6 – ACCOUNTS RECEIVABLE FINANCING

In January 2013, the Company entered into an agreement under which it borrows money against open accounts receivable.

Under this arrangement, the Company receives advances of up to 90% of the face value of eligible receivables.   Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company net of financing fees.

The Company insures the accounts receivable that are assigned to the Financing Company in the event of the failure of the creditor to make payment.

The borrowings carry interest at a rate of .025% per day (9% per annum).  At November 30, 2013, $1,186,591 was recorded as a liability (including interest) relating to Accounts Receivable Financing.

NOTE 7 – STOCKHOLDERS’ (DEFICIT) EQUITY

On April 19, 2013, the Company completed a closing of a private offering of units with certain accredited investors for total gross proceeds of $1,050,000. Pursuant to a subscription agreement with the purchasers, the Company issued to the purchasers units consisting of (i) 27,778 shares of Common Stock and (ii) a three year warrant to purchase 13,889 shares of Common Stock at an exercise price of $1.80 per share, for a purchase price of $25,000 per unit. In total, the Company sold 42 units totaling 1,166,676 shares of Common Stock and 583,338 warrants.

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

On April 26, 2013, the Company issued 175,734 shares of its Common Stock, with a fair value of $140,587, to a consultant, based on the terms of his agreement, which states the consultant shall receive 2% of the Company’s outstanding Common Stock upon the closing of the Company’s first acquisition.

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

On May 31, 2013, the Company converted a total of $1,175,000 of principal and $76,616 of accrued interest related to convertible notes outstanding by delivering to the holders shares of Common Stock of the Company at a price equal to 50% of the securities sold in the private offering. The unit price of the securities sold in the private offering totaled $0.90. In total the Company issued 2,781,368 shares of Common Stock (2,611,111 relating to principal and 170,257 relating to accrued interest).

On July 2, 2013, the Company completed a second closing of a private offering of units with certain accredited investors for gross proceeds of $565,000. Pursuant to a subscription agreement with the purchasers, the Company issued to the purchasers units consisting of (i) 27,778 shares of Common Stock and (ii) a three year warrant to purchase 13,889 shares of Common Stock at an exercise price of $1.80 per share, for a purchase price of $25,000 per unit. In total, the Company sold 22.6 units totaling 627,783 shares of common stock and 313,892 warrants.

On July 2, 2013, the Company issued 254,667 shares of Common Stock to four consultants and one employee pursuant to the terms of their agreements valued at $180,456.

On November 4, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of CSI pursuant to a stock purchase agreement dated August 14, 2013, entered into by and among the Company, CSI and the shareholders of CSI.   At the closing, the Company paid $119,000 of the purchase price by issuing to the CSI shareholders of 136,000 restricted shares of the Company’s Common Stock, at a price of $0.875 per share.

During the quarter ended November 30, 2013 the Company issued 100,000 shares of Common Stock related to the conversion of account payable.

During the quarter ended November 30, 2013 the Company issued 87,500 shares of Common Stock related to the promissory notes (see Note 4).

During the quarter ended November 30, 2013 the Company issued 388,750 shares of Common Stock related to the convertible promissory notes (see Note 3).

As of November 30, 2013 and May 31, 2013, the Company has issued and outstanding 14,003,447 and 12,288,138, shares of Common Stock, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at November 30, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.80	897,230	2.47	$1.80	897,230	$1.80

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2013	583,338	$-
Issued	313,892	1.80
Exercised	—	—
Expired	-	-
Outstanding at November 30, 2013	897,230	$1.80

Warrants issued:

On April 26, 2013, the Company issued warrants to purchase 583,338 shares of Common Stock at an exercise price of $1.80 per share. The warrants expire three years from the date of grant.

On July 2, 2013, the Company issued warrants to purchase 313,892 shares of Common Stock at an exercise price of $1.80 per share. The warrants expire three years from the date of grant.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On December 15, 2011, TRIG Capital Group, LLC entered into an employment agreement (the “Hartley Employment Agreement”) with Allan Hartley to become its Chief Executive Officer and a Director. On February 21, 2012 the (“Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s chief executive officer (the “CEO”). Pursuant to the Employment Agreement, the CEO shall be paid $7,500 per month on part time basis. Upon completion of the initial acquisition of a target company, Mr. Hartley will receive an annual salary of $180,000 on a full time basis. Additionally, the Company shall transfer (or cause to be transferred) to CEO a number of shares (the “CEO Shares”) of the Company’s Common Stock that represents 5% of the outstanding common stock of the Company as of the date of the share acquisition agreement dated February 19, 2012. The CEO Shares shall vest at the following milestones: of the five percent (5%) total shares transferred to the CEO, two percent (2%) will vest simultaneous with the completion of the Company’s first acquisition and one percent (1%) will vest as the completion of the Company’s second, third and fourth acquisitions, respectively. On April 26, 2013, the first milestone was triggered when the Company acquired TRG. Mr. Hartley was issued 152,400 shares, valued at $140,587, based on the terms of his agreement (see Note 7).

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

On March 21, 2013, the Company entered into a four year employment agreement (the “Aiello Employment Agreement”) with Mark P. Aiello, to serve as a senior vice president of the Company and as president of Cyber 360 Solutions, the Company’s cyber security division.  In addition, the parties agreed that Mr. Aiello shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Aiello Employment Agreement, the Company will pay Mr. Aiello $150,000 annually. Mr. Aiello is also entitled to an annual base commission equal to 3% of the gross profit of Cyber 360 Solutions. In addition, Mr. Aiello will receive reimbursement for all reasonable expenses which Mr. Aiello incurs during the course of performance under the Aiello Employment Agreement. Mr. Aiello or the Company can terminate the Aiello Employment Agreement one hundred eighty days prior to the end of the term of the agreement otherwise the agreement will automatically extend for one additional year.

On November 4, 2013, the Company entered into a four year employment agreement (the “Cooper Employment Agreement”) with Charlie Cooper, to serve as Vice President of the Company and as Chief Operating Officer of CSI, the Company’s professional services and consulting division.  Pursuant to the Cooper Employment Agreement, the parties agreed that Mr. Cooper will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Cooper will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Cooper is also entitled to an annual base commission equal to 2% of the gross profit of professional services and consulting division. In addition, Mr. Cooper will receive an additional monthly commission, not to exceed 1.75%, if the CSI gross profit exceeds $2,200,000. The Cooper Employment Agreement will automatically renew for successive one year terms following the completion of the initial four year term of the agreement unless terminated by the Company or Mr. Cooper ninety days prior to the end of such term.

On November 4, 2013, the Company entered into a four year employment agreement (the “Gesualdi Employment Agreement”) with Margaret Gesualdi to serve as Vice President of the Company and as Mid-Atlantic Region Managing Partner of CSI, the Company’s professional services and consulting division.  Pursuant to the Gesualdi Employment Agreement, the parties agreed that Ms. Gesualdi will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Ms. Gesualdi will receive a salary of $190,000 annually, plus reasonable expenses. Ms. Gesualdi is also entitled to an annual base commission equal to 2% of the “employee attributable gross profit” of the professional services and consulting division. For purposes of the Gesualdi Employment Agreement, “employee attributable gross profit” means the total revenue recognized by CSI or attributable to any “employee managed” assets during the fiscal year less all direct expenses incurred or attributable to the “employee managed assets” during the fiscal year. “Employee managed assets” means any assets acquired by the Company after the effective date of the Gesualdi Employment Agreement that are managed by the Ms. Gesualdi. In addition, Ms. Gesualdi will receive an additional monthly commission, not to exceed 1.75%, if the employee attributable gross profit exceeds $750,000. The Gesualdi Employment Agreement will automatically renew for successive one year terms following the completion of the initial four year term of the agreement unless terminated by the Company or Ms. Gesualdi ninety days prior to the end of such term.

On November 4, 2013, the Company entered into a four year employment agreement (the “Dealy Employment Agreement”) with Simon Dealy, to serve as Sr. Vice President of the Company and as Chief Executive Officer of CSI, the Company’s professional services and consulting division.  Pursuant to the terms of the Dealy Employment Agreement, the parties agreed that Mr. Dealy will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Dealy will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Dealy is also entitled to an annual base commission equal to 2% of the gross profit of professional services and consulting division. In addition, Mr. Dealy will receive an additional monthly commission, not to exceed 1.75%, if the CSI gross profit exceeds $2,200,000. The Dealy Employment Agreement will automatically renew for successive one year terms following the completion of the initial four year term of the agreement unless terminated by the Company or Mr. Dealy ninety days prior to the end of such term.

Consulting Agreements

On May 1, 2012, the Company entered into a one-year advisory agreement for business advisory services with Mr. Richard M. Cohen.  In connection with the agreement, the Company shall pay this consultant $120,000 during the term of the contract payable in a combination of cash and stock of the Company on the following basis:

In consideration of the services to be rendered by Mr. Cohen pursuant to this Agreement, Mr. Cohen shall be entitled to receive as compensation $60,000 in the form of the Company's Common Stock. The number of shares of common stock of the Company shall be based on a value equal to the per share price that shares to be sold in the private placement financing for the Company's initial acquisition concurrent with the Alternative Public Offering.

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

At November 30, 2013 and May 31, 2013, the Company owed this advisor $60,000, respectively which subsequently has been converted into 60,000 shares of Common Stock and is regarded as paid in full.

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. The parties agreed that from July 1, 2012 until June 30, 2013, the Mr. Villard would perform advisory services for the Company, as well as serving as member of our board of directors. Mr. Villard will devote, on a non-exclusive basis, the necessary time, energy and efforts to our business and to use his best efforts and abilities to faithfully and diligently promote our business interests. The Company will pay Mr. Villard $45,000, consisting of: (i) $22,500 of shares of our Common Stock to be issued equally on a monthly basis pursuant to the terms of the agreement (based on the value equal to 50% of the per share price of the common stock sold in the private placement financing), and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the agreement. This agreement expired on June 30, 2013 and Mr. Villard continued receiving compensation on a month to month basis. On September 26, 2013, Mr. Villard signed a new agreement with the Company.

On July 19, 2012, the Company entered into a one-year consulting agreement for business development, business modeling and support services to the CFO with River Star Professional Group (“RSPG”) which was amended to a two year agreement effective July 17, 2013.  As part of the amendment, the Company acknowledged that an outstanding balance was due to RSPG. Further, in connection with the amendment, the Company shall: (i) issue a scope of work statement for any pre-due diligence analysis and for any due diligence services required by the Company to be completed with RSPG providing a flat rate price quote to perform such services for each Target acquisition plus pre-approved related expenses incurred in performing such service ; (ii) for business modeling and support services to the CFO, pay this consultant a monthly cash retainer of $5,000 the first day of each month for the term of this agreement plus $2,500 per month in the form of Common Stock of the Company based upon the closing share value as of the last day of each month, for up to 40 man hours of service time with additional hours above 40 hours billed at an agreed upon hourly rate plus pre-approved related expenses incurred in performing such services; and (iii) the Company will pay the Consultant performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Additionally in November 2013, the Company requested that RSPG provide compliance support services for which RSPG was paid an initial $30,000 retainer fee. As of November 30, 2013, the current outstanding balance owed to RSPG is $208,794.04 plus $16,250 of shares of the Company’s Common Stock. On February 15, 2013, the Company entered into an advisory agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 for CFO services per month and $5,000 for Controller/back office services per month for a period of 12 months. The Company’s former Chief Financial Officer, David Horin, is the President of Chord. On April 15, 2013, David Horin resigned as Chief Financial Officer.

On February 15, 2013, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target. The Company will pay Grandview $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company will further compensate Grandview as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to have the Company provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. Grandview will receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. The Company’s former Chairman of the Board, Principal Financial Officer, and Treasurer, Peter Goldstein, is the majority shareholder of Grandview Capital Partners, Inc. Mr. Goldstein resigned from the Board and all officer positions as of January 3 2014.

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

On February 14, 2013, the Company entered into a corporate services agreement (the “Pylon Agreement”) with Pylon Management, Inc. (“Pylon”). Pursuant to the Pylon Agreement, Pylon will provide the Company primarily with assistance and advice in identifying out a potential merger or acquisition targets and integrating such acquired business into the Company for a period of eighteen (18) months. Pursuant to the Pylon Agreement, for any merger and acquisition transaction, Pylon will receive a fee between three (3%) and five (5%) percent of the transaction value. Pylon shall also receive equity compensation in the amount of two percent (2%) of the outstanding shares of the Company’s Common Stock on the date of the first M&A transaction, and one percent (1%) of the outstanding shares of the Company’s Common Stock on the date of the second M&A transaction. All shares of the Company Common Stock issued under the Pylon Agreement shall have “piggyback” registration rights at the Company’s election and shall be included in any registration statement filed by the Company with the Securities and Exchange Commission. Upon the closing of the first M&A transaction, the Company will pay a monthly retainer of $5,000 per month. The Company will also pay Pylon 2% of the net sales of the Company for administrative services rendered, which may be reduced pursuant to the Pylon Agreement. The Pylon Agreement may be terminated by either party upon ninety (90) days written notice. On April 26, 2013, the Company acquired TRG. As such, Pylon was issued 175,734 shares based on the terms of the agreement. The Company has terminated the agreement with Pylon but has not executed a formal agreement.

On February 15, 2013, Staffing 360 Solutions, Inc. (the “Company”) entered into an advisory agreement (the “Joshua Capital Agreement”) with Joshua Capital, LLC (“Joshua Capital”). Pursuant to the Joshua Capital Agreement, Joshua Capital will provide the Company primarily with advisory and consulting services in connection with the Company’s business operations. The Company will pay Joshua Capital $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The agreement may be terminated by the Company for cause, as defined in the agreement. Robbie Lee, a shareholder of the Company is the majority shareholder of Joshua Capital, LLC. The Company and Joshua Capital terminated the agreement effective December 31, 2013.

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

NOTE 9 - ACQUISITIONS

On April 26, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of TRG, pursuant to a stock purchase agreement (the “TRG Purchase Agreement”) dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG (the “TRG Shareholders”). Prior to the completion of the Company’s audit, the aggregate consideration paid by the Company to the TRG Shareholders for the acquisition was $1,665,849, payable as follows: (i) at the closing of the TRG acquisition (the “Closing”) the Company made cash payments to the TRG Shareholders in an aggregate of $896,996 and (ii) at the Closing, the Company paid the remaining $768,853 of the purchase price by issuing to the TRG Shareholders of 512,569 restricted shares of the Common Stock at a price of $1.50 per share. In addition to the purchase price, the Company will pay to the TRG Shareholders performance based compensation in an amount in cash equal to the following percentages of TRG’s gross profit from the date of Closing through the end of the sixteenth (16th) quarter following the Closing date (the “Earn Out Period”) not to exceed a total of ($1,500,000): (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period.

Upon completion of the Company’s audit and the valuation of the earn-out liability, the aggregate consideration paid by the Company to the TRG Shareholders for the acquisition was $2,509,342 (the “Purchase Price”), payable as follows: (i) at the closing of the TRG acquisition (the “Closing”) the Company made cash payments to the TRG Shareholders in an aggregate of $907,287 at the Closing, the Company paid the remaining $410,055 of the Purchase Price by issuing to the TRG Shareholders of 512,569 restricted shares of the Common Stock at a price of $0.80 per share. In addition to the Purchase Price, the Company will pay to the TRG Shareholders performance based compensation in an amount in cash equal to the following percentages of TRG’s gross profit from the date of Closing through the end of the sixteenth (16th) quarter following the Closing date (the “Earn Out Period”) not to exceed a total of ($1,500,000): (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period. The Company estimates the performance based compensation to total $1,192,000. The earn-out liability is calculated in accordance with the terms of the TRG purchase agreement.  The liability was valued by a third party financial advisory firm based on management's best estimates of the projected financial results of TRG over the next four years. The Company adjusts the earn-out liability on a quarterly basis based on actual results. Adjustments are recorded on the statement of operations. During the six months ended November 30, 2013, the Company paid $142,255 towards the earn-out liability. At November 30, 2013 the balance of the earn-out liability was $1,049,745. As a result of the acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions”. This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the acquisition of TRG, the Company identified and recognized an intangible asset of $999,729 representing contractual and non contractual customer relationships. The asset is being amortized over the estimated life of the asset of four years. During the six months ended November 30, 2013 and 2012 the Company recognized amortization expense of $145,794 and $0, respectively. The Company will recognize amortization expense of $249,932 in the fiscal year ended 2014, $249,932 in the fiscal year ended 2015, $249,932 in the fiscal year ended 2016 and $229,105 in the fiscal year ended 2017. The Intangible Asset balance at November 30, 2013 is $853,935.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:

Current assets	$47,881
Intangible assets	999,729
Goodwill	1,467,718

LIABILITIES

Current liabilities	$5,986

Net purchase price	$2,509,342

On November 4, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of Control Solutions International, Inc., a Florida corporation (“CSI”) and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a definitive Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid by the Company to the NCSI Shareholders for the Acquisition was $3,530,454 (assuming entire earnout is paid), payable as follows: (i) cash payments at closing to the NCSI Shareholders of $1,311,454 and (ii) at the Closing, the Company paid the remaining $119,000 of the purchase price by issuing to the NCSI Shareholders 136,000 restricted shares of the Company’s common stock at a price of $0.875 per share and (iii) in addition to the Purchase Price, the Company will pay to the Shareholders performance based compensation in an amount equal to 20% of the amount of CSI’s and CCSI’s consolidated gross profit from the Closing Date through the end of the sixteenth (16th) quarter following the Closing Date (the “Earn Out Period”) not to exceed a total of $2,100,000. As a result of the Acquisition, CSI has become a wholly-owned subsidiary of the Company.

In connection with the acquisition of CSI, the Company identified and recognized an intangible asset of $1,433,730 representing contractual and non contractual US and foreign customer relationships on a consolidated basis. The asset is being amortized over the estimated life of four years. CSI customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company.management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. During the six months ended November 30, 2013 and 2012 the Company recognized amortization expense of $29,869 and $0, respectively. The Company will recognize amortization expense of $209,869 in the fiscal year ended 2014, $358,433 in the fiscal year ended 2015, $358,433 in the fiscal year ended 2016, $358,433 in the fiscal year ended 2017 and $149,347 in the fiscal year ended 2018. The Intangible Asset balance, net of accumulated amortization, at November 30, 2013 is $1,403,861.

The fair value allocation of intangible assets resulting from the acquisition of CSI is based on management estimates. The Company intends to retain the services of an independent valuation expert to determine the fair market value of the identifiable intangible assets, including the customer list and employment agreements associated with the acquisition of CSI. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on November 4, 2013. The Company anticipates this will be completed prior to filing its annual report and reflected in its upcoming audited consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:

Current assets	$1,475,716
Intangible assets	1,433,730
Goodwill	765,879

LIABILITIES

Current liabilities	$144,871

Net purchase price	$3,530,454

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of TRG and CSI had occurred as of June 1, 2012:

	For the Six Months Ended November 30,		For the Three Months Ended November 30,
	2013	2012	2013	2012

Net Revenues	$6,363,926	$6,046,561	$3,573,270	$3,278,208

Net loss from continuing operations	(1,562,002)	(506,305)	(1,089,991)	(99,060)

Net loss per share from continuing operations	(0.12)	(0.06)	(0.08)	(0.01)

Weighted average number of shares – Basic and diluted	13,270,588	8,268,569	13,537,742	8,268,569

NOTE 10 – CONCENTRATION OF CREDIT RISK

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended November 30, 2013. The Company had two customers who contributed approximately $1,815,216 or 55% of the Company’s net revenues for the six months ended November 30, 2013. These two customers accounted for 30% of the Company’s total outstanding accounts receivable.

Customer	Six Months Ended November 30, 2013
A	23%

B	32%

NOTE 11 – SUBSEQUENT EVENTS

On December 6, 2013, the Company completed its fifth and final closing of its Private Placement Offering of Notes with certain Purchasers. Pursuant to the Subscription Agreements with the Purchasers, the Company issued to the Purchasers Notes for an aggregate amount of $150,000 in the fifth closing to 4 investors. The Company issued an aggregate of 37,500 shares of Common Stock to the Purchasers in the fifth closing. As of the final closing, the Company received an aggregate amount of $1,655,000 from a total of 23 investors and issued an aggregate of 413,750 shares of Common Stock to the purchasers. In connection with the Private Placement Offering, the Company retained Accelerated Capital Group, Inc. as the placement agent. For acting as placement agent, the Company agreed to pay: (i) a fee in cash up to an amount equal to ten percent (10%) of the aggregate gross proceeds raised by such brokers in the Private Placement Offering, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds raised by such broker in the Private Placement Offering, and (iii) shares of Common Stock equal to an amount up to ten percent (10%) of the aggregate number of shares of Common Stock issued in connection with funds raised by the broker in the Private Placement Offering. As of the final closing, the Company paid the placement agent an aggregate consideration of $198,600 and issued an aggregate of 41,375 shares of Common Stock.

 On January 3, 2014, the Company consummated and closed the acquisition of 100% of the issued and outstanding stock of Initio International Holdings Limited, a company organized under the laws of England and Wales (“Initio”) and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”). The acquisition was completed pursuant to that certain share purchase agreement, dated October 30, 2013, as amended by Amendment No. 1 to the share purchase agreement, dated December 10, 2013, by and among the Company and the shareholders of Initio.

The aggregate consideration paid at the closing by the Company to the Initio shareholders for the sale and purchase of all the shares of Initio and the Subsidiaries was as follows: (i) $14.85 million (the "Purchase Price") in cash, shares and promissory notes of the Company; plus (ii) $500,000 (the aggregate of (i) an (ii) together the “Total Purchase Price”) as follows:

(i)	Cash Portion. At the closing, the Company paid to the Initio shareholders an aggregate of $6,440,000 in immediately available funds equal to 40% of the Purchase Price;

(ii)	Shares. At the closing, the Company issued 3,296,702 shares of Common Stock, representing 33.3% of the Purchase Price, to the Initio shareholders of the Company’s Common Stock, valued at a price of $1.50 per shares, which such shares are subject to piggy-back registration rights; and

(iii)	Promissory Notes. At the closing, the Company executed and delivered to the Initio shareholders a three year promissory note (subject to adjustment if certain post-closing results are not achieved) in the aggregate principal amount of $3,964,949 equal to 26.7% of the Purchase Price, and each promissory note bears interest at the rate of six (6%) percent per annum, amortized on a five year straight line basis.

On January 3, 2014 and January 7, 2014, the Company completed its first and second closings of a private placement offering, respectfully, in the aggregate amount of $8,261,500 for an aggregate of 330.46 Units. The closings are part of a “best efforts” private placement offering up to $10,000,000 consisting of up to 400 units of the Company, each Unit consisting of (i) 25,000 shares of the Common Stock priced at $1.00 per share and (ii) warrants to purchase 12,500 shares, at an exercise price of $2.00 per Warrant Share.

In connection with the Private Placement Offering, the Company retained Accelerated Capital Group, Inc. as the placement agent. For acting as placement agent, the Company agreed to pay Accelerated Capital Group: (i) a fee in cash up to an amount equal to ten percent (10%) of the aggregate gross proceeds raised by such broker in the Private Placement Offering, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds raised by such broker in the Private Placement Offering, and (iii) shares of Common Stock equal to an amount up to ten percent (10%) of the aggregate number of shares of Common Stock issued in connection with funds raised by the broker in the Private Placement Offering. As of the first and second closings, the Company paid the placement agent an aggregate consideration of $991,380 and issued an aggregate of 826,150 shares of Common Stock. Further, in the event any purchaser of those certain 12% Unsecured Convertible Promissory Notes that were issued pursuant to Note Purchase Agreements in connection with a $1,750,000 Bridge Offering, elects to convert his or her Note, the Company will pay a commission to the placement agent, payable in shares of Common Stock, equal to 20% of the shares of Common Stock issued pursuant to the conversion of any principal amount of the Notes, plus accrued interest.

On January 3, 2014, Amendment No. 1 to Employment Agreement of Alfonso J. Cervantes, the Company’s President and Director, which amends that certain Employment Agreement, dated February 15, 2013, by and between the Company and Mr. Cervantes, became effective. The Amended Employment Agreement, which was executed on December 31, 2013, amends the Original Employment Agreement by (i) extending the term of Mr. Cervantes’ employment through December 31, 2016, (ii) increasing Mr. Cervantes’ salary to $250,000 per annum (effective upon Closing) and (iii) providing for certain performance bonuses relating to certain milestones of the Company. In addition, Mr. Cervantes has been appointed Vice Chairman of the Board.

On January 3, 2014, the Company’s Employment Agreement with Allan Hartley became effective. Pursuant to the Hartley Employment Agreement, Mr. Hartley will serve as Co-Chief Executive Officer of the Company. Mr. Hartley will be paid a salary of $250,000 per annum, plus other benefits including reimbursement for reasonable expenses and paid vacation. Mr. Hartley will also be entitled to certain performance bonuses based upon the Company achieving certain milestones. The Hartley Employment Agreement has a term through December 31, 2016.

On January 3, 2014, in connection with the Acquisition, Peter Goldstein resigned from his position as Chairman of the Board to focus on other business activities. Mr. Goldstein did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On January 3, 2014, in connection with the Acquisition, Mr. Briand entered into an employment agreement with Monroe and acknowledged by Initio and the Company. Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company as well as Chief Executive Officer of Monroe. Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both the Company and Monroe. Mr. Briand will also be entitled to an annual bonus of up to 50% of his annual base salary based on the Company and its Subsidiaries reaching certain financial milestones. The Briand Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. Mr. Briand’s salary and bonus will be paid by Monroe. In addition, and concurrently with the Acquisition, Mr. Briand was appointed to serve as a director on the Company’s Board of Directors.

On January 3, 2013, in connection with the Acquisition, Mr. Flood entered into a services agreement with Initio and acknowledged by the Company. Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the Board as well as Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192,000 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both the Company and Initio. Mr. Flood’s salary will be adjusted, but not decreased, annually based upon the Consumer Price Index in UK for All Urban Consumers. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based on the Company and its Subsidiaries reaching certain financial milestones. The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. Mr. Flood’s salary and bonus will be paid by Initio.

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

Overview

The Company was incorporated in the State of Nevada on December 22, 2009, with the name “Golden Fork Corporation”. On March 16, 2012, the Company filed the Amendment to change its name from “Golden Fork Corporation” to “Staffing 360 Solutions, Inc.”

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

On April 26, 2013, the Company consummated the TRG Acquisition, pursuant to the TRG Purchase Agreement dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (see Note 9).

On November 4, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of CSI pursuant to a definitive stock purchase agreement dated August 14, 2013 by and among the Company, NCSI, and the shareholders of NCSI (see Note 9).

Following the end of the reporting period, on January 3, 2014, the company consummated and closed the acquisition of 100% of the issued and outstanding stock of Initio and its respective Subsidiaries, including but not limited to Monroe The acquisition was completed pursuant to that certain share purchase agreement, dated October 30, 2013, as amended by Amendment No. 1 to the share purchase agreement, dated December 10, 2013, by and among the Company and the shareholders of Initio. See Note 11 to the financial statements in this Quarterly Report on Form 10-Q for a more complete description of the acquisition of Initio.

Limited Operating History

We intend to acquire domestic and international staffing companies. To date, we operate three entities, Staffing Alliance, Cyber 360, and CSI. On January 3, 2014, we consummated and closed the acquisition of 100% of the issued and outstanding stock of Initio International Holdings Limited, and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC. We are currently negotiating with other potential acquisitions. We began generating revenues in October 2012. We have generated only minimal revenue to date from these entities and have not demonstrated that we will be able to expand our business. Our business plan is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods and cost overruns.

From inception to November 30, 2013, we raised $5,998,392 in the form of convertible notes payable, related party notes, accounts receivable financing and through the sale of common stock and warrants. Since November 30, 2013, the Company has raised capital by conducting financings through debt and equity transactions. On December 6, 2013, the Company completed its fifth and final closing of its Private Placement Offering of Notes with certain Purchasers. As of the final closing of the Note offering, the Company received an aggregate amount of $1,655,000. On January 3, 2014 and January 7, 2014, the Company completed its first and second closings, respectfully, in the aggregate amount of $8,261,500. The closings are part of a “best efforts” private placement offering up to $10,000,000. We will be seeking additional financing in the future in order to obtain the capital required to implement our business plan and purchase and operate staffing companies. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we will be unable to continue, develop or expand our operations. Equity financing will result in additional dilution to our existing shareholders.

Results of Operations

For the three months ended November 30, 2013 as compared to the three months ended November 30, 2012

The following table sets forth the results of our operations for the three months ended November, 2013 and 2012 indicated as a percentage of net revenues:

	Quarter Ended November 30,
	2013		2012

Service revenues	$1,963,607	100%	$10,694	100%
Direct cost of services	1,332,148	68%	1,117	10%
Gross profit	631,459	32%	9,577	90%
Operating expenses	1,861,752	95%	215,560	2,016%
Loss from operations	(1,230,293)	(63)%	(205,983)	(1,926)%
Other expenses	(193,618)	(10)%	(12,443)	116%
Loss before provision for income taxes	(1,423,911)	(73)%	(218,426)	(2,043)%
Provision for income taxes	-	-%	-	-
Net loss	$(1,423,911)	(73)%	(218,426)	(2,043)%

Service revenues

We began to generate revenues in October 2012. As of November 30, 2013, the Company had three entities – Staffing Alliance, Cyber 360, and Control Solutions International (CSI). Staffing Alliance provides temporary staffing and payroll processing services. Payroll services are performed for which the Company handles basic human resources functions, weekly payroll, direct deposit, W-2’s and workers’ compensation insurance. Temp staff services include assistance in sourcing and recruitment strategy. Staffing Alliance revenues are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Gross billings for the quarter ended November 30, 2013 totaled $512,254. Staffing Alliance reduced its the gross billings by $426,517 for employee payroll costs representing wages and associated payroll expenses (taxes, unemployment, workers compensation) paid to employees and tax authorities on behalf of clients for which the Company provides payroll processing services. For the three months ended November 30, 2013, Staffing Alliance had net revenues of $85,737. Gross billings for the quarter ended November 30, 2012 totaled $234,484. Staffing Alliance reduced its the gross billings by $223,790 for employee payroll costs representing wages and associated payroll expenses (taxes, unemployment, workers compensation) paid to employees and tax authorities on behalf of clients for which the Company provides payroll processing services. For the three months ended November 30, 2012, Staffing Alliance had net revenues of $10,694. Cyber 360 primarily provides IT and information security temporary staffing services for an array of large institutions. They also provide permanent placement, consulting to permanent placement and consulting. Contingent staffing and consulting revenues are recognized when the services are rendered by the Company’s contingent employees and consultants. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits.

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

Cyber 360 was acquired on April 26, 2013. For the three months ended November, 2013, Cyber 360 had revenues of $1,219,778 compared to $0 for the three months ended November 30, 2012.

Control Solutions International (CSI) was acquired on November 4, 2013. It provides consulting and risk advisory services principally in the US and Canada but also has a network of affiliated entities across a further 33 countries. It recognizes revenue ratably over the period in which the service is provided. The costs of the service provision are recognized as the cost and time is incurred. For the three months to November 30, 2013, CSI added revenue to the Company of $658,092 compared to $0 for the three months ended November 30, 2012

For the three months ended November 30, 2013, we, on a consolidated basis, had revenues of $1,963,607 compared to $10,694 for the three months ended November 30, 2012.

Direct cost of services

Cost of revenues includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended November 30, 2013 and 2012, cost of revenues was $1,332,148 and $1,117, respectively.

Gross profit and gross margin

Our gross profit for the three months ended November, 2013 and 2012 was $631,459 and $9,577, respectively, representing gross margin of 32% and 90% respectively.

Operating expenses

For the three months ended November, 2013, operating expenses amounted to $1,861,752 as compared to $215,560 for the three months ended November 30, 2012, an increase of $1,646,192. For the three months ended November 30, 2013 and 2012, operating expenses consisted of the following:

	Three Months Ended November 30,
	2013	2012
General and administrative	$548,047	$28,422
Compensation	446,245	27,760
Consulting fees – related parties	153,750	33,024
Amortization of intangible	92,352	-
Depreciation	6,288	-
Professional fees	615,070	126,354
Total operating expenses	$1,861,752	$215,560

For the three months ended November 30, 2013, the increase in our operating expenses as compared to the three months ended November 30, 2012 was primarily attributable to:

¨	An increase of $519,625 in general and administrative expenses for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. The increase is primarily attributable to the implementation of the Company’s business plan as well as office expenses related to the Company’s subsidiaries which did not exist in 2012.

¨	An increase in compensation of $418,485. In February 2012, the Company hired its chief executive officer pursuant to an employment agreement. In 2013, the Company hired the president of the Company as well as two senior vice presidents. In addition the increase in compensation also relates to the compensation of the employees working for the Company’s subsidiaries.

¨	An increase in consulting fees to related parties incurred for administrative overhead services and business development services of $120,726. The increase is primarily attributable to the implementation of the Company’s business plan specifically researching and adding potential target acquisitions as well as implementing the Company’s plan relating to its existing subsidiaries.

¨	The Company’s intangible asset which has been deemed Contractual and Non Contractual Customer Relationships is being amortized over the estimated life of the asset of four years. The intangible asset is related to the acquisitions of Cyber 360 on April 26, 2013 and Control Solutions International on November 4, 2013. The amortization of the intangible was calculated for the three months ended November 30, 2013. During the quarter ended November 30, 2013 and 2012 the Company recognized amortization expense of $92,352 and $0, respectively.

¨	An increase of $6,288 in depreciation expense. The increase relates to the fixed assets of the Company’s subsidiary, Cyber 360. The Company acquired Cyber 360 in late April 2013.

¨	An increase of $488,716 in professional fees in the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. The increase primarily relates to increases in accounting, consulting and legal fees relating to the implementation of the Company’s business plan specifically due diligence (legal and accounting) of potential acquisition targets. The increase also relates to the professional fees relating to public companies (accounting, auditing, legal, transfer agent, filing fees).

Other Expenses

For the three months ended November 30, 2013, we incurred interest and financing expense of $193,618 (2012: $12,443) relating to interest from convertible notes payables, accounts receivable financing, amortization of debt discount and amortization of deferred financing costs.

Net Loss

As a result of the factors described above, our net losses for the three months ended November 30, 2013 and 2012 were $1,423,911 and $218,426, respectively, or a net loss per common share of $0.11 and $0.03 (basic and diluted), respectively.

For the six months ended November 30, 2013 as compared to the six months ended November 30, 2012

The following table sets forth the results of our operations for the six months ended November, 2013 and 2012 indicated as a percentage of net revenues:

	Six Months Ended November 30,
	2013		2012

Service revenues	$3,306,982	100%	$10,694	100%
Direct cost of services	2,282,757	69%	1,117	10%
Gross profit	1,024,225	31%	9,577	90%
Operating expenses	2,668,219	81%	413,228	3,864%
Loss from operations	(1,643,994)	(50)%	(403,651)	(3,775)%
Other expenses	(207,408)	(6)%	(20,856)	195%
Loss before provision for income taxes	(1,851,402)	(56)%	(424,507)	(3,970)%
Provision for income taxes	-	-%	-	-%
Net loss	$(1,851,402)	(56)%	(424,507)	(3,970)%

Service revenues

Staffing Alliance provides temporary staffing and payroll processing services. Payroll services are performed for which the Company handles basic human resources functions, weekly payroll, direct deposit, W-2’s and workers’ compensation insurance. Gross billings for the six months ended November 30, 2013 totaled $947,222. Staffing Alliance reduced its the gross billings by $774,298 for employee payroll costs representing wages and associated payroll expenses (taxes, unemployment, workers compensation) paid to employees and tax authorities on behalf of clients for which the Company provides payroll processing services giving a net revenue for the six months to November 30, 2013 of $172,924. Gross billings for the six months ended November 30, 2012 totaled $234,484. Staffing Alliance reduced its the gross billings by $223,790 for employee payroll costs representing wages and associated payroll expenses (taxes, unemployment, workers compensation) paid to employees and tax authorities on behalf of clients for which the Company provides payroll processing services. For the six months ended November 30, 2012, Staffing Alliance had net revenues of $10,694. Cyber 360 primarily provides IT and information security temporary staffing services for an array of large institutions. They also provide permanent placement, consulting to permanent placement and consulting. Contingent staffing and consulting revenues are recognized when the services are rendered by the Company’s contingent employees and consultants. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits.

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

Cyber 360 was acquired on April 26, 2013. For the six months ended November, 2013, Cyber 360 had revenues of $2,475,966.

Control Solutions International (CSI) was acquired on November 4, 2013. It provides consulting and risk advisory services principally in the US and Canada but also has a network of affiliated entities across a further 33 countries. It recognizes revenue ratably over the period in which the service is provided. The costs of the service provision are recognized as the cost and time is incurred. For the six months to November 30, 2013, CSI added revenue to the Company of $658,092 compared to $0 for the six months ended November 30, 2012.

For the six months ended November 30, 2013, the company, on a consolidated basis, had revenues of $3,306,982 compared to $10,694 for the six months ended November 30, 2012.

Direct cost of services

Cost of revenues includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the six months ended November 30, 2013 and 2012, cost of revenues was $2,282,757 and $1,117, respectively.

Gross profit and gross margin

Our gross profit for the six months ended November, 2013 and 2012 was $1,024,225 and $9,577, respectively, representing gross margin of 31% and 90% respectively.

Operating expenses

For the six months ended November, 2013, operating expenses amounted to $2,668,219 as compared to $413,228 for the six months ended November 30, 2012, an increase of $2,254,991. For the six months ended November 30, 2013 and 2012, operating expenses consisted of the following:

	Six Months Ended November 30,
	2013	2012
General and administrative	$698,273	$54,994
Compensation	724,459	59,225
Consulting fees – related parties	270,000	49,207
Rent – related parties	-	4,500
Amortization of intangible	154,835	-
Depreciation	9,038	-
Professional fees	811,614	245,302
Total operating expenses	$2,668,219	$413,228

For the six months ended November 30, 2013, the increase in our operating expenses as compared to the six months ended November 30, 2012 was primarily attributable to:

¨	An increase of $643,279 in general and administrative expenses for the six months ended November 30, 2013 as compared to the six months ended November 30, 2012. The increase is primarily attributable to the implementation of the Company’s business plan as well as office expenses related to the Company’s subsidiaries which did not exist in 2012.

¨	An increase in compensation of $665,234. In February 2012, the Company hired its chief executive officer pursuant to an employment agreement. In 2013, the Company hired the president of the Company as well as two senior vice presidents. In addition the increase in compensation also relates to the compensation of the employees working for the Company’s subsidiaries.

¨	An increase in consulting fees to related parties incurred for administrative overhead services and business development services of $220,793. The increase is primarily attributable to the implementation of the Company’s business plan specifically researching and adding potential target acquisitions as well as implementing the Company’s plan relating to its existing subsidiaries.

¨	The Company’s intangible asset which has been deemed Contractual and Non Contractual Customer Relationships is being amortized over the estimated life of the asset of four years. The intangible asset is related to the acquisitions of Cyber 360 on April 26, 2013 and Control Solutions International on November 4, 2013. The amortization of the intangible was calculated for the six months ended November 30, 2013. During the six months ended November 30, 2013 and 2012 the Company recognized amortization expense of $154,835 and $0, respectively.

¨	An increase of $9,038 in depreciation expense. The increase relates to the fixed assets of the Company’s subsidiary, Cyber 360. The Company acquired Cyber 360 in late April 2013.

¨	An increase of $566,312 in professional fees in the six months ended November 30, 2013 as compared to the six months ended November 30, 2012. The increase primarily relates to increases in accounting, consulting and legal fees relating to the implementation of the Company’s business plan specifically due diligence (legal and accounting) of potential acquisition targets. The increase also relates to the professional fees relating to public companies (accounting, auditing, legal, transfer agent, filing fees).

Other Expenses

For the six months ended November 30, 2013, we incurred interest and financing expense of $207,408 (2012: $20,856) relating to interest from convertible notes payables, accounts receivable financing, amortization of debt discount and amortization of deferred financing costs.

Net Loss

As a result of the factors described above, our net losses for the six months ended November 30, 2013 and 2012 were $1,851,402 and $424,507, respectively, or a net loss per common share of $0.14 and $0.06 (basic and diluted), respectively.

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

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. In April 2013, Cyber 360 commenced operations and began generating revenues. Since the Company has incurred losses and currently has negative working capital these unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of November 30, 2013, the Company has a working capital deficiency of $2,560,749 and has an accumulated deficit of $5,521,144, and for the six months ended November 30, 2013 has a net loss and net cash used in operations of $1,851,402 and $1,344,786, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirement and for the payment of compensation and benefits and consulting fees to related parties. All funds received have been expended in the furtherance of growing the business and implementing our business plan. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

¨	An increase in working capital requirements to finance targeted acquisitions,
¨	Addition of administrative and sales personnel as the business grows,
¨	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enters new markets,
¨	The cost of being a public company, and
¨	Capital expenditures to add technologies.

In October 2012, we began to generate revenues. At November 30, 2013, we had cash of $248,132. We have funded our operations as follows:

¨	During the period from March 2012 through November 2012, we entered into Note Purchase Agreements with various investors in the aggregate principal amount of $425,000. The Notes bear interest at the rate of 12% per annum. On January 17, 2013, the Company closed a financing, by entering into a Note Purchase Agreement with an investor whereby the Company sold to the Holder a certain Promissory Note for the principal amount of $750,000.The Promissory Note accrues interest at a rate of 12% per annum.

¨	During the year ended May 31, 2013, we entered into note agreements with various shareholders/directors/officers of the Company in the aggregate amount of $56,500. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

¨	During the year ended May 31, 2013, we entered into an agreement under which we borrow money against open accounts receivable. Under this accounts receivable financing arrangement, the Company receives an advance of 90% of the face value of an eligible receivable. Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company. The borrowings carry interest at a rate of .025% per day (9% per annum). At November 30, 2013, $1,186,591 was recorded (including interest) to the accounts receivable financing liability.

¨	During the year ended May 31, 2013, the Company completed a closing of a private offering of Units with certain accredited investors for total gross proceeds of $1,050,000. Pursuant to a subscription agreement with the Purchasers, the Company issued to the Purchasers units consisting of (i) 27,778 shares of common stock and (ii) a three year warrant to purchase 13,889 shares of Common Stock at an exercise price of $1.80 per Share, for a purchase price of $25,000 per Unit. In total, the Company sold 42 units totaling 1,166,676 common shares and 583,338 warrants.

In addition, on July 2, 2013 the Company completed a closing of a second private offering for total gross proceeds of $565,000. The terms of the second offering mirror the first offering. In total, the Company sold 22.6 units totaling 627,783 common shares and 313,892 warrants.

-	On August 28, 2013, a related party loaned the Company $155,000 for short term obligations. This loan was non-interest bearing and was repaid on September 3, 2013.

-	During the quarter ended November 30, 2013, the Company issued promissory notes to four investors for a total of $340,000. The loans bear interest at 12% per annum and were due at the earlier of the completion of the Company’s $1.75 million bridge financing or 90 days from the date of the note. To date, $300,000 was repaid.

-	During the quarter ended November 30, 2013 the Company raised $1,555,000 in the form of convertible promissory notes relating to its $1.75 million bridge financing. The loans bear interest at 12% per annum and are due within 10 days following the closing of a $10 million private placement financing or February 28, 2014 (the “Maturity Date”).

As of January 7, 2014, we raised an aggregate of $9,916,500 in connection with two private placement offerings. As a result of these financings, we believe that we will be able to implement our business plan and pursue the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries and for working capital for the next 6 months. This does not include payments for closing certain acquisitions that we have entered into agreements and/or term sheets with, none of which may ultimately close. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 6 months. Currently, we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Operating activities

For the six months ended November 30, 2013, net cash used in operations of $1,344,786 was primarily attributable to the net loss of $1,851,402 offset by adjustments totaling $506,615, which primarily relates to an increase in accounts receivable of $185,992, increase in prepaid expenses of $23,979, increase in deferred financing costs of $184,600, net increase in accounts payable – related parties, accounts payable and accrued expenses of $567,748, non-cash adjustments of $328,103 of depreciation and amortization and share based compensation totaling $5,334. Cash used in operations of $183,033 in 2012 was primarily attributable to the net loss of $424,507 offset by adjustments totaling $241,474, which primarily relates to an increase in accounts payable – related parties, accounts payable and accrued expenses of $292,160, a decrease in prepaid expenses of $8,526 and an increase in accounts receivable of 59,212.

Investing activities

For the six months ended November 30, 2013, net cash flows used in investing activities was $1,407,169 and was attributable to the purchase of fixed assets of $1,091 and the payments of $142,255 made for the earn-out agreement relating to the acquisition of Cyber 360 on April 26, 2013. In addition the Company made cash payments totaling $1,263,823 towards the purchase of Control Solutions. For the year ended May 31, 2012, the Company did not record any investing activities.

Financing activities

For the six months ended November 30, 2013, net cash flows provided by financing activities totaled $2,737,265 and was attributable to proceeds relating to accounts receivable financing of $927,265, proceeds of $1,555,000 from the issuance of convertible promissory notes, proceeds of $340,000 from the issuance of promissory notes and $215,000 relating to proceeds from the sale of common stock. In addition, the Company repaid $300,000 in promissory notes. For the six months ended November 30, 2012, net cash flows provided by financing activities totaled $180,545 and was attributable to a bank overdraft of $1,295, proceeds from convertible notes payable of $175,000, cash received from related parties notes of $36,750 offset by the repayment of related parties notes of $32,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 1 to our unaudited condensed consolidated financial statements for the quarter ended November 30, 2013 contained herein. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

On October 15, 2013, Mr. Peter Goldstein resigned as the Company’s Principal Financial Officer, which such resignation was not as a result of any disagreement with the Company. As a result, Mr. Cervantes, the Company’s President and Vice Chairman of the Board has agreed to assume and serve the role of Principal Financial Officer of the Company through the filing of this Quarterly Report and serve in such position as Principal Financial Officer until the Company can find a duly qualified replacement.

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

None

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

Date: January 14, 2014	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Allan Hartley
Allan Hartley
Co-Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: January 14, 2014	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Matthew Briand
Matthew Briand
Co-Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: January 14, 2014	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Alfonso J. Cervantes
Alfonso J. Cervantes
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

