Form 10-Q
period 2014-02-28
Staffing 360 Solutions, Inc.
filed 2014-04-21
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

As of April 18, 2014, there were 30,641,598 outstanding shares of common stock, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2014	May 31, 2013
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$844,198	$262,822
Accounts receivable, net	13,226,994	528,997
Other receivable	248,431	-
Prepaid expenses and other current assets	676,989	52,378
Total Current Assets	14,996,612	844,197

Property and equipment, net of accumulated depreciation	400,971	29,680
Goodwill	14,828,837	1,467,719
Intangible assets, net	3,752,264	978,901
Other assets	1,410,655	-
Total Assets	$35,389,339	$3,320,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit	$7,694,519	$-
Accounts payable and accrued expenses	3,406,382	640,348
Accounts payable - related parties	95,502	261,590
Accrued payroll and taxes	2,901,459	138,869
Convertible notes payable	1,655,000	50,000
Earnout liability - short term	825,462	298,000
Accounts receivable financing	2,958,790	259,326
Loan pursuant to acquisition	346,653	-
Other current liabilities	216,593	-
Total Current Liabilities	20,100,360	1,648,133

Promissory notes	3,858,656	-
Earnout liability - long-term	2,059,344	894,000
Total Liabilities	26,018,360	2,542,133

Stockholders' Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of February 28, 2014 and May 31, 2013, respectively	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized; 27,736,149 and 12,288,138 shares issued and outstanding as of February 28, 2014 and May 31, 2013, respectively	275	123
Common stock to be issued	-	527,789
Additional paid in capital	16,672,785	3,920,194
Accumulated other comprehensive loss	(17,575)	-
Accumulated deficit	(7,284,506)	(3,669,742)
Total Stockholders' Equity	9,370,979	778,364
Total Liabilities and Stockholders' Equity	$35,389,339	$3,320,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended February 28,		For the Three Months Ended February 28,
	2014	2013	2014	2013

Net Sales	$20,215,781	$90,777	$16,908,799	$69,723

Cost of Sales	15,689,615	50,603	13,406,858	39,126

Gross Profit	4,526,166	40,174	3,501,941	30,597

Operating Expenses:
Salaries and wages	2,554,632	114,274	1,830,173	55,049
Professional fees	1,434,347	554,675	622,733	309,373
Director and related parties consulting fees	370,000	402,004	100,000	352,796
Depreciation and amortization	408,084	-	244,211	-
General and administrative expenses	2,456,820	135,837	1,758,547	76,343
Total Operating Expenses	7,223,883	1,206,790	4,555,664	793,561

Loss From Operations	(2,697,717)	(1,166,616)	(1,053,723)	(762,964)

Other Expenses:
Interest expense	(229,491)	(43,620)	(186,313)	(23,273)
Interest expense - related parties	-	(679)	-	(171)
Amortization of deferred financing	(239,303)	-	(204,972)	-
Amortization of beneficial conversion feature	(90,176)	-	(73,264)	-
Amortization of debt discount	(358,077)	-	(245,089)	-
Loss before provision for income tax	(3,614,764)	(1,210,915)	(1,763,361)	(786,408)

Income tax expense	-	-	-	-
Net Loss	$(3,614,764)	$(1,210,915)	$(1,763,361)	$(786,408)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(17,575)	-	(17,575)	-
COMPREHENSIVE LOSS	$(3,632,339)	$(1,210,915)	$(1,780,936)	$(786,408)

Loss per share - basic and diluted	$(0.23)	$(0.16)	$(0.08)	$(0.10)

Weighted average shares outstanding - basic and diluted	15,805,916	7,620,000	21,252,301	7,620,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended February 28,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,614,764)	$(1,210,915)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	52,379	-
Amortization of intangible	355,345	-
Amortization of deferred finance costs	239,303	-
Amortization of debt discount	358,077	-
Amortization of beneficial conversion feature	90,176	-
Stock based compensation	241,584	-
Changes in operating assets and liabilities:
Accounts receivable	1,200,223	(74,842)
Prepaid expenses	124,276	768
Other assets	(99,172)	-
Accounts payable and accrued expenses	(212,804)	349,745
Accounts payable - related parties	(166,089)	153,720
Accrued payroll and taxes	(116,334)	-
Other current liabilities	71,722	-
NET CASH USED IN OPERATING ACTIVITIES	(1,476,078)	(781,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition-related cash acquired	615,075	-
Payment towards earnout	(407,194)	-
Purchase of property and equipment	(61,475)	-
Cash paid for purchase of subsidiary	(8,934,001)	-
NET CASH USED IN INVESTING ACTIVITIES	(8,787,595)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes payable	1,655,000	925,000
Proceeds from notes payable - related parties	-	36,750
Repayment of convertible notes payable	(406,253)	(32,500)
Proceeds from promissory notes payable	340,000	-
Proceeds from accounts receivable financing	2,700,464	-
Proceeds from pipe financing	9,359,000	-
Payments to private placement agent	(1,099,580)	-
Repayment of line of credit	(1,703,582)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,845,049	929,250

NET INCREASE IN CASH	581,376	147,726

CASH - beginning of period	262,822	18,867

CASH - end of period	$844,198	$166,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$99,299	$6,042
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Intangible asset	$3,128,709	$-
Goodwill	$13,361,118	$-
Common stock issued in connection with purchase of subsidiaries	$3,003,615	$-
Net assets acquired from purchase of subsidiary	$2,202,595	$-
Conversion of accounts payable to common stock	$99,710	$-
Conversion of a convertible note payable	$50,000	$-
Conversion of interest related to a convertible note payable	$4,274	$-
Shares issued in connection with convertible promissory notes	$387,225	$-
Shares issued in connection with promissory notes	$61,026	$-
Issuance of long-term promissory note	$3,964,949	$-
Earnout liability	$2,100,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 1 – ORGANIZATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and nature of business

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”).

On February 17, 2013, Alida Heyer (the “Seller”), the holder of 78.7% of the voting rights, of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TRIG Special Purpose 1, LLC, a Nevada Corporation, (“TRIG”) to sell to TRIG 2,000,000 shares (the “Shares”) of common stock of the Company, par value $0.00001 per share (the “Common Stock”). The Shares represented all of the outstanding shares held by the Seller. Pursuant to the Stock Purchase Agreement, TRIG paid the Seller $240,000 for the Shares in a private transaction. As a result of the transaction, the Company became a 78.7% owned subsidiary of TRIG (the “Change of Control”).

On March 16, 2013, Golden Fork filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from Golden Fork to Staffing 360 Solutions, Inc. Upon filing of the Amendment, the Company began its operations in the international staffing sector.

On April 13, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effect its name change (as contemplated by the Amendment) and to change its trading symbol from “GDNF” to “STAF”. Simultaneously therewith, the Company received approval to conduct a forward split of its issued and outstanding shares of Common Stock at a ratio of one for three (the “Forward Split”). Following the Forward Split, the Company’s issued and outstanding shares of Common Stock increased from 2,540,000 to 7,620,000.

On July 31, 2013, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly-owned subsidiary, incorporated in the State of Nevada. In September 2013, Staffing Alliance began operations in the staffing sector and provides trained employees to companies who work in word processing, data entry, administrative support staff and other areas.

On April 26, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of The Revolution Group, Ltd. (“TRG”), pursuant to a stock purchase agreement dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG. Prior to the completion of the Company’s audit, the aggregate consideration paid by the Company to the TRG shareholders for the acquisition was $1,665,849, payable as follows: (i) at the closing of the TRG acquisition (the “Closing”) the Company made cash payments to the TRG shareholders in an aggregate of $896,996 and (ii) at the Closing, the Company paid the remaining $768,853 of the Purchase Price by issuing to the TRG shareholders 512,569 restricted shares of the Common Stock at a price of $1.50 per share. In addition to the Purchase Price, the Company will pay to the shareholders performance-based compensation in an amount in cash equal to the following percentages of TRG’s gross profit from the date of Closing through the end of the sixteenth (16th) quarter following the Closing date (the “Earn Out Period”) not to exceed a total of $1,500,000: (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period.

Upon completion of the Company’s audit and the valuation of the earn-out liability, the aggregate consideration paid by the Company to the TRG shareholders for the acquisition was $2,509,342 (the “Purchase Price”), paid as follows: (i) at the closing the Company made cash payments to the TRG shareholders in an aggregate of $907,287; and (ii) the Company paid $410,055 of the Purchase Price by issuing to the TRG shareholders 512,569 restricted shares of the Company’s Common Stock valued at a price of $0.80 per share. In addition, the Company will pay to the TRG shareholders performance-based compensation in cash equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter (the “Earn Out Period”) not to exceed a total of $1,500,000: (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period. The Company estimated the performance-based compensation was $1,192,000. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (“Cyber Solutions”) (see Note 11).

On November 4, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of Control Solutions International, Inc. (“CSI”), a Florida corporation and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a definitive Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid by the Company to the NCSI Shareholders for the Acquisition was $3,530,454, payable as follows: (i) cash payments to the NCSI Shareholders of $1,311,454 and (ii) at the Closing, the Company paid the remaining $119,000 of the purchase price by issuing to the NCSI Shareholders 136,000 restricted shares of the Company’s Common Stock at a price of $0.875 per share. In addition to the Purchase Price, the Company will pay to the Shareholders performance-based compensation in an amount equal to 20% of the amount of CSI’s and CCSI’s consolidated gross profit from the Closing Date through the end of the sixteenth (16th) quarter following the Closing Date (the “Earn Out Period”) not to exceed a total of $2,100,000. The Company estimated the performance-based compensation was $2,100,000. As a result of the Acquisition, CSI has become a wholly-owned subsidiary of the Company (see Note 11).

On January 3, 2014, the Company consummated and closed the acquisition of 100% of the issued and outstanding stock of Initio International Holdings Limited, a company organized under the laws of England and Wales (“Initio”) and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”).   The transaction contemplated by a Share Purchase Agreement, dated October 30, 2013, as amended by Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013 (the “SPA”), by and among the Company and the shareholders of Initio.

Initio International Holdings Limited is a UK domiciled full-service staffing company with established brands in the UK and United States. Initio’s UK division, Longbridge, was established in 1989 and is an international multi-sector recruitment company, with a long history of success catering to the sales & marketing, technology, legal and IT solutions sectors. Initio’s US division, Monroe Staffing, was established in 1969 and is a full-service consulting and staffing agency serving companies ranging from Fortune 100 to new startup organizations. Monroe has 14 offices throughout Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina.

Pursuant to the SPA, the Company consummated the acquisition (the “Acquisition”) of 100% of the issued and outstanding stock of Initio and its respective subsidiaries.  The aggregate consideration paid by the Company to the Initio Shareholders for the Acquisition was $12.79 million in cash, shares of the Company’s Common Stock, and promissory notes of the Company (the “Purchase Price”) plus $500,000 as a fee consideration (the fee consideration together with the Purchase Price, the “Total Purchase Price”). The Total Purchase Price was paid as follows: (i) the Company made cash payments to the Initio Shareholders in an aggregate of $6,440,000; (ii) the Company paid $2,884,614 by issuing to the Initio Shareholders 3,296,702 restricted shares of the Company’s Common Stock (the “Purchaser Shares”) at a price of $0.875 per share; and (iii) the Company paid the remaining $3,964,949 by issuing to the Initio Shareholders three (3) year promissory notes (subject to adjustment if certain post-closing results are not achieved), each promissory note bearing an interest rate of six percent (6%) per annum, amortized on a five (5) year straight line basis.

Upon closing of the Acquisition, certain of the Initio Shareholders were appointed to the Company’s Board of Directors and entered into employment agreements with the Company or one of its subsidiaries.

As a result of the Acquisition, Initio and its Subsidiaries became wholly-owned subsidiaries of the Company. Initio was renamed Staffing 360 Solutions (UK) Limited (“Staffing UK”) (see Note 11).

On February 28, 2014, Staffing 360, through its wholly owned United Kingdom subsidiary Staffing UK, completed the acquisition of the business and certain assets of Poolia UK Ltd. (“Poolia UK”). The Acquisition was completed pursuant to that certain Asset Purchase Agreement (the “Purchase Agreement”) by and among Staffing UK, and Poolia UK Ltd.

Poolia UK operated its professional staffing services from its office in London and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom.

Pursuant to the Purchase Agreement, the Company purchased from the Poolia UK Ltd. substantially all of Poolia UK Ltd.’s business and assets, including but not limited to contracts, business information, records, book debts and goodwill.

The aggregate consideration paid by the Company to Poolia UK for the sale and purchase of the business and assets was £500,000 (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid in full in cash on Closing. The balance of the NAV Consideration will be paid by the Company to Poolia by April 30, 2014 for total consideration of $1,576,831 (see Note 11).

Going concern

Through August 2013, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. In April 2013, Cyber 360 Solutions commenced operations and began generating revenues. In November 2013, NCSI commenced operations and began generating revenues. In January 2014, Staffing UK commenced operations and began generating revenues. In February 2014, Poolia UK commenced operations and began generating revenues. Since the Company has incurred losses and currently has negative working capital, these unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of February 28, 2014, the Company had a working capital deficiency of $5,103,748, and had an accumulated deficit of $7,284,506 and for the nine months ended February 28, 2014 has a net loss and net cash used in operations of $3,614,764 and $1,476,078, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Currently, we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and acquire additional entities. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and conducting additional financings through debt and equity transactions in order to acquire additional entities. The Company anticipates it will require $2 million over the next six months for working capital purposes; this amount does not include capital needed to fund additional acquisitions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

From inception through February 28, 2014, the Company has raised capital by conducting financings through debt and equity transactions. On December 6, 2013, the Company completed its final closing of its Private Placement Offering of Notes with certain Purchasers (the “Note Offering”). As of the final closing of the Note Offering, the Company received an aggregate amount of $1,655,000. On January 3, 2014 and January 7, 2014, the Company completed its first and second closings, respectfully, in a private placement of units for up to $10,000,000 (the “Unit Offering”) consisting of Common Stock and warrants, in the aggregate amount of $8,261,500. Further, as of February 28, 2014, the Company raised $9,144,000 in the Unit Offering for a total of 365.76 units. Each unit (the “Unit”) consists of (i) 25,000 shares (the “Shares”) of Common Stock priced at $1.00 per share and (ii) warrants (the “Warrants”) to purchase 12,500 shares (the “Warrant Shares”), at an exercise price of $2.00 per Warrant Share. Since the issuance of these securities by the Company did not involve a “public offering” and the Company only accepted investments from accredited investors, the sale of the Units qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act. For the aggregate amount of $9,144,000 and the 365.76 Units through February 28, 2014, consists of a total of 9,114,000 shares of Common Stock and 4,572,000 Warrants.

On March 13, 2014, the Company successfully completed its Unit Offering of $10,000,000. As of the final closing of the Unit Offering, the Company received an aggregate amount of $10,000,000 from a total of 137 accredited investors and issued an aggregate of 400 Units, which consists of a total of 10,000,000 shares of Common Stock and 5,000,000 Warrants.

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the nine months and three months ended February 28, 2014 and 2013, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2013 and 2012, respectively, which are included in the Company’s May 31, 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 13, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months ended February 28, 2014 are not necessarily indicative of results for the entire year ending May 31, 2014.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates for the quarters ended February 28, 2014 and 2013, respectively, include the valuation of deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at February 28, 2014 or May 31, 2013.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At February 28, 2014, the Company had an allowance for doubtful accounts of $503,518.

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

The UK Entities are domiciled in the UK and file their tax returns in those jurisdictions.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in a separate component of stockholders’ equity (accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

Business Combinations

In accordance with Accounting Standards Codification 805, "Business Combinations" ("ASC 805") the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may require an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), the Company measures and accounts for certain assets and liabilities at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, and establishes a framework for measuring fair value and standards for disclosure about such fair value measurements.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2014 or May 31, 2013, with the exception of its convertible notes payable (see Note 3) and its earn out liability (see Note 11).

Cash is considered to be highly liquid and easily tradable as of February 28, 2014 and May 31, 2013 and therefore classified as Level 1 within our fair value hierarchy.

Accounting Standards Codification 825-10-25, “Fair Value Option” (ASC 825-10-25) expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for “Accounting for Derivative Instruments and Hedging Activities”.

Accounting standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

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

Cyber 360 Solutions - The Company derives its revenues from three segments: contingent staffing, permanent placement staffing, and consulting. The Company recognizes revenue in accordance with ASC Topic 605-45 “Revenue Recognition – Principal Agent Considerations.” The Company records revenue on a gross basis, as a principal versus on a net basis, as an agent in the presentation of revenues and expenses. The Company has concluded that the gross reporting is appropriate because the Company (i) has the duty of identifying and hiring qualified employees, (ii) uses its judgment to select the employees and establish their price, and (iii) bears the risk for services that are not fully paid by the customers. Pursuant to the guidance of ASC 605, the Company recognizes revenue when an arrangement exists, services have been rendered, the purchase price is fixed or determinable and collectability is reasonable assured.

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

Staffing 360 Solutions (UK) Limited - The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Poolia (UK) Limited - The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Earnings (Loss) per Common Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share".  Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of February 28, 2014 and 2013 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Nine Months Ended
	February 28,
	2014	2013
Convertible notes issued	-	777,778
Convertible promissory notes	1,655,000	-
Warrants	5,469,230	-
Total	7,124,230	777,778

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

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. An impairment was not necessary as of February 28, 2014.

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

Intangible Assets

In connection with the acquisition of TRG (see Note 11), the Company identified and recognized an intangible asset of $999,729 representing contractual and non-contractual customer relationships. The asset is being amortized on the straight line basis over the estimated life of four years. TRG customer relationships were valued using the replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on actual selling costs incurred and allocated to new customer generation over the preceding four years. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. The Intangible Asset balance, net of accumulated amortization, at February 28, 2014 is $791,452.

In connection with the acquisition of CSI (see Note 11), the Company identified and recognized an intangible asset of $1,433,730 representing contractual and non-contractual US and foreign customer relationships on a consolidated basis. The asset is being amortized on the straight line basis over the estimated life of four years. CSI customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. The Intangible Asset balance, net of accumulated amortization, at February 28, 2014 is $1,314,252.

In connection with the acquisition of Staffing 360 Solutions (UK) (see Note 11), the Company identified and recognized an intangible asset of $1,299,406 representing contractual and non-contractual US and foreign customer relationships, trade name, and employee relationships on a consolidated basis. The asset is being amortized on a straight line basis over the estimated life of four years. Staffing UK customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. The Intangible Asset balance, net of accumulated amortization, at February 28, 2014 is $1,250,987.

In connection with the acquisition of Poolia UK (see Note 11), the Company identified and recognized an intangible asset of $100,059 representing contractual and non-contractual foreign customer relationships, trade name and employee relationships on a consolidated basis. The asset is being amortized on a straight line basis over the estimated life of four years. Poolia customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. The Intangible Asset balance, net of accumulated amortization, at February 28, 2014 is $100,059.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

Forward stock split

The Company effected a one-for-three forward stock split on April 13, 2013.  All share and per share information has been retroactively adjusted to reflect this forward stock split.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statement presentation or disclosures upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	February 28,	May 31,
	2014	2013
	(Unaudited)
Computer software	$191,244	$5,075
Computers	57,042	-
Network Equipment	12,762	-
Office equipment	453,410	9,146
Computer Equipment	93,801	-
Furniture and fixtures	294,030	11,937
Leasehold improvements	81,802	5,446
Total Cost	1,184,091	31,604
Accumulated depreciation	(783,120)	(1,924)
Total	$400,971	$29,680

Depreciation expense for the nine months ended February 28, 2014 and 2013 was $52,739 and $0, respectively.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible debentures consisted of the following:

	February 28,	May 31,
	2014	2013
	(Unaudited)
Convertible notes payable, net	$1,655,000	$50,000

Pursuant to the note agreements, on March 5, 2013, May 4, 2013, August 13, 2013, August 20, 2013, September 14, 2013 and October 4, 2013, the Company issued Notes in the principal amount of $50,000, $200,000 and $70,000, $30,000, $50,000 and $25,000 (the “Notes”), respectively, totaling $425,000. The Notes bear interest at the rate of 12% per annum and were due on February 20, 2013. Note holders totaling $375,000 extended their maturity dates to July 20, 2013 and one note holder totaling $50,000 extended the maturity date to June 15, 2013. Interest accrued and was payable on the last day of every fiscal quarter commencing on the first calendar quarter subsequent to the respective Note date and ending on the maturity date. The Company did not have the right to prepay these notes. On May 31, 2013, the Company converted a total of $375,000 of principal and $39,054 of accrued interest by delivering to the holders shares of Common Stock of the Company at a price equal to 50% of the securities sold in the private offering which closed on April 19, 2013. The unit price of the securities sold in the private offering totaled $0.90. In addition, on October 30, 2013, the Company converted a total of $50,000 of principal and $4,174 of accrued interest by delivering to the holders shares of Common Stock of the Company at a price equal to 50% of the securities sold in the private offering which closed on April 19, 2013. The unit price of the securities sold in the private offering totaled $0.90. The Company converted the Notes totaling $425,000 of principal and $43,228 of interest and issued 1,040,729 shares (944,444 relating to principal and 96,285 relating to accrued interest).

On January 17, 2013, the Company closed a financing, by entering into a note purchase agreement with an investor whereby the Company sold to the holder a certain promissory note for the principal amount of $750,000. The note accrued interest at a rate of 12% per annum on the aggregate principal amount, payable on July 20, 2013 (the “Maturity Date”). If the payment date occurred prior to the Maturity Date, the note was subject to a mandatory conversion into shares of the Company’s Common Stock, on the later of the date on which the Company: (i) acquired an operating company in the staffing industry, or (ii) closed the issuance and sale of equity securities in connection with the target acquisition. The shares of Common Stock issuable upon conversion of the note equaled: (i) the principal amount of the Note and the accrued interest thereon divided by (ii) 50% of the per share price at which shares were sold in the PIPE financing. On May 31, 2013, the Company converted a total of $750,000 of principal and $33,288 of accrued interest by delivering to the holders shares of Common Stock of the Company at a price equal to 50% of the securities sold in the private offering which closed on April 19, 2013. The unit price of the securities sold in the private offering totaled $0.90. The Company converted the promissory note totaling $750,000 of principal and $33,288 of interest and issued 1,740,639 shares (1,666,667 relating to principal and 73,972 relating to accrued interest).

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

On November 4, 2013 and November 7, 2013, the Company completed the first and second closings of its best efforts private offering up to $1,750,000 of 12% Unsecured Convertible Promissory Notes (the “Note Offering”). Pursuant to a subscription agreement with the purchasers, the Company issued to 14 accredited investors an aggregate of $1,025,000. Such notes are convertible into 1,025,000 shares of Common Stock without regard to the conversion of any interest that may become due on the notes and which also may be converted. The Company issued an aggregate of 256,250 shares of Common Stock to the purchasers in the first and second closing. On November 13, 2013, the Company completed its third closing of its private placement offering of notes for an aggregate amount of $350,000 in the third closing to 3 accredited investors. The Company issued an aggregate of 87,500 shares of Common Stock to the purchasers in the third closing. On November 22, 2013, the Company completed its fourth closing for an aggregate amount of $130,000 in the fourth closing to 3 accredited investors. The Company issued an aggregate of 32,500 shares of Common Stock to the purchasers in the fourth closing. On December 6, 2013, the Company completed its fifth and final closing for an aggregate amount of $100,000 in the fifth closing to 3 accredited investors. The Company issued an aggregate of 25,000 shares of Common Stock to the Purchasers in the fifth closing. As of the final closing, the Company received an aggregate amount of $1,655,000 from a total of 23 accredited investors and issued an aggregate of 413,750 shares of Common Stock to the Purchasers.

Such notes mature on the earlier of: (i) within 10 days following the closing of a $10 million private placement financing, or (ii) February 28, 2014 (the “Maturity Date”), unless voluntarily converted prior to that date. The notes are subject to a voluntary conversion at the election of the Purchasers upon the earlier of: (i) the final closing of a PIPE financing or (ii) the consummation of the acquisition as described in the notes. The purchasers may elect to convert the principal amount of the note, including all accrued but unpaid interests, into units of the Company consisting of shares of Common Stock and warrants to purchase shares of Common Stock, at the same price as any units are sold in a PIPE financing, whereas each purchaser will receive 25,000 shares and 12,500 warrants at an exercise price of $2.00 per warrant share for each $25,000 investment. In the event there is no pipe financing, upon notice from the Company, the investors in this offering may elect to convert the notes at a conversion price equal to $.90 and receive 12,500 warrants for each $25,000 of principal converted. The warrants will have an exercise price of $2.00 per share. In addition to the notes, each purchaser of the notes receives equity consideration at a rate of 12,500 shares of Common Stock for each $50,000 investment. In total the Company issued 413,750 shares of Common Stock. As a result of the share issuance, the Company recorded a debt discount of $297,051 and amortization of $297,051. The Company also recorded a beneficial conversion relating to the conversion feature of the instrument totaling $90,176 and amortization of $90,176. As of February 28, 2014 $1,655,000 in principal remains net of the remaining debt discount of $0 for a net loan balance of $1,655,000 and is shown as a current liability in the condensed consolidated balance sheet at February 28 2014. In April 2014, the Company converted $1,655,000 of principal and $72,044 of interest and issued 1,727,044 shares (1,655,000 relating to principal and 72,044 relating to accrued interest).

For the nine months ended February 28, 2014 and 2013, interest expense related to the convertible promissory notes amounted to $62,420 and $43,525, respectively. At February 28, 2014 and May 31, 2013, aggregate principal due pursuant to the Note Agreements amounted to $1,655,000 and $50,000, respectively. The carrying amounts of these liabilities at February 28, 2014 and May 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate. Additionally, as of February 28, 2014 and May 31, 2013, accrued and unpaid interest under the convertible notes amounted to $62,420 and $20,348, respectively, and is included in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

NOTE 4 – PROMISSORY NOTES

Promissory notes – short-term consisted of the following:

	February 28,	May 31,
	2014	2013
	(Unaudited)

Promissory notes – short-term	$40,000	$-

Pursuant to the promissory note agreements, on October 18, 2013, September 27, 2013, October 18, 2013 and October 28, 2013, the Company issued notes in the principal amount of $100,000, $40,000, $100,000 and $100,000, (the “Notes”), respectively. The Notes bear interest at the rate of 12% per annum and were due at the earlier of the completion of the Company’s $1.5 million bridge financing or 90 days from the date of the note. In addition the note holders receive an aggregate of 25,000 shares of Common Stock of the Company for each $100,000 invested or a prorated portion thereof. The Company issued 85,000 common shares. As a result of the share issuance, the Company recorded a debt discount of $61,026 and amortization of $61,026. On November 12, 2013 and November 19, 2013 the Company repaid $300,000 in principal and $3,189 in interest. As of February 28, 2014, $40,000 in principal remains net of the remaining debt discount of $0 for a net loan balance of $40,000. This balance is included in other current liabilities.

Promissory notes –long-term consisted of the following:

	February 28,	May 31,
	2014	2013
	(Unaudited)

Promissory notes	$3,858,656	$-

Pursuant to the closing of the Staffing 360 Solutions (UK) acquisition, the Company executed and delivered to the Staffing 360 Solutions (UK) Shareholders a three year promissory note (the “long-term notes”)in the aggregate principal amount of $3,964,949 to the shareholders of Staffing 360 Solutions (UK), and each Promissory Note bears interest at the rate of six (6%) percent per annum, amortized on a five year straight line basis. As of February 28, 2014, the Company has repaid $106,293 in principal and a principal balance of $3,858,656 remains outstanding. Additionally the Company has repaid a total of $25,913 in accrued interest.

For the nine months ended February 28, 2014 and 2013, interest expense related to the long-term notes amounted to $40,890 and $0, respectively. As of February 28, 2014 and May 31, 2013, accrued and unpaid interest under the long-term notes amounted to $11,788 and $0, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

NOTE 5 - RELATED PARTY TRANSACTIONS

Director and Related parties consulting fees

For the nine months ended February 28, 2014, the Company incurred $45,000, in consulting fees to Trilogy Capital Partners, Inc., which has been included in consulting fees - related parties on the accompanying unaudited condensed consolidated statements of operations. The Company’s Vice Chairman and President, Alfonso J. Cervantes, is the majority owner of Trilogy. The Company incurred $105,902 in corresponding fees during the nine months ended February 28, 2013. In addition the Company recorded $10,000 as an accounts payable – related parties balance as of February 28, 2014.

For the nine months ended February 28, 2014, the Company incurred $90,000 in consulting fees to Robert Y. Lee, which has been included in consulting fees - related parties on the accompanying unaudited condensed consolidated statements of operations. The Company incurred $107,765 in corresponding fees during the nine months ended February 28, 2013. In addition the Company recorded $0 as an accounts payable – related parties balance as of February 28, 2014. This contract was mutually discontinued on December 31, 2013.

For the nine months ended February 28, 2014, the Company incurred $135,000 in consulting fees to Grandview Capital Partners, Inc., which has been included in consulting fees - related parties on the accompanying unaudited condensed consolidated statements of operations. The Company incurred $107,770 in corresponding fees during the nine months ended February 28, 2013. In addition the Company recorded $30,000 as an accounts payable – related parties balance as of February 28, 2014.

For the nine months ended February 28, 2014, the Company incurred $0 in accounting fees to Chord Advisors, Inc. David Horin, the former Chief Financial Officer of Staffing 360 Solutions, Inc., is the President of Chord Advisors, LLC. In addition the Company converted the existing $27,500 into 27,500 shares of Common Stock in full satisfaction of the outstanding fees. Mr. Horin resigned as Chief Financial Officer on April 15, 2013.

For the nine months ended February 28, 2014, the Company incurred $0 in accounting fees to Chord Advisors, Inc. David Horin, the former Chief Financial Officer of Staffing 360 Solutions, Inc., is the President of Chord Advisors, LLC. The Company recorded $6,250 as an accounts payable – related parties balance as of February 28, 2013. In addition the Company converted the existing $27,500 into 27,500 shares of Common Stock in full satisfaction of the outstanding fees. Mr. Horin resigned as Chief Financial Officer on April 15, 2013.

For the nine months ended February 28, 2014, the Company incurred $0 in consulting fees to Richard M. Cohen. Mr. Cohen is the Chairman of Chord Advisors, LLC. The Company incurred $30,000 in corresponding fees during the nine months ended February 28, 2013. In addition, the Company converted the existing $60,000 payable into 60,000 shares of Common Stock in full satisfaction of the outstanding fees.

For the nine months ended February 28, 2014, the Company incurred $45,000 in fees to Dimitri Villard. Mr. Villard is a director of the Company. The Company incurred $11,250 in corresponding fees during the nine months ended February 28, 2013. These fees, for serving as a Director, have been included in consulting fees – related parties on the accompanying unaudited condensed consolidated statements of operations. In addition, the Company recorded $17,500 as an accounts payable – related parties balance as of February 28, 2014.

For the nine months ended February 28, 2014, the Company incurred $45,000 in fees to Robert Mayer. Mr. Mayer is a director of the Company. The Company incurred $0 in corresponding fees during the nine months ended February 28, 2013. These fees, for serving as a Director, have been included in consulting fees – related parties on the accompanying unaudited condensed consolidated statements of operations. In addition, the Company recorded $7,500 as an accounts payable – related parties balance as of February 28, 2014.

For the nine months ended February 28, 2014, the Company incurred $5,000 in fees to Robert Weingarten. Mr. Weingarten is a director of the Company. The Company incurred $0 in corresponding fees during the nine months ended February 28, 2013. These fees, for serving as a director, have been included in consulting fees – related parties on the accompanying unaudited condensed consolidated statements of operations. In addition, the Company recorded $5,000 as an accounts payable – related parties balance as of February 28, 2014.

For the nine months ended February 28, 2014, the Company incurred $5,000 in fees to Jeff Grout. Mr. Grout is a director of the Company. The Company incurred $0 in corresponding fees during the nine months ended February 28, 2013. These fees, for serving as a director, have been included in consulting fees – related parties on the accompanying unaudited condensed consolidated statements of operations. In addition, the Company recorded $5,000 as an accounts payable – related parties balance as of February 28, 2014.

Other

TRIG Special Purpose 1, LLC, from time to time, provided advances to the Company for working capital purposes. TRIG Special Purpose 1, LLC is beneficially owned by the Company’s Vice Chairman and President Alfonso J. Cervantes, the Company’s former principal financial officer and director, Peter Goldstein, and Robert Y. Lee, a shareholder of the Company. During the nine months ended February 28, 2014, TRIG Special Purpose 1, LLC advanced the Company $10,000. During the year ended May 31, 2013, TRIG Special Purpose 1, LLC advanced the Company $33,000 for working capital purposes. To date, the Company has repaid $17,721 to TRIG Special Purpose 1, LLC. At February 28, 2014, the Company had a payable to TRIG Special Purpose 1 LLC of $27,279, which has been included in other current liabilities on the accompanying unaudited condensed consolidated balance sheets. These advances are short-term in nature and non-interest bearing.

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

The Company insures the accounts receivable that are assigned to the financial institution, as the financial institution has recourse to the Company, in the event of the failure of the creditor to make payment.

The borrowings carry interest at a rate of .025% per day (9% per annum).

In February 2014, the Company entered into an agreement under which its UK subsidiaries borrow money against open accounts receivable.

Under this arrangement, the Company receives advances of up to 90% on temporary placements and 75% on permanent placements of the face value of eligible receivables.   Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company net of financing fees.

The Company insures the accounts receivable that are assigned to the financial institution in the event of the failure of the creditor to make payment.

The borrowings carry interest at a rate of 2.50% above the Sterling Libor rate (3.90%).

At February 28, 2014, $2,958,790 was recorded as a liability (including interest) relating to Accounts Receivable Financing.

NOTE 7 - LINE OF CREDIT

Effective November 1, 2012, the Company entered into a $14,000,000 line of credit (“New Line”) with Wells Fargo Bank, NA. The New Line replaced the Sterling National Bank line of credit (“Old Line”). The New Line is subject to accounts receivable limitations and bears interest at Libor plus 5% (5.16% as of February 28, 2014) on the greater of $5,000,000 or the actual loan balance outstanding, and expires on October 31, 2015. The New Line has an annual facility fee, is subject to certain covenants and is secured by all of the assets of the Company. The covenants are as follows:

•	The Company’s Working Capital Ratio (defined as current assets less current liabilities) shall at all times be not less than 1:1 measured on a quarterly basis.

•	The Company’s Cash Flow (defined as Net income plus depreciation and amortization less debt service, distributions and non-financed capital expenditures) shall at all times be positive, as measured on a quarterly cumulative basis.

•	The Company shall not make any loans, advances or transfers to any subsidiary or affiliate other than transactions in the ordinary course of business.

In March 2014, the Company obtained a one-time waiver relating to the above covenants, specifically as it relates to the failure to maintain a working capital ratio of 1:1 and positive cash flow for the quarterly period ended December 2013. The covenants are reviewed by Wells Fargo Bank, N.A. on a quarterly basis based on a calendar year. Wells Fargo Bank has not concluded its review for the quarter ended March 2014.

At February 28, 2014, $7,694,519 was recorded as a liability (including interest) relating to the Line of Credit.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On April 26, 2013, the Company issued 152,400 shares of its Common Stock, with a fair value of $140,587, to an former officer of the Company, based on the terms of his agreement, which states the officer shall receive 2% of the Company’s outstanding Common Stock on February 19, 2013 (7,620,000 shares) upon the closing of the Company’s first acquisition.

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

On January 3, 2014, the Company consummated the acquisition of 100% of the issued and outstanding stock of Staffing UK pursuant to a stock purchase agreement dated October 30, 2013, as amended by Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013 (the “SPA”), by and among the Company and the shareholders of Staffing UK. At the closing, the Company paid $2,884,614 of the purchase price by issuing to the Staffing UK shareholders of 3,296,702 restricted shares of the Company’s Common Stock, at a price of $0.875 per share.

On January 13, 2014, the Company issued 120,000 shares to a consultant valued at $0.875 per share for a total of $105,000.

On February 28, 2014, the Company issued 150,000 shares to a consultant valued at $0.875 per share for a total of $131,250.

Through February 28, 2014, in connection with the Company’s private placement offering of Units for up to $10,000,000 (the “Unit Offering”) raised $9,144,000 for a total of 365.76 units. Each unit consisting of (i) 25,000 shares (the “Shares”) of Common Stock priced at $1.00 per share and (ii) warrants (the “Warrants”) to purchase 12,500 shares (the “Warrant Shares”), at an exercise price of $2.00 per Warrant Share. For a period of two (2) years from the Closing Date, the Shares will be subject to “full ratchet” anti-dilution protection for any subsequent sale of common stock (or securities convertible into common stock) at less than $1.00, unless the financing is in the form of an offering that has been registered with the Securities and Exchange Commission.  Specifically, in the event the Company sells any shares of common stock (or securities convertible into common stock) below $1.00, then the Investor is entitled to receive such shares as they would have received in this Offering had the purchase price been equal to the purchase price at which the Company is then offering the securities (less such shares received in this Offering), subject to a floor of $.80.  This full ratchet protection will only be available to the Investor in this Offering and such right is not transferrable. In connection with such Unit Offering, as of February 28, 2014, the Company issued a total of 9,144,000 shares of Common Stock and 4,572,000 Warrants. In addition, the Company issued 826,150 shares to the placement agent in connection with funds raised by the broker in the Note Offering.

During the nine months ended February 28, 2014 the Company issued 41,375 shares of Common Stock in connection with the Note Offering (see Note 4) to the placement agent. For acting as placement agent, the Company agreed to issue shares of Common Stock equal to an amount up to ten percent (10%) of the aggregate number of shares of Common Stock issued (413,750) in connection with funds raised by the broker in the Private Placement Offering.

During the nine months ended February 28, 2014 the Company issued 113,954 shares of Common Stock related to the conversion of account payable totaling $99,710.

During the nine months ended February 28, 2014 the Company issued 85,000 shares of Common Stock related to the promissory notes totaling $61,026 (see Note 4).

During the nine months ended February 28, 2014 the Company issued 413,750 shares of Common Stock related to the convertible promissory notes totaling $387,225 (see Note 3).

As of February 28, 2014 and May 31, 2013, the Company has issued and outstanding 27,736,149 and 12,288,138, shares of Common Stock, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s Common Stock issued to shareholders at February 28, 2014:

Exercise Price		Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$	1.80-$2.00	5,469,230	2.87	$1.97	5,469,230	$1.97

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2013	583,338	$-
Issued	4,885,892	1.77
Exercised	—	—
Expired	-	-
Outstanding at February 28, 2014	5,469,230	$1.97

Warrants issued:

On April 26, 2013, the Company issued warrants to purchase 583,338 shares of Common Stock at an exercise price of $1.80 per share. The warrants expire three years from the date of grant.

On July 2, 2013, the Company issued warrants to purchase 313,892 shares of Common Stock at an exercise price of $1.80 per share. The warrants expire three years from the date of grant.

Through February 28, 2014, the Company raised $9,144,000 in relation to the private placement for a total of 365.76 units. Each unit consisting of (i) 25,000 shares (the “Shares”) of Common Stock priced at $1.00 per share and (ii) warrants (the “Warrants”) to purchase 12,500 shares (the “Warrant Shares”), at an exercise price of $2.00 per Warrant Share. In connection with such private placement through February 28, 2014 of the Company issued a total of 9,144,000 shares of Common Stock and 4,572,000 Warrants.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On December 15, 2011, TRIG Capital Group, LLC entered into an employment agreement (the “Hartley Employment Agreement”) with Allan Hartley to become its Chief Executive Officer and a Director. On February 21, 2013 the (“Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s chief executive officer (the “CEO”). Pursuant to the Employment Agreement, the CEO shall be paid $7,500 per month on part time basis. Upon completion of the initial acquisition of a target company, Mr. Hartley will receive an annual salary of $180,000 on a full time basis. Additionally, the Company shall transfer (or cause to be transferred) to CEO a number of shares (the “CEO Shares”) of the Company’s Common Stock that represents 5% of the outstanding Common Stock of the Company as of the date of the share acquisition agreement dated February 19, 2013. The CEO Shares shall vest at the following milestones: of the five percent (5%) total shares transferred to the CEO, two percent (2%) will vest simultaneous with the completion of the Company’s first acquisition and one percent (1%) will vest as the completion of the Company’s second, third and fourth acquisitions, respectively. On April 26, 2013, the first milestone was triggered when the Company acquired TRG. Mr. Hartley was issued 152,400 shares, valued at $140,587, based on the terms of his agreement (see Note 7). In December 2013, the Company amended the Hartley Employment Agreement which went effective on January 1, 2014. Pursuant to the amended Hartley Employment Agreement, Mr. Hartley was to serve as Co-Chief Executive Officer of the Company. Mr. Hartley was to be paid a salary of $250,000 per annum, plus other benefits including reimbursement for reasonable expenses and paid vacation. Mr. Hartley was also be entitled to certain performance bonuses based upon the Company achieving certain milestones. The Hartley Employment Agreement had a term through December 31, 2016. On February 26, 2014, Allan Hartley submitted his resignation to the Company whereby he resigned from his positions as Co-Chief Executive Officer and as a director of the Company, effective immediately.  Mr. Hartley’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices.

In December 2013, the Company amended the Cervantes Employment Agreement (the “Cervantes Employment Agreement”) which went effective on January 1, 2014. The Company approved the employment agreement with Alfonso J. Cervantes, the President of the Company.  In addition, the parties agreed that Mr. Cervantes shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Cervantes Employment Agreement, the Company will pay Mr. Cervantes $120,000 annually. In addition, Mr. Cervantes will receive reimbursement for all reasonable expenses which Mr. Cervantes incurs during the course of performance under the Cervantes Employment Agreement. Mr. Cervantes can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Cervantes Employment Agreement upon notice to Mr. Cervantes. On January 3, 2014, Amendment No. 1 to the Employment Agreement (the “Amended Employment Agreement”) of Alfonso J. Cervantes, our President and Director, which amends that certain Employment Agreement, dated February 15, 2013, by and between the Company and Mr. Cervantes (the “Original Employment Agreement”), became effective. The Amended Employment Agreement, which was executed on December 31, 2013, amends the Original Employment Agreement by (i) extending the term of Mr. Cervantes’ employment through December 31, 2016, (ii) increasing Mr. Cervantes’ salary to $250,000 per annum (effective upon Closing) and (iii) providing for certain performance bonuses relating to certain milestones of the Company. In addition, Mr. Cervantes has been appointed Vice Chairman of the Board.

On February 15, 2013, the Company entered into an employment agreement (the “Minton Employment Agreement”) with Darren Minton to serve as a Senior Vice President of the Company.  In addition, the parties agreed that Mr. Minton shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 shares of the Company’s Common Stock. In addition, Mr. Minton will receive reimbursement for all reasonable expenses which Mr. Minton incurs during the course of performance under the Minton Employment Agreement. Mr. Minton can terminate the Employment Agreement after four months with 30 days notice. The Company can terminate the Minton Employment Agreement upon notice to Mr. Minton. On February 24, 2014, the Company entered into a new employment agreement with Mr. Minton to serve as Executive Vice President of the Company. Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $160,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 shares of the Company’s Common Stock. The employment agreement has a term of eighteen months. In addition, the Company can terminate the Employment Agreement after four months with 30 days notice.

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

On January 3, 2014, the Company entered into an employment agreement with Matt Briand (the “Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company (as well as Chief Executive Officer of Monroe). Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both Staffing Solutions and Monroe, a division of Staffing UK. Mr. Briand will also be entitled to an annual bonus of up to 50% of his annual base salary based on Staffing Solutions and its Subsidiaries reaching certain financial milestones. The Briand Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. Mr. Briand’s salary and bonus will be paid by Monroe. Aside from the Briand Employment Agreement, Mr. Briand has not been involved in any transaction with Staffing Solutions that would require disclosure under Item 404(a) of the Regulation S-K. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. On February 26, 2014, following the resignation of Mr. Hartley, Mr. Briand became the sole Chief Executive Officer.

Additionally on January 3, 2014, the Company entered into an employment agreement with Brendan Flood (the “Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the Board (as well as Chief Executive Officer of Initio). Mr. Flood will be paid a salary of £192,000 (approximately $315,000) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both Staffing Solutions and Staffing UK. Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index in UK for All Urban Consumers. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based on Staffing Solutions and its Subsidiaries reaching certain financial milestones. The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. Mr. Flood’s salary and bonus will be paid by Initio. Aside from the Flood Employment Agreement, Mr. Flood has not been involved in any transaction with Staffing Solutions that would require disclosure under Item 404(a) of the Regulation S-K. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment.

On February 11, 2014 a term sheet was agreed to for annual compensation of $120,000 with Nicholas Koutsivitis for his role as Controller and Vice President. In addition, Mr. Koutsivitis will be entitled to a 25% bonus at calendar year end based on certain performance milestones as mutually agreed. The Company will be required to provide a 90 day notice in the event of termination.

On February 17, 2014 a term sheet was agreed to for annual compensation of $180,000 with Wade Pearson for his role as Senior Vice President of Finance. In addition, Mr. Pearson will be entitled to a 50% bonus at calendar year end based on certain performance milestones as mutually agreed. The Company will be required to provide a 90 day notice in the event of termination.

Consulting Agreements

On May 1, 2013, the Company entered into a one-year advisory agreement for business advisory services with Mr. Richard M. Cohen.  In connection with the agreement, the Company shall pay this consultant $120,000 during the term of the contract payable in a combination of cash and stock of the Company on the following basis:

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

In addition Mr. Cohen shall receive $60,000 per annum at the rate of $5,000 per month with payments made on the first of each month. Commencing May 1, 2013, the date of this Agreement, the $5,000 monthly shall be accrued and whatever balance has accrued will be paid in full from the proceeds of the financing at the closing of the Company's initial acquisition and Alternative Public Offering. Subsequent payments following the closing will be due on the first of each month. This agreement expired on April 30, 2013 and was not renewed.

At February 28, 2014 and May 31, 2013, the Company owed this advisor $60,000, respectively which subsequently has been converted into 60,000 shares of Common Stock and is regarded as paid in full.

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. The parties agreed that from July 1, 2012 until June 30, 2013, the Mr. Villard would serve as a member of our board of directors as well as perform advisory services for the Company, as well as serving as member of our board of directors. Mr. Villard will devote, on a non-exclusive basis, the necessary time, energy and efforts to our business and to use his best efforts and abilities to faithfully and diligently promote our business interests. The Company will pay Mr. Villard $45,000, consisting of: (i) $22,500 of shares of our Common Stock to be issued equally on a monthly basis pursuant to the terms of the agreement (based on the value equal to 50% of the per share price of the Common Stock sold in the private placement financing), and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the agreement. This agreement expired on June 30, 2013 and Mr. Villard continued receiving compensation on a month to month basis. On September 26, 2013, Mr. Villard entered into a new agreement with the Company effective as of July 1, 2013, to serve as a member of our board of directors for an annual payment of $60,000, payable $5,000 per month as follows: (i) 50% in cash, or $2,500, and (ii) 50% in restricted common stock of the Company, par value $.00001 per share (the "Common Stock"), which Common Stock shall be valued at the lower of $1.00 or the average Bid price of the Common Stock for the preceding 20 days as quoted on the OTCBB or such other exchange that the Common Stock is quoted on. In addition, effective January 1, 2014, Mr. Villard entered into a separate agreement to serve as an advisor to the Company for a term of one year at substantially the same rate ($60,000 per year, payable monthly 50% in cash and 50% in restricted Common Stock at $1.00 per share).

On July 19, 2013, the Company entered into a one-year consulting agreement for business development, business modeling and support services to the CFO with River Star Professional Group (“RSPG”) which was amended to a two year agreement effective July 17, 2013.  As part of the amendment, the Company acknowledged that an outstanding balance was due to RSPG. Further, in connection with the amendment, the Company shall: (i) issue a scope of work statement for any pre-due diligence analysis and for any due diligence services required by the Company to be completed with RSPG providing a flat rate price quote to perform such services for each Target acquisition plus pre-approved related expenses incurred in performing such service ; (ii) for business modeling and support services to the CFO, pay this consultant a monthly cash retainer of $5,000 the first day of each month for the term of this agreement plus $2,500 per month in the form of Common Stock of the Company based upon the closing share value as of the last day of each month, for up to 40 man hours of service time with additional hours above 40 hours billed at an agreed upon hourly rate plus pre-approved related expenses incurred in performing such services; and (iii) the Company will pay the Consultant performance fee (the “Performance Fee”) at the time of closing of a transaction in the event that Consultant or the designee of the Consultant originates a merger, acquisition or other similar transaction to which the Company is party. Additionally in November 2013, the Company requested that RSPG provide compliance support services for which RSPG was paid an initial $30,000 retainer fee. On March 1, 2014, this agreement was amended to reflect a change in compensation to a rate of $250 per hour and a term of twelve months.

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

On February 15, 2013, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target. The Company will pay Grandview $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company will further compensate Grandview as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to have the Company provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. Grandview will receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. The Company’s former Chairman of the Board, Principal Financial Officer, and Treasurer, Peter Goldstein, is the majority shareholder of Grandview Capital Partners, Inc. Mr. Goldstein resigned from the Board and all officer positions as of January 3, 2014. This agreement has been amended and will continue until September 30, 2014.

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

On February 14, 2013, the Company entered into a corporate services agreement (the “Pylon Agreement”) with Pylon Management, Inc. (“Pylon”). Pursuant to the Pylon Agreement, Pylon will provide the Company primarily with assistance and advice in identifying out a potential merger or acquisition targets and integrating such acquired business into the Company for a period of eighteen (18) months. Pursuant to the Pylon Agreement, for any merger and acquisition transaction, Pylon will receive a fee between three (3%) and five (5%) percent of the transaction value. Pylon shall also receive equity compensation in the amount of two percent (2%) of the outstanding shares of the Company’s Common Stock on the date of the first M&A transaction, and one percent (1%) of the outstanding shares of the Company’s Common Stock on the date of the second M&A transaction. All shares of the Company Common Stock issued under the Pylon Agreement shall have “piggyback” registration rights at the Company’s election and shall be included in any registration statement filed by the Company with the Securities and Exchange Commission. Upon the closing of the first M&A transaction, the Company will pay a monthly retainer of $5,000 per month. The Company will also pay Pylon 2% of the net sales of the Company for administrative services rendered, which may be reduced pursuant to the Pylon Agreement. The Pylon Agreement may be terminated by either party upon ninety (90) days written notice. On April 26, 2013, the Company acquired TRG. As such, Pylon was issued 175,734 shares based on the terms of the agreement. In February 2014, the Company issued Pylon 150,000 shares of Common Stock as full settlement and termination of the Pylon Agreement. On March 1, 2014, the Company entered into a 12 month advisory agreement with Pylon. The Company will pay Pylon $5,000 per month as well as performance-based fees.

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

On September 26, 2013, the Company entered into an agreement with Robert Mayer. The agreement with the Company, effective as of July 1, 2013, to serve as a member of our board of directors, is for an annual payment of $60,000, payable $5,000 per month as follows: (i) 50% in cash, or $2,500, and (ii) 50% in restricted common stock of the Company, par value $.00001 per share, which Common Stock shall be valued at the lower of $1.00 or the average Bid price of the Common Stock for the preceding 20 days as quoted on the OTCBB or such other exchange that the Common Stock is quoted on. In addition, effective January 1, 2014, Mr. Mayer entered into a separate agreement to serve as an advisor to the Company for a term of one year at substantially the same rate ($60,000 per year, payable monthly 50% in cash and 50% in restricted Common Stock at $1.00 per share).

In February 2014, the Company entered into an agreement with Jeff Grout to serve as a member of our board of directors, is for an annual payment of $60,000, payable $5,000 per month as follows: (i) 50% in cash, or $2,500, and (ii) 50% in restricted common stock of the Company, par value $.00001 per share, which Common Stock shall be valued at $1.00 per share or market.

In February 2014, the Company entered into an agreement with Robert Weingarten to serve as a member of our board of directors, is for an annual payment of $60,000, payable $5,000 per month as follows: (i) 50% in cash, or $2,500, and (ii) 50% in restricted common stock of the Company, par value $.00001 per share, which Common Stock shall be valued at $1.00 per share.

Material Agreements

IDC Agreement

On February 11, 2013, the Company entered into a binding Acquisition Agreement (the “IDC Agreement”), by and among IDC Technologies, Inc. (“IDC”) and Prateek Gattani, the sole shareholder of IDC (the “IDC Shareholder”), and upon satisfaction of all the closing conditions, the Company will acquire all the issued and outstanding stock of IDC and IDC will become a wholly owned subsidiary of the Company for an aggregate purchase price of approximately $13,400,000 (the “Purchase Price”). As of the date hereof, the Company has been unable to finalize a definitive stock purchase agreement with IDC and has decided to abandon this transaction. All costs associated with this transaction were charged to operations as incurred.

NOTE 10 – GEOGRAPHICAL SEGMENTS

For the nine months ended February 28, 2014 and 2013, the Company generated revenues in the US, Canada and the UK as follows:

	Nine Months Ended February 28, 2014	Nine Months Ended February 28, 2013

Revenue generated in the US	$19,760,019	$90,777
Revenue generated in Canada	36,251	-
Revenue generated in the UK	419,511	-
Total revenue	$20,215,781	$90,777

As of February 28, 2014 and 2013, the Company has assets in the US, Canada and the UK:

	February 28, 2014	May 31, 2013

Total assets in the US	$32,684,814	$3,320,497
Total Assets in Canada	118,800	-
Total assets in the UK	2,585,725	-
Total assets	$35,389,339	$3,320,497

As of February 28, 2014 and 2013, the Company has liabilities in the US, Canada and the UK:

	February 28, 2014	May 31, 2013

Total liabilities in the US	$24,390,908	$2,542,133
Total liabilities in Canada	7,378	-
Total liabilities in the UK	1,620,074	-
Total liabilities	$26,018,360	$2,542,133

NOTE 11 - ACQUISITIONS

On April 26, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of The Revolution Group (“TRG”), pursuant to a stock purchase agreement (the “TRG Purchase Agreement”) dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG (the “TRG Shareholders”). Prior to the completion of the Company’s audit, the aggregate consideration paid by the Company to the TRG Shareholders for the acquisition was $1,665,849, payable as follows: (i) at the closing of the TRG acquisition (the “Closing”) the Company made cash payments to the TRG Shareholders in an aggregate of $896,996 and (ii) at the Closing, the Company paid the remaining $768,853 of the purchase price by issuing to the TRG Shareholders of 512,569 restricted shares of the Common Stock at a price of $1.50 per share. In addition to the purchase price, the Company will pay to the TRG Shareholders performance-based compensation in an amount in cash equal to the following percentages of TRG’s gross profit from the date of Closing through the end of the sixteenth (16th) quarter following the Closing date (the “Earn Out Period”) not to exceed a total of ($1,500,000): (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period.

Upon completion of the Company’s audit and the valuation of the earn-out liability, the aggregate consideration paid by the Company to the TRG Shareholders for the acquisition was $2,509,342 (the “Purchase Price”), payable as follows: (i) at the closing of the TRG acquisition (the “Closing”) the Company made cash payments to the TRG Shareholders in an aggregate of $907,287 at the Closing, the Company paid the remaining $410,055 of the Purchase Price by issuing to the TRG Shareholders of 512,569 restricted shares of the Common Stock at a price of $0.80 per share. In addition to the Purchase Price, the Company will pay to the TRG Shareholders performance-based compensation in an amount in cash equal to the following percentages of TRG’s gross profit from the date of Closing through the end of the sixteenth (16th) quarter following the Closing date (the “Earn Out Period”) not to exceed a total of ($1,500,000): (i) 20% of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period. The Company estimates the performance-based compensation to total $1,192,000. The earn-out liability is calculated in accordance with the terms of the TRG Purchase Agreement.  The liability was valued by a third party financial advisory firm based on management's best estimates of the projected financial results of TRG over the next four years. The Company adjusts the earn-out liability on a quarterly basis based on actual results. Adjustments are recorded on the statement of operations. During the nine months ended February 28, 2014, the Company paid $199,381 towards the earn-out liability. At February 28, 2014 the balance of the earn-out liability was $992,619. As a result of the acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions”. This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the acquisition of TRG, the Company identified and recognized an intangible asset of $999,729 representing contractual and non-contractual customer relationships. The asset is being amortized on the straight line basis over the estimated life of the asset of four years. During the nine months ended February 28, 2014 and 2013 the Company recognized amortization expense of $208,277 and $0, respectively. The Company recognized amortization expense of $20,828 in the fiscal year ended May 31, 2013 and will recognize amortization expense of $249,932 in the fiscal year ended May 31, 2014, $249,932 in the fiscal year ended May 31, 2015, $249,932 in the fiscal year ended May 31, 2016 and $229,105 in the fiscal year ended May 31, 2017. The Intangible Asset balance at February 28, 2014 is $791,452.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:

Current assets	$47,881
Intangible assets	999,729
Goodwill	1,467,718

LIABILITIES

Current liabilities	$5,986

Net purchase price	$2,509,342

On November 4, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of Control Solutions International, Inc., a Florida corporation (“CSI”) and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a definitive Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid by the Company to the NCSI Shareholders for the Acquisition was $3,530,454 (assuming entire earnout is paid), payable as follows: (i) cash payments at closing to the NCSI Shareholders of $1,311,454 and (ii) at the Closing, the Company paid the remaining $119,000 of the purchase price by issuing to the NCSI Shareholders 136,000 restricted shares of the Company’s Common Stock at a price of $0.875 per share and (iii) in addition to the Purchase Price, the Company will pay to the Shareholders performance-based compensation in an amount equal to 20% of the amount of CSI’s and CCSI’s consolidated gross profit from the Closing Date through the end of the sixteenth (16th) quarter following the Closing Date (the “Earn Out Period”) not to exceed a total of $2,100,000. As a result of the Acquisition, CSI has become a wholly-owned subsidiary of the Company.

In connection with the acquisition of CSI, the Company identified and recognized an intangible asset of $1,433,730 representing contractual and non-contractual US and foreign customer relationships on a consolidated basis. The asset is being amortized over the estimated life of four years. CSI customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. During the nine months ended February 28, 2014 and 2013 the Company recognized amortization expense of $119,478 and $0, respectively. The Company will recognize amortization expense of $209,869 in the fiscal year ended 2014, $358,433 in the fiscal year ended 2015, $358,433 in the fiscal year ended 2016, $358,433 in the fiscal year ended 2017 and $149,347 in the fiscal year ended 2018. The Intangible Asset balance, net of accumulated amortization, at February 28, 2014 is $1,314,252.

The fair value allocation of intangible assets resulting from the acquisition of CSI is based on management estimates. The Company intends to retain the services of an independent valuation expert to determine the fair market value of the identifiable intangible assets, including the customer list and employment agreements associated with the acquisition of CSI. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on November 4, 2013. The Company anticipates this will be completed prior to filing its May 31, 2014 Form 10-K Annual Report and reflected in its consolidated financial statements at such date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:

Current assets	$1,475,716
Intangible assets	1,433,730
Goodwill	765,879

LIABILITIES

Current liabilities	$144,871

Net purchase price	$3,530,454

On January 3, 2014, the Company consummated and closed the acquisition of 100% of the issued and outstanding stock of Initio International Holdings Limited, a company organized under the laws of England and Wales (“Initio”) and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”).   The transaction contemplated by a Share Purchase Agreement, dated October 30, 2013, as amended by Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013 (the “SPA”), by and among the Company and the shareholders of Initio. Pursuant to the SPA, the Company consummated the acquisition (the “Acquisition”) of 100% of the issued and outstanding stock of Initio and its respective subsidiaries.  The aggregate consideration paid by the Company to the Initio Shareholders for the Acquisition was $12.79 million in cash, shares of the Company’s Common Stock and promissory notes of the Company (the “Purchase Price”) plus $500,000 as a fee consideration (the fee consideration together with the Purchase Price, the “Total Purchase Price”). The Total Purchase Price was paid as follows: (i) the Company made cash payments to the Initio Shareholders in an aggregate of $6,440,000; (ii) the Company paid $2,884,614 by issuing to the Initio Shareholders 3,296,702 restricted shares of the Company’s Common Stock (the “Purchaser Shares”) at a price of $0.875 per share; and (iii) the Company paid the remaining $3,964,949 by issuing to the Initio Shareholders three (3) year promissory notes (subject to adjustment if certain post-closing results are not achieved), each promissory note bearing an interest rate of six percent (6%) per annum, amortized on a five (5) year straight line basis. Upon closing of the Acquisition, certain of the Initio Shareholders were appointed to the Company’s Board of Directors and entered into employment agreements with the Company or one of its subsidiaries. As a result of the Acquisition, Initio and its Subsidiaries became wholly-owned subsidiaries of the Company and was renamed Staffing 360 Solutions (UK) Limited (“Staffing UK”).

In connection with the acquisition of Staffing 360 Solutions (UK), the Company identified and recognized an intangible asset of $1,299,406 representing contractual and non contractual US and foreign customer relationships, trade names and employee relationships on a consolidated basis. The asset is being amortized over the estimated life of four years. Staffing UK customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. The Company will recognize amortization expense of $132,313 in the fiscal year ended May 31, 2014, $335,577 in the fiscal year ended May 31, 2015, $335,577 in the fiscal year ended May 31, 2016, $335,577 in the fiscal year ended May 31, 2017 and $195,753 in the fiscal year ended May 31, 2018. The Intangible Asset balance, net of accumulated amortization, at February 28, 2014 is $1,250,987.

The fair value allocation of intangible assets resulting from the acquisition of Staffing (UK) is based on management estimates. The Company intends to retain the services of an independent valuation expert to determine the fair market value of the identifiable intangible assets, including the customer list and employment agreements associated with the acquisition of Staffing (UK). Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on January 3, 2014. The Company anticipates this will be completed prior to filing its May 31, 2014 Form 10-K Annual Report and reflected in its upcoming audited consolidated financial statements at such date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:

Total assets	$15,550,449
Intangible assets	1,299,406
Goodwill	11,694,651

LIABILITIES

Total liabilities	$15,254,943

Net purchase price	$13,289,563

On February 28, 2014, Staffing 360, through its wholly owned United Kingdom subsidiary Staffing UK, completed the acquisition of the business and certain assets of Poolia UK Ltd. (“Poolia UK”). The Acquisition was completed pursuant to that certain Asset Purchase Agreement (the “Purchase Agreement”) by and among Staffing UK, and Poolia UK Ltd. Poolia UK operates its professional staffing services from its office in London and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom. Pursuant to the Purchase Agreement, the Company purchased from the Poolia UK Ltd. substantially all of Poolia UK Ltd.’s business and assets, including but not limited to contracts, business information, records, book debts and goodwill. The aggregate consideration to be paid by the Company to Poolia UK for the sale and purchase of the business and assets shall be £500,000 (approximately $825,000) (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Purchase Price”). The Fixed Consideration and a sum of £250,000 (approximately $412,500), being an advance payment of the NAV Consideration, shall be paid in full in cash on Closing. The balance of the NAV Consideration will be paid by the Company to Poolia by April 30, 2014 for total consideration of $1,576,831.

In connection with the acquisition of Poolia UK, the Company identified and recognized an intangible asset of $100,059 representing contractual and non contractual foreign customer relationships, trade names and employee relationships on a consolidated basis. The asset is being amortized over the estimated life of four years. Poolia customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the Contractual and Non Contractual Customer Relationships is based on management’s calculations. The Company will recognize amortization expense of $8,338 in the fiscal year ended May 31, 2014, $25,015 in the fiscal year ended May 31, 2015, $25,015 in the fiscal year ended May 31, 2016, $25,015 in the fiscal year ended May 31, 2017 and $16,676 in the fiscal year ended May 31, 2018. The Intangible Asset balance, net of accumulated amortization, at February 28, 2014 is $100,059.

The fair value allocation of intangible assets resulting from the acquisition of Poolia UK is based on management estimates. The Company intends to retain the services of an independent valuation expert to determine the fair market value of the identifiable intangible assets, including the customer list and employment agreements associated with the acquisition of Poolia UK. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on February 28, 2014. The Company anticipates this will be completed prior to filing its May 31, 2014 Form 10-K Annual Report and reflected in its upcoming audited consolidated financial statements at such date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:

Current assets	$1,207,897
Intangible assets	100,059
Goodwill	900,528

LIABILITIES

Current liabilities	$631,653

Net purchase price	$1,576,831

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of TRG, CSI, Staffing UK and Poolia UK had occurred as of June 1, 2012:

	For the Nine Months Ended February 28,		For the Three Months Ended February 38,
	2014	2013	2014	2013

Net Revenues	$93,553,248	$70,407,063	$24,871,115	$21,631,590

Net loss from continuing operations	(2,472,955)	(970,528)	(1,820,580)	(1,299,778)

Net loss per share from continuing operations	(0.13)	(0.08)	(0.08)	(0.11)

Weighted average number of shares – Basic and diluted	18,501,885	11,565,271	22,472,174	11,565,271

NOTE 12 – SUBSEQUENT EVENTS

On March 13, 2014, the Company successfully completed its Unit Offering of the maximum amount of $10,000,000. From March 1, 2014 through March 13, 2014, the Company conducted additional closings consisting of 34.24 Units for an aggregate of $856,000. As of the final closing, the Company received an aggregate amount of $10,000,000 from a total of 137 accredited investors and issued an aggregate of 400 Units, which consisted of a total of 10,000,000 shares of Common Stock and 5,000,000 Warrants. For a period of two (2) years from the Closing Date, the Shares will be subject to “full ratchet” anti-dilution protection for any subsequent sale of common stock (or securities convertible into common stock) at less than $1.00, unless the financing is in the form of an offering that has been registered with the Securities and Exchange Commission.  Specifically, in the event the Company sells any shares of common stock (or securities convertible into common stock) below $1.00, then the Investor is entitled to receive such shares as they would have received in this Offering had the purchase price been equal to the purchase price at which the Company is then offering the securities (less such shares received in this Offering), subject to a floor of $.80.  This full ratchet protection will only be available to the Investor in this Offering and such right is not transferrable

In connection with the Unit Offering, the Company retained Accelerated Capital Group, Inc. as the placement agent for a significant portion of the Private Placement Offering. For acting as placement agent, the Company agreed to pay Accelerated Capital Group: (i) a fee in cash up to an amount equal to ten percent (10%) of the aggregate gross proceeds raised by such broker in the Unit Offering, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds raised by such broker in the Unit Offering, and (iii) shares of Common Stock equal to an amount up to ten percent (10%) of the aggregate number of shares of Common Stock issued in connection with funds raised by the broker in the Unit Offering. As of the final closing, the Company paid the placement agent an aggregate consideration of $1,105,380 and issued an aggregate of 921,150 shares of Common Stock.

As of the final closing of the Unit Offering on March 13, 2014, all of the investors in certain 12% Unsecured Convertible Promissory Notes (the “Notes”) that were issued in connection with that certain bridge offering for an aggregate of $1,655,000, as disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013 (the “Note Offering”), elected to convert all of the respective Notes, plus accrued interest, into Units at the same terms of the Unit Offering. This resulted in the aggregate issuance of an additional 1,727,058 shares of Common Stock to the Note holders.

On March 25, 2014, the Board of Directors of the Company appointed Mr. Jeff R. Mitchell as the Company’s Chief Financial Officer and Executive Vice President. The following is certain biographical information regarding Mr. Mitchell. In connection with Mr. Mitchell’s appointment as Chief Financial Officer, the Company and Mr. Mitchell entered into a Letter of Employment, dated March 7, 2014, with a commencement date on March 17, 2014 and effective on March 25, 2014 upon Board approval (the “Letter of Employment”), which detailed the proposed terms of employment with the Company, including Mr. Mitchell’s roles with the Company, compensation, reimbursable expenses, benefits and termination provisions.

Under the Letter of Employment, Mr. Mitchell will receive an annual base salary $250,000. Mr. Mitchell will also receive a grant of 125,000 restricted shares of the Company’s Common Stock, issuable as follows: (i) 50,000 shares on June 1, 2014, and (ii) 25,000 shares on each one year anniversary of Mr. Mitchell’s employment. In addition, Mr. Mitchell will be entitled to 150,000 stock options to be issued under the Company’s Stock Option Plan, which such stock options shall vest as follows: (i) 30,000 stock options on June 1, 2014 and (ii) 30,000 stock options on each one year anniversary of Mr. Mitchell’s employment. The stock options have an exercise price of $2.00 per share, and exercisable for a period of five years.

Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives for the year, and the annual bonus target is 50% of annual base salary. The Board also agreed to reimburse Mr. Mitchell up to $25,000 for relocation expenses and reimbursement for the reasonable costs and expenses incurred by Mr. Mitchell in connection with performing his services for the Company.

On March 25, 2014, as a result of Mr. Mitchell’s appointment as Chief Financial Officer of the Company, Mr. Alfonso J. Cervantes stepped down as the Company’s interim Chief Financial Officer. Mr. Cervantes will continue his roles as Vice Chairman and President of Staffing 360 Solutions, Inc.

On April 21, 2014, Mr. Robert Weinarten resigned as director of the Company. Mr. Weingarten did not resign as a result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

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

Overview

The Company was incorporated in the State of Nevada on December 22, 2009, with the name “Golden Fork Corporation”. On March 16, 2013, the Company filed the Amendment to change its name from “Golden Fork Corporation” to “Staffing 360 Solutions, Inc.”

On July 31, 2013, the Company formed Staffing Alliance. In September 2013, Staffing Alliance commenced operations and in October 2013, we began generating revenues. Staffing Alliance is a wholly-owned subsidiary of the Company. Currently, Staffing Alliance provides temporary staffing solutions to 4 customers and payroll processing services to one customer.

On February 11, 2013, the Company negotiated and entered into the New IDC LOI with IDC. As of the date hereof, we have been unable to finalize a definitive stock purchase agreement with IDC. The Company is no longer pursuing this transaction.

On April 26, 2013, the Company consummated the TRG Acquisition, pursuant to the TRG Purchase Agreement dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (see Note 11).

On November 4, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of CSI pursuant to a definitive stock purchase agreement dated August 14, 2013 by and among the Company, NCSI, and the shareholders of NCSI (see Note 11).

On January 3, 2014, the company consummated and closed the acquisition of 100% of the issued and outstanding stock of Staffing 360 Solutions (UK) Limited (formerly Initio International Holdings Limited) and its respective Subsidiaries, including but not limited to Monroe The acquisition was completed pursuant to that certain share purchase agreement, dated October 30, 2013, as amended by Amendment No. 1 to the share purchase agreement, dated December 10, 2013, by and among the Company and the shareholders of Initio. See Note 11 to the financial statements in this Quarterly Report on Form 10-Q for a more complete description of the acquisition of Initio.

On February 28, 2014, the Company consummated and closed the acquisition of 100% of the issued and outstanding stock of Poolia UK Limited and its respective Subsidiaries. The acquisition was completed pursuant to that certain asset purchase agreement, dated February 28, 2014. See Note 11 to the financial statements in this Quarterly Report on Form 10-Q for a more complete description of the acquisition of Poolia.

Operating History

We intend to acquire domestic and international staffing companies. To date, we operate five entities, Staffing Alliance, Cyber 360, CSI, Staffing 360 Solutions (UK) and Poolia (UK). We are currently negotiating with other potential acquisitions. We began generating revenues in October 2013. As a result of these current acquisitions, we are currently generating in excess of $20 million in revenues however our business plan is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods and cost overruns.

From inception to February 28, 2014, we raised $16,914,591 in the form of convertible notes payable, related party notes, accounts receivable financing and through the sale of Common Stock and warrants. On December 6, 2013, the Company completed its fifth and final closing of its private placement offering of promissory notes for up to $1,750,000. As of the final closing of the note offering, the Company received an aggregate amount of$1,655,000. On January 3, 2014 and January 7, 2014, the Company completed its first and second closings, respectfully, in the aggregate amount of $8,261,500 in connection with its “best efforts” private placement offering of units up to $10,000,000. Through February 28, 2014, the Company raised $9,144,000 through the private placement unit offering. On March 13, 2014, the Company successfully completed its Unit Offering of the maximum amount of $10,000,000. We will be seeking additional financing in the future in order to obtain the capital required to implement our business plan and purchase and operate staffing companies. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we will be unable to continue, develop or expand our operations. Equity financing will result in additional dilution to our existing shareholders.

Going concern

Through August 2013, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. In April 2013, Cyber 360 Solutions commenced operations and began generating revenues. In November 2013, NCSI commenced operations and began generating revenues. In January 2014, Staffing UK commenced operations and began generating revenues. In February 2014, Poolia UK commenced operations and began generating revenues. Since the Company has incurred losses and currently has negative working capital, these unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of February 28, 2014, the Company had a working capital deficiency of $5,103,748, and had an accumulated deficit of $7,284,506 and for the nine months ended February 28, 2014 has a net loss and net cash used in operations of $3,614,764 and $1,476,078, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Currently, we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and acquire additional entities. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and conducting additional financings through debt and equity transactions in order to acquire additional entities. The Company anticipates it will require $2 million over the next twelve months for working capital purposes; this amount does not include capital needed to fund additional acquisitions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Through February 28, 2014, the Company has raised capital by conducting financings through debt and equity transactions. On December 6, 2013, the Company completed its final closing of its Private Placement Offering of Notes with certain Purchasers (the “Note Offering”). As of the final closing of the Note Offering, the Company received an aggregate amount of $1,655,000. On January 3, 2014 and January 7, 2014, the Company completed its first and second closings, respectfully, in a private placement of units for up to $10,000,000 (the “Unit Offering”) consisting of Common Stock and warrants, in the aggregate amount of $8,261,500. Further, as of February 28, 2014, the Company raised $9,144,000 in the Unit Offering for a total of 365.76 units. Each unit (the “Unit”) consists of (i) 25,000 shares (the “Shares”) of Common Stock priced at $1.00 per share and (ii) warrants (the “Warrants”) to purchase 12,500 shares (the “Warrant Shares”), at an exercise price of $2.00 per Warrant Share. The sale of the Units qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company did not involve a “public offering” and the Company only accepted investments from accredited investors. For the aggregate amount of $9,144,000 and the 365.76 Units through February 28, 2014, consists of a total of 9,114,000 shares of Common Stock and 4,572,000 Warrants.

On March 13, 2014, the Company successfully completed its Unit Offering of $10,000,000. As of the final closing of the Unit Offering, the Company received an aggregate amount of $10,000,000 from a total of 137 accredited investors and issued an aggregate of 400 Units, which consists of a total of 10,000,000 shares of Common Stock and 5,000,000 Warrants.

Results of Operations

For the three months ended February 28, 2014 as compared to the three months ended February 28, 2013

The following table sets forth the results of our operations for the three months ended February 28, 2014 and 2013 indicated as a percentage of net revenues:

	Quarter Ended February 28,
	2014		2013

Service revenues	$16,908,799	100%	$69,723	100%
Direct cost of services	13,406,858	79%	39,126	56%
Gross profit	3,501,941	21%	30,597	44%
Operating expenses	4,555,664	27%	793,561	1138%
Loss from operations	(1,053,723)	(6)%	(762,964)	(1094)%
Other expenses	(709,638)	(4)%	(23,444)	(34)%
Net loss	$(1,763,361)	(10)%	$(786,408)	(1,128)%

Service revenues

We began to generate revenues in October 2013. As of February 28, 2014, the Company had five entities – Staffing Alliance, Cyber 360, Control Solutions International (CSI), Staffing (UK) and Poolia (UK). Staffing Alliance provides temporary staffing and payroll processing services. Payroll services are performed for which the Company handles basic human resources functions, weekly payroll, direct deposit, W-2’s and workers’ compensation insurance. Temp staff services include assistance in sourcing and recruitment strategy. Staffing Alliance revenues are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Gross billings for the quarter ended February 28, 2014 totaled $480,128. Staffing Alliance reduced its the gross billings by $399,768 for employee payroll costs representing wages and associated payroll expenses (taxes, unemployment, workers compensation) paid to employees and tax authorities on behalf of clients for which the Company provides payroll processing services. For the three months ended February 28, 2014, Staffing Alliance had net revenues of $80,360. Gross billings for the quarter ended February 28, 2013 totaled $516,441. Staffing Alliance reduced its the gross billings by $446,718 for employee payroll costs representing wages and associated payroll expenses (taxes, unemployment, workers compensation) paid to employees and tax authorities on behalf of clients for which the Company provides payroll processing services. For the three months ended February 28, 2013, Staffing Alliance had net revenues of $69,723.

Cyber 360 was acquired on April 26, 2013. Cyber 360 primarily provides IT and information security temporary staffing services for an array of large institutions. They also provide permanent placement, consulting to permanent placement and consulting. Contingent staffing and consulting revenues are recognized when the services are rendered by the Company’s contingent employees and consultants. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. For the three months ended February 28, 2014, Cyber 360 had revenues of $1,109,104 compared to $0 for the three months ended February 28, 2013. Permanent placement staffing revenues are recognized when employment candidates typically start their first day of work. The Company offers a 30/60/90 day guarantee. If the employee is terminated or leaves voluntarily during this period, a pro-rated refund is provided. The Company has a substantial history of estimating the effect of permanent placement candidates who do not remain with its client through the guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation.

Control Solutions International (CSI) was acquired on November 4, 2013. It provides consulting and risk advisory services principally in the US and Canada but also has a network of affiliated entities across a further 33 countries. It recognizes revenue ratably over the period in which the service is provided. The costs of the service provision are recognized as the cost and time is incurred. For the three months to February 28, 2014, CSI added revenue to the Company of $1,928,435 compared to $0 for the three months ended February 28, 2013.

Staffing UK was acquired on January 3, 2014. It provides temporary staffing and permanent placement services in the US and the UK. Revenues are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. For the three months to February 28, 2014, Staffing UK added revenue to the Company of $13,801,537 compared to $0 for the three months ended February 28, 2013.

Poolia UK was acquired on February 28, 2014. Poolia UK operates its professional staffing services from its office in London and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom. For the three months ended February 28, 2014, Poolia UK did not have any revenues.

For the three months ended February 28, 2014, we, on a consolidated basis, had net revenues of $16,908,799 compared to $69,723 for the three months ended February 28, 2013.

Direct cost of services

Cost of revenues includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended February 28, 2014 and 2013, cost of revenues was $13,406,858 and $39,126, respectively. The increase is related to the cost of revenues of the Company’s four acquisition, which took place after the quarter ended February, 2013.

Gross profit and gross margin

Our gross profit for the three months ended February 28, 2014 and 2013 was $3,501,941 and $30,597, respectively, representing gross margin of 21% and 41% respectively. The decrease is related to the gross profit of the Company’s four acquisition, which took place after the quarter ended February, 2013 as compared to the gross profit of its lone subsidiary in 2013.

Operating expenses

For the three months ended February 28, 2014, operating expenses amounted to $4,555,664 as compared to $793,561 for the three months ended February 28, 2013, an increase of $3,762,103. For the three months ended February 28, 2014 and 2013, operating expenses consisted of the following:

	Three Months Ended February 28,
	2014	2013
General and administrative	$1,758,547	$76,343
Compensation	1,830,173	55,049
Consulting fees – related parties	100,000	352,796
Depreciation	244,211	-
Professional fees	622,733	309,373
Total operating expenses	$4,455,664	$793,561

For the three months ended February 28, 2014, the increase in our operating expenses as compared to the three months ended February 28, 2013 was primarily attributable to:

¨	An increase of $1,682,204 in general and administrative expenses for the three months ended February 28, 2014 as compared to the three months ended February 28, 2013. The increase is primarily attributable to the implementation of the Company’s business plan as well as office expenses related to the Company’s subsidiaries, four of which did not exist in 2013.

¨	An increase in compensation of $1,775,124. The Company has increased its workforce due to the increase related to the acquisitions made in April 2013, November 2013 and January 2014. In 2013, the Company hired the president of the Company as well as two senior vice presidents. In addition the increase in compensation also relates to the compensation of the employees working for the Company’s subsidiaries.

¨	A decrease in consulting fees to related parties incurred for administrative overhead services and business development services of $100,000. The decrease is primarily attributable to the Company hiring executive officers rather than hiring consultants in order to implement the Company’s business plan specifically researching and adding potential target acquisitions as well as implementing the Company’s plan relating to its existing subsidiaries.

¨	The Company’s intangible assets which has been deemed Contractual and Non Contractual Customer Relationships are being amortized over the estimated life of the asset of four years. The intangible asset is related to the acquisitions of Cyber 360 on April 26, 2013, Control Solutions International on November 4, 2013 and Staffing UK on January 3, 2014. The amortization of the intangible was calculated for the three months ended February 28, 2014. During the quarter ended February 28, 2014 and 2013 the Company recognized amortization expense of $200,510 and $0, respectively.

¨	An increase of $43,701 in depreciation expense. The increase relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

¨	An increase of $313,360 in professional fees in the three months ended February 28, 2014 as compared to the three months ended February 28, 2013. The increase primarily relates to increases in accounting, consulting and legal fees relating to the implementation of the Company’s business plan specifically due diligence (legal and accounting) of potential acquisition targets. The increase also relates to the professional fees relating to running public companies (accounting, auditing, legal, transfer agent, filing fees).

Other Expenses

For the three months ended February 28, 2014, we incurred interest and financing expense of $709,638 (2013: $207,408) relating to interest from convertible notes payables, accounts receivable financing, amortization of debt discount and amortization of deferred financing costs.

Net Loss

As a result of the factors described above, our net losses for the three months ended February 28, 2014 and 2013 were $1,763,361 and $970,372, respectively, or a net loss per common share of $0.24 and $0.08 (basic and diluted), respectively.

For the nine months ended February 28, 2014 as compared to the nine months ended February 28, 2013

The following table sets forth the results of our operations for the nine months ended February 28, 2014 and 2013 indicated as a percentage of net revenues:

	Nine months Ended February 28,
	2014		2013

Service revenues	$20,215,781	100%	$90,777	100%
Direct cost of services	15,689,615	78%	50,603	56%
Gross profit	4,526,166	22%	40,174	44%
Operating expenses	7,223,883	36%	1,210,845	1,334%
Loss from operations	(2,697,717)	(13)%	(1,166,616)	(1,285)%
Other expenses	(917,047)	(5)%	(44,299)	49%
Net loss	$(3,614,764)	(18)%	$(1,210,915)	(13,335)%

Service revenues

Staffing Alliance provides temporary staffing and payroll processing services. Payroll services are performed for which the Company handles basic human resources functions, weekly payroll, direct deposit, W-2’s and workers’ compensation insurance. Gross billings for the nine months ended February 28, 2014 totaled $947,222. Staffing Alliance reduced its the gross billings by $693,938 for employee payroll costs representing wages and associated payroll expenses (taxes, unemployment, workers compensation) paid to employees and tax authorities on behalf of clients for which the Company provides payroll processing services giving a net revenue for the nine months to February 28, 2014 of $253,284. Gross billings for the nine months ended February 28, 2013 totaled $234,484. Staffing Alliance reduced its the gross billings by $143,707 for employee payroll costs representing wages and associated payroll expenses (taxes, unemployment, workers compensation) paid to employees and tax authorities on behalf of clients for which the Company provides payroll processing services. For the nine months ended February 28, 2013, Staffing Alliance had net revenues of $90,777.

Cyber 360 was acquired on April 26, 2013. Cyber 360 primarily provides IT and information security temporary staffing services for an array of large institutions. They also provide permanent placement, consulting to permanent placement and consulting. Contingent staffing and consulting revenues are recognized when the services are rendered by the Company’s contingent employees and consultants. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. For the nine months ended November, 2013, Cyber 360 had revenues of $3,585,069. Permanent placement staffing revenues are recognized when employment candidates typically start their first day of work. The Company offers a 30/60/90 day guarantee. If the employee is terminated or leaves voluntarily during this period, a pro-rated refund is provided. The Company has a substantial history of estimating the effect of permanent placement candidates who do not remain with its client through the guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation.

Control Solutions International (CSI) was acquired on November 4, 2013. It provides consulting and risk advisory services principally in the US and Canada but also has a network of affiliated entities across a further 33 countries. It recognizes revenue ratably over the period in which the service is provided. The costs of the service provision are recognized as the cost and time is incurred. For the nine months to February 28, 2014, CSI added revenue to the Company of $2,575,891 compared to $0 for the nine months ended February 28, 2013.

Staffing UK was acquired on January 3, 2014. It provides temporary staffing and permanent placement services in the US and the UK. Revenues are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. For the nine months to February 28, 2014, Staffing UK added revenue to the Company of $13,801,537 compared to $0 for the nine months ended February 28, 2013.

For the nine months ended February 28, 2014, the Company, on a consolidated basis, had net revenues of $20,215,781 compared to $90,777 for the nine months ended February 28, 2013.

Direct cost of services

Cost of revenues includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the nine months ended February 28, 2014 and 2013, cost of revenues was $15,689,615 and $50,603, respectively. The increase is related to the cost of revenues of the Company’s four acquisition, which took place after the quarter ended February, 2013.

Gross profit and gross margin

Our gross profit for the nine months ended February 28, 2014 and 2013 was $4,526,166 and $40,174, respectively, representing gross margin of 22% and 44% respectively. The increase is related to the gross profit of the Company’s four acquisition, which took place after the quarter ended February, 2013 as compared to the gross profit of its lone subsidiary in 2013.

Operating expenses

For the nine months ended February 28, 2014, operating expenses amounted to $7,223,883 as compared to $1,210,845 for the nine months ended February 28, 2013, an increase of $6,013,038. For the nine months ended February 28, 2014 and 2013, operating expenses consisted of the following:

	Nine months Ended February 28,
	2014	2013
General and administrative	$2,456,820	$135,837
Compensation	2,554,632	114,274
Consulting fees – related parties	370,000	402,004
Depreciation and amortization	408,084	-
Professional fees	1,434,347	554,675
Total operating expenses	$7,223,883	$1,206,790

For the nine months ended February 28, 2014, the increase in our operating expenses as compared to the nine months ended February 28, 2013 was primarily attributable to:

¨	An increase of $2,320,983 in general and administrative expenses for the nine months ended February 28, 2014 as compared to the nine months ended February 28, 2013. The increase is primarily attributable to the implementation of the Company’s business plan as well as office expenses related to the Company’s subsidiaries which did not exist in 2013.

¨	An increase in compensation of $2,440,358. The Company has increased its workforce due to the increase related to the acquisitions made in April 2013, November 2013 and January 2014. In 2013, the Company hired the president of the Company as well as two senior vice presidents. In addition the increase in compensation also relates to the compensation of the employees working for the Company’s subsidiaries.

¨	A decrease in consulting fees to related parties incurred for administrative overhead services and business development services of $32,004. The decrease is primarily attributable to the Company hiring executive officers rather than hiring consultants in order to implement the Company’s business plan specifically researching and adding potential target acquisitions as well as implementing the Company’s plan relating to its existing subsidiaries.

¨	The Company’s intangible asset which has been deemed Contractual and Non Contractual Customer Relationships is being amortized over the estimated life of the asset of four years. The intangible asset is related to the acquisitions of Cyber 360 on April 26, 2013, Control Solutions International on November 4, 2013 and Staffing UK on January 3, 2014. The amortization of the intangible was calculated for the three months ended February 28, 2014. During the nine months ended February 28, 2014 and 2013 the Company recognized amortization expense of $355,345 and $0, respectively.

¨	An increase of $52,739 in depreciation expense. The increase relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

¨	An increase of $879,672 in professional fees in the nine months ended February 28, 2014 as compared to the nine months ended February 28, 2013. The increase primarily relates to increases in accounting, consulting and legal fees relating to the implementation of the Company’s business plan specifically due diligence (legal and accounting) of potential acquisition targets. The increase also relates to the professional fees relating to public companies (accounting, auditing, legal, transfer agent, filing fees).

Other Expenses

For the nine months ended February 28, 2014, we incurred interest and financing expense of $917,047 (2013: $44,299) relating to interest from convertible notes payables, accounts receivable financing, amortization of debt discount and amortization of deferred financing costs.

Net Loss

As a result of the factors described above, our net losses for the nine months ended February 28, 2014 and 2013 were $3,614,764 and $1,214,970, respectively, or a net loss per common share of $0.23 and $0.24 (basic and diluted), respectively.

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

Through August 2013, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2013, Staffing Alliance commenced operations and the Company began to generate revenues. In April 2013, Cyber 360 commenced operations and began generating revenues. Since the Company has incurred losses and currently has negative working capital these unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of February 28, 2014, the Company has a working capital deficiency of $5,103,748 and has an accumulated deficit of $7,284,505, and for the nine months ended February 28, 2014 has a net loss and net cash used in operations of $3,614,764 and $1,476,078, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirement and for the payment of compensation and benefits and consulting fees to related parties. All funds received have been expended in the furtherance of growing the business and implementing our business plan. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

¨	An increase in working capital requirements to finance targeted acquisitions,

¨	Addition of administrative and sales personnel as the business grows,

¨	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enters new markets,

¨	The cost of being a public company, and

¨	Capital expenditures to add technologies.

In October 2013, we began to generate revenues. At February 28, 2014, we had cash of $844,198. We have funded our operations as follows:

¨	During the period from March 2013 through February, 2014, we entered into Note Purchase Agreements with various investors in the aggregate principal amount of $425,000. The Notes bear interest at the rate of 12% per annum. On January 17, 2013, the Company closed a financing, by entering into a Note Purchase Agreement with an investor whereby the Company sold to the Holder a certain Promissory Note for the principal amount of $750,000.The Promissory Note accrues interest at a rate of 12% per annum.

¨	During the year ended May 31, 2013, we entered into note agreements with various shareholders/directors/officers of the Company in the aggregate amount of $56,500. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

¨	During the year ended May 31, 2013, we entered into an agreement under which we borrow money against open accounts receivable. Under this accounts receivable financing arrangement, the Company receives an advance of 90% of the face value of an eligible receivable. Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company. The borrowings carry interest at a rate of .025% per day (9% per annum). At February 28, 2014, $2,958,790 was recorded (including interest) to the accounts receivable financing liability.

¨	During the year ended May 31, 2013, the Company completed a closing of a private offering of units with certain accredited investors for total gross proceeds of $1,050,000. Pursuant to a subscription agreement with the Purchasers, the Company issued to the Purchasers units consisting of (i) 27,778 shares of Common Stock and (ii) a three year warrant to purchase 13,889 shares of Common Stock at an exercise price of $1.80 per Share, for a purchase price of $25,000 per Unit. In total, the Company sold 42 units totaling 1,166,676 common shares and 583,338 warrants.

In addition, on July 2, 2013 the Company completed a closing of a second private offering for total gross proceeds of $565,000. The terms of the second offering mirror the first offering. In total, the Company sold 22.6 units totaling 627,783 common shares and 313,892 warrants.

-	On August 28, 2013, a related party loaned the Company $155,000 for short term obligations. This loan was non-interest bearing and was repaid on September 3, 2013.

-	During the nine months ended February 28, 2014, the Company issued promissory notes to four investors for a total of $340,000. The loans bear interest at 12% per annum and were due at the earlier of the completion of the Company’s $1.75 million bridge financing or 90 days from the date of the note. To date, $300,000 was repaid.

-

During the nine months ended February 28, 2014 the Company raised $1,655,000 in the form of convertible promissory notes relating to its $1.75 million bridge financing. The loans bear interest at 12% per annum and are due within 10 days following the closing of a $10 million private placement financing or February 28, 2014 (the “Maturity Date”). In April 2014, the Company converted $1,655,000 of principal and $72,044 of interest and issued 1,727,044 shares (1,655,000 relating to principal and 72,044 relating to accrued interest)

-	Through February 28, 2014, in connection with the Company’s private placement offering of Units for up to $10,000,000 raised $9,144,000 for a total of 365.76 units. Each unit consisting of (i) 25,000 shares of Common Stock priced at $1.00 per share and (ii) warrants to purchase 12,500 shares (the “Warrant Shares”), at an exercise price of $2.00 per Warrant Share. In connection with such Unit Offering, as of February 28, 2014, the Company issued a total of 9,144,000 shares of Common Stock and 4,572,000 Warrants. On March 13, 2014, the Company successfully completed its Unit Offering of the maximum amount of $10,000,000.

As a result of these financings and additional financings in the near future, we believe that we will be able to implement our business plan and pursue the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, healthcare and banking industries and for working capital for the next 6 months. This does not include payments for closing certain acquisitions that we have entered into agreements and/or term sheets with, none of which may ultimately close. Currently, we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. Therefore our future operations will be dependent on our ability to secure additional financing. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to six months. The Company anticipates it will require $2 million over the next six months; this amount does not include capital needed to fund additional acquisitions. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our Common Stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our Common Stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Operating activities

For the nine months ended February 28, 2014, net cash used in operations of $1,476,078 was primarily attributable to the net loss of $3,614,764 offset by adjustments totaling $1,038,072, which primarily relates to accounts receivable of $1,200,223, prepaid expenses of $124,276, other assets of $99,172, accounts payable – related parties, accounts payable and accrued expenses of $258,977, non-cash adjustments of $1,095,280 of depreciation and amortization and share based compensation totaling $5,334. Cash used in operations of $781,524 in 2013 was primarily attributable to the net loss of $1,210,915 offset by adjustments totaling $429,391, which primarily relates to accounts payable – related parties, accounts payable and accrued expenses of $503,465, prepaid expenses of $768 and accounts receivable of $74,842.

Investing activities

For the nine months ended February 28, 2014, net cash flows used in investing activities was $8,787,595 and was attributable to the acquisition related cash acquired of $615,075, the purchase of fixed assets of $61,475 and the payments of $407,194 made for the earn-out agreement relating to the acquisition of Cyber 360 on April 26, 2013 and CSI on November 3, 2013. In addition the Company made cash payments totaling $8,934,001 towards the purchases of CSI, Staffing UK and Poolia UK. For the nine months ended February 28, 2013, the Company did not record any investing activities.

Financing activities

For the nine months ended February 28, 2014, net cash flows provided by financing activities totaled $10,845,049 and was attributable to proceeds relating to accounts receivable financing of $2,700,464, proceeds of $1,655,000 from the issuance of convertible promissory notes, proceeds of $340,000 from the issuance of promissory notes and $9,359,000 relating to proceeds from the sale of Common Stock and warrants. In addition, the Company repaid $406,253 in promissory notes, repaid $1,703,582 towards a portion of its line of credit and made payments to a private placement agent totaling $1,099,580. For the nine months ended February 28, 2013, net cash flows provided by financing activities totaled $929,250 and was attributable to proceeds from convertible notes payable of $925,000, cash received from related parties notes of $36,750 offset by the repayment of related parties notes of $32,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 1 to our unaudited condensed consolidated financial statements for the quarter ended February 28, 2014 contained herein.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statement presentation or disclosure upon adoption.

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

Change in Internal Control over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended February 28, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1)	Lack of segregation of duties

As of the date of this Report Filing, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 21, 2014, Mr. Robert Weinarten resigned as director of the Company. Mr. Weingarten did not resign as a result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Asset Purchase Agreement, by and among Staffing 360 Solutions (UK) Limited, Poolia UK Ltd. and Poolia UK
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

† In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 21, 2014	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Matthew Briand
Matthew Briand
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 21, 2014	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Jeff R. Mitchell
Jeff R. Mitchell
Chief Financial Officer
(Duly Authorized Officer and Chief Financial Officer)

