Form 10-K
period 2014-05-31
Staffing 360 Solutions, Inc.
filed 2014-09-15
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

or

☐	TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-54515

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	68-0680859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

641 Lexington Avenue, Suite 1526

New York, New York 10022

(Address of principal executive offices)

(212) 634-6410

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act): Yes ☐  No ☒

As of November 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $15,946,021 based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on November 29, 2013 of $2.09 per share.

As of September 15, 2014, 33,659,804 shares of common stock, $0.00001 par value, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Staffing 360” and the “Company” mean Staffing 360 Solutions, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the year ended May 31, 2014.

PART I

ITEM 1. BUSINESS

BUSINESS

General

We were incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”). On July 31, 2012, the Company commenced operations in the staffing sector. Our business model is to find and acquire suitable, mature, profitable operating staffing companies. We are an emerging public company in the international staffing sector engaged in the acquisition of domestic and international staffing companies. As part of our targeted consolidation model, we are pursuing a broad spectrum of staffing companies supporting the information technology (“IT”), accounting and finance, engineering, administration and cyber security industries. Our headquarters are located at 641 Lexington Avenue, Suite 1526, New York, NY 10022. Our telephone number is (212) 634-6410.

Corporate History

The Company was incorporated in the State of Nevada on December 22, 2009, as Golden Fork.

On February 17, 2012, TRIG Special Purpose 1, LLC, a Nevada Corporation, (“TRIG”) purchased 78.7%, or 2,000,000 shares of common stock with a par value of $0.00001 (the “Shares”), of Golden Fork Corporation for $240,000 in a private cash transaction. As a result of the transaction, the Company became a 78.7% owned subsidiary of TRIG. These Shares were subsequently distributed to Trilogy Capital Partners, Inc., Grandview Capital Partners, Inc., and Robert Y. Lee, who made distributions to other third parties in the aggregate of 600,000 shares. TRIG no longer owns any Shares.

On March 16, 2012, Golden Fork filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from Golden Fork to Staffing 360 Solutions, Inc. Upon filing of the Amendment, the Company began its operations in the international staffing sector.

On April 13, 2012, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effect its name change and to change its trading symbol from “GDNF” to “STAF”. Simultaneously therewith, the Company received approval to conduct a forward split of its issued and outstanding shares of common stock at a ratio of one for three (the “Forward Split”). Following the Forward Split, the Company’s issued and outstanding shares of common stock increased from 2,540,000 to 7,620,000.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly-owned subsidiary, incorporated in the State of Nevada. For a short period of time, Staffing Alliance had operations in the staffing sector and provided trained employees to clients who worked in word processing, data entry, administrative support staff and other areas. Such operations have ceased.

On April 19, 2013, we formed Staffing 360 Group, Inc., a wholly-owned subsidiary of the Company, in the State of Nevada (“Staffing Group”). Staffing Group was formed to be the principle acquisition vehicle for the Company.

On April 26, 2013, we completed our first acquisition when we purchased 100% of the issued and outstanding stock of The Revolution Group, Ltd. (“TRG”) pursuant to a stock purchase agreement, dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG (the “TRG Shareholders” and such agreement, the “TRG Purchase Agreement”). As a result of the acquisition (the “TRG Acquisition”), TRG became a wholly-owned subsidiary of the Company. The TRG Acquisition is described in detail below.

On June 28, 2013, we filed a Certificate of Amendment to our Articles of Incorporation with the State of Nevada (the “2013 Amendment”), whereby increasing the number of shares of common stock that the Company is authorized to issue from 75,000,000 to 200,000,000. The 2013 Amendment also allowed the Company to issue 20,000,000 shares of blank check preferred stock, having such rights, designations, preferences and privileges as our board of directors (the “Board”) determines from time to time in their sole discretion.

On November 4, 2013, we completed our second acquisition when we purchased 100% of the issued and outstanding stock of Control Solutions International, Inc., a Florida corporation (“CSI”), pursuant to a stock purchase agreement, dated August 14, 2013, entered into by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), the sole shareholder of CSI and the shareholders of NCSI (the “NCSI Shareholders” and such agreement, the “CSI Purchase Agreement”). As a result of the acquisition (the “CSI Acquisition”), CSI became a wholly-owned subsidiary of the Company. The CSI Acquisition is described in detail below.

On January 3, 2014, we completed our third acquisition when we purchased 100% of the issued and outstanding stock of Initio International Holdings Limited, a company organized under the laws of England and Wales (“Initio”) and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”). This acquisition was completed pursuant to a share purchase agreement, dated October 30, 2013, as amended by Amendment No. 1 to the share purchase agreement, dated December 10, 2013, by and among the Company and the shareholders of Initio (the “Initio Shareholders” and such agreement, as amended, the “Initio Purchase Agreement”). As a result of the acquisition (the “Initio Acquisition”), Initio and its Subsidiaries became wholly-owned subsidiaries of the Company. On January 6, 2014, Initio changed its name to Staffing 360 Solutions Limited. The Initio Acquisition is described in detail below.

On February 28, 2014, we completed our fourth acquisition (the “Poolia Acquisition”) when we purchased, through our wholly-owned United Kingdom (“UK”) subsidiary Staffing 360 Solutions (UK) Limited, substantially all of the business and assets of Poolia UK Ltd., including but not limited to all contracts, business information, records, book debts and good will, pursuant to an asset purchase agreement, dated February 2, 2014. The Poolia Acquisition is described in detail below.

On May 17, 2014, we completed our fifth acquisition when we purchased 100% of the issued and outstanding capital stock of PeopleSERVE, Inc., a Massachusetts corporation (“PS”), and 49% of the issued and outstanding capital stock of PeopleSERVE PRS, Inc., a Massachusetts corporation (“PRS”), pursuant to a definitive stock purchase agreement, dated May 17, 2014, by and among the Company, PS, PRS and Linda Moraski, sole stockholder of PS and PRS (the “PeopleSERVE Purchase Agreement”). As a result of the acquisition (the “PeopleSERVE Acquisition”), PS became a wholly-owned subsidiary of the Company and PRS became a 49% owned subsidiary of the Company. The PeopleSERVE Acquisition is described in detail below.

Business Model and Acquisitions

We are a public company in the international staffing sector engaged in the acquisition of domestic and international staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting the IT, financial, accounting, engineering, administrative and light industrial sectors. Our standard acquisition model is to pay consideration for companies as follows: (i) 33.3% of the total consideration in cash; (ii) 33.3% of the total consideration in stock of the Company; and (iii) 33.3% of the consideration in a three (3) year note or earn-out, although the final terms may differ substantially from this model. In accordance with and in furtherance of our business model, on April 26, 2013, November 4, 2013, January 3, 2014, February 28, 2014 and May 17, 2014, we consummated the TRG Acquisition, CSI Acquisition, Initio Acquisition, Poolia Acquisition and PeopleSERVE Acquisition, respectively. Prior to and since the PeopleSERVE Acquisition we have continued to engage in discussions of further acquisitions with a significant number of other suitable, mature operating staffing companies.

The Revolution Group, Ltd.

On April 26, 2013, the Company consummated the TRG Acquisition pursuant to the TRG Purchase Agreement, dated March 21, 2013, entered into by and among the Company, TRG and the TRG Shareholders. The aggregate consideration paid by the Company to the TRG Shareholders was $2,509,342 (the “TRG Purchase Price”), payable as follows: at the closing of the TRG Acquisition (the “TRG Closing”), the Company made cash payments to the TRG Shareholders in an aggregate of $907,287 and paid the remaining $410,055 of the TRG Purchase Price by issuing to the TRG Shareholders 512,569 restricted shares of its common stock at a price of $0.80 per share. In addition to the TRG Purchase Price, the Company will pay to the TRG Shareholders, from the date of the TRG Closing through the end of the sixteenth quarter following the TRG Closing (the “TRG Earn Out Period”), performance based compensation in an amount in cash equal to the following percentages of TRG’s Gross Profit (as defined in the TRG Purchase Agreement), not to exceed a total of $1,500,000: (i) 20% of the amount of TRG’s Gross Profit up to an aggregate of $5,000,000 during the TRG Earn Out Period; plus (ii) 7% of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the TRG Earn Out Period. The Company estimates that the performance based compensation will total $1,192,000. The earn-out liability is calculated in accordance with the terms of the TRG Purchase Agreement. The liability was valued by a third party financial advisory firm based on management's best estimates of the projected financial results of TRG over the next four (4) years. The Company adjusts the earn-out liability on a quarterly basis based on actual results. At May 31, 2014 the balance of the earn-out liability was $929,145. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company, and TRG subsequently changed its name to Cyber 360 Solutions, Inc. (“Cyber 360”).

Cyber 360 is a staffing services and consulting company with competency in various information technology fields, with a specialized focus on cyber security. Cyber 360 provides the following services to its customers: consulting staffing (primarily IT), permanent placement (primarily IT), consulting to permanent placement (primarily IT) and information security/cyber security services involving penetration testing, vulnerability testing and regulatory and compliance support. Cyber 360 is one of the few cyber security consulting firms in the United States (“US”) solely dedicated to identifying the top 10% of highly-trained cyber security professionals available for consulting assignments.

Control Solutions International, Inc.

On November 4, 2013, the Company consummated the CSI Acquisition pursuant to the CSI Purchase Agreement, dated August 14, 2013, by and among the Company, NCSI, and the NCSI Shareholders. The aggregate consideration paid by the Company to the NCSI Shareholders was $3,530,454, which was paid at the closing: (i) cash payments to the NCSI Shareholders in an aggregate of $1,311,454 and (ii) the remaining $119,000 of the aggregate consideration through the issuance of 136,000 restricted shares of the Company’s common stock at a price of $0.875 per share to the NCSI Shareholders. In addition to the aggregate consideration, the Company will pay to the NCSI shareholders performance based compensation in an amount in cash equal to 20% of the amount of the consolidated gross profit of NCSI and Canada Control Solutions International, Inc., a British Columbia corporation and wholly-owned subsidiary of NCSI (“CCSI”), from the closing date of the CSI Acquisition through the end of the sixteenth (16th) quarter following such closing date, not to exceed a total of $2,100,000. As a result of the CSI Acquisition, NCSI has become a wholly-owned subsidiary of the Company.

CSI is a professional services company specializing in a broad spectrum of risk management, financial, internal audit and IT solutions. In particular, CSI provides consulting and risk advisory services in the U.S. and Canada and also has a network of affiliated entities across a 33 additional countries.

Initio International Holdings Limited

On January 3, 2014, the Company consummated the Initio Acquisition pursuant to the Initio Purchase Agreement. The aggregate consideration paid at the closing by the Company to the Initio Shareholders for the purchase of all the shares of Initio and the Subsidiaries was as follows: (i) $12.79 million (the "Purchase Price") in cash, shares and promissory notes of the Company; plus (ii) $500,000 (the aggregate of (i) an (ii) together, the “Total Purchase Price”). The Purchase Price was paid as follows: (i) at the closing of the Initio Acquisition, the Company paid to the Initio Shareholders an aggregate of $6,440,000 in immediately available funds equal to 40% of the Purchase Price plus $500,000; (ii) at the closing, the Company issued 3,296,702 shares of its common stock valued at $2,884,614, representing 33.3% of the Purchase Price, to the Initio Shareholders, valued at a price of $0.875 per share, which such shares are subject to piggy-back registration rights; and (iii) at the closing, the Company executed and delivered to the Initio Shareholders a three year promissory note (subject to adjustment if certain post-closing results are not achieved) in the aggregate principal amount of $3,964,949 equal to 26.7% of the Purchase Price, each promissory note bearing interest at the rate of six (6%) percent per annum, amortized on a five year straight line basis.

Initio is a U.K. domiciled full service staffing company with established brands in the US, UK and Spain. Initio’s US division, Monroe, was established in 1969 and is a full-service consulting and staffing agency serving companies ranging from Fortune 100 companies to new startup organizations. Monroe has approximately 14 offices located in the US, including offices in Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina. Initio’s U.K. division, consisting of four distinct entities (the “Longbridge Entities”), was established in 1989 and is an international multi-sector recruitment company, catering to the sales and marketing, technology, legal and information technology solutions sectors. Initio’s Spanish business was not acquired as part of the Initio Acquisition.

Poolia

On February 28, 2014, we, through our wholly-owned U.K. subsidiary Staffing 360 Solutions (UK) Limited (“Staffing UK”), completed the acquisition of the business and certain assets of Poolia UK Ltd. (“Poolia”). The Poolia Acquisition was completed pursuant to that certain asset purchase agreement dated February 2, 2014, by and between Staffing UK, and Poolia (“Poolia Purchase Agreement”). Pursuant to the Poolia Purchase Agreement, the Company purchased from Poolia substantially all of Poolia’s business and assets, including but not limited to contracts, business information, records, book debts and goodwill.

The aggregate consideration paid by the Company to Poolia for the sale and purchase of the business and assets was £500,000 (approximately $825,000 USD) (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Purchase Price”). The Fixed Consideration and a sum of £250,000 (approximately $412,500 USD), being an advance payment of the NAV Consideration, was paid in full in cash at Closing. The balance of the NAV Consideration was to be paid by the Company to Poolia UK Ltd. by April 30, 2014 for total consideration of $1,626,266.

Poolia UK operates its professional staffing services from its office in London and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom.

PeopleSERVE

On May 17, 2014, we consummated the acquisition of 100% of the issued and outstanding capital stock of PeopleSERVE, Inc., and forty-nine percent (49%) of the issued and outstanding capital stock of PeopleSERVE PRS, Inc., pursuant to the PeopleSERVE Purchase Agreement, dated May 17, 2014, by and among the Company, PS, PRS and Linda Moraski, sole owner of all of the issued and outstanding capital stock of PS and PRS.

In connection with the PeopleSERVE Acquisition, we agreed to pay to Ms. Moraski an aggregate purchase price of approximately $6,764,188 based upon a formula in the PeopleSERVE Purchase Agreement (the “PeopleSERVE Purchase Price”).

At the closing of the PeopleSERVE Acquisition, the Company paid to Ms. Moraski the purchase price as follows: (i) cash in the amount of $2,705,675; (ii) restricted shares of the Company’s Common Stock, based on the closing price of $1.93 on the date of acquisition, May 17, 2014,or 1,127,365 shares of Common Stock for a total fair value of $2,175,814; (iii) an unsecured promissory note (“the Promissory Note”) with an initial principal amount equal to $2,367,466; (iv) pursuant to the terms of the PS Purchase Agreement, the PS Seller is entitled to receive from the Acquired Companies all of the Net Working Capital as of the Closing Date (as defined in the PS Purchase agreement filed in Form 8-K dated May 20, 2014) valued at $1,138,153, and the Company and the Acquired Companies shall have no right to, or obligations with respect to, such Net Working Capital, except as otherwise set forth in the PS Purchase Agreement.

Pursuant to the terms of the PeopleSERVE Purchase Agreement, Ms. Moraski is entitled to receive from PS and PRS all of the Net Working Capital (as defined in the PS Purchase agreement filed in Form 8-K dated May 20, 2014) as of the closing date, and the Company and PRS and PS shall have no right to, or obligations with respect to, such Net Working Capital, except as otherwise set forth in the PeopleSERVE Purchase Agreement.

The purchase price is subject to a post-closing purchase price adjustment, whereby within sixty (60) days of the closing date, audited financial statements for each of PS and PRS will be provided to the Company. The parties have agreed to defer the delivery date of the audited financial statements until after the filing of the Company’s Form 10-K. Upon receipt of such audited financial statements, the Company will prepare and deliver to Ms. Moraski a certificate that sets forth the Company’s determination of (i) the PeopleSERVE Purchase Price, including the calculation of the Adjusted EBITDA (as defined in the PS Purchase agreement filed in Form 8-K dated May 20, 2014) of PS and PRS for the audited period and (ii) the calculation of the Net Working Capital. Once the Company and the Ms. Moraski have agreed on the final financial statements as disclosed above, the PeopleSERVE Purchase Price shall be adjusted based on the purchase price adjustment amount, which means an amount equal to the final determined PeopleSERVE Purchase Price as shown in the final financial statements minus the amount of the Estimated PeopleSERVE Purchase Price. In the event the PeopleSERVE Purchase Price is adjusted, the difference will either be paid to Ms. Moraski or returned to the Company, as the case may be, in the same percentages of cash, shares of common stock and the PeopleSERVE Promissory Note as the purchase price paid at closing (with a one-time payment by the appropriate party to catch-up on principal payments previously made under the PeopleSERVE Promissory Note). PeopleSERVE provides IT staffing support to companies in the governmental, commercial and educational sectors principally in the State of Massachusetts.

Operating History

The Company has demonstrated that it is able to expand its business through its acquisition model. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

We cannot guarantee we will be successful in our business operations. Among other risks, our business is subject to risks inherent in the establishment of a new business enterprise, including executing our roll-up strategy, limited capital resources and possible cost overruns.

We are seeking additional debt and equity financing in order to obtain the capital required to implement our business plan and continue operations. We have no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing, if received, will result in additional dilution to our existing shareholders.

Industry Background

The staffing industry is divided into three major segments: temporary help services, professional employer organizations and placement agencies. Temporary help services provide workers for limited periods, often to substitute for absent permanent workers or to help during periods of peak demand. These workers, who are employees of the temporary help agency, will generally fill clerical, technical, or industrial positions. Professional employer organizations (PEOs), sometimes referred to as employee leasing agencies, contract to provide workers to customers for specific functions, often related to human resource management. In many cases, customers’ employees are hired by a PEO and then contracted back to the customer. Placement agencies, sometimes referred to as executive recruiters or headhunters, find workers to fill permanent positions at customer companies. These agencies may specialize in placing senior managers, mid-level managers, technical workers, or clerical and other support workers.

The Company considers itself to be a temporary staffing company within the broader staffing industry. However, the Company provides permanent placements at the request of existing clients and consulting services such as risk audits, due diligence for mergers and acquisition targets, and internal audit assessments.

Staffing companies identify potential employees through online advertising and referrals, and interview, test and counsel workers before sending them to the customer for approval. Pre-employment screening can include skills assessment, drug tests and criminal background checks. The personnel staffing industry has been radically changed by the internet. Many employers list available positions with one or several internet personnel sites like www.monster.com or www.careerbuilder.com, and on their own site. Personnel agencies operate their own sites and often still work as intermediaries by helping employers accurately describe job openings and by screening candidates who submit applications.

Job growth drives demand for the personnel staffing industry. The profitability of individual companies depends on good marketing and availability of qualified employees. Large companies enjoy economies of scale in marketing and back-office operations. Small companies can compete successfully by specializing in an industry or a job function.

To a great extent, clients follow the seasonal retail cycles but precede them by 2-3 months. There are two distinct “peak” seasons: August to October, preceding the Holiday season; April to June, preceding the summer season. Both provide extended spikes to the baseline revenue average of companies in the staffing sector.

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

Staffing companies are regulated by the U.S. Department of Labor (DOL) and the Equal Employment Opportunity Commission (EEOC), and often by state authorities. At issue is the relationship between the agency and the temporary employees, or employee candidates. Many federal anti-discrimination rules regulate the type of information that employment firms can request from candidates or provide to customers about candidates. PEOs are often considered co-employers along with the client, but the PEO is responsible for employee wages, taxes and benefits. State regulation aims to ensure that PEOs provide the benefits they promise to workers.

We believe demand for personnel staffing services is strongest in areas with strong employment growth, and geographic location can determine an agency's success in attracting employees and employers. Customers generally prefer a staffing service that can provide workers for all of their office locations. Temporary employee candidates are often unwilling to relocate for a position.

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

Some of the best opportunities for temporary employment are in industries traditionally active in seasonal cycles, such as manufacturing, construction, wholesale and retail. However, seasonal demand for workers creates cash flow fluctuations throughout the year. Cash flow imbalances also occur because agencies must pay workers even though they haven't been paid by customers.

Many personnel firms have been accused of employment discrimination based on age, race, religion, or sex. Age discrimination is a rapidly growing type of employment charge filed with the US EEOC. Allegations of discrimination by temporary workers results in high insurance costs for staffing agencies.

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

Trends in the Staffing Business

Startup costs for a personnel agency are very low. Individual offices can be profitable, but consolidation is driven mainly by the opportunity for large agencies to develop national relationships with big customers. Some agencies expand by starting new offices in promising markets, but most prefer to buy existing independent offices with proven staff and an existing customer roster.

Temporary workers are becoming such a large factor at some companies that personnel agency staff sometimes work at the customer's site to recruit, train, and manage. The Company has a number of on-sight relationships with its customers. Agencies try to match the best qualified employees for the customer's needs, but often provide additional training specific to that company, such as instruction in the use of proprietary software.

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

Competition

The Company’s staffing divisions face competition in attracting clients as well as temporary candidates. The staffing business is highly competitive, with a number of firms offering services similar to those provided by the Company, on a national, regional or local basis. In many areas the local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and reliability of service. The Company believes its competitive advantage is from its experience in niche markets, and commitment to the specialized employment market, along with its growing global presence.

The staffing industry is characterized by a large number of competing companies in a fragmented sector. Major competitors also exist across the sector, but as the industry affords low barriers to entry, new entrants are constantly introduced to the marketplace.

The top layer of competitors are large corporate staffing and employment companies which have yearly revenues of $75 million or more. The next (middle) layer of the competition consists of medium-sized entities with yearly revenues of $10 million or more. The largest portion of the marketplace is the bottom rung of this competitive landscape consisting of small individual-sized or family-run operations. As barriers to entry are low, sole proprietors, partnerships and small entities routinely enter the industry.

Employees

We currently employ one hundred thirty-seven (137) full-time employees and five (5) part-time employees as part of our internal operations. Three (3) of our employees are employed in general or administrative functions at our headquarters in New York, New York. Twelve (12) of our employees, all of whom worked for TRG prior to the TRG Acquisition, are employed in our Massachusetts office. Five (5) of our employees, all of whom worked for CSI or NCSI prior to the CSI Acquisition, are employed in our Massachusetts office. Additionally, one hundred eleven (111) of our employees, all of whom worked for Initio or its Subsidiaries prior to the Initio Acquisition, are employed in the following offices: Connecticut, Massachusetts, Rhode Island, New Hampshire, North Carolina and London. This does not include persons that we place directly with clients, which currently totals more than 3,200 individuals across our various staffing subsidiary operations.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company currently leases 20 facilities: Our New York properties are as follows: Our corporate headquarters is located at 641 Lexington Avenue, Suite 1526, New York, NY 10022 - month to month basis. Our Massachusetts properties are as follows: 607 North Ave, Wakefield, MA 01880 - tenancy at will; 187 Plymouth Avenue, Fall River, MA 02722 – twenty-four (24) month term; 1985 Main Street, Springfield, MA 01103 – twenty-four (24) month term; 29 Mountain East Street, Worcester, MA – twenty-four (24) month term; 855 Worcester Road, Framingham, MA – twenty-four (24) month term; 643 Veterans of Foreign Wars Pkwy, Chestnut Hill, MA 02467 – twelve (12) month term; 500 West Cummings Park, Suite 2550 Woburn, MA 01801 – sixty (60) month term, Our Connecticut office spaces are as follows: 35 Corporate Drive, Trumbull, CT 06611 – sixty-five (65) month term; 1800 Barnum Avenue, Stratford CT 06614 – forty-five (45) month term; 20 North Plains Industrial Road, Wallington, CT 06492 – twelve (12) month term; 887 Main Street, Manchester, CT 06040 – thirty-six (36) month term; 767 Wolcott Street, Waterbury, CT – sixty (60) month term; 973 Orange Avenue, West Haven, CT 06516 – sixty (60) month term; Our Rhode Island property is located at 400 Reservoir Avenue, 2J, Providence, RI 02907 – twenty-four (24) month term; Our New Hampshire property are as follows: 814 Elm Street, Manchester, New Hampshire – thirty-six (36) month term; 60 Main Street Nashua, NH – thirty-six (36) month term; Our North Carolina property is located at 718 Jake Alexander Blvd West, Salisbury NC 28147 – twenty-four (24) month term. Our United Kingdom property is located at 18 King William Street, London – twenty-four (24) month term.

These leases expire at various times from 2014 until 2017.

ITEM 3. LEGAL PROCEEDINGS.

In May 2014, NewCSI Inc., (“NCSI”) the former owners of Control Solutions International, filed a complaint against the Company, alleging that the Company breached the terms of the Stock Purchase Agreement dated August 14, 2013 between NCSI and the Company (the “SPA”) by failing to calculate and pay NCSI 50% of certain “Deferred Tax Assets” defined in the SPA (the “Action”). In the Action, NCSI seeks to accelerate the earn out payment provided for in the SPA in the amount of $1.4 million plus $154,433 representing a Deferred Tax Assets claim, together with other unspecified damages and legal fees. The Company filed an Answer denying the material allegations in the plaintiff’s complaint and interposing numerous affirmative defenses. The Action is currently pending in the U.S. District Court for the Western District of Texas and is in the early stages of discovery and the Company intends to aggressively defend against NCSI’s claims which the Company believes are not meritorious.

From time to time, the Company, including its subsidiaries, may enter into legal disputes in the ordinary course of business. However, other than as described above, the Company believes there are no material legal or administrative matter pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information

The Company's common stock is traded on the OTCBB tier of the over-the-counter securities market run by FINRA, as well as OTCQB run by OTC Markets, under the symbol “STAF”. The Company’s common stock began trading on the OTCBB on February 15, 2013, although there has not been a lot of trading volume to date. The following table sets forth the high and low intraday price information for the period since the Company’s common stock began trading:

Fiscal Year 2013, Quarters Ended	High	Low
February 28, 2013 (as of February 15, 2013)	$1.50	$0.75
May 31, 2013	$2.25	$1.00

Fiscal Year 2014, Quarters Ended	High	Low
August 31, 2013	$1.80	$0.55
November 30, 2013	$2.05	$1.01
February 28, 2014	$2.10	$1.05
May 31, 2014	$2.19	$1.55

As of September 12, 2014, the Company’s common stock was trading at $1.54.

Holders of Common Stock

We have 401 record holders of our common stock as of September 1, 2014.

Dividends

We have never paid any cash dividends on our common stock, and we do not anticipate paying any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that have been disclosed by the Company in quarterly reports on Form 10-Q, current reports on Form 8-K, and as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financings,” the Company has not recently sold any unregistered securities.

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

On July 31, 2012, the Company formed Staffing Alliance. In September 2012, Staffing Alliance commenced operations and in October 2012, we began generating revenues. Staffing Alliance is a wholly-owned subsidiary of the Company. The Company ceased operations in Staffing Alliance during 2014.

On April 26, 2013, the Company consummated the TRG Acquisition, pursuant to the TRG Purchase Agreement dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions.” See Note 13 to the financial statements in this Annual Report on Form 10-K for a more complete description of the acquisition of Cyber 360 Solutions.

On November 4, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of CSI pursuant to a definitive stock purchase agreement dated August 14, 2013 by and among the Company, NCSI, and the shareholders of NCSI. See Note 13 to the financial statements in this Annual Report on Form 10-K for a more complete description of the acquisition of CSI.

On January 3, 2014, the company consummated and closed the acquisition of 100% of the issued and outstanding stock of Staffing 360 Solutions (UK) Limited (formerly Initio International Holdings Limited) and its respective Subsidiaries, including but not limited to Monroe The acquisition was completed pursuant to that certain share purchase agreement, dated October 30, 2013, as amended by Amendment No. 1 to the share purchase agreement, dated December 10, 2013, by and among the Company and the shareholders of Initio. See Note 13 to the financial statements in this Annual Report on Form 10-K for a more complete description of the acquisition of Initio.

On February 28, 2014, the Company purchased from Poolia UK substantially all of Poolia UK’s business and assets, including but not limited to contracts, business information, records, book debts and goodwill.  The acquisition was completed pursuant to that certain asset purchase agreement, dated February 28, 2014. See Note 13 to the financial statements in this Annual Report on Form 10-K for a more complete description of the acquisition of Poolia UK.

On May 17, 2014, the Company consummated the acquisition of 100% of the issued and outstanding stock of PeopleSERVE, Inc. pursuant to a definitive stock purchase agreement dated May 17, 2014 by and among the Company and the shareholders of PeopleSERVE, Inc. See Note 13 to the financial statements in this Annual Report on Form 10-K for a more complete description of the acquisition of PeopleSERVE, Inc.

On May 17, 2014, the Company consummated the acquisition of 49% of the issued and outstanding stock of PeopleSERVE, PRS pursuant to a definitive stock purchase agreement dated May 17, 2014 by and among the Company and the shareholders of PeopleSERVE, PRS. See Note 13 to the financial statements in this Annual Report on Form 10-K for a more complete description of the acquisition of PeopleSERVE, PRS.

Operating History

We intend to acquire domestic and international staffing companies. To date, we have six operating divisions: Cyber 360, CSI, Staffing 360 Solutions (UK), Poolia (UK), PeopleSERVE, Inc., and PeopleSERVE, PRS Inc. We are currently negotiating with other potential acquisitions. We began generating revenues in October 2012. As a result of these current acquisitions, we generated in excess of $45 million in revenues in fiscal 2014. Our business plan is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods and cost overruns.

Prior Financings

Bridge Financing

From November 13, 2013 through December 6, 2013, the Company completed multiple closings of its “best efforts” private placement offering (the “Bridge Offering”) of 12% Unsecured Convertible Promissory Notes (the “Convertible Notes”) with certain accredited investors (the “Bridge Purchasers”).

Pursuant to the purchase agreements between the Company and the Bridge Purchasers in connection with the Convertible Notes (the “Subscription Agreements”), we issued Convertible Notes for an aggregate amount of $1,655,000 to 23 accredited investors. In addition to the Convertible Notes, each Bridge Purchaser received equity consideration at a rate of 12,500 shares of common stock for each $50,000 investment. Accordingly, the Company issued an aggregate of 413,750 shares of common stock to the Bridge Purchasers.

In connection with the Bridge Offering, the Company retained Accelerated Capital Group, Inc. (“Accelerated Capital”) as the placement agent. For acting as placement agent, the Company agreed to pay Accelerated Capital: (i) a fee in cash up to an amount equal to ten percent (10%) of the aggregate gross proceeds raised by such brokers in the Bridge Offering, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds raised by such broker in the Bridge Offering, and (iii) shares of common stock of the Company equal to an amount of up to ten percent (10%) of the aggregate number of shares of common stock of the Company issued in connection with funds raised by the broker in the Bridge Offering. As of the final closing on December 6, 2013, the Company paid the placement agent an aggregate consideration of $198,600 and issued an aggregate of 41,375 shares of common stock.

Subsequently, on the final closing of the private placement offering (the “PIPE Financing”), as described below, all of the Bridge Purchasers elected to convert all of the respective Convertible Notes, plus accrued interest, into Units at the same terms of the PIPE Financing. This resulted in the aggregate issuance of an additional 1,727,058 shares of common stock to the Bridge Purchasers. Further, in connection with this conversion, the Company issued to Accelerated Capital, as placement agent for the Bridge Offering, an additional 345,412 shares of common stock, which is equal to 20% of the shares of common stock issued to the Bridge Purchasers upon such conversion.

PIPE Financing

From January 3, 2014 through March 13, 2014, the company completed multiple closings of its PIPE Financing up to $10,000,000 consisting of up to 400 units (the “Units”) of the Company, each Unit consisting of (i) 25,000 shares of Common Stock of the Company, priced at $1.00 per share (“PIPE Shares”) and (ii) warrants (the “PIPE Warrants”) to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.00 per share. As of the final closing on March 13, 2014, the Company received an aggregate amount of $10,000,000 from a total of 137 accredited investors and issued an aggregate of 400 Units, which consisted of a total of 10,000,000 shares of common stock and 5,000,000 Warrants.

In connection with the PIPE Financing, the Company retained Accelerated Capital as the placement agent. For acting as placement agent, the Company agreed to pay Accelerated Capital: (i) a fee in cash up to an amount equal to ten percent (10%) of the aggregate gross proceeds raised by such broker in the PIPE Financing, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds raised by such broker in the PIPE Financing, and (iii) shares of common stock equal to an amount of up to ten percent (10%) of the aggregate number of shares of common stock of the Company issued in connection with funds raised by the broker in the PIPE Financing. As of the final closing, the Company paid Accelerated Capital an aggregate consideration of $1,105,380 and issued an aggregate of 921,150 shares of common stock.

Bond Financing

From May 19, 2014 through July 29, 2014, the Company completed multiple closings of its best efforts private offering (the “Bond Financing”) of 12% Convertible Bonds (the “Convertible Bonds”) with certain accredited investors (the “Bond Purchasers”). Pursuant to purchase agreements with each of the Bond Purchasers (the “Bond Agreements”), the Company issued Convertible Bonds for an aggregate of $4,058,500 to a total of 70 accredited investors. On or prior to the maturity date of each of the Convertible Bonds, the Bond Purchasers must notify the Company whether the payment for the Convertible Bond will be made in cash or as payment-in-kind in comparably valued common stock of the Company. The Bond Purchasers may elect to convert the Convertible Bonds, including all accrued but unpaid coupon payments, at any time prior to the maturity date, into restricted shares of common stock of the Company, at a conversion price of $1.50 per share. The Convertible Bonds have a maturity date of October 15, 2014.

In addition to the Convertible Bonds, each Bond Purchaser received equity consideration at a rate of 5,000 shares of the Company’s common stock for each $50,000 investment. Accordingly, the Company issued an aggregate of 405,850 shares of its common stock to the Bond Purchasers.

In connection with the Bond Financing, the Company retained Accelerated Capital as the placement agent. For acting as placement agent, the Company agreed to pay Accelerated Capital: (i) a cash fee up to an amount equal to ten percent (10%) of the aggregate gross proceeds raised by Accelerated Capital in the Bond Financing, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds raised by Accelerated Capital in the Bond Financing, and (iii) shares of common stock equal to an amount no greater than ten percent (10%) of the Bond Financing. As of the final closing, the Company paid Accelerated Capital an aggregate consideration of $ 487,020 and issued to Accelerated Capital an aggregate of 40,585 shares of common stock.

Short Term Financings

From April 21, 2014 through May 27, 2014, the Company also conducted a note offering, whereby the Company raised approximately $950,000 from 2 accredited investor through the issuance of five (5) short-term 12% convertible promissory notes (the “April Notes”). The purchaser of the April Notes received an aggregate of 150,000 shares of restricted common stock. The April Notes are due and payable upon demand by the holder with advance written notice fifteen (15) days prior to the desired payment date. Commencing on dates ranging from July 15, 2014 to August 1, 2014, the holder is entitled to receive shares ranging from an additional 2,500 to 5,000 shares of the Company’s restricted common stock per $100,000 note payable in arrears per month that any principal amount or interest remains outstanding under the note. The holder of the April Notes may convert, at its sole election, the principal amount and any accrued but unpaid interest due under the April Notes into restricted shares of common stock at a price of $1.50 per share. The April Notes and shares of common stock issued in connection with the April Notes qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company was to an accredited investor and did not involve a “public offering.”

From May 14, 2014 through May 19, 2014, the Company conducted an additional note offering whereby the Company raised approximately $600,000 from 5 accredited investors through the issuance of five (5) short-term 12% convertible promissory notes (the “May Notes”). The May Notes were payable upon the earlier of (i) completion of the Company’s convertible bond offering, (ii) completion of the Company’s senior debt facility or (iii) July 14, 2014. The purchasers of the May Notes received an aggregate of 120,000 shares of restricted common stock. The holders of the May Notes were entitled to convert, at their sole election, the principal amount and any accrued but unpaid interest due under the May Notes into restricted shares of common stock at a price of $1.50 per share. The May Notes and shares of common stock issued in connection with the May Notes qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company were only made to accredited investors and did not involve a “public offering.” On July 14, 2014, all five (5) of the holders of the May Notes converted such May Notes into an aggregate of 407,915 shares of common stock.

On May 27, 2014, the Company conducted an additional note offering whereby the Company raised approximately $50,000 from one accredited investor through the issuance of a short-term 12% convertible promissory note (the “May 27 Note”). The May 27 Note was payable upon the earlier of (i) completion of the Company’s convertible bond offering, (ii) completion of the Company’s senior debt facility or (iii) July 12, 2014. The purchasers of the May 27 Note received an aggregate of 50,000 shares of restricted common stock. The holder of the May 27 Note was entitled to convert, at his sole election, the principal amount and any accrued but unpaid interest due under the May 27 Note into restricted shares of common stock at a price of $1.50 per share. The May 27 Note and shares of common stock issued in connection with the May 27 Note qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company were only made to accredited investors and did not involve a “public offering.” On July 25, 2014, the Company repaid the May 27 Note, including all accrued and unpaid interest.

In connection with the May 27, 2014 Note, and pursuant to that certain placement agent agreement, dated January 23, 2014, between the Company and Corinthian Partners (“Corinthian”), the Company paid Corinthian, in connection with the introduction of the investor to the Company, a cash fee of $5,000 and issued 1,000 shares of common stock.

On June 22, 2014, the Company conducted an additional note offering whereby the Company raised approximately $100,000 from one accredited investor through the issuance of a short-term 12% convertible promissory note (the “June Note”). The June Note is also payable upon the earlier of (i) completion of the Series A Bond Offering, (ii) completion of the Company’s senior debt facility or (iii) eight (8) weeks from the original issuance date of the June Note. The purchaser of the June Note received an aggregate of 20,000 shares of restricted common stock. The holder of the June Note may convert, at his sole election, the principal amount and any accrued but unpaid interest due under the June Note into restricted shares of Common Stock at a price of $1.50 per share. The June Note and shares of common stock issued in connection with the June Note qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company were only made to accredited investors and did not involve a “public offering.” In August 2014, the Company repaid the June 22 Note, including all accrued and unpaid interest.

In June 2014, the Company issued a promissory note for consideration totaling $100,000 to Robert Mayer, a director and shareholder of the Company. The promissory note was non-interest bearing and due on demand. The Company issued 5,000 shares to Mr. Mayer as additional consideration. This note was paid in full in June, 2014.

In July 2014, the Company issued three non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first note was issued on July 16, 2014 to Trilogy Capital Partners, which is owned by the Company’s President, Alfonso J. Cervantes, in the amount of $30,000. This note was repaid in full on July 25, 2014. The second note was issued on July 17, 2014 to Jeff Mitchell, the Company’s CFO, in the amount of $150,000. The Company issued 10,000 Common Stock shares to Mr. Mitchell as additional consideration. This note was repaid in full on July 25, 2014. The third note was issued on July 8, 2014 to Robert Mayer, a director and shareholder of the Company, in the amount of $100,000. The Company issued 7,000 shares to Mr. Mayer as additional consideration. This note was paid in full on July 29, 2014.

In August 2014, the Company issued a promissory note for consideration totaling $125,000 to Robert Mayer, a director and shareholder of the Company. The promissory note was non-interest bearing and due on demand. The Company issued 7,500 shares to Mr. Mayer as additional consideration. This note is still outstanding.

In July and August 2014, the Company issued promissory notes to Sterling National bank for consideration totaling $625,000. The notes bear interest at 18% per annum and are due upon demand. As of the date of this filing, the Company has repaid $488,992 in principal and $5,271 in interest. The balance outstanding as of the date of this filing is $136,008.

In August 2014, the Company issued a non-interest bearing promissory note in the amount of $150,000 to Barry Cervantes, a brother of the Company’s President, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 7,500 shares to Barry Cervantes as additional consideration. This note remains outstanding.

Accounts Receivable Credit Facilities

In May 2013 and November 2013, respectively, Staffing 360 Group, Inc. d/b/a Cyber 360 Solutions and Control Solutions International, Inc., both wholly owned subsidiaries of the Company, entered into financing services agreements by which they assign accounts receivable to fund working capital with Sterling National Bank (“Sterling”). Pursuant to these agreements, Sterling may advance up to 90% of the face value of eligible accounts receivable.  The borrowings carry interest at a rate of .025% per day, or 9% per annum, from the date of the advance until the date of repayment.  There is no ending date to the agreement, only a closing fee of $500 upon termination.

In February 2014, Staffing 360 Solutions (UK) Limited, a wholly owned subsidiary of the Company, entered into an agreement with ABN AMRO Commercial Finance PLC under which it borrows money against open accounts receivable. Under this agreement, the Borrower receives advances of up to 90% on temporary placements and 75% on permanent placements of the face value of eligible receivables.  The borrowings carry interest at a rate of 2.50% above the Sterling Libor rate (3.90%).  The maximum loan amount is 1,250,000 Pounds Sterling. The agreement terminates on its second anniversary. Additionally, it entered a term loan with ABN-AMRO Commercial Finance PLC for £200,000, to fund part of the Poolia Acquisition. This agreement is paid over a 24 month period starting in March 2014 and has a personal guarantee of the Executive Chairman, Brendan Flood.

Effective November 1, 2012, the Company’s subsidiary, Monroe Staffing, a subsidiary of Staffing (UK), entered into a $14,000,000 line of credit (“Credit and Security Agreement”) with Wells Fargo Bank, NA. The Credit and Security Agreement is subject to accounts receivable limitations and bears interest at Libor plus 5% (5.15% as of May 31, 2014) on the greater of $5,000,000 or the actual loan balance outstanding, and expires on October 31, 2015. The Agreement is subject to an annual facility fee, certain covenants and is secured by all of the assets of Monroe Staffing. The covenants are as follows:

•	The Company’s Working Capital Ratio shall at all times be not less than 1:1 measured on a quarterly basis.
•	The Company’s Cash Flow shall at all times be positive, as measured on a quarterly cumulative basis.
•	The Company shall not make any loans, advances or transfers to any subsidiary or affiliate other than transactions in the ordinary course of business.

In March 2014, the Company obtained a one-time waiver relating to the above covenants, specifically as it relates to the failure to maintain a working capital ratio of 1:1 and positive cash flow for the quarterly period ended December 2013.

Effective July 25, 2014, the Company joined with its subsidiaries, Monroe Staffing Services, LLC, PeopleSERVE, Inc. and PeopleSERVE PRS, Inc., (collectively referred to as “Borrowers”) in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, NA. This Credit Facility increased the line of credit amount from $14,000,000 to $15,000,000 and modified the covenant to permit, with certain limitations, the transfer of funds amongst the Borrowers. All of terms and conditions remain unchanged. At May 31, 2014, $11,260,207 was recorded as a liability relating to the Line of Credit.

Going concern

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues in October 2012. In April 2013, Cyber 360 Solutions commenced operations and began generating revenues. In November 2013, NCSI commenced operations and began generating revenues. In January 2014, Staffing UK commenced operations and began generating revenues. In February 2014, Poolia UK commenced operations and began generating revenues. In May 2014, PeopleSERVE, Inc. and PeopleSERVE, PRS commenced operations and began generating revenues. Since inception, the Company has been able to operate under a going concern audit opinion and meet its financial obligations. Since the Company has incurred losses and currently has negative working capital, these consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of May 31, 2014, the Company had a working capital deficiency of $7,158,462, and had an accumulated deficit of $16,337,118 and for the year ended May 31, 2014 had net losses and net cash used in operations of $12,657,739 and $4,287,975 respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Currently, we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and acquire additional entities. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased sales and conducting additional financings through debt and equity transactions in order to acquire additional entities. The Company anticipates it will require $4.0 million over the next twelve (12) months for working capital. This amount does not include capital needed to fund additional acquisitions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully implement the plans described above, including securing additional sources of financing and attain profitable operations.   Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

From inception through May 31, 2014, the Company has raised capital by conducting financings through debt and equity transactions. During the fiscal year ended May 31, 2014, the Company conducted various note offerings (See Note 5 to the financial statements with this Annual Report), whereby the Company raised $3,255,000 for the issuance of 12% convertible promissory notes. The notes have varying due dates and triggering events. However, they are all short-term notes. The purchaser of the notes also received additional equity consideration in the form of restricted Common Stock. The notes and shares of common stock issued in connection with the notes qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company was to an accredited investor and did not involve a “public offering.” In addition, the Company conducted note offerings (see Note 6 to the financial statements with this Annual Report), whereby the Company raised $340,000 pursuant to 12% promissory note agreements dated September 27, 2013, October 18, 2013 and October 28, 2013, in the amount of $40,000, $200,000 and $100,000, respectively. As additional consideration, the note holders received additional equity consideration in the form of restricted Common Stock. On December 6, 2014, the Company raised $1,655,000 in the form of 12% convertible promissory notes relating to its $1.75 million bridge financing. In April 2014, the Company converted the entire $1,655,000 of principal and $72,044 of interest and issued 1,727,044 shares (1,655,000 relating to principal and 72,044 relating to accrued interest). On March 13, 2014, the Company successfully completed its private placement offering of the maximum amount of $10,000,000 which consisted of common stock and warrants. Each unit consisted of (i) 25,000 shares of common stock priced at $1.00 per share and (ii) warrants to purchase 12,500 shares, at an exercise price of $2.00 per share. Since the issuance of these securities by the Company did not involve a “public offering” and the Company only accepted investments from accredited investors, the sale of the units qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act. For the aggregate amount of $10,000,000 and the 400 units through May 31, 2014, the Company issued a total of 10,000,000 shares of common stock and 5,000,000 warrants.

In April, 2014, the Company commenced its best efforts private offering (the “Bond Offering”) of 12% Convertible Bonds (the “Bonds”) with certain accredited investors (the “Purchasers”). As of May 31, 2014, the Company issued Bonds for an aggregate of $2,998,500 (see Note 7 to the financial statements with this Annual Report). On July 29, 2014, the Company completed the Bond Offering for an aggregate of $4,058,500. These Bonds mature on October 15, 2014, unless voluntarily converted. In addition to the Bonds, each Purchaser of the Bonds received equity consideration at a rate of 5,000 shares (the “Equity Consideration”) of Common Stock for each $50,000 investment for a total of 405,850 shares of common stock. From April 21, 2014 through May 27, 2014, the Company also conducted a note offering, whereby the Company raised approximately $950,000 from 2 accredited investors through the issuance of five (5) short-term 12% convertible promissory notes (the “April Notes”). The purchaser of the April Notes received an aggregate of 150,000 shares of common stock. From May 14, 2014 through May 19, 2014, the Company conducted an additional note offering whereby the Company raised approximately $600,000 from 5 accredited investors through the issuance of five (5) short-term 12% convertible promissory notes (the “May Notes”). The purchasers of the May Notes received an aggregate of 120,000 shares of restricted common stock. On May 27, 2014, the Company conducted an additional note offering whereby the Company raised approximately $50,000 from one accredited investor through the issuance of a short-term 12% convertible promissory note (the “May 27 Note”). The purchaser of the May 27 Note received an aggregate of 10,000 shares of restricted common stock. In July 2014, the Company issued three non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first note was issued on July 16, 2014 to Trilogy Capital Partners, which is owned by the Company’s President, Alfonso J. Cervantes, in the amount of $30,000. The second note was issued on July 17, 2014 to Jeff Mitchell, the Company’s CFO, in the amount of $150,000. The Company issued 10,000 shares of common stock to Mr. Mitchell as additional consideration. The third note was issued on July 8, 2014 to Robert Mayer, a director and shareholder of the Company, in the amount of $100,000. The Company issued 7,000 shares to Mr. Mayer as additional consideration. In August 2014, the Company issued a non-interest bearing promissory note in the amount of $150,000 to Barry Cervantes, a brother of the Company’s President, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 7,500 shares to Barry Cervantes as additional consideration. In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to Robert Mayer, a director and shareholder of the Company. The promissory note is due upon demand. The Company issued 7,500 shares to Mr. Mayer as additional consideration. In July and August 2014, the Company issued promissory notes to Sterling National bank for consideration totaling $625,000. These notes bear interest at 18% per annum and are due upon demand.

In total, for the fiscal year ended May 31, 2014, the Company raised an aggregate of $17,158,500 in capital by conducting financings through debt and equity transactions. In addition, from June 1, 2014 through the date of this filing, the Company raised an aggregate of $2,240,000. The Company intends to continue to conduct additional short-term note financings to provide necessary working capital to the Company, as needed

Results of Operations

The Company is still in the early stages of its development and the acquisition of five (5) additional staffing companies. As a consequence of this, and specifically the transaction costs of the acquisition program and the cost of obtaining financing, the Company generated a loss of $12.6 million in the year-ended May 31, 2014. In addition, during 2014, the Company recorded approximately $3.5 million of non-cash impairment charges against the first two acquisitions.  Additionally, the Company incurred approximately $1.1 million of non-cash amortization of intangibles. While we accept that these two acquisitions have under-performed from a GAAP perspective, we view our M&A program in its totality. Without the Cyber360 acquisition we could not have made the Control Solutions International acquisition and without both, we would not have been able to consummate our transformative acquisition of Initio International Holdings. The acquisition of Initio allowed us to complete both Poolia UK and PeopleSERVE. In the medium to long-term we will view this impairment as a cost of getting our growth program in place.

From a revenue perspective, the Company delivered $45.8 million for the year, of which $25.6 million was in the final quarter of the year. The fourth quarter revenue is consistent with what will be expected each quarter on a go forward basis not taking into account any potential acquisitions. The Company believes the acquisitions consummated during calendar year 2014 are performing as expected. We are confident that we can continue to grow these businesses and that they will allow us to attract further acquisitions in line with our stated Strategic Plan of getting to $300 million of annualized revenues.

The Company is vigilant in managing its operations and has developed a “Path to Profitability” program that is monitored constantly. This Path to Profitability includes overhead control, operational reviews, cash management, adequate capitalization, and our M&A program. Young, growing companies often confront struggles such as integration, financing, etc. We have invested for our future in building a strong corporate team which allows stronger financial reporting, compliance and commercial management. This investment has contributed to our losses in the short-term but would not need material additions to it as we grow, both organically and through acquisition.

The following table sets forth the results of our operations for the years ended May 31, 2014 and 2013 indicated as a percentage of net revenues:

	Years Ended May 31,
	2014		2013

Service revenues	$45,778,493	100%	$647,731	100%
Direct cost of services	36,694,123	80%	448,507	69%
Gross profit	9,084,370	20%	199,224	31%
Operating expenses	18,945,032	34%	2,632,924	406%
Loss from operations	(9,860,662)	(14)%	(2,433,700)	(367)%
Other expenses	(2,727,109)	(14)%	(971,482)	(150)%
Net loss	$(12,657,739)	(28)%	$(3,405,182)	(526)%

Service revenues

We began to generate revenues in October 2012. As of May 31, 2014, the Company had six entities – Cyber 360, Control Solutions International (CSI), Staffing (UK), Poolia (UK), PeopleSERVE, Inc. and PeopleSERVE PRS.

Cyber 360 was acquired on April 26, 2013. Cyber 360 primarily provides IT and information security temporary staffing services for an array of large institutions. They also provide permanent placement, consulting to permanent placement and consulting. Contingent staffing and consulting revenues are recognized when the services are rendered by the Company’s contingent employees and consultants. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. For the year ended May 31, 2014, Cyber 360 had revenues of $4,580,331 compared to $475,506 for the year ended May 31, 2013. The revenues for the year ended May 31, 2013 are from date of acquisition through the fiscal year end (approximately one month period). Permanent placement staffing revenues are recognized when employment candidates typically start their first day of work. The Company offers a 30/60/90 day guarantee. If the employee is terminated or leaves voluntarily during this period, a pro-rated refund is provided. The Company has a substantial history of estimating the effect of permanent placement candidates who do not remain with its client through the guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation.

Control Solutions International (CSI) was acquired on November 4, 2013. It provides consulting and risk advisory services principally in the U.S. and Canada but also has a network of affiliated entities across 33 countries through which our services are provided. It recognizes revenue ratably over the period in which the service is provided. The costs of the service provision are recognized as the cost and time is incurred. For the year ended May 31, 2014, CSI added revenue to the Company of $3,564,249 compared to $0 for the year ended May 31, 2013.

Staffing UK (including its subsidiary Monroe) was acquired on January 3, 2014. It provides temporary staffing and permanent placement services in the US and the UK. Revenues are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. For the year ended May 31, 2014, Staffing UK (including Monroe) added revenue to the Company of $35,234,255 compared to $0 for the year ended May 31, 2013.

Poolia UK was acquired on February 28, 2014. Poolia UK operates its professional staffing services from its office in London and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom. For the year ended May 31, 2014, Poolia UK added revenue to the Company of $1,586,630 compared to $0 for the year ended May 31, 2013.

PeopleSERVE, Inc. was acquired on May 17, 2014. It provides temporary staffing and permanent placement services primarily in the IT sector. Revenues are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. For the year ended May 31, 2014, PeopleSERVE, Inc. added revenue to the Company of $434,410 compared to $0 for the year ended May 31, 2013.

PeopleSERVE, PRS was acquired on May 17, 2014. It provides temporary staffing and payrolling services primarily in the IT sector. Revenues are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. For the year ended May 31, 2014, PeopleSERVE, PRS added revenue to the Company of $300,879 compared to $0 for the year ended May 31, 2013.

For the year ended May 31, 2014, we, on a consolidated basis, had net revenues of $45,778,493 compared to $647,731 for the year ended May 31, 2013. The dramatic increase in revenues is due to the full year impact of the five acquisitions the Company has consummated.

Direct cost of services

Cost of revenues includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the year ended May 31, 2014 and 2013, cost of revenues was $36,694,123 and $448,507, respectively. The increase is related to the cost of revenues of the Company’s five (5) acquisitions, which took place after the year ended May 31, 2013.

Gross profit and gross margin

Our gross profit for the year ended May 31, 2014 and 2013 was $9,084,370 and $199,224, respectively, representing gross margin of 20% and 31% respectively. The decrease is related to the gross profit margin of the Company’s five (5) acquisition, four (4) of which took place after the year ended May 31, 2013 as compared to the gross profit of its lone subsidiary in 2013.

Operating expenses

For the year ended May 31, 2014, operating expenses amounted to $15,404,177 as compared to $2,632,924 for the year ended May 31, 2013, an increase of $12,771,253. For the year ended May 31, 2014 and 2013, operating expenses consisted of the following:

	Years Ended May 31,
	2014	2013
General and administrative	$2,827,094	$319,075
Compensation	7,620,509	368,547
Director and Consulting fees – related parties	458,968	476,129
Impairment of goodwill	2,700,255	-
Impairment of intangible assets	833,592	-
Depreciation and amortization	1,198,788	22,752
Professional fees	3,305,826	1,446,421
Total operating expenses	$18,945,032	$2,632,924

For the year ended May 31, 2014, the increase in our operating expenses as compared to the year ended May 31, 2013 was primarily attributable to:

•	An increase of $2,508,019 in general and administrative expenses for the year ended May 31, 2014 as compared to the year ended May 31, 2013. The increase is primarily attributable to the implementation of the Company’s business plan in relation to costs incurred for adding four acquisitions as well as office expenses related to the Company’s subsidiaries, four of which did not exist prior to May 2013.

•	An increase in compensation of $7,251,962. The Company has increased its workforce due to the increase related to the acquisitions made in November 2013 and January, February and May 2014. In 2013, the Company hired a president of the Company as well as two senior vice presidents. The increase in compensation primarily relates to the compensation of the employees working for the Company’s acquired subsidiaries.

•	A decrease of $17,161 in director and consulting fees to related parties incurred for administrative overhead services and business development services is primarily attributable to the Company hiring executive officers rather than hiring consultants in order to implement the Company’s business plan specifically researching potential target acquisitions as well as implementing the Company’s plan relating to its existing subsidiaries.

•	During the year ended May 31, 2014 and 2013 the Company recognized amortization expense of $1,084,961 and $20,828, respectively. Amortization expense relates to the amortization of the Company’s intangible assets. The Company’s intangible assets are being amortized on a straight line basis over the estimated life of the asset of four years except for Trade Names which are being amortized over fifteen years. The intangible asset is related to the acquisitions of Cyber 360 on April 26, 2013, Control Solutions International on November 4, 2013, Staffing UK on January 3, 2014, Poolia on February 28, 2014 and PeopleSERVE, Inc. and PeopleSERVE, PRS on May 17, 2014.

•	An increase of $113,827 in depreciation expense. The increase relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	An increase of $1,859,405 in professional fees in the year ended May 31, 2014 as compared to the year ended May 31, 2013. The increase primarily relates to increases in accounting, consulting and legal fees relating to the implementation of the Company’s business plan specifically due diligence (legal and accounting) of potential acquisition targets, as well as, legal and auditing costs associated with the completion of the acquisitions. This is expected to continue while we look to acquire new businesses. The increase also relates to the professional fees relating to running public companies (accounting, auditing, legal, transfer agent, and filing fees).

•	For the year ended May 31, 2014, the Company recorded an impairment to its goodwill totaling $2,700,255. The Company fully impaired its goodwill asset related to the acquisition of Cyber 360 Solutions, Inc. for a total of $1,412,646 and impaired $1,287,609 related to the full impairment associated with the acquisition of Control Solutions, Inc. The Company periodically reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or annually if not done earlier. The valuations provided were performed by an independent professional valuation services’ calculations.

•	For the year ended May 31, 2014, the Company recorded an impairment to its intangible assets totaling $833,592. The Company fully impaired its intangible assets related to the acquisition of Cyber 360 Solutions, Inc. for a total of $823,567 and impaired $10,025 related to the acquisition of Control Solutions, Inc. The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or annually if not done earlier. The valuations provided were performed by an independent professional valuation services’ calculations.

Other Expenses

For the years ended May 31, 2014 and 2013, we incurred interest and financing expense of $2,272,109 and $1,011,482, respectively, relating to interest from convertible notes payables, accounts receivable financing, amortization of beneficial conversion feature, debt discount and amortization of deferred financing costs.

Net Loss

As a result of the factors described above, our net losses for the years ended May 31, 2014 and 2013 were $12,657,739 and $3,405,182, respectively, or a net loss per common share of $0.65 and $0.43 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through promissory notes, the sale of the Company’s common stock through private offerings and from advances from our majority shareholders/officers/directors.

Through August 2013, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenues. In April 2013, Cyber 360 Solutions commenced operations and began generating revenues. In November 2013, NCSI commenced operations and began generating revenues. In January 2014, Staffing UK commenced operations and began generating revenues. In February 2014, Poolia UK commenced operations and began generating revenues. In May 2014, PeopleSERVE, Inc. and PeopleSERVE, PRS commenced operations and began generating revenues. Since the Company has incurred losses and currently has negative working capital, these consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of May 31, 2014, the Company had a working capital deficiency of $7,158,462, and had an accumulated deficit of $16,337,118 and for the year ended May 31, 2014 has a net loss and net cash used in operations of $12,657,739 and $4,287,975, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and through profitable operations from existing subsidiaries and the acquisition of additional entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirement and for the payment of compensation and benefits and consulting fees to related parties. All funds received have been expended in growing the business, implementing our business plan and funding operations. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance targeted acquisitions,
•	Addition of administrative and sales personnel as the business grows,
•	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enters new markets,
•	The cost of being a public company, and
•	Capital expenditures to add technologies.

In October 2012, we began to generate revenues. At May 31, 2014, we had cash of $1,324,711. We have funded our operations as follows:

•	On January 17, 2013, the Company signed a promissory note with a lender in the principal amount of $750,000. The promissory note bears interest at a rate of 12% per annum.

•	During the period from March 2013 through February 2014, the Company entered into promissory notes with various parties in the aggregate principal amount of $425,000. The notes bear interest at the rate of 12% per annum.

•	During the year ended May 31, 2013, the Company entered into note agreements with various shareholders/directors/officers of the Company in the aggregate amount of $56,500. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

•	During the year ended May 31, 2013, the Company entered into an agreement under which it borrows money under an accounts receivable financing arrangement. The Company receives an advance of 90% of the face value of an eligible receivable. Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company. The borrowings carry interest at a rate of .025% per day (9% per annum). At May 31, 2014, $2,958,790 was recorded (including interest) to the accounts receivable financing liability.

•	During the year ended May 31, 2013, the Company completed a closing of a private offering for total gross proceeds of $1,050,000. Pursuant to a subscription agreement, the Company issued to the purchasers units consisting of (i) 27,778 shares of common stock and (ii) a three year warrant to purchase 13,889 shares of common stock at an exercise price of $1.80 per share, for a purchase price of $25,000 per unit. In total, the Company sold 42 units totaling 1,166,676 common shares and 583,338 warrants.

In addition, on July 2, 2013 the Company completed a closing of a second private offering for total gross proceeds of $565,000. The terms of the second offering mirror the first offering. In total, the Company sold 22.6 units totaling 627,783 common shares and 313,892 warrants.

•	On August 28, 2013, a related party loaned the Company $155,000 for short term obligations. This loan was non-interest bearing and was repaid on September 3, 2013.

•	During the year ended May 31, 2014, the Company issued promissory notes to four investors for a total of $340,000. The loans bear interest at 12% per annum and were due at the earlier of the completion of the Company’s $1.75 million bridge financing or 90 days from the date of the note. These notes were repaid in fiscal 2014.

•	During the year ended May 31, 2014 the Company raised $1,655,000 in the form of convertible promissory notes relating to its $1.75 million bridge financing. The loans bear interest at 12% per annum and are due within 10 days following the closing of a $10 million private placement financing or February 28, 2014 (the “Maturity Date”). In April 2014, the Company converted $1,655,000 of principal and $72,044 of interest and issued 1,727,044 shares (1,655,000 relating to principal and 72,044 relating to accrued interest).

•	Through February 28, 2014, in connection with the Company’s private placement offering of units for up to $10,000,000 the Company raised $9,144,000 for a total of 365.76 units. Each unit consisting of (i) 25,000 shares of common stock priced at $1.00 per share and (ii) warrants to purchase 12,500 shares, at an exercise price of $2.00 per share. In connection with such unit offering, as of May 31, 2014, the Company issued a total of 9,144,000 shares of common stock and 4,572,000 warrants. On March 13, 2014, the Company successfully completed the sale of the remaining unit offering of the maximum amount of $10,000,000.

•	From April 21, 2014 through May 27, 2014, the Company also conducted a note offering, whereby the Company raised approximately $1,600,000 through the issuance of short-term 12% convertible promissory notes. The purchasers of the short-term 12% convertible promissory notes received an aggregate of 320,000 shares of restricted common stock as additional consideration.

•	In April, 2014, the Company commenced its Bond Offering of 12% Convertible Bonds with certain accredited investors. Through May 31, 2014, the Company issued Bonds for an aggregate of $2,998,500. The purchasers of the 12% Convertible Bonds received an aggregate of 299,850 shares of restricted common stock as additional consideration. On July 29, 2014, the company completed the Bond Offering for an aggregate of $4,058,500.

As a result of these financings and additional financings in the near future, we believe that we will be able to implement our business plan and pursue the acquisition of a broad spectrum of staffing agencies in the IT, financial, accounting, and banking industries and for working capital for the next twelve (12) months. This does not include payments for closing certain acquisitions that we have entered into agreements and/or term sheets with, none of which may ultimately close. Currently, we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company organically and through further acquisitions. Therefore our future operations will be dependent on our ability to secure additional financing. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for to the next twelve (12) months. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Currently, dilutive common share equivalents totaling 12,544,071 consist of shares issuable upon the conversion of existing convertible notes and the exercise of stock options and warrants. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Operating activities

For the year ended May 31, 2014, net cash used in operations of $4,287,975 was primarily attributable to the net loss of $12,657,739 offset by changes in operating assets and liabilities totaling $79,739, which primarily relates to accounts receivable of $203,039, prepaid expenses of $18,321, deferred finance costs of $1,349,128, other assets of $212,102, accounts payable and accrued expenses of $555,810, accounts payable and accrued expenses – related parties of $124,676, accrued payroll and taxes of $785,820 and other current liabilities of $43,177, non-cash adjustments of $3,364,000 of depreciation and amortization, impairment of intangibles and goodwill totaling $3,533,847 and share based compensation totaling $1,551,656. Cash used in operations of $1,423,484 in 2013 was primarily attributable to the net loss of $3,405,182 offset by changes in operating assets and liabilities totaling $608,717, which primarily relates to accounts payable and accrued expenses of $1,119,262, prepaid expenses of $18,452 and accounts receivable of $528,997, non-cash adjustments of $954,018 of depreciation and amortization, share based compensation of $458,963 and gain on settlement of debt totaling $40,000.

 Investing activities

For the year ended May 31, 2014, net cash flows used in investing activities was $11,612,461 and was attributable to the acquisition related cash acquired of $835,342, the purchase of fixed assets of $144,964, payments due to sellers of Poolia and People Serve totaling $137,591 and the payments of $525,572 made for the earn-out agreement relating to the acquisition of Cyber 360 on April 26, 2013 and CSI on November 3, 2013. The Company also made cash payments totaling $11,639,676 towards the purchases of CSI, Staffing UK, Poolia UK, PeopleSERVE, Inc. and PeopleSERVE, PRS. For the year ended May 31, 2013, the Company made cash payments totaling $907,287 towards the purchase of Cyber 360 Solutions.

Financing activities

For the year ended May 31, 2014, net cash flows provided by financing activities totaled $16,962,325 and was attributable to proceeds relating to accounts receivable financing of $1,602,780, proceeds of $3,255,000 from the issuance of convertible promissory notes, proceeds of $340,000 from the issuance of promissory notes, proceeds of $2,998,500 from the issuance of series A convertible bonds and $10,565,000 relating to proceeds from the sale of Common Stock and warrants. In addition, the Company repaid $688,075 in convertible notes, and made payments to a private placement agent totaling $1,110,880. For the year ended May 31, 2013, net cash flows provided by financing activities totaled $2,574,726 and was attributable to proceeds from convertible notes payable of $925,000, cash received from related parties notes of $56,500 offset by the repayment of related parties notes of $66,100, proceeds of $259,326 relating to accounts receivable financing and $1,400,000 relating to proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 3 to our consolidated financial statements for the fiscal year ended May 31, 2014 contained herein.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance related to share-based payments where performance targets can be achieved subsequent to the requisite service period. The guidance, effective in fiscal year ended 2015, is not expected to have a material impact on its results of operations, financial position or cash flows.

In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the Accumulated deficit balance. The Company is evaluating the two adoption methods as well as the impact this new guidance will have on the consolidated financial statements and related disclosures and will be effective in the Company’s fiscal year ended 2018.

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements, absent any disposition representing a strategic shift in the Company's operations.

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

In March 2013, FASB issued authoritative guidance that resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance will be effective for the Company beginning in the first quarter of fiscal 2015. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements, absent any material transactions involving derecognition of subsidiaries or groups of assets within a foreign entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

24

805 Third Avenue Suite 902 New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Staffing 360 Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. (the “Company”) as of May 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years ended May 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staffing 360 Solutions, Inc. at May 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years ended May 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The 2014 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

New York, NY

September 15, 2014

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2014	2013

ASSETS
Current Assets:
Cash and equivalents	$1,324,711	$262,822
Accounts receivable, net	17,036,267	528,997
Deferred financing, net	342,745	-
Prepaid expenses and other current assets	881,326	52,378
Total Current Assets	19,585,049	844,197

Property and equipment, net of accumulated depreciation	454,606	29,680
Goodwill	8,318,637	1,467,719
Intangible assets, net	13,803,305	978,901
Other assets	1,523,585	-
Total Assets	$43,685,182	$3,320,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,459,175	$640,348
Accounts payable and accrued expenses - related parties	136,914	261,590
Accrued payroll and taxes	3,803,613	138,869
Convertible notes payable, net	620,172	50,000
Promissory notes	1,578,291	-
Earnout liability	850,216	298,000
Accounts receivable financing	11,260,207	259,326
Bonds payable	1,499,660	-
Due to sellers	1,347,215	-
Other current liabilities	188,048	-
Total Current Liabilities	26,743,511	1,648,133

Earnout liability	1,916,212	894,000
Promissory notes - long term	4,406,049	-
Total Liabilities	33,065,772	2,542,133

Stockholders' Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of May 31, 2014 and May 31, 2013, respectively	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized; 32,950,537 and 12,288,138 shares issued and outstanding as of May 31, 2014 and 2013, respectively	329	123
Common stock to be issued	-	527,789
Additional paid in capital	26,411,211	3,920,194
Accumulated other comprehensive loss	(37,549)	-
Accumulated deficit	(16,337,118)	(3,669,742)
Total Staffing 360 Solutions, Inc. Stockholders' Equity	10,036,873	778,364
Non-controlling interest	582,537	-
Total Equity	10,619,410	778,364
Total Liabilities and Stockholders' Equity	$43,685,182	$3,320,497

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2014	2013

Net Sales	$45,778,493	$647,731

Cost of Sales	36,694,123	448,507

Gross Profit	9,084,370	199,224

Operating Expenses:
Salaries and wages	7,620,509	368,547
Professional fees	3,305,826	1,446,421
Director and related party consulting	458,968	476,129
Goodwill impairment	2,700,255	-
Intangibles impairment	833,592	-
Depreciation and amortization	1,198,788	22,752
General and administrative expenses	2,827,094	319,075
Total Operating Expenses	18,945,032	2,632,924

Loss From Operations	(9,860,662)	(2,433,700)

Other Income (Expenses):
Interest expense	(481,072)	(80,216)
Amortization of deferred financing	(1,006,383)	-
Amortization of beneficial conversion feature	(673,568)	-
Amortization of debt discount	(566,086)	(931,266)
Gain on debt settlement	-	40,000
Loss Before Provision For Income Tax	(12,587,771)	(3,405,182)

Income tax expense	(69,968)	-
Net Loss	$(12,657,739)	$(3,405,182)

Net income attributable to non-controlling interest	9,637	-
Net Loss Attributable To Staffing 360 Solutions, Inc.	$(12,667,376)	$(3,405,182)

Other Comprehensive Loss
Foreign exchange translation	(37,549)	-
Comprehensive Loss	$(12,695,288)	$(3,405,182)

Earnings Per Share - Basic And Diluted	$(0.65)	$(0.43)

Weighted Average Shares Outstanding - Basic And Diluted	19,471,886	7,835,453

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Common Stock	Additional Paid In	Accumulated Other Comprehensive	Non-Controlling	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	to be Issued	Capital	Loss	Interest	(Deficit)	Equity (Deficit)
Balance May 31, 2012	-	$-	7,620,000	$76	$-	$50,404	$-	$-	$(264,560)	$(214,080)

Common stock issued pursuant to subscription agreement			1,166,676	12		1,049,988				1,050,000
Common stock issued pursuant to conversion of convertible notes payable			2,500,000	25		1,124,975			-	1,125,000
Common stock issued for accrued interest			160,759	2		72,340				72,342
Common stock issued for acquisition			512,569	5		410,050				410,055
Common stock issued to consultant pursuant to agreement			175,734	2		140,585				140,587
Common stock issued to officer pursuant to agreement			152,400	2		140,585				140,587
Beneficial conversion feature pursuant to issuance of convertible notes payable						931,266				931,266
Common stock to be issued					527,789	-				527,789
Net loss	-	-	-	-	-	-	-	-	(3,405,182)	(3,405,182)
Balance May 31, 2013	-	-	12,288,138	123	527,789	3,920,194	-	-	(3,669,742)	778,364

Common stock issued pursuant to private placements			10,627,783	106	(350,000)	10,564,894				10,215,000
Common stock issued to consultants			831,055	8	(137,289)	1,025,370				888,089
Common stock issued pursuant to conversion of liabilities			196,950	2		177,314				177,316
Common stock issued pursuant to conversion of financings			1,766,111	18		1,704,982				1,705,000
Shares issued in connection with financings			1,118,600	11		1,288,277				1,288,288
Shares issued to board of directors			132,912	1	(22,500)	132,977				110,478
Shares issued to employees			90,000	1	(18,000)	113,499				95,500
Share issued to acquisitions			4,560,067	46		5,179,383				5,179,429
Payment to Private Placement Agent in relation to private placements						(1,110,880)				(1,110,880)
Shares issued to Private Placement Agent in relation to private placements			921,150	9		(9)				-
Shares issued to Private Placement Agent in relation to convertible debt and bond offerings			417,772	4		786,204				786,208
Options issued to employees						198,974				198,974
Warrants issued in connection with conversion of promissory notes						80,825				80,825
Beneficial Conversion Feature						2,349,207				2,349,207
Other comprehensive income (loss)							(37,549)			(37,549)
Non-controlling interest attributable to purchase of 49% of PeopleSERVE PRS, Inc.								572,900		572,900
Net income (loss)	-	-	-	-	-	-	-	9,637	(12,667,376)	(12,657,739)
Balance May 31, 2014	-	$-	32,950,537	$329	$-	$26,411,211	$(37,549)	$582,537	$(16,337,118)	$10,619,410

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,657,739)	$(3,405,182)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	113,827	1,924
Amortization of intangible	1,084,961	20,828
Amortization of deferred financing costs	1,006,383	-
Amortization of debt discount and beneficial conversion feature	1,239,654	931,266
Impairment of goodwill	2,700,255	-
Impairment of intangible assets	833,592	-
Gain on settlement of debt	-	(40,000)
Stock based compensation	1,470,831	458,963
Changes in operating assets and liabilities:
Accounts receivable	203,039	(528,997)
Prepaid expenses	18,321	18,452
Deferred finance costs	(1,349,128)	-
Other assets	(212,102)	-
Accounts payable and accrued expenses	555,810	859,775
Accounts payable and accrued expenses - related parties	(124,676)	259,487
Accrued payroll and taxes	785,820	-
Other current liabilities	43,177	-
NET CASH USED IN OPERATING ACTIVITIES	(4,287,975)	(1,423,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition-related cash acquired	835,342	-
Payment towards earnout	(525,572)	-
Acquisitions - payments due to sellers	(137,591)	-
Purchase of fixed assets	(144,964)	-
Cash paid for purchase of subsidiary	(11,639,676)	(907,287)
NET CASH USED IN INVESTING ACTIVITIES	(11,612,461)	(907,287)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes payable	3,255,000	925,000
Proceeds from notes payable - related parties	-	56,500
Repayment of convertible notes payable	(688,075)	(66,100)
Proceeds from promissory notes payable	340,000	-
Proceeds from accounts receivable financing	1,602,780	259,326
Proceeds from pipe financing	10,565,000	1,400,000
Payments to private placement agent	(1,110,880)	-
Proceeds from sale of convertible bonds	2,998,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,962,325	2,574,726

NET INCREASE IN CASH	1,061,889	243,955

CASH - beginning of year	262,822	18,867

CASH - end of year	$1,324,711	$262,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$86,518	$4,530
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Intangible asset	$13,335,087	$999,729
Goodwill	$8,427,593	$1,467,719
Common stock issued in connection with purchase of subsidiaries	$5,179,429	$410,055
Net assets acquired from purchase of subsidiary	$1,392,509	$41,896
Conversion of accounts payable to common stock	$100,981	$-
Conversion of a convertible note payable	$1,705,000	$1,125,000
Conversion of interest related to a convertible note payable	$76,334	$72,342
Warrants issued in connection with conversion of convertible notes	$80,825	$-
Equity consideration for issuance of debt	$1,288,288	$-
Earnout liability	$2,100,000	$1,192,000
Promissory notes issued in connection with acquisitions	$6,332,415	$-

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”).

On February 17, 2012, TRIG Special Purpose 1, LLC, a Nevada Corporation, (“TRIG”) purchased 78.7%, or 2,000,000 shares of Common Stock with a par value of $0.00001 (the “Common Stock”), of Golden Fork Corporation for $240,000 in a private cash transaction. As a result of the transaction, the Company became a 78.7% owned subsidiary of TRIG. These shares were subsequently distributed to Trilogy Capital Partners, Inc., Grandview Capital Partners, Inc., and Robert Y. Lee, who made distributions to other third parties in the aggregate of 600,000 shares. TRIG no longer owns any shares.

On March 16, 2012, Golden Fork filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) to change its name from Golden Fork to Staffing 360 Solutions, Inc. Upon filing of the Amendment, the Company began its operations in the international staffing sector.

On April 13, 2012, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effect its name change and to change its trading symbol from “GDNF” to “STAF”. Simultaneously therewith, the Company received approval to conduct a forward split of its issued and outstanding shares of Common Stock at a ratio of one for three (the “Forward Split”). Following the Forward Split, the Company’s issued and outstanding shares of Common Stock increased from 2,540,000 to 7,620,000.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly-owned subsidiary, incorporated in the State of Nevada. For a short period of time, Staffing Alliance had operations in the staffing sector and provided trained employees to clients who worked in word processing, data entry, administrative support staff and other areas. In February 2014, such operations had ceased.

On April 26, 2013, the Company purchased 100% of the issued and outstanding stock of The Revolution Group, Ltd. (“TRG”). The aggregate consideration paid by the Company to the TRG shareholders was $2,509,342 (the “TRG Purchase Price”), payable as cash at closing, issuing Common Stock of the Company and a percentage of future gross profits. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (“Cyber Solutions”). (See Note 13).

On June 28, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada (the “2013 Amendment”), whereby increasing the number of shares of Common Stock that the Company is authorized to issue from 75,000,000 to 200,000,000. The 2013 Amendment also allowed the Company to issue 20,000,000 shares of blank check preferred stock, having such rights, designations, preferences and privileges as the board of directors (the “Board”) determines from time to time in their sole discretion.

On November 4, 2013, the Company purchased 100% of the issued and outstanding Common Stock (the “CSI Acquisition”) of Control Solutions International, Inc. (“CSI”), a Florida corporation and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid by the Company for the CSI Acquisition was $3,530,454, payable as cash at closing, issuing Common Stock of the Company and a percentage of future gross profits. As a result of the Acquisition, CSI became a wholly-owned subsidiary of the Company. (See Note 13).

On January 3, 2014, the Company purchased 100% of the issued and outstanding Common Stock (the “Initio Acquisition”) of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”).  The aggregate consideration paid by the Company for the Initio Acquisition was $13.29 million, payable with cash at closing, issuing Common Stock of the Company and promissory notes. As a result of the Acquisition, Initio and its Subsidiaries became wholly-owned subsidiaries of the Company. Initio was renamed Staffing 360 Solutions (UK) Limited (“Staffing UK”). (See Note 13).

Initio is a U.K. domiciled full-service staffing company with established brands in the United Kingdom and United States. Initio’s U.K. division, Longbridge, was established in 1989 as an international multi-sector recruitment company, with a long history of success catering to the sales and marketing, technology, legal and IT solutions sectors. Initio’s U.S. division, Monroe Staffing, was established in 1969 as a full-service consulting and staffing agency serving companies ranging from Fortune 100 to new start-up organizations. Monroe has 14 offices throughout Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina.

Upon closing of the Initio Acquisition, certain of the Initio Shareholders were appointed to the Company’s Board of Directors and entered into employment agreements with the Company and/or one of its subsidiaries.

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing UK, purchased substantially all of the business and certain assets, including but not limited to contracts, business information, records, book debt and goodwill (the “Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). The aggregate consideration paid by the Company was £500,000 (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Poolia Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid in cash at closing. The balance of the NAV Consideration was to be paid subsequently by the Company to Poolia UK Ltd. for total consideration of $1,626,266. (See Note 13)

On May 17, 2014, the Company purchased 100% of the issued and outstanding Common Stock of PeopleSERVE, Inc., a Massachusetts corporation (“PSI”), and 49% of the issued and outstanding Common Stock of PeopleSERVE PRS, Inc., a Massachusetts corporation (“PRS”, together with PSI, collectively the “Acquired Companies” or “PS”), pursuant to a Stock Purchase Agreement (the “PS Purchase Agreement”) dated May 17, 2014, by and among the Company, the Acquired Companies and Linda Moraski (“PS Seller”), sole owner of all of the issued and outstanding Common Stock of the Acquired Companies.

In connection with the purchase of the Acquired Companies, the Company agreed to pay to PS Seller an aggregate purchase price (the “PS Purchase Price”) of approximately $8.4 million based upon a formula in the PS Purchase Agreement. Immediately prior to the closing, the PS Seller provided the Company with a certificate setting forth the Seller’s good faith estimate of (i) the Purchase Price (the “Estimated Purchase Price”), including the calculation of the Adjusted EBITDA of each Acquired Company for the twelve (12) fiscal months period ending April 26, 2014, and (ii) the Net Working Capital.

At the PS closing, the Company paid to the PS Seller the PS Purchase Price as follows: (i) cash in the amount of $2,705,675; (ii) restricted shares of the Company’s Common Stock, based on the closing price of $1.93 on the date of acquisition, May 17, 2014, or 1,127,365 shares of Common Stock for a total fair value of $2,175,814; (iii) an unsecured promissory note with an initial principal amount equal to $2,367,466; (iv) pursuant to the terms of the PS Purchase Agreement, the PS Seller is entitled to receive from the Acquired Companies all of the Net Working Capital as of the Closing Date valued at $1,138,153, and the Company and the Acquired Companies shall have no right to, or obligations with respect to, such Net Working Capital, except as otherwise set forth in the PS Purchase Agreement.

The PS Purchase Price was subject to a Post-Closing Purchase Price Adjustment within sixty (60) days of the Closing Date, based on audited financial statements for each of the Acquired Companies. Upon receipt of such audited financial statements, the Company will prepare and deliver to Seller a certificate that sets forth the Company’s determination of (i) the PS Purchase Price, including the calculation of the Adjusted EBITDA of each Acquired Company for the audited period and (ii) the calculation of the Net Working Capital. Once the Company and the PS Seller have agreed on the final financial statements as disclosed above, the PS Purchase Price shall be adjusted based on the PS Purchase Price Adjustment Amount, which means an amount equal to the finally determined PS Purchase Price as shown in the final financial statements minus the amount of the Estimated Purchase Price. In the event the PS Purchase Price is adjusted, the difference will either be paid to the Seller or returned to the Company, as the case may be, in the same percentages of cash, shares of Common Stock and Promissory Note as the PS Purchase Price paid on the Closing with a one-time payment by the appropriate party to catch-up on principal payments previously made under the Promissory Note.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  As of May 31, 2014, the Company had a working capital deficiency of $7,158,462 and had an accumulated deficit of $16,337,118, and for the year ended May 31, 2014 had net loss and net cash used in operations of $12,657,739 and $4,287,975, respectively.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Currently, the Company does not have sufficient working capital to fund the expansion of its operations and to provide the working capital necessary for its ongoing operations and obligations. The Company will need to raise significant additional capital to fund its operating expenses, pay its obligations, and acquire additional entities. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased gross margin by driving organic sales growth and well executed strategic acquisitions, managing and reducing operating and overhead costs, and conducting additional financings through debt and equity transactions to fund working capital and acquire additional entities. The Company anticipates it will require $4.0 million over the next twelve months for working capital purposes; this amount does not include capital needed to fund additional acquisitions. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully secure additional sources of financing and attain profitable operations.  Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

If management is unsuccessful in the execution of its aforementioned plans to address issues which create substantial doubt about its ability to continue as a going concern, the Company may be forced to take one of the following actions:

•	Liquidate its assets at distressed prices and/or
•	File for reorganization and/or
•	File for bankruptcy protection.

Any of the above scenarios will decrease stockholder value significantly and may result in the value of the Company’s securities becoming worthless.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Year End and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, and are expressed in U.S. dollars. The Company’s consolidated fiscal year-end is May 31. Some of the Company’s subsidiaries have varying year-ends.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described below, the Company consolidates PRS, an entity of which it owns 49%, since the Company is deemed to be the primary beneficiary of this entity. All significant inter-company transactions are eliminated.

Variable Interest Entities

Current accounting guidance provides a framework for identifying a Variable Interest Entity (“VIE”) and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. On May 17, 2014, the Company purchased 49% of the issued and outstanding Common Stock of PRS. Pursuant to ASC 810, PRS is deemed to be a variable interest entity since the Company is the primary beneficiary of PRS. Accordingly, the Company consolidated the results of PRS from May 17, 2014 through May 31, 2014. As of May 31, 2014 the total assets and liabilities of PRS which were consolidated were $1,226,766 and $1,206,870, respectively. The total revenues and expenses consolidated since May 17, 2014 were $300,879 and $281,983, respectively.

Non-controlling Interests

Non-controlling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810 “Consolidation”, and are reported as a component of equity, separate from the parent company’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to valuation, impairment testing, earn-out liabilities, stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates for the years ended May 31, 2014 and 2013, respectively, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations and testing our long-lived assets for impairment.

In recording the purchase accounting for previous acquisitions we had estimated the fair value of identifiable intangible assets and goodwill reflected in the Company’s previously issued interim financial statements. Upon retaining the services of an independent valuation consultant, the allocations previously estimated by the Company have been revised and the results of the independent valuation consultant have been retroactively reflected in the Company’s consolidated financial statements for the fiscal year ended May 31, 2014. The Company originally estimated its goodwill and intangibles to total $14,828,837 and $3,832,924, respectively. Based upon the results of the independent valuation, the Company adjusted the goodwill and intangible totals to $6,229,013 and $12,482,121, respectively. These amounts were subsequently tested for impairment which resulted in impairment of goodwill and intangibles in the amounts of $2,700,255 and $833,592, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at May 31, 2014 or May 31, 2013.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At May 31, 2014 and 2013, the Company had an allowance for doubtful accounts of $561,311 and $0, respectively.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal and state tax returns.

The U.K. entities are domiciled in the U.K. and file their tax returns in those jurisdictions.

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

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of May 31, 2014 and 2013, accumulated amortization of deferred financing costs totaled $1,006,383 and $0, respectively.

Business Combinations

In accordance with Accounting Standards Codification 805, "Business Combinations" ("ASC 805") the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2014 or 2013, with the exception of its notes payable (See Note 6), convertible notes payable (See Note 5), bonds payable (See Note 7) and its earn out liabilities (See Note 13).

Cash is considered to be highly liquid and easily tradable as of May 31, 2014 and 2013 and therefore classified as Level 1 within our fair value hierarchy.

Accounting Standards Codification 825-10-25, “Fair Value Option” (ASC 825-10-25) expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for “Accounting for Derivative Instruments and Hedging Activities.”

Accounting standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

Revenue Recognition

Cyber 360 Solutions: The Company derives its revenues from three segments: contingent staffing, permanent placement staffing, and consulting. The Company recognizes revenue in accordance with ASC Topic 605-45 “Revenue Recognition – Principal Agent Considerations.” The Company records revenue on a gross basis. The Company has concluded that the gross reporting is appropriate because the Company (i) has the duty of identifying and hiring qualified employees, (ii) uses its judgment to select the employees and establish their price, and (iii) bears the risk for services that are not fully paid by the customers. Pursuant to the guidance of ASC 605, the Company recognizes revenue when an arrangement exists, services have been rendered, the purchase price is fixed or determinable and collectability is reasonable assured.

•	Contingent staffing and consulting: Contingent staffing and consulting revenues are recognized when the services are rendered by the Company’s contingent employees and consultants. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits.

•	Permanent placement staffing: Permanent placement staffing revenues are recognized when employment candidates typically start their first day of work. The Company offers a 30/60/90 day guarantee. If the employee is terminated or leaves voluntarily during this period, a pro-rated refund is provided. The Company has a substantial history of estimating the effect of permanent placement candidates who do not remain with its client through the guarantee period. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation.

Control Solutions International Inc.: The Company recognizes revenues primarily on a time and materials basis as the services are performed and amounts are earned. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are rendered, fees are fixed or determinable, and collectability is reasonably assured.

•	Revenue earned in excess of billings are recorded as unbilled accounts receivable until billed. Billings in excess of revenues earned are recorded as advanced billings until revenue recognition criteria are met. Deposits and prepayments from customers are carried as deferred revenue until the requirements for revenue recognition are met.

•	Reimbursements, including those relating to travel, other out-of-pocket expenses and third-party costs, are included in revenues. The related reimbursable expenses are included in cost of revenue.

Staffing 360 Solutions (UK) Limited: The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Poolia (UK) Limited: The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

PeopleSERVE, Inc. and PeopleSERVE PRS, Inc.: The Company recognizes revenues from the sale of staffing services as the services are performed, along with related labor costs and payroll taxes. The Company recognizes revenue for permanent employee placements when contractual contingencies, generally the passage of time, are satisfied. The Company’s revenue recognition policies comply with ASC 605, “Revenue Recognition.” The Company is the primary obligor in its transactions, and has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and sets the billing rates of its consultants. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of ASC 605. Typically, contracts require clients to pay for out-of-pocket expenses, principally travel related expenses. Accordingly, revenue includes amounts billed for these costs and the cost of revenue includes the corresponding actual costs. The Company provides certain customers a 5.0% discount on certain contracts if paid within 30 days of the invoice date. Accounts receivable result from services provided to clients. The Company carries its accounts receivable at net realizable value. At the closing of the Company’s fiscal period, a portion of receivables may not be invoiced. These unbilled receivables are typically billed within thirty days of the close of the fiscal period.

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

Earnings (Loss) per Common Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share."  Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of May 31, 2014 and 2013 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Years Ended
	May 31,
	2014	2013
Convertible notes issued	-	120,609
Convertible Bonds - Series A	2,021,779	-
Convertible promissory notes	1,073,494	-
Warrants	6,760,809	583,338
Options	1,900,000	-
Total	11,756,082	703,947

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

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment,” we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. During fiscal years 2014 and 2013, the Company impaired $2,700,255 and $0, respectively, of goodwill associated with the Cyber 360 and Control Solutions, Inc. acquisitions.

Intangible Assets

In connection with the acquisition of TRG (See Note 13), the Company identified and recognized an intangible asset of $1,054,801 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. TRG customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The intangible asset balance, net of accumulated amortization, at May 31, 2014 was $823,567. An impairment was necessary as of May 31, 2014. The Company fully impaired trade name, customer relationships and employment agreements/non-competes valued at $823,567, resulting in a net intangible asset balance of $0 at May 31, 2014.

In connection with the acquisition of CSI (See Note 13), the Company identified and recognized an intangible asset of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. CSI customer relationships were valued based on the discounted cash flow method. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The intangible asset balance, net of accumulated amortization, at May 31, 2014 was $804,346. An impairment was necessary as of May 31, 2014. The Company impaired trade name, customer relationships and employment agreements/non-competes valued at $10,025. At May 31, 2014, the intangible asset balance, net of accumulated amortization and after impairment of $10,025, is $794,321.

In connection with the acquisition of Staffing 360 Solutions (UK) (See Note 13), the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. Staffing UK customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The intangible asset balance, net of accumulated amortization, at May 31, 2014 is $9,337,785. In addition, the Company recognized intangible assets of $261,465 upon acquisition of Staffing 360 Solutions (UK). In total the intangible assets balance, net of accumulated amortization, at May 31, 2014 is $9,599,250.

In connection with the acquisition of Poolia UK (See Note 13), the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over the estimated life of four years. Poolia UK customer relationships were valued based on an estimate of the discounted cash flow method. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The intangible asset balance, net of accumulated amortization, at May 31, 2014 is $436,238.

In connection with the acquisition of PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. (See Note 13), the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. PS customer relationships were valued using the discounted replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on actual selling costs incurred and allocated to new customer generation over the preceding four years. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The intangible asset balance, net of accumulated amortization, at May 31, 2014 is $2,973,497.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance related to share-based payments where performance targets can be achieved subsequent to the requisite service period. The guidance, effective in fiscal year ended 2015, is not expected to have a material impact on its results of operations, financial position or cash flows.

In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the accumulated deficit balance. The Company is evaluating the two (2) adoption methods as well as the impact this new guidance will have on the consolidated financial statements and related disclosures and will be effective in the Company’s fiscal year ended 2018.

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements, absent any disposition representing a strategic shift in the Company's operations.

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

In March 2013, FASB issued authoritative guidance that resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance will be effective for the Company beginning in the first quarter of fiscal 2015. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements, absent any material transactions involving derecognition of subsidiaries or groups of assets within a foreign entity.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	May 31,
	2014	2013
Computer software	$113,615	$5,075
Office equipment	38,098	9,146
Computer Equipment	216,581	-
Furniture and fixtures	105,637	11,937
Website	32,117	-
Leasehold improvements	28,093	5,446
Total Cost	534,141	31,604
Accumulated depreciation	(79,535)	(1,924)
Total	$454,606	$29,680

Depreciation and amortization expense for the years ended May 31, 2014 and 2013 was $113,827 and $1,924, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes consist of the following as of:

	May 31,
	2014	2013

Convertible promissory notes (unsecured): On March 5, 2012, May 4, 2012, August 13, 2012, August 20, 2012, September 14, 2012, October 4, 2012 and January 17, 2013, the Company issued Notes in the principal amounts of $50,000, $200,000 and $70,000, $30,000, $50,000 and $25,000 (the “Notes”), respectively, totaling $425,000. The Notes bear interest at the rate of 12% per annum and were due on February 20, 2013. Note holders totaling $375,000 extended their maturity dates to July 20, 2013 and one note holder totaling $50,000 extended the maturity date to June 15, 2013. Interest accrued and was payable on the last day of every fiscal quarter commencing on the first calendar quarter subsequent to the respective Note date and ending on the maturity date. The Company did not have the right to pre-pay these notes. On May 31, 2013, Notes totaling $375,000 and accrued interest of $39,054 were converted to Common Stock at a price equal to 50% of the securities sold in the private offering dated April 19, 2013. The unit price of the securities sold in the private offering totaled $0.90. In addition, on October 30, 2013, Notes totaling $50,000 and accrued interest of $4,274 were converted to Common Stock at a price equal to 50% of the securities sold in the private offering dated April 19, 2013 and as a result issued 920,120 shares of Common Stock. The unit price of the securities sold in the private offering totaled $0.90. During the year ended May 31, 2014, the Company issued a total of 120,609 shares (111,111 for $50,000 principal portion and 9,498 shares for $4,274 of accrued interest.)

Beginning balance	$50,000	$425,000
Fair value of shares issued for conversion of convertible notes payable	(50,000)	(375,000)
Ending balance	$-	$50,000

Convertible promissory note (unsecured): On January 17, 2013, the Company issued a Note to a shareholder in the principal amount of $750,000 (the “Convertible Note”). The Note bears interest at the rate of 12% per annum and was due on July 20, 2013. If the payment occurred prior to July 20, 2013, the note was subject to a mandatory conversion into shares of the Company’s Common Stock, on the later of the date on which the Company: (i) acquired an operating company in the staffing industry, or (ii) closed the issuance and sale of equity securities in connection with the target acquisition. The shares of Common Stock issuable upon conversion of the Convertible Note equaled: (i) the principal amount of the Convertible Note and the accrued interest thereon divided by (ii) 50% of the per share price at which shares were sold in the private offering which closed on April 19, 2013. On May 31, 2013, the Company converted the $750,000 of principal and $33,288 of accrued interest to 1,666,667 and 73,972 shares, respectively of Common Stock of the Company at a price equal to 50% of the securities sold in the private offering which closed on April 19, 2013. The unit price of the securities sold in the private offering totaled $0.90.

Beginning balance	$-	$750,000
Fair value of shares issued for conversion of convertible notes payable	-	(750,000)
Ending balance	$-	$-

Convertible promissory notes (unsecured): On November 7, 2013, November 13, 2013, November 22, 2013 and December 6, 2013, the Company issued Notes in the principal amounts of $1,025,000, $350,000, $130,000 and $150,000 (the “2013 Notes”) respectively, totaling $1,655,000. The 2013 Notes bear interest at the rate of 12% per annum and mature on the earlier of: (i) within 10 days following the closing of a $10 million private placement financing, or (ii) February 28, 2014, the maturity date, unless voluntarily converted prior to such date. The 2013 Notes are subject to a voluntary conversion by the holders upon the earlier of: (i) the final closing of a private placement offering (“PIPE Financing”), or (ii) the consummation of the acquisition as described in the 2013 Notes. The holders may elect to convert the principal amount of the 2013 Notes, including all accrued and unpaid interest, into units of the Company consisting of shares of Common Stock and warrants to purchase shares of Common Stock (the “Warrants”), at the same price as any units are sold in a PIPE Financing, whereas each holder will receive 25,000 Common Stock shares and 12,500 Warrants at an exercise price of $2.00 for each $25,000 investment. In the event there is no PIPE Financing, upon notice from the Company, the holders may elect to convert the notes at a conversion price equal to $0.90 and receive 12,500 Warrants for each $25,000 of principal converted. The Warrants will have an exercise price of $2.00 per share. In addition to the 2013 Notes, each holder receives 12,500 shares of Common Stock for each $50,000 investment. In total, the Company issued 413,750 shares of Common Stock. As a result of the share issuance, the Company recorded a debt discount of $297,009 and amortization of $297,009. The Company also recorded a beneficial conversion of $89,884 and amortization of $89,884. In April 2014, the Company fully converted $1,655,000 of principal and $72,044 of interest by issuing 1,727,044 common shares at $1 per share (1,655,000 common shares for principal and 72,044 common shares for accrued interest). Additionally, the Company issued 863,535 Warrants valued at $80,825 and recorded this as interest expense.

The Company agreed to pay the placement agent, Accelerated Capital Group, Inc., the Company agreed to pay: (i) a cash fee up to ten percent (10%) of the aggregate gross proceeds raised, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds raised, and (iii) shares of Common Stock up to ten percent (10%) of the aggregate number of shares of Common Stock issued in connection with funds. The Company paid the placement agent an aggregate consideration of $198,600 and issued an aggregate of 41,375 shares of Common Stock valued at $36,203. Further, the Company recorded deferred finance costs (including escrow agent fees of $4,500) of $239,303 and accumulated amortization of $239,303.

Beginning balance	$1,655,000	$-
Beneficial conversion feature	(90,176)	-
Debt discount – restricted stock	(297,051)	-
Accumulated amortization	387,227	-
Fair value of shares issued for conversion of convertible notes payable	(1,655,000)	-
Ending balance	$-	$-

From April 21, 2014 through May 27, 2014, the Company also conducted a note offering, whereby the Company raised approximately $950,000 from 2 accredited investor through the issuance of five (5) short-term 12% convertible promissory notes (the “April Notes”).  The purchaser of the April Notes received an aggregate of 190,000 shares of restricted Common Stock.  The April Notes are due and payable upon demand by the holder with advance written notice fifteen (15) days prior to the desired payment date.  Commencing on dates ranging from July 15, 2014 to August 1, 2014, the holder is entitled to receive shares ranging from an additional 2,500 to 5,000 shares of the Company’s restricted common stock per $100,000 note payable in arrears per month that any principal amount or interest remains outstanding under the note. The holder of the April Notes may convert, at its sole election, the principal amount and any accrued but unpaid interest due under the April Notes into restricted shares of Common Stock at a price of $1.50 per share.

From May 14, 2014 through May 19, 2014, the Company conducted an additional note offering whereby the Company raised approximately $600,000 from five (5) accredited investors through the issuance of five (5) short-term twelve percent (12%) convertible promissory notes (the “May Notes”). The May Notes were payable upon the earlier of (i) completion of the Company’s convertible bond offering, (ii) completion of the Company’s senior debt facility, or (iii) July 14, 2014. The purchasers of the May Notes received an aggregate of 120,000 shares of restricted Common Stock. The holders of the May Notes were entitled to convert, at their sole election, the principal amount and any accrued but unpaid interest due under the May Notes into restricted shares of Common Stock at a price of $1.50 per share. On July 14, 2014, all five (5) of the holders of the May Notes converted such May Notes into an aggregate of 407,915 shares of Common Stock.

On May 27, 2014, the Company conducted an additional note offering whereby the Company raised approximately $50,000 from one accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note (the “May 27 Note”). The May 27 Note was payable upon the earlier of (i) completion of the Company’s convertible bond offering, (ii) completion of the Company’s senior debt facility or (iii) July 12, 2014. The purchasers of the May 27 Note received an aggregate of 10,000 shares of restricted Common Stock. The holder of the May 27 Note was entitled to convert, at his sole election, the principal amount and any accrued but unpaid interest due under the May 27 Note into restricted shares of Common Stock at a price of $1.50 per share. On July 25, 2014, the Company repaid the May 27 Note, including all accrued and unpaid interest.

In connection with the May 27, 2014 Note, and pursuant to that certain placement agent agreement, dated January 23, 2014, between the Company and Corinthian Partners (“Corinthian”), the Company paid Corinthian, in connection with the introduction of the investor to the Company, a cash fee of $5,000 and issued 1,000 shares of Common Stock.

As a result of the 320,000 restricted shares issued in relation to the April Notes, May Notes and May 27 Notes, the Company recorded a debt discount of $442,035 and amortization of $116,289. The Company also recorded a beneficial conversion feature of $879,035 and related amortization of $224,952. As of May 31, 2014, $1,600,000 in principal remained outstanding net of the remaining debt discount of $979,825, for a net loan balance of $620,172.

Beginning balance	$1,600,000	$-
Debt discount – restricted stock	(442,035)	-
Beneficial conversion feature	(879,035)	-
Accumulated amortization	341,241	-
Ending balance	$620,172	$-

NOTE 6 – PROMISSORY NOTES

Promissory notes – short-term consisted of the following:

	May 31,
	2014	2013
Short-term promissory notes	$340,000	$-
Promissory notes – Staffing 360 Solutions (UK)	1,137,211	-
Promissory note – PeopleSERVE	789,155	-
Payment of short-term notes	(340,000)	-
Payment of promissory notes – Staffing (UK)	(348,075)	-
Debt discount – restricted shares (short-term notes)	61,026	-
Accumulated amortization – debt discount (short-term notes)	(61,026)	-
	$1,578,291	$-

Promissory notes –long-term consisted of the following:

	May 31,
	2014	2013
Promissory notes – Staffing 360 Solutions (UK)	$2,827,738	$-
Promissory note – PeopleSERVE	1,578,311	-
	$4,406,049	$-

Short-term promissory notes: Pursuant to the promissory note agreements dated September 27, 2013, October 18, 2013 and October 28, 2013, the Company issued notes in the amount of $40,000, $200,000 and $100,000, respectively. The promissory notes bear interest at the rate of twelve percent (12%) per annum and were due at the earlier of the completion of the Company’s $1.5 million bridge financing or 90 days from the date of the note. As additional consideration, the note holders received an aggregate of 25,000 shares of Common Stock for each $100,000 invested or a prorated portion thereof. The Company issued 85,000 common shares. As a result of the share issuance, the Company recorded a debt discount of $61,026 and amortization of $61,026. On November 12, 2013 and November 19, 2013, the Company re-paid $300,000 in principal and $3,189 in interest. On March 21, 2014, the Company repaid $40,000 in principal and $1,933 in interest. As of May 31, 2014, all principal and interest has been paid. For the years ended May 31, 2014 and 2013, interest expense related to the promissory notes amounted to $5,122 and $0, respectively.

Promissory notes - Staffing 360 Solutions (UK): Pursuant to the purchase of Staffing 360 Solutions (UK), the Company executed and delivered to the Staffing 360 Solutions (UK) shareholders a three (3) year promissory note (the “Initio Promissory Notes”) in the aggregate principal amount of $3,964,949 to the shareholders of Staffing 360 Solutions (UK). Each Initio Promissory Note bears interest at the rate of six (6%) percent per annum and is amortizes over a five (5) year, straight line basis. As of May 31, 2014, the Company has repaid $348,106 in principal. The remaining principal balance outstanding is $3,616,843. At May 31, 2014, the current portion of the outstanding balance is $789,136 with the remaining $2,827,738 recorded as promissory notes - long-term. For the years ended May 31, 2016 and 2017, the Company’s future payments towards the long-term portion of the promissory note consists of $789,136 and $2,038,602 respectively. During the year ended May 31, 2014, the Company recorded $91,645 of interest expense of which $83,329 has been paid.

Brendan Flood, the Company’s Executive Chairman was a shareholder of Staffing 360 Solutions (UK), and was issued a three (3) year promissory note. Mr. Flood’s portion of the $3,964,949 aggregate principal amount totaled $2,064,880. Mr. Flood has been paid $172,073 in principal and $43,466 in interest through May 31, 2014. As of May 31, 2014, the balance due to Mr. Flood amounted to $1,892,807 and $4,978 in principal and interest, respectively.

In addition, Matt Briand, the Company’s Chief Executive Officer was a shareholder of Staffing 360 Solutions (UK), was issued a three (3) year promissory note. Mr. Briand’s portion of the $3,964,949 aggregate principal amount totaled $1,115,144. Mr. Briand has been paid $92,929 in principal and $23,474 in interest through May 31, 2014. As of May 31, 2014, the balance due to Mr. Briand amounted to $1,022,215 and $2,688 in principal and interest, respectively.

Promissory note - PeopleSERVE: Pursuant to the purchase of PeopleSERVE, the Company executed and delivered to the PeopleSERVE shareholder a three (3) year promissory note (the “PS Promissory Note”) in the aggregate principal amount of $2,367,466 to the shareholder of PeopleSERVE, Linda Moraski. Ms. Moraski is current serving as President and Chief Executive of PeopleSERVE. The PS Promissory Note bears interest at the rate of six (6%) percent per annum and is amortized over a five year straight line basis. As of May 31, 2014, the Company has repaid $0 in principal and interest. The remaining principal balance outstanding is $2,367,466. At May 31, 2014, the current portion of the outstanding balance is $789,155 with the remaining $1,578,311 recorded as promissory notes - long-term. For the years ended May 31, 2016 and 2017, the Company’s future payments towards the long-term portion of the promissory note consists of $789,155 and $789,155 respectively.

For the years ended May 31, 2014 and 2013, the Company’s interest expense for long-term notes amounted to $97,093 ($91,645 from the Initio Promissory Notes and $5,448 from the PS Promissory Note) and $0, respectively. As of May 31, 2014 and 2013, accrued and unpaid interest under the long-term notes amounted to $13,764 ($8,316 from the Initio Promissory Notes and $5,448 from PS Promissory Note) and $0, respectively, and are included in accrued expenses on the accompanying consolidated balance sheets.

NOTE 7 – BONDS – SERIES A

Bonds – Series A consisted of the following:

	May 31,
	2014	2013
Bonds – Series A	$2,998,500	$-
Beneficial Conversion Feature	(1,379,997)	-
Debt discount – Restricted Stock	(488,176)	-
Accumulated amortization	369,334	-
Bonds – Series A, net	$1,499,660	$-

From April 17, 2014 through May 31, 2014, the Company completed multiple closings of its best efforts private offering (the “Bond Financing”) of twelve percent (12%) Convertible Bonds (the “Convertible Bonds”) with certain accredited investors (the “Bond Purchasers”). Pursuant to purchase agreements with each of the Bond Purchasers (the “Bond Agreements”), the Company issued Convertible Bonds for an aggregate of $2,998,500. On or prior to the maturity date, October 15, 2014, of each of the Convertible Bonds, the Bond Purchasers must notify the Company whether the payment for the Convertible Bond will be made in cash or as payment-in-kind in comparably valued Common Stock of the Company. The Bond Purchasers may elect to convert the Convertible Bonds, including all unpaid coupon payments, at any time prior to the maturity date, into restricted shares of Common Stock of the Company, at a conversion price of $1.50 per share.

Each Bond Purchaser received equity consideration at a rate of 5,000 restricted shares of the Company’s Common Stock for each $50,000 investment. Accordingly, the Company issued an aggregate of 299,850 shares of its Common Stock to the Bond Purchasers.  As a result of the 299,850 restricted shares issued, the Company recorded a debt discount of $488,176 and amortization of $97,364. The Company also recorded a beneficial conversion of $1,379,997 and amortization of $271,970. At May 31, 2014, the principal amount outstanding remains $2,998,500. Net of the remaining debt discount and beneficial conversion of $369,334, the remaining loan balance is $1,499,660.

For the years ended May 31, 2014 and 2013, interest expense related to the Bond Financing amounted to $33,980 and $0, respectively. As of May 31, 2014 and 2013, accrued interest under the Bond Financing amounted to $33,980 and $0, respectively, and are included in accrued expenses on the accompanying consolidated balance sheets.

As the retained placement agent, Accelerated Capital Group, Inc., the Company agreed to pay: (i) a fee in cash up to an amount equal to ten percent (10%) of the aggregate gross proceeds raised by such brokers, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds raised by such broke, and (iii) shares of Common Stock equal to an amount up to ten percent (10%) of the aggregate number of shares of Common Stock issued in connection with funds raised by the broker. As of the final closing, the Company paid the placement agent an aggregate cash amount of $142,825 and issued an aggregate of 29,985 shares of Common Stock valued at $57,271. As a result, the Company recorded deferred finance cost totaling $200,096 and accumulated amortization totaling $16,115.

NOTE 8 - RELATED PARTY TRANSACTIONS

Director and Related Parties Consulting Fees

During the years ended May 31, 2014 and 2013, the Company incurred $60,000 and $90,895, respectively in consulting fees to Trilogy Capital Partners, Inc., which has been included in director and related parties consulting fees on the accompanying consolidated statements of operations. The Company’s Vice Chairman and President, Alfonso J. Cervantes, is the majority owner of Trilogy. At May 31, 2014, the Company has $7,500 recorded on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account.

During the years ended May 31, 2014 and 2013, the Company incurred $105,000 and $121,000, respectively in consulting fees to Robert Y. Lee, which has been included in director and related parties consulting fees on the accompanying consolidated statements of operations. This contract was mutually discontinued on December 31, 2013.

During the years ended May 31, 2014 and 2013, the Company incurred $155,000 and $113,750, respectively in consulting fees to Grandview Capital Partners, Inc., which has been included in director and related parties consulting fees on the accompanying consolidated statements of operations. At May 31, 2014, the Company has $50,000 recorded on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account.

During the years ended May 31, 2014 and 2013, the Company incurred $0 and $38,750, respectively in accounting fees to Chord Advisors, Inc. David Horin, the former Chief Financial Officer of Staffing 360 Solutions, Inc., is the President of Chord Advisors, LLC. Additionally, on December 2, 2013, the Company converted an accounts payable balance of $27,500 balance into 27,500 shares of Common Stock, valued at $24,063, as full satisfaction of the outstanding fees. Mr. Horin resigned as Chief Financial Officer on April 15, 2013.

During the years ended May 31, 2014 and 2013, the Company incurred $0 and $50,000, respectively in consulting fees to Richard M. Cohen. Mr. Cohen is the Chairman of Chord Advisors, LLC. Additionally, on November 14, 2013, the Company converted an existing $60,000 payable balance into 60,000 shares of Common Stock, valued at $52,500, as full satisfaction of the outstanding fees.

For the years ended May 31, 2014 and 2013, the Company incurred $30,000 and $22,500, respectively in Board of Director fees to Dimitri Villard. Additionally, the Company paid $10,000 in advisory fees to Mr. Villard from January 1, 2014 through April 30, 2014. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. Through May 31, 2014, the Company incurred $1,667 in fees associated with Mr. Villard’s role as Chairman of the Corporate Governance and Nominating Committee. All such fees have been included in director and related parties consulting fees on the accompanying consolidated statements of operations. At May 31, 2014, the Company has $14,167 recorded on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account.

For the years ended May 31, 2014 and 2013, the Company incurred $30,000 and $0, respectively in Board of Director fees to Robert Mayer. Additionally, the Company paid $10,000 in advisory fees to Mr. Mayer from January 1, 2014 through April 30, 2014. All such fees have been included in director and related parties consulting fees on the accompanying consolidated statements of operations. At May 31, 2014, the Company has recorded an overpayment of $10,000 in accounts payable – related parties. The overpayment will be applied against future director fees.

For the years ended May 31, 2014 and 2013, the Company incurred $10,000 and $0, respectively in Board of Director fees to Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. Through May 31, 2014, the Company incurred $6,667 in fees associated with Mr. Grout’s role as Chairman of the Compensation Committee. All such fees have been included in director and related parties consulting fees on the accompanying consolidated statements of operations.

For the years ended May 31, 2014 and 2013, the Company incurred $1,250 and $0, respectively in Board of Director fees to Nick Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee. Through May 31, 2014, the Company incurred $833 in fees associated with Mr. Florio’s role as Chairman of the Audit Committee. All such fees have been included in director and related parties consulting fees on the accompanying consolidated statements of operations. At May 31, 2014, the Company has recorded $2,083 on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account.

From time to time, TRIG Special Purpose 1, LLC, which is beneficially owned by the Company’s Vice Chairman and President Alfonso J. Cervantes, the Company’s former principal financial officer and director, Peter Goldstein, and Robert Y. Lee, a shareholder of the Company provided working capital advances to the Company. During the years ended May 31, 2014 and 2013, TRIG Special Purpose 1, LLC advanced the Company $12,000 and $33,000, respectively for working capital purposes. As of May 31, 2014, the Company recorded a current liability of $27,279 on the accompanying consolidated balance sheets. These advances are short-term in nature and non-interest bearing.

NOTE 9 – ACCOUNTS RECEIVABLE FINANCING

In May 2013 and November 2013, respectively, Staffing 360 Group, Inc. d/b/a Cyber 360 Solutions and Control Solutions International, Inc., both wholly owned subsidiaries of the Company, entered into financing services agreements by which they assign accounts receivable to fund working capital with Sterling National Bank (“Sterling”). Pursuant to these agreements, Sterling may advance up to 90% of the face value of eligible accounts receivable.  The borrowings carry interest at a rate of .025% per day, or 9% per annum, from the date of the advance until the date of repayment.  There is no ending date to the agreement, only a closing fee of $500 upon termination.

In February 2014, Staffing 360 Solutions (UK) Limited, a wholly owned subsidiary of the Company, entered into an agreement with ABN AMRO Commercial Finance PLC under which it borrows money against open accounts receivable. Under this agreement, the Borrower receives advances of up to 90% on temporary placements and 75% on permanent placements of the face value of eligible receivables.  The borrowings carry interest at a rate of 2.50% above the Sterling Libor rate (3.90%).  The maximum loan amount is 200,000 Pounds Sterling with an Aggregate Limit of 1,250,000 Pounds Sterling. The agreement terminates on its second anniversary.

Effective November 1, 2012, the Company’s subsidiary, Monroe Staffing, a subsidiary of Staffing (UK), entered into a $14,000,000 line of credit (“Credit and Security Agreement”) with Wells Fargo Bank, NA. The Credit and Security Agreement is subject to accounts receivable limitations and bears interest at Libor plus 5% (5.15% as of May 31, 2014) on the greater of $5,000,000 or the actual loan balance outstanding, and expires on October 31, 2015. The Credit and Security Agreement is subject to an annual facility fee, certain covenants and is secured by all of the assets of Monroe Staffing. The covenants are as follows:

•	The Company’s Working Capital Ratio shall at all times be not less than 1:1 measured on a quarterly basis.
•	The Company’s Cash Flow shall at all times be positive, as measured on a quarterly cumulative basis.
•	The Company shall not make any loans, advances or transfers to any subsidiary or affiliate other than transactions in the ordinary course of business.

In March 2014, the Company obtained a one-time waiver relating to the above covenants, specifically as it relates to the failure to maintain a working capital ratio of 1:1 and positive cash flow for the quarterly period ended December 2013.

Effective July 25, 2014, the Company joined with its subsidiaries, Monroe Staffing Services, LLC, PeopleSERVE, Inc. and PeopleSERVE PRS, Inc., (collectively referred to as “Borrowers”) in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, NA. This Credit Facility increased the line of credit amount from $14,000,000 to $15,000,000 and modified the covenant to permit, with certain limitations, the transfer of funds amongst the Borrowers. All of terms and conditions remain unchanged.

At May 31, 2014, $11,260,207 was recorded as a liability relating to the Accounts Receivable Financing account.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On May 7, 2013, the Company increased the number of shares of Common Stock from 75,000,000 shares to 200,000,000 shares and authorized the creation of 20,000,000 shares of blank check preferred stock, par value $0.00001 per share with such designations, rights and preferences as may be determined from time to time by the Board.

As of May 31, 2014 and 2013, the Company has issued and outstanding 32,950,537 and 12,288,138 shares of Common Stock, respectively.

The issuance of Common Stock during the year ended May 31, 2013 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued pursuant to 2013 private placement offering	1,166,676	$1,050,000	$0.90
Shares issued to consultants	175,734	140,587	0.80
Shares issued for conversion of convertible notes payable	2,500,000	1,125,000	0.45
Shares issued in connection with accrued interest related to convertible notes	160,759	72,342	0.45
Shares issued to officer	152,400	140,587	0.80
Shares issued pursuant to Acquisition	512,569	410,055	0.80

The issuance of Common Stock during the year ended May 31, 2014 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued pursuant to 2013 private placement offering	627,783	$565,000	$0.90
Shares issued pursuant to 2014 private placement offering	10,000,000	10,000,000	1.00
Shares issued to consultants	831,055	1,025,379	0.875 – 2.06
Shares issued for conversion of accounts payable	115,408	100,982	0.875
Shares issued for conversion of convertible notes payable	111,111	50,000	0.45
Shares issued in connection with convertible notes	413,750	297,047	0.72
Shares issued in connection with accrued interest related to convertible notes	9,498	4,275	0.45
Shares issued in connection with promissory notes	85,000	61,026	0.72
Shares issued to board of directors	121,250	111,612	0.45 – 2.04
Shares issued to audit committee	2,083	4,098	1.92 – 1.98
Shares issued to compensation Committee	4,998	9,075	0.875 – 2.04
Shares issued to corporate governance and nominating Committee	4,582	8,193	0.875 – 2.04
Shares issued to employees	90,000	113,500	0.875 – 1.97
Shares issued pursuant to Acquisitions	4,560,067	5,179,429	0.875 – 1.93
Shares issued to private placement Agents	1,338,922	786,208	0.875 – 2.00
Shares issued in connection with convertible bonds	299,850	488,177	1.63
Shares issued in connection with bridge loans	320,000	442,034	1.38
Shares issued for conversion of convertible promissory notes	1,655,000	1,655,000	1.00
Shares issued for conversion of accrued interest related to convertible promissory notes	72,044	72,044	1.00

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

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s Common Stock issued to shareholders at May 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.80-2.00	6,760,765	2.56	$1.97	6,760,765	$1.97

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2012	-	$-
Issued	583,338	1.80
Exercised	-	-
Expired	-	-
Outstanding at May 31, 2013	583,338	$1.80
Issued	6,177,427	1.82
Exercised	-	-
Expired	-	-
Outstanding at May 31, 2014	6,760,765	$1.97

Stock Options

2014 Equity Plan - On April 30, 2014, the Board adopted the 2014 Equity Plan (the “Plan”). Under the plan, the Company may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. Through May 31, 2014, a maximum of 1,500,000 shares of Common Stock has been reserved for issuance under this plan. In July 2014, the Company increased the number of options to be issued from 1,500,000 to 2,500,000. The Plan expires on January 28, 2024. The Board will administer the plan unless and until the Board delegates administration to a committee, consisting of one or more members, that has been appointed by the Board, except that once our Common Stock begins trading publicly, the committee will consist solely of two or more outside directors as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. On April 30, 2014, the Board delegated the authority to administer the Plan to the Company’s compensation committee. The compensation committee will have the power to determine which persons eligible under the Plan will be granted option awards, when and how each option award will be granted, and the provisions and terms of each option award.

During the year ended May 31, 2014, the Company recorded share-based payment expenses amounting to $198,974, in connection with all options outstanding. The amortization of share-based payment was recorded in general and administrative expenses during 2014.

The Company granted 1,900,000 options in 2014, as follows: (i) 1,150,000 options with an exercise price of $2.00 per share with 20% of the granted options vesting immediately; and (ii) 750,000 non-qualified options with an exercise price of $2.00 per share with 100% of the non-qualified granted options vesting immediately. Each of the options are exercisable for a term of 5 years.

The fair value of Stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$2.00
Market price at date of grant:	$0.875 - 1.50
Volatility:	48.49% - 51.12%
Expected dividend rate:	0
Expected terms (years):	5
Risk-free interest rate:	1.58% - 1.73%

A summary of the activity during fiscal 2014 of the Company’s Stock Plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at June 1, 2013	-	$-	$-

Granted	1,900,000	2.00	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding at May 31, 2014	1,900,000	$2.00	$-

The total compensation cost related to options not yet recognized is approximately $233,263 at May 31, 2014. The Company will recognize this charge over the next 48 months.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On December 15, 2011, TRIG Capital Group, LLC entered into an employment agreement (the “Hartley Employment Agreement”) with Allan Hartley to become its Chief Executive Officer and a Director. On February 21, 2013 (the “Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s chief executive officer (the “CEO”). Pursuant to the Employment Agreement, the CEO was paid $7,500 per month on part time basis. Upon completion of the initial acquisition of a target company, Mr. Hartley was to receive an annual salary of $180,000 on a full time basis. Additionally, the Company shall grant to CEO a number of shares (the “CEO Shares”) of the Company’s Common Stock that represents 5% of the outstanding as of the date of the share acquisition agreement dated February 19, 2013. The CEO Shares shall vest at the following milestones: of the five percent (5%) total shares transferred to the CEO, two percent (2%) will vest simultaneous with the completion of the Company’s first acquisition and one percent (1%) will vest as the completion of the Company’s second, third and fourth acquisitions, respectively. On April 26, 2013, the first milestone was triggered when the Company acquired TRG. Mr. Hartley was issued 152,400 shares, valued at $140,587, based on the terms of his agreement. In December 2013, the Company amended the Hartley Employment Agreement which went effective on January 1, 2014. Pursuant to the amended Hartley Employment Agreement, Mr. Hartley was to serve as Co-Chief Executive Officer of the Company. Mr. Hartley was to be paid a salary of $250,000 per annum, plus other benefits including reimbursement for reasonable expenses and paid vacation. Mr. Hartley was also entitled to certain performance bonuses based upon the Company achieving certain milestones. Mr. Hartley was paid $25,000 as a performance bonus related to the Staffing (UK) acquisition. The Hartley Employment Agreement had a term through December 31, 2016. On February 26, 2014, Allan Hartley submitted his resignation to the Company whereby he resigned from his positions as Co-Chief Executive Officer and as a director of the Company, effective immediately.

Effective January 1, 2014, the Company entered into an employment agreement with Alfonso J. Cervantes (the “Cervantes Employment Agreement”), to serve as the President of the Company.  In addition, the parties agreed that Mr. Cervantes shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Cervantes Employment Agreement, the Company will pay Mr. Cervantes $120,000 annually. In addition, Mr. Cervantes will receive reimbursement for all reasonable expenses which Mr. Cervantes incurs during the course of performance under the Cervantes Employment Agreement. Mr. Cervantes can terminate the Employment Agreement after four months with 30-days’ notice. The Company can terminate the Cervantes Employment Agreement upon notice to Mr. Cervantes. On January 3, 2014, Amendment No. 1 to the Employment Agreement (the “Amended Employment Agreement”) of Alfonso J. Cervantes, the President and Director, became effective. The Amended Employment Agreement amends the original Cervantes Employment Agreement by (i) extending the term of employment through December 31, 2016, (ii) increasing the salary to $250,000 per annum, and (iii) providing for certain performance bonuses relating to certain milestones of the Company. Mr. Cervantes was paid a $100,000 as a performance bonus related to Staffing (UK) acquisition. In addition, Mr. Cervantes has been appointed Vice Chairman of the Board.

On February 24, 2013, the Company entered into an employment agreement with Darren Minton (the “Minton Employment Agreement”), to serve as a Senior Vice President of the Company.  In addition, the parties agreed that Mr. Minton shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 shares of the Company’s Common Stock. In addition, Mr. Minton will receive reimbursement for all reasonable expenses which Mr. Minton incurs during the course of performance under the Minton Employment Agreement. Mr. Minton can terminate the Employment Agreement after four (4) months with 30-days’ notice. The Company can terminate the Minton Employment Agreement upon notice to Mr. Minton. On February 24, 2014, the Company entered into a new employment agreement with Mr. Minton to serve as Executive Vice President of the Company. Pursuant to the terms of the Minton Employment Agreement, the Company agreed to pay Mr. Minton $180,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 shares of the Company’s Common Stock. The employment agreement has a term of eighteen months. In addition, the Company can terminate the Employment Agreement after four (4) months with 30-days’ notice.

On March 21, 2013, the Company entered into a four (4) year employment agreement with Mark P. Aiello (the “Aiello Employment Agreement”), to serve as a Senior Vice President of the Company and as President of Cyber 360 Solutions, the Company’s cyber security division.  In addition, the parties agreed that Mr. Aiello shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Aiello Employment Agreement, the Company will pay Mr. Aiello $150,000 annually. Mr. Aiello is also entitled to an annual base commission equal to 3% of the gross profit of Cyber 360 Solutions. In addition, Mr. Aiello will receive reimbursement for all reasonable expenses which Mr. Aiello incurs during the course of performance under the Aiello Employment Agreement. Mr. Aiello or the Company can terminate the Aiello Employment Agreement one hundred eighty (180) days prior to the end of the term of the agreement otherwise the agreement will automatically extend for one (1) additional year.

On November 4, 2013, the Company entered into a four (4) year employment agreement with Charlie Cooper (the “Cooper Employment Agreement”), to serve as Vice President of the Company and as Chief Operating Officer of CSI, the Company’s professional services and consulting division.  Pursuant to the Cooper Employment Agreement, the parties agreed that Mr. Cooper will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Cooper will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Cooper is also entitled to an annual base commission equal to two percent (2%) of the gross profit of professional services and consulting division. In addition, Mr. Cooper will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the CSI gross profit exceeds $2,200,000. The Cooper Employment Agreement will automatically renew for successive one year terms following the completion of the initial four year term of the agreement unless terminated by the Company or Mr. Cooper ninety (90) days prior to the end of such term.

On November 4, 2013, the Company entered into a four (4) year employment agreement with Margaret Gesualdi (the “Gesualdi Employment Agreement”), to serve as Vice President of the Company and as Mid-Atlantic Region Managing Partner of CSI, the Company’s professional services and consulting division.  Pursuant to the Gesualdi Employment Agreement, the parties agreed that Ms. Gesualdi will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Ms. Gesualdi will receive a salary of $190,000 annually, plus reasonable expenses. Ms. Gesualdi is also entitled to an annual base commission equal to two percent (2%) of the “employee attributable gross profit” of the professional services and consulting division. In addition, Ms. Gesualdi will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the employee attributable gross profit exceeds $750,000. The Gesualdi Employment Agreement will automatically renew for successive one (1) year terms following the completion of the initial four year term of the agreement unless terminated by the Company or Ms. Gesualdi ninety (90) days prior to the end of such term.

On November 4, 2013, the Company entered into a four (4) year employment agreement with Simon Dealy (the “Dealy Employment Agreement”), to serve as Sr. Vice President of the Company and as Chief Executive Officer of CSI, the Company’s professional services and consulting division.  Pursuant to the terms of the Dealy Employment Agreement, the parties agreed that Mr. Dealy will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Dealy will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Dealy is also entitled to an annual base commission equal to two percent (2%) of the gross profit of professional services and consulting division. In addition, Mr. Dealy will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the CSI gross profit exceeds $2,200,000. The Dealy Employment Agreement will automatically renew for successive one (1) year terms following the completion of the initial four year term of the agreement unless terminated by the Company or Mr. Dealy ninety (90) days prior to the end of such term.

On January 3, 2014, the Company entered into an employment agreement with Matt Briand (the “Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company, as well as, Chief Executive Officer of Monroe. Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Monroe Staffing LLC, a division of Staffing 360 Solutions (UK) Limited. Mr. Briand will also be entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain financial milestones. The Briand Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment. On February 26, 2014, following the resignation of Mr. Hartley, Mr. Briand became the sole Chief Executive Officer.

On January 3, 2014, the Company entered into an employment agreement with Brendan Flood (the “Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the Board, as well as, Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192,000 (approximately $315,000) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Staffing 360 Solutions (UK) Limited. Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index in U.K. for All Urban Consumers. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. The Flood Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment.

On February 11, 2014 a term sheet was agreed to for annual compensation of $120,000 with Nicholas Koutsivitis for his role as Controller and Vice President. In addition, Mr. Koutsivitis will be entitled to a 25% bonus at calendar year end based on certain performance milestones as mutually agreed. The Company will be required to provide a ninety (90) day notice in the event of termination.

On February 17, 2014 a term sheet was agreed to for annual compensation of $180,000 with Wade Pearson for his role as Senior Vice President of Finance. In addition, Mr. Pearson will be entitled to a 50% bonus at calendar year end based on certain performance milestones as mutually agreed. The Company will be required to provide a ninety (90) day notice in the event of termination.

On March 17, 2014, the Company entered into an employment agreement with Jeff R. Mitchell (the “Mitchell Employment Agreement”). Pursuant to the Mitchell Employment Agreement, Mr. Mitchell will serve as Executive Vice President and Chief Financial Officer. Mr. Mitchell will receive an annual base salary $250,000, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his role with Staffing 360 Solutions, Inc. Mr. Mitchell will also be entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain milestones. Mr. Mitchell will also receive a grant of 125,000 restricted shares of the Company’s Common Stock, issuable as follows: (i) 50,000 shares on March 17, 2014, and (ii) 25,000 shares on each one (1) year anniversary of his employment. In addition, Mr. Mitchell will be entitled to 150,000 stock options to purchase Common Stock to be issued under the Company’s Stock Option Plan, which such stock options shall vest as follows: (i) 30,000 on March 17, 2014, and (ii) 30,000 on each one year anniversary of his employment. The stock options have an exercise price of $2.00 per share, and are exercisable for a period of five years from the date of grant. The Mitchell Employment Agreement has a term of three (3) years. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment.

On May 17, 2014, the Company entered into an employment agreement with Linda Moraski (the “Moraski PSI Employment Agreement”). Pursuant to the Moraski PSI Employment Agreement, Ms. Moraski will serve as President and Chief Executive Officer of PSI for a term of three (3) years, provided however such term shall automatically renew for one (1) year terms unless notice of non-renewal is provided at least one hundred eighty (180) days prior to such renewal. Ms. Moraski shall receive a base salary of $112,500 per year, which such base salary is subject to increase based on the Consumer Price Index (“CPI”). Further, Ms. Moraski will be entitled to receive an annual commission equal to the sum of (i) three percent (3%) of the Gross Profit of PSI for such fiscal year; plus (ii) two and one-half percent (2.5%) of the amount that Gross Profit of PSI for such fiscal year exceeds the Closing Gross Profit as defined in the Agreement. In addition, Ms. Moraski shall also be entitled to an annual bonus, certain benefits, and eligibility to participate in the Company’s stock incentive plan and certain expense reimbursements.

In addition, on May 17, 2014, the Company entered into an employment agreement with Linda Moraski (the “Moraski PRS Employment Agreement”). The terms of the Moraski PRS Employment Agreement are substantially similar to the Moraski PSI Employment Agreement, provided, however, under the Moraski PRS Employment Agreement, Ms. Moraski’s base salary is $37,500, subject to increase based on CPI. Ms. Moraski is not entitled to any commissions or bonuses pursuant to the Moraski PRS Employment Agreement.

Consulting Agreements

On May 1, 2012, the Company entered into a one-year advisory agreement for business advisory services with Mr. Richard M. Cohen.  The Company shall pay M. Cohen $120,000 during the term of the contract in a combination of cash and stock on the following basis:

•	Stock compensation of $60,000. The number of shares shall be based on a value equal to the per share price that shares sell in the private placement financing for the Company's initial acquisition;
•	Cash compensation of $60,000. Mr. Cohen shall receive $5,000 per month commencing May 1, 2012. The monthly amount shall be accrued and will be paid in full from the proceeds of the financing at the closing of the Company's initial acquisition. Subsequent payments following the closing will be due on the first of each month.

This agreement expired on April 30, 2013 and was not renewed. The $60,000 owed to this advisor has been converted into 60,000 shares of Common Stock in November 2013 and is regarded as paid in full.

On July 19, 2012, the Company entered into a one (1) year consulting agreement for business development, business modeling and support services with River Star Professional Group (“RSPG”) which was amended to a two year agreement effective July 17, 2013.  The parties agreed that the consultant will be paid cash $5,000 monthly; plus $2,500 per month in the form of Common Stock of the Company based upon the closing share value as of the last day of each month, for up to forty (40) man hours of service time with additional hours above forty (40) hours billed at an agreed upon hourly rate plus pre-approved related expenses incurred in performing such services. In November 2013, the Company engaged RSPG to provide compliance support services for an initial $30,000 retainer fee. On January 30, 2014, the Company entered into a termination and settlement agreement with RSPG. As full and final settlement of the agreement, RSPG received a cash payment of $153,750 and 36,388 shares of common stock. On March 1, 2014, this agreement was amended to reflect a rate of $250 per hour and a term of twelve (12) months.

On February 15, 2013, the Company entered into an advisory agreement (the “Chord Agreement”) with Chord Advisors, LLC (“Chord”). Pursuant to the Chord Agreement, Chord will provide the Company with comprehensive outsourced accounting solutions. The Company will pay Chord $6,250 for CFO services per month and $5,000 for Controller/back office services per month for a period of twelve (12) months. The Company’s former Chief Financial Officer, David Horin, is the President of Chord. On April 15, 2013, David Horin resigned as Chief Financial Officer.

On February 15, 2013, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide the Company with assistance and advice in seeking out a potential merger or acquisition partner/target. The Company will pay Grandview $10,000 per month for a period of eighteen (18) months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company will further compensate Grandview as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to have the Company provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. Grandview will receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. The Company’s former Chairman of the Board, Principal Financial Officer, and Treasurer, Peter Goldstein, is the majority shareholder of Grandview Capital Partners, Inc. Mr. Goldstein resigned from the Board and all officer positions as of January 3, 2014. This agreement was amended in January 2014 and will continue until September 30, 2014 at a rate of $10,000 per month.

On February 15, 2013, the Company entered into an agreement (the “Trilogy Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”). Pursuant to the Trilogy Agreement, Trilogy will provide the Company with the development and implementation of an investor awareness program designed to create financial market and investor awareness for the Company. The Company will pay Trilogy $5,000 per month for a period of eighteen (18) months. The Company’s President, Alfonso J. Cervantes is the majority owner of Trilogy.

On February 14, 2013, the Company entered into a corporate services agreement (the “Pylon Agreement”) with Pylon Management, Inc. (“Pylon”). Pursuant to the Pylon Agreement, Pylon will provide the Company with assistance and advice in identifying potential merger or acquisition targets and integrating such acquired business into the Company for a period of eighteen (18) months. Pursuant to the Pylon Agreement, for any merger and acquisition transaction, Pylon will receive a fee between three (3%) and five (5%) percent of the transaction value. Pylon shall also receive equity compensation in the amount of two percent (2%) of the outstanding shares of the Company’s Common Stock on the date of the first acquisition, and one percent (1%) of the outstanding shares of the Company’s Common Stock on the date of the second transaction. All shares of the Company Common Stock issued under the Pylon Agreement shall have “piggyback” registration rights at the Company’s election and shall be included in any registration statement filed by the Company with the Securities and Exchange Commission. Upon the closing of the first transaction, the Company will pay a monthly retainer of $5,000 per month. The Company will also pay Pylon 2% of the net sales of the Company for administrative services rendered, which may be reduced pursuant to the Pylon Agreement. The Pylon Agreement may be terminated by either party upon ninety (90) days written notice. On April 26, 2013, the Company acquired TRG. As such, Pylon was issued 175,734 shares based on the terms of the agreement. In February 2014, the Company issued Pylon 150,000 shares of Common Stock as full settlement and termination of the Pylon Agreement. On March 1, 2014, the Company entered into a new twelve (12) month advisory agreement with Pylon. The Company will pay Pylon $5,000 per month as well as performance-based fees.

On February 15, 2013, the Company entered into an advisory agreement (the “Joshua Capital Agreement”) with Joshua Capital, LLC (“Joshua Capital”). Pursuant to the Joshua Capital Agreement, Joshua Capital will provide the Company with advisory and consulting services in connection with the Company’s business operations. The Company will pay Joshua Capital $10,000 per month for a period of 18 months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company and contemporaneous financing. The agreement may be terminated by the Company for cause, as defined in the agreement. Robbie Lee, a shareholder of the Company is the majority shareholder of Joshua Capital, LLC. The Company and Joshua Capital terminated the agreement effective December 31, 2013.

On August 22, 2013, the Company entered into an agreement with Rempel Ventures, LLC. The term of the agreement is for twelve (12) months. Rempel Ventures will receive $3,000 and 5,000 Common Stock shares per month and will provide advisory services. Specifically, they will provide support for business activities related to the Company’s consolidation model in the staffing industry. In addition, Rempel Ventures will provide business and financial advice and services. On January 1, 2014, the Company and Rempel Ventures, LLC amended the agreement increasing the advisory fee to $13,000 per month. In addition, the agreement was transferred from Rempel Ventures, LLC to Alternative Advisory Group LLC. No other terms of the agreement were altered. On April 1, 2014, the Company further modified the Alternative Advisory Group agreement by extending the term of the agreement to April 1, 2015 and discontinued the monthly equity consideration of 5,000 shares which was replaced with a one-time issuance of 200,000 shares of Common Stock.

Directors Agreements

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. From July 1, 2012 to June 30, 2013, Mr. Villard served as a member of the board of directors and as an advisory for the Company. The Company agreed to pay Mr. Villard $45,000, consisting of: (i) $22,500 of Common Stock shares based on the value equal to 50% of the per share price of the Common Stock sold in the private placement financing, and (ii) $22,500 of cash to be paid in monthly payments of $1,875. This agreement expired on June 30, 2013, but was continued by the Company on a month to month basis. Effective July 1, 2013, Mr. Villard entered into a new agreement with the Company, to serve as a member of the board of directors for $30,000 annually, payable $2,500 per month. Additionally, Mr. Villard was awarded 2,500 shares of restricted Common Stock per month.  In addition, effective January 1, 2014, Mr. Villard entered into a separate advisory agreement (the “Villard Advisory Agreement”) for a term of one year for $30,000 per year, payable $2,500 per month, and 30,000 shares of restricted Common Stock, issued at 2,500 shares per month. In April 2014, the Villard Advisory Agreement was terminated. For his services as an advisor, Mr. Villard was paid $10,000 and was awarded 10,000 shares of restricted Common Stock. In May, 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. For his service as Chairman of the Corporate Governance and Nominating Committee, Mr. Villard will receive an annual payment of $20,000, payable $1,667 per month. In addition, Mr. Villard will receive 833 shares of restricted Common Stock per month (10,000 shares annually), par value $.00001 per share. In May 2014, Mr. Villard was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Villard will receive 833 shares of restricted Common Stock per month (10,000 shares annually) for each committee.

Effective July 1, 2013, the Company entered into an agreement with Robert Mayer, to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Mayer will receive 2,500 shares of restricted Common Stock per month.  In addition, effective January 1, 2014, Mr. Mayer entered into a separate agreement to serve as an advisor to the Company (the “Mayer Advisory Agreement”) for a term of one (1) year for $30,000 per year, payable $2,500 per month and 30,000 shares of restricted Common Stock, issued at 2,500 shares per month. In April 2014, the Mayer Advisory Agreement was terminated. For his services as an advisor, Mr. Mayer was paid $10,000 and was awarded 10,000 shares of restricted Common Stock. In May, 2014, Mr. Mayer was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Mayer will receive 833 shares of restricted Common Stock per month (10,000 shares annually) for each committee.

In February 2014, the Company entered into an agreement with Jeff Grout to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Grout will receive 2,500 shares of restricted Common Stock per month.  In addition, in February, 2014, Mr. Grout was named the Chairman of the Compensation Committee. For his service as Chairman of the Compensation Committee, Mr. Grout will receive an annual payment of $20,000, payable $1,667 per month. Mr. Grout will also receive 833 shares of restricted Common Stock per month (10,000 shares annually). Mr. Grout was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Grout will receive 833 shares of restricted Common Stock per month (10,000 shares annually).

In May 2014, the Company entered into an agreement with Nick Florio to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Florio will receive 2,500 shares of restricted Common Stock per month.  In addition, in May, 2014, Mr. Florio was named the Chairman of the Audit Committee. For his service as Chairman of the Audit Committee, Mr. Florio will receive an annual payment of $20,000, payable $1,667 per month. Mr. Florio will also receive 833 shares of restricted Common Stock per month (10,000 shares annually). Mr. Florio was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Florio will receive 833 shares of restricted Common Stock per month (10,000 shares annually).

Lease Obligations

The Company entered into multiple lease agreements for office space. The agreements require monthly rental payments through March 31, 2017. Total minimum lease obligation approximate $552,000, $466,220 and $132,339 for the years ended May 31, 2015, 2016 and 2017, respectively. For the year ended May 31, 2014, rent expense amounted to $599,000.

Legal Matters

On May 22, 2014, NewCSI, Inc., (“NCSI”), the former sole shareholder of CSI, filed a claim in the U.S. District Court for the Western District of Texas, Austin Division, against the Company alleging a breach of the CSI Purchase Agreement. NCSI claims that the Company breached a provision of the CSI Purchase Agreement which required the Company to determine the value of CSI’s “Deferred Tax Assets” (as defined in the CSI Purchase Agreement) within 90 days after December 31, 2013. Per the claim, NCSI seeks acceleration of the earn out payment provided in the CSI Purchase Agreement in the amount of $1.4 million less the amount of any earn out previously paid to NCSI, together with 50% of the Deferred Tax Assets or $154,433 and legal fees.

While the Company vigorously opposes these claims and has asserted various affirmative defenses in its response, the Company is attempting to resolve the dispute amicably and has made an offer to settle the dispute. The Company is awaiting a response to its settlement offer. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. However, other than as described above, the Company believes there are no material legal or administrative matter pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

NOTE 12 – GEOGRAPHICAL SEGMENTS

For the years ended May 31, 2014 and 2013, the Company generated revenues in the U.S., Canada and the U.K. as follows:

	Years ended May 31,
	2014	2013

Revenue generated in the U.S.	$43,723,329	$647,731
Revenue generated in Canada	89,475	-
Revenue generated in the U.K.	1,965,689	-
Total revenue	$45,778,493	$647,731

As of May 31, 2014 and 2013, the Company has assets in the U.S., Canada and the U.K.:

	May 31,
	2014	2013

Total assets in the U.S.	$40,685,600	$3,320,497
Total Assets in Canada	102,351	-
Total assets in the U.K.	2,897,231	-
Total assets	$43,685,182	$3,320,497

As of May 31, 2014 and 2013, the Company has liabilities in the U.S., Canada and the U.K.:

	May 31,
	2014	2013

Total liabilities in the U.S.	$30,419,809	$2,542,133
Total liabilities in Canada	6,994	-
Total liabilities in the U.K.	2,638,969	-
Total liabilities	$33,065,772	$2,542,133

NOTE 13 - ACQUISITIONS

On April 26, 2013, the Company purchased 100% of the issued and outstanding stock of The Revolution Group, Ltd. (“TRG”). The aggregate consideration paid by the Company to the TRG shareholders was $2,509,342 (the “TRG Purchase Price”), paid as follows: (i) at the closing the Company paid the TRG shareholders cash in the amount of $907,287; and (ii) the Company paid $410,055 by issuing to the TRG shareholders 512,569 restricted shares of the Company’s Common Stock valued at a price of $0.80 per share. In addition, the Company agreed to pay the TRG shareholders performance-based compensation in cash an amount equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing (the “TRG Earn Out Period”), not to exceed $1,500,000: (i) twenty percent (20%) of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) seven percent (7%) of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn-Out Period. At the time of the Acquisition, the Company estimated the performance-based compensation was $1,192,000. As of May 31, 2014, the Company’s calculated estimate of the performance-based compensation did not change. During the year ended May 31, 2014, the Company paid $262,856 towards the earn-out liability. At May 31, 2014 the balance of the earn-out liability was $929,145. This transaction was accounted for under the purchase method in accordance with ASC 805. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (“Cyber Solutions”).

In connection with the acquisition of TRG, the Company identified and recognized an intangible asset of $1,054,801 representing trade name, customer relationships and employment agreements/non-competes. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. During the years ended May 31, 2014 and 2013 the Company recognized amortization expense of $210,406 and $20,828, respectively. An impairment was necessary as of May 31, 2014. The Company impaired the trade name, customer relationships and employment agreements/non-competes valued at $823,566. The Intangible Asset balance at May 31, 2014 is $0.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:

Current assets	$47,881
Intangible assets	1,054,801
Goodwill	1,412,646
Total	$2,515,328

LIABILITIES:

Current liabilities	$5,986

Net purchase price	$2,509,342

On November 4, 2013, the Company acquired 100% of the issued and outstanding Common Stock (the “CSI Acquisition”) of Control Solutions International, Inc. (“CSI”), a Florida corporation and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid by the Company for the CSI Acquisition was $3,530,454, payable as follows: (i) at closing the Company paid cash to the NCSI shareholders and their designee the amount of $1,311,454; and (ii) the Company paid $119,000 by issuing to the NCSI shareholders 136,000 restricted shares of the Company’s Common Stock valued at a price of $0.875 per share. In addition, the Company agreed to pay the NCSI shareholders performance-based compensation in cash an amount equal to 20% of CSI’s and CCSI’s consolidated gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing (the “CSI Earn Out Period”) not to exceed a total of $2,100,000. As of May 31, 2014, the Company’s calculated estimate of the performance-based compensation did not change. During the year ended May 31, 2014, the Company paid $262,716 towards the earn-out liability. At May 31, 2014 the balance of the earn-out liability was $1,837,284. The Company estimated the performance-based compensation was $2,100,000. As a result of the Acquisition, CSI became a wholly-owned subsidiary of the Company.

In connection with the acquisition of CSI, the Company identified and recognized an intangible asset of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the years ended May 31, 2014 and 2013 the Company recognized amortization expense of $107,654 and $0, respectively. The Company will recognize amortization expense of $182,198 in the fiscal year ended 2015, $182,198 in the fiscal year ended 2016, $182,198 in the fiscal year ended 2017, $85,027 in the fiscal year ended 2018, $15,619 each year in the fiscal years 2019 through 2028 and $6,508 in the fiscal year ended 2029. An impairment was necessary as of May 31, 2014. The Company impaired trade name, customer relationships and employment agreements/non-competes valued at $10,025. At May 31, 2014, the intangible asset balance, net of accumulated amortization and after impairment of $10,025, is $794,321.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$1,475,716
Intangible assets	912,000
Goodwill	1,287,609
Total	$3,675,325

LIABILITIES:
Current liabilities	$144,871

Net purchase price	$3,530,454

On January 3, 2014, the Company purchased 100% of the issued and outstanding Common Stock (the “Initio Acquisition”) of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”).  The transaction contemplated by a Share Purchase Agreement, dated October 30, 2013, as amended by Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013 (the “SPA”), by and among the Company and the shareholders of Initio. The aggregate consideration paid by the Company for the Initio Acquisition was $13.29 million, payable as follows: (i) at closing the Company paid the Initio shareholders cash in the amount of $6,440,000; and (ii) the Company paid $2,884,614 by issuing to the Initio shareholders 3,296,702 restricted shares of the Company’s Common Stock valued at a price of $0.875 per share; and (iii) the Company issued three (3) year promissory notes (subject to adjustment if certain post-closing results are not achieved) to the Initio shareholders totaling $3,964,949, each promissory note bearing an interest rate of six percent (6%) per annum, amortized on a five (5) year straight line basis. Upon closing of the Initio Acquisition, certain of the Initio Shareholders were appointed to the Company’s Board of Directors and entered into employment agreements with the Company or one of its subsidiaries. As a result of the Acquisition, Initio and its Subsidiaries became wholly-owned subsidiaries of the Company. Initio was renamed Staffing 360 Solutions (UK) Limited (“Staffing UK”).

In connection with the acquisition of Staffing 360 Solutions (UK), the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the years ended May 31, 2014 and 2013 the Company recognized amortization expense of $712,215 and $0, respectively. The Company will recognize amortization expense of $1,709,317 in the fiscal year ended 2015, $1,709,317 in the fiscal year ended 2016, $1,709,317 in the fiscal year ended 2017, $1,118,796 in the fiscal year ended 2018, $287,733 each year in the fiscal years 2019 through 2028 and $167,844 in the fiscal year ended 2029. The Intangible Asset balance, net of accumulated amortization, at May 31, 2014 is $9,337,784.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Total assets	$15,550,449
Intangible assets	10,050,000
Goodwill	2,994,057
Total	$28,544,506

LIABILITIES:
Total liabilities	$15,254,943

Net purchase price	$13,289,563

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing UK, completed the purchase of substantially all of the business and certain assets, including but limited to contracts, business information, records, book debt and goodwill (the “Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). The Poolia Acquisition was completed pursuant to that certain Asset Purchase Agreement (the “Poolia Purchase Agreement”) by and among Staffing UK, and Poolia UK Ltd. Poolia UK operates its professional staffing services from its London office and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom. The aggregate consideration paid by the Company was £500,000 (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Poolia Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid in full in cash at Closing. The balance of the NAV Consideration was to be paid by the Company to Poolia UK Ltd. by April 30, 2014 for total consideration of $1,626,266. As of May 31, 2014, the Company has paid $1,403,440, with the balance of $222,826 due on or before September 30, 2014.

In connection with the acquisition of Poolia UK, the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the years ended May 31, 2014 and 2013 the Company recognized amortization expense of $29,083 and $0, respectively. The Company will recognize amortization expense of $116,330 in the fiscal year ended 2015, $116,330 in the fiscal year ended 2016, $116,330 in the fiscal year ended 2017 and $87,248 in the fiscal year ended 2018. The Intangible Asset balance, net of accumulated amortization, at May 31, 2014 is $436,238.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$1,207,897
Intangible assets	465,321
Goodwill	584,701
Total	$2,257,919

LIABILITIES:
Current liabilities	$631,653

Net purchase price	$1,626,266

On May 17, 2014, the Company purchased 100% of the issued and outstanding Common Stock of PeopleSERVE, Inc., a Massachusetts corporation (“PSI”), and 49% of the issued and outstanding Common Stock of PeopleSERVE PRS, Inc., a Massachusetts corporation (“PRS”, together with PSI, collectively the “Acquired Companies or PS”), pursuant to a Stock Purchase Agreement (the “PS Purchase Agreement”) dated May 17, 2014, by and among the Company, the Acquired Companies and Linda Moraski (“PS Seller”), sole owner of all of the issued and outstanding Common Stock of the Acquired Companies.

In connection with the purchase of the Acquired Companies, the Company agreed to pay to PS Seller an aggregate purchase price (the “PS Purchase Price”) of approximately $8.4 million based upon a formula in the PS Purchase Agreement. Immediately prior to the closing, the PS Seller provided the Company with a certificate setting forth the Seller’s good faith estimate of (i) the Purchase Price (the “Estimated Purchase Price”), including the calculation of the Adjusted EBITDA (as defined in the PS Purchase agreement filed in Form 8-K dated May 20, 2014) of each Acquired Company for the twelve (12) fiscal months period ending April 26, 2014, and (ii) the Net Working Capital (as defined in the PS Purchase agreement filed in Form 8-K dated May 20, 2014).

At the PS Closing, the Company paid to the PS Seller the PS Purchase Price as follows: (i) cash in the amount of $2,705,675; (ii) restricted shares of the Company’s Common Stock, based on the closing price of $1.93 on the date of acquisition, May 17, 2014,or 1,127,365 shares of Common Stock for a total fair value of $2,175,814; (iii) an unsecured promissory note (“the Promissory Note”) with an initial principal amount equal to $2,367,466; (iv) pursuant to the terms of the PS Purchase Agreement, the PS Seller is entitled to receive from the Acquired Companies all of the Net Working Capital as of the Closing Date (as defined in the PS Purchase agreement filed in Form 8-K dated May 20, 2014) valued at $1,138,153, and the Company and the Acquired Companies shall have no right to, or obligations with respect to, such Net Working Capital, except as otherwise set forth in the PS Purchase Agreement.

The PS Purchase Price is subject to a Post-Closing Purchase Price Adjustment (as defined in the PS Purchase agreement filed in Form 8-K dated May 20, 2014) within sixty (60) days of the Closing Date, based on audited financial statements for each of the Acquired Companies. Upon receipt of such audited financial statements, the Company will prepare and deliver to Seller a certificate that sets forth the Company’s determination of (i) the PS Purchase Price, including the calculation of the Adjusted EBITDA of each Acquired Company for the audited period and (ii) the calculation of the Net Working Capital. Once the Company and the PS Seller have agreed on the final financial statements as disclosed above, the PS Purchase Price shall be adjusted based on the PS Purchase Price Adjustment Amount, which means an amount equal to the finally determined PS Purchase Price as shown in the final financial statements minus the amount of the Estimated Purchase Price. In the event the PS Purchase Price is adjusted, the difference will either be paid to the Sellers or returned to the Company, as the case may be, in the same percentages of cash, shares of Common Stock and Promissory Note as the PS Purchase Price paid on the Closing with a one-time payment by the appropriate party to catch-up on principal payments previously made under the Promissory Note.

In connection with the 49% acquisition of PRS, the Company recorded a non-controlling interest totaling $572,900. In addition, results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. For the year ended May 31, 2014, the Company recorded net income attributable to non-controlling interest totaling $9,637.

In connection with the acquisition of PS, the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the years ended May 31, 2014 and 2013 the Company recognized amortization expense of $25,603 and $0, respectively. The Company will recognize amortization expense of $614,475 in the fiscal year ended 2015, $614,475 in the fiscal year ended 2016, $614,475 in the fiscal year ended 2017, $403,688 in the fiscal year ended 2018, $40,000 each year in the fiscal years 2019 through 2028 and $38,333 in the fiscal year ended 2029. The Intangible Asset balance, net of accumulated amortization, at May 31, 2014 is $2,973,497.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$2,878,448
Intangible assets	2,999,100
Goodwill	4,789,880
Total	$10,667,428

LIABILITIES:
Current liabilities	$1,707,420

Non-controlling interest	572,900

Net purchase price	$8,387,108

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of TRG, CSI, Initio, Poolia UK and PS had occurred as of June 1, 2013 and 2012:

	Years Ended May 31,
	2014	2013

Net Revenues	$124,474,136	$112,424,965

Net loss from continuing operations	(14,245,303)	(9,371,322)

Net loss per share from continuing operations	(0.62)	(0.73)

Weighted average number of shares – Basic and diluted	23,083,031	12,858,804

NOTE 14 - INCOME TAXES

The Company accounts for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization is dependent upon future taxable income during the periods in which those temporary differences become deductible or are utilized. All of the Company’s tax returns have been filed through the fiscal year ended May 31, 2013. These returns remain subject to examination by major tax jurisdictions as of May 31, 2014.

The Company has not recorded a deferred tax liability with respect to its investment in certain foreign corporate subsidiaries as an exception to ASC 740, since the underlying earnings of the foreign subsidiaries are indefinitely reinvested in accordance with ASC 740-10-25-3(a)(1).

During the current fiscal year, the Company acquired both CSI and Monroe which businesses had acquired net operating losses aggregating approximately $3,800,000. Pursuant to IRC section 382, the amount of taxable income that can be offset by these pre-acquisition net operating losses of both the Company and these subsidiaries is limited due to the change in ownership that occurred. The deferred tax asset derived from these tax loss carry-forwards have been included in the consolidated deferred tax asset from net operating losses shown below.

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory Federal rate and the actual tax provision:

	Years Ended May 31,
	2014	2013
Income tax (benefit) provision at Federal statutory rate	$(4,762,000)	$(1,158,000)
State income taxes, net of Federal Benefit	-	(242,000)
Permanent differences	2,267,000	367,000
Benefit of loss not realized	2,495,000	1,033,000
Tax provision	$-	$-

As of May 31, 2014 the Company has a net operating loss (“NOL”) carry forward for income tax purposes of approximately $12,510,000 expiring through the year 2033. The NOLs may be available to reduce future years’ taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The realization of the deferred tax assets is dependent on future taxable income. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, The Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for those deferred tax assets. Management will review this valuation allowance periodically and make adjustments as necessary. The significant components of the deferred tax asset as of May 31, 2014 and 2013 are as follows:

	As of May 31,
	2014	2013
Deferred tax assets from NOL carry forwards	$5,030,000	$1,134,000

Short-term assets:
Accruals and reserves	535,000	-
Amortization of debt discount and beneficial conversion feature	498,000	-
Amortization of deferred financing	405,000	-
Total short-term assets	1,438,000	-

Long-term assets:
Goodwill and intangibles	3,397,000	-

Current liabilities:
Depreciation	(23,000)	-

Valuation allowance	(9,842,000)	(1,134,000)
Deferred tax asset, net of allowance	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

On July 25, 2014, the Company joined with its subsidiaries, Monroe Staffing Services, LLC, PeopleSERVE PSI, Inc. and PeopleSERVE PRS, Inc., in a Credit and Security Agreement with Wells Fargo Bank, NA, in the amount of $15,000,000. The facility is subject to accounts receivable limitations and bears interest at Libor plus 5.0% on the greater of $5,000,000 or the actual loan balance outstanding and expires on October 21, 2015. The facility has an annual facility fee, is subject to certain covenants and is secured by all of the assets of the companies.

On July 29, 2014, the Board of Directors of the Company adopted the Amended and Restated Bylaws of the Company. The Amended and Restated Bylaws were adopted to incorporate the following changes: (i) to reflect the current name and offices of the Company in the Bylaws, (ii) to clarify and revise the notice, procedure and voting requirements for shareholder and director meetings, (iii) to clarify and revise the procedural requirements regarding director vacancies, appointing, removing and resignation of directors, (iv) to clarify certain officer positions and respective roles of certain officers, (v) to clarify and revise the procedural requirements regarding officer vacancies, appointing, removing and resignation of officers, (vi) to clarify certain indemnification provisions, (vii) to clarify certain powers of the Board of Directors, and (viii) to provide procedural requirements for issuing dividends.

Short-term Promissory Notes

In June, 2014, the Company issued a promissory note in the amount of $100,000 to Robert Mayer, a director and shareholder of the Company. The promissory note was non-interest bearing and due upon demand. The Company issued 5,000 shares to Mr. Mayer as additional consideration. This note was paid in full in June 2014.

On June 22, 2014, the Company conducted an additional note offering whereby the Company raised approximately $100,000 from one accredited investor through the issuance of a short-term 12% convertible promissory note (the “June Note”). The June Note is payable upon the earlier of (i) completion of the Series A Bond Offering, (ii) completion of the Company’s senior debt facility, or (iii) eight (8) weeks from the original issuance date of the June Note. The holder of the June Note received 20,000 shares of restricted Common Stock. The holder of the June Note may convert, at his sole election, the principal amount and any accrued but unpaid interest due under the June Note into restricted shares of Common Stock at a price of $1.50 per share. In August 2014 this note was paid in full.

On July 14, 2014, the Company amended and restated a $250,000, 12% promissory note dated April 22, 2014. The promissory note, which had a maturity date of July 14, 2014, is now due upon demand. In addition, the note holder will receive 5,000 Common Stock shares monthly for every $100,000 invested.

On July 14, 2014, the Company amended and restated a $200,000, 12% promissory note dated May 27, 2014. The promissory note, which had a maturity date of July 14, 2014, is now due upon demand. In addition, the note holder will receive 2,500 Common Stock shares monthly for every $100,000 invested.

On July 31, 2014, the Company amended and restated a $200,000, 12% promissory note dated April 21, 2014. The promissory note, which had a maturity date of July 31, 2014, is now due upon demand. In addition, the note holder will receive 5,000 Common Stock shares monthly for every $100,000 invested.

On July 31, 2014, the Company amended and restated a $100,000, 12% promissory note dated April 22, 2014. The promissory note, which had a maturity date of July 31, 2014, is now due upon demand. In addition, the note holder will receive 5,000 Common Stock shares monthly for every $100,000 invested.

On July 31, 2014, the Company amended and restated a $200,000, 12% promissory note dated May 2, 2014. The promissory note, which had a maturity date of July 31, 2014, is now due upon demand. In addition, the note holder will receive 5,000 Common Stock shares monthly for every $100,000 invested.

In July 2014, the Company issued three non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first note was issued on July 16, 2014 to Trilogy Capital Partners, which is owned by the Company’s President, Alfonso J. Cervantes, in the amount of $30,000. This note was repaid in full on July 25, 2014. The second note was issued on July 17, 2014 to Jeff Mitchell, the Company’s CFO, in the amount of $150,000. The Company issued 10,000 Common Stock shares to Mr. Mitchell as additional consideration. This note was repaid in full on July 25, 2014. The third note was issued on July 8, 2014 to Robert Mayer, a director and shareholder of the Company, in the amount of $100,000. The Company issued 7,000 shares to Mr. Mayer as additional consideration. This note was paid in full on July 29, 2014.

In July, the Company issued 407,915 shares for the conversion of promissory notes totaling $600,000.

In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to Robert Mayer, a director and shareholder of the Company. The promissory note is due upon demand. The Company issued 5,000 shares to Mr. Mayer as additional consideration. This note remains outstanding.

In July and August 2014, the Company issued promissory notes to Sterling National bank for consideration totaling $625,000. The notes bear interest at 18% per annum and are due upon demand. As of the date of this filing, the Company has repaid $488,992 in principal and $5,271 in interest. The balance outstanding is $136,008.

In August 2014, the Company issued a non-interest bearing promissory note in the amount of $150,000 to Barry Cervantes, a brother of the Company’s President, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 7,500 shares to Barry Cervantes as additional consideration. This note remains outstanding.

Series A 12% Convertible Bonds Offering

On July 29, 2014, the Company completed a private offering (the “Offering”) of 12% Convertible Bonds (the “Bonds”) from a total of 70 accredited investors for an aggregate of $4,058,500 in cash and 405,850 shares of Common Stock. These Bonds mature on October 15, 2014 (the “Maturity Date”), unless voluntarily converted. On or prior to the Maturity Date, the Purchaser must notify the Company whether the payment for the Bond will be made in cash or as payment-in-kind in comparably valued Common Stock of the Company. The Purchasers may elect to convert the Bonds, including all accrued but unpaid coupon payments at any time prior to the Maturity Date into restricted shares of Common Stock at a conversion price of $1.50 per share. In addition to the Bonds, each Purchaser of the Bonds received equity consideration at a rate of 5,000 shares (the “Equity Consideration”) of Common Stock for each $50,000 investment. In connection with the Offering, the Company retained Accelerated Capital Group, Inc. as the placement agent for the Offering. The Company agreed to pay Accelerated Capital Group: (i) a fee in cash up to an amount equal to ten percent (10%) of the aggregate gross proceeds raised by such broker in the Private Placement Offering, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds raised by such broker in the Offering, and (iii) shares of Common Stock equal to an amount up to ten percent (10%) of the aggregate number of shares of Common Stock issued in connection with funds raised by the broker in the Offering. As of the final closing, the Company paid the placement agent an aggregate consideration of $487,020 and issued an aggregate of 12,100 shares of Common Stock.

Series B 12% Convertible Bonds Offering

On June 24, 2014, the Company’s Board approved an offering of up to $8 million of Series B, 12% Convertible Bonds.

2014 Equity Compensation Plan

In July 2014, the Company increased the number of options to be issued under the 2014 Equity Compensation Plan from 1,500,000 to 2,500,000.

Advisory Agreement

In August 2014, the Company entered into an agreement with Brandhouse Ventures, Inc. The term of the agreement is six (6) months. Brandhouse Ventures will receive $10,000 and 5,000 common shares per month and will provide advisory services related to investor outreach and awareness activity for the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (the “Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States generally accepted accounting principles (GAAP).

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Company to confirm what framework was used in connection with its evaluation of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that

a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
b)	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and
c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on our evaluation under the framework described above, our management concluded that our internal controls over financial reporting are not effective in accordance with Item 308(a)(3) of Regulation S-K and we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	inadequate segregation of duties consistent with control objectives;
2)	ineffective controls over period end financial disclosure and reporting processes; and
3)	lack of accounting personnel with adequate experience and training.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As of the date of this Annual Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report on internal control in this Annual Report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, address, age and position of our officers and directors are set forth below.

Name and Address	Age	Positions
Brendan Flood	50	Executive Chairman and Director
Matthew Briand	41	Chief Executive Officer and Director
Alfonso J. Cervantes	64	Vice Chairman, President, Secretary and Director
Jeff R. Mitchell	48	Chief Financial Officer and Executive Vice President
Dimitri Villard	71	Director
Robert O. Mayer	49	Director
Jeff Grout	61	Director
Nicholas Florio	51	Director

Brendan Flood, Executive Chairman and Director. Mr. Flood has been the Executive Chairman and a director of the Company since January 7, 2014. Mr. Flood joined the company upon the sale of his business, Initio International Holdings Limited, to the company on January 3, 2014. He acquired Initio as part of a management buy-out, which he led, in January 2010. Prior to Initio Mr. Flood worked in several staffing companies including Hudson Global Resources Inc. which he brought to the Nasdaq National Market in 2006 as a spin-off from Monsterworldwide Inc. His experience while at Monsterworldwide included many M&A transactions, operational management in both London and New York, and various senior financial roles. Mr. Flood graduated from Dublin City University in Ireland with a Bachelor of Arts Degree in Accounting and Finance. Mr. Flood's strong financial background and years of experience at major staffing firms like Mosterworldwide and Hudson Global Resources qualifies him to be the Executive Chairman and a director given the Company’s core business in the staffing industry.

Matthew Briand, Chief Executive Officer and Director. Mr. Briand has been the Chief Executive Officer and a director of the Company since January 7, 2014. Mr. Briand joined the company as part of the sale of Initio International Holdings Limited to the company. Within Initio Mr. Briand was the CEO of Monroe Staffing Services LLC which was the material part of the Initio business. He has been in the staffing industry for 15 years and was appointed as the CEO of Monroe in January 2009. Between 2009 and 2013 he led an organic build of Monroe of approximately 200%. Mr. Briand is a graduate of Plymouth State University in Maine. Mr. Briand's 17 years of extensive staffing industry experience and leadership as CEO of Monroe Staffing Services, the Company’s largest subsidiary, qualifies him to be the Chief Executive Officer and a director given the Company’s staffing industry focus.

Alfonso J. Cervantes, Vice Chairman, President and Director. Mr. Cervantes has been President and director since February 2012. Mr. Cervantes became the Company’s Vice Chairman on January 1, 2014. Since 2002, Mr. Cervantes has been a principal and Chief Executive Officer of Trilogy Capital Partners, Inc., a New York-based financial services group engaged in merchant banking, strategic advisory services and financial communications. His experience includes mergers and acquisitions, Alternative Public Offerings, corporate communications and reorganization of middle-market companies. In 2011, Mr. Cervantes formed TRIG Capital Group, LLC, of which he is the Managing Member. TRIG Capital Group is a private equity firm with offices in New York focused on middle market companies. Mr. Cervantes was the founder and a Member of Regeneration Capital Group, LLC from 2008 to 2011. Regeneration Capital, based in New York, is engaged in merchant banking activities, principally for U.S. listed Chinese companies. Mr. Cervantes sold his interest in Regeneration in 2011. In 2011, Mr. Cervantes formed and is the Managing Member of China 360 Solutions, LLC, which was engaged in the provision of forensic due diligence and financial advisory services for publicly held Chinese companies and is no longer active. Throughout the 1990s, Mr. Cervantes was engaged in the reorganization and recapitalization of distressed middle market companies serving as interim CEO for a number of public and private entities facilitating Chapter 11’s, Chapter 7’s and out-of-court reorganizations. Mr. Cervantes graduated from Webster University in St. Louis with a Bachelor of Arts degree. Mr. Cervantes' extensive experience in the public markets through more than 30 years of M&A, advisory, financial and consulting for public companies, qualifies him to be the Vice Chairman, and a director.

Jeff R. Mitchell, Chief Financial Officer. Mr. Mitchell has been serving as the Chief Financial Officer and Executive Vice President since March 2014. Mr. Mitchell has over 25 years of finance and accounting experience at both private and public companies, with a high degree of knowledge and M&A expertise in the staffing industry. Prior to joining our Company, Mr. Mitchell was CFO of two publicly traded companies, AWG International Water Corporation (OTC: AWGI) from 2012 to 2014, and Command Center, Inc. (OTC: CCNI) from 2010 to 2012. Mr. Mitchell also served as the CFO of Select Staffing from 2005 to 2010, during which time Select Staffing consummated over 40 acquisitions in the staffing industry as part of its M&A strategy, which contributed $1.3 billion in revenue. He also coordinated the business plan and credit agreements at Select Staffing to re-capitalize numerous times through traditional debt with various marquee investment banks including Goldman Sachs, BNP Paribas and Bank of the West. Mr. Mitchell had prior experience at Rio Tinto PLC & Kennecott Exploration Company, where he served as a Director of Financial Services (North America) and Controller (North & South America) from 1998 to 2003. In his earlier career, he gained substantive audit experience while servicing the clients of Price Waterhouse (now PricewaterhouseCoopers) in Salt Lake City. Mr. Mitchell holds a BS degree in Accounting from the University of Utah.

Robert O. Mayer, Director. Mr. Mayer has been a director of the Company since June 1, 2013. Mr. Mayer has spent the last five years as the Founder and Investment and Trading Manager of a privately held Equity/Options Fund. He manages and holds responsibility for all trading and administration of this fund. His investment career began as a full Trading Member of the Chicago Mercantile Exchange and a CFTC fully licensed trader in the 1980’s and he has had continued significant personal involvement in the Equity, Options and Futures markets for over 3 decades. Mr. Mayer, a direct 4th generation descendant of Oscar F. Mayer, is a member of and a periodic Board Member of the Oscar G. and Elsa S. Mayer Family Foundation and supports numerous charitable organizations in the San Diego, California area. Mr. Mayer was an Economics major at Duke University. Mr. Mayer serves on the Company’s Audit Committee and Compensation Committee. Mr. Mayer’s extensive trading and capital market experience make him a valuable voice on the board given the Company’s high growth trajectory and aggressive acquisition model.

Dimitri Villard, Director. Dimitri Villard has been a director of the Company since July 2012. Mr. Villard was Chairman and Chief Executive Officer of Peer Media Technologies, Inc., a public company Internet technology business, from February 2009 to December 2012. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as Interim Chief Executive officer since March 6, 2008 and as a director since January 2005. Mr. Villard has also served as President and a director of Pivotal BioSciences, Inc., a biotechnology company, since September 1998. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008 Mr. Villard served as Chairman of the Board of Dax Solutions, Inc., an entertainment industry digital asset management venture, and from July 2012 until September 2013 was a member of the Board of Directors of The Grilled Cheese Truck Company, a public company. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a B.A. from Harvard University and a Master of Science degree from China International Medical University. He is the Chairman of the Company’s Nominations and Corporate Governance Committee and also serves on the Compensation Committee and the Audit Committee. Mr. Villard's experience as an officer and/or director of several public companies, as well as an investment banker, qualifies him to be a director of the Company.

Jeff Grout, Director. Jeff Grout has been a director of the Company since February 2014. He is a successful business speaker, consultant and coach. His clients include Amazon, Deloitte, LinkedIn, British Airways, Barclays, Ernst & Young, Virgin, etc. Listed in the '100 Best Business Speakers in Britain', Jeff Grout is in considerable demand as a motivational business speaker, conference chairman and interviewer. Formerly U.K. Managing Director of Robert Half International, a leading international recruitment consultancy, and Business Manager to Sir Clive Woodward, Head Coach of the England Rugby Team. Mr. Grout is now an independent business consultant specializing in leadership, people management, team building, peak performance, recruitment and retention issues. He has spoken at Henley Business School, Ashridge Management College, Cardiff Business School and the Danish Centre for Leadership. He holds a number of corporate advisory and executive coaching appointments and is also a successful business author. Jeff has written books on leadership, recruitment, career success, the psychology of peak performance and his father's first murder case. His eighth book entitled 'What You Need to Know about Leadership' was published in May 2011. Mr. Grout holds a Bachelor of Science (Economics) Degree from the London School of Economics and Political Science. Mr. Grout brings valuable Operational experience within the Staffing industry having grown the UK business of Robert Half International from $1 million to $100 million in sales and from 12 to 365 employees. He also identified and integrated a number of acquisitions of staffing businesses in the UK and continental Europe. He is the Chairman of the Company’s Compensation Committee and also serves on the Nominating and Corporate Governance Committee. Mr. Grout's extensive staffing industry experience, including his role as former Managing Director of Robert Half International, qualifies him to be a director of the Company.

Nicholas Florio, Director. Nicholas Florio has been a director of the Company since May 2014. Mr. Florio provides business consulting and financial advice to a variety of closely held private businesses. He is an audit and accounting partner for Citrin Cooperman & Company, LLP and is located in the firm’s New York City office. Mr. Florio has been with Citrin Cooperman & Company, LLP for over 23 years. With over twenty five years of experience in the staffing and employment arena, Mr. Florio serves as the Practice Leader of the firm's Employment and Staffing area. Mr. Florio's experience in this area includes providing advice on corporate structuring; design of stock incentive and deferred compensation plans; merger and acquisition due diligence and consulting; among general business and tax advice. He is also a current Board member of both NYSA and NJSA and has been the President of the Industry Partner Group of NYSA for over 15 years. Mr. Florio is also a long-standing member of the Citrin Cooperman’s Executive Committee. A graduate of Pace University, Mr. Florio is a member of the New York State Society of Certified Public Accountants (NYSSCPA) as well as the AICPA. He is the Chairman of the Company’s Audit Committee and also serves on the Nominating and Corporate Governance Committee. Mr. Florio's acute knowledge of financial and accounting matters, with a particular emphasis in the staffing industry through his role as audit and accounting partner for Citrin Cooperman, qualifies him to be a director of the Company.

Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that the following directors are “independent directors” as defined by The NASDAQ Stock Market, Inc. (“NASDAQ”) and SEC rules: Dimitri Villard, Robert Mayer, Jeff Grout and Nicholas Florio.

Meetings of the Board of Directors

For the fiscal year ended May 31, 2014, the board of directors met five times, twice in person. Each director attended at least 100% of the total number of meetings of the board of directors. Directors are encouraged, but are not required, to attend our annual meeting of stockholders.

Committees of the Board of Directors

Our board of directors currently has three standing committees: Audit Committee, Nominating and Corporate Governance Committee, and a Compensation Committee, each of which is described below. All standing committees operate under a charter that has been approved by the Board. Copies of the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee can be found on our Internet site www.staffing360solutions.com.

Audit Committee. On April 30, 2014, the registrant designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of Messrs. Nicholas Florio (Chairman), Robert O. Mayer and Dimitri Villard. All members of our audit committee are independent as defined in the rules and regulations of the SEC and NASDAQ with Mr. Nicholas Florio serving as the appointed and qualified financial expert (see credentials listed above). The Audit Committee met one time during the fiscal year ended May 31, 2014. The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

Our Audit Committee’s primary responsibilities and obligations are to:

•	Pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor and establish policies and procedures for the engagement of the independent auditor to provide auditing and permitted non-audit services.

•	Review the annual audited financial statements with management and the independent auditor, including the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Appoint, compensate, retain and oversee the work of the independent auditor.

•	Review and discuss with management and the independent auditor the Company’s quarterly financial statements prior to filing the Form 10-Q, including the results of the independent auditor’s review of them and the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Review and discuss with management the Company’s quarterly earnings announcements and other public announcements regarding the Company’s results of operations.

•	Prepare any report required to be prepared by it for inclusion in the Company’s proxy statement under SEC rules and regulations.

•	Review and approve all related party transactions.

•	Review major changes to the Company’s accounting and auditing principles and practices as suggested by management or the independent auditor.

•	Obtain and review, at least annually, a report by the independent auditor describing the independent auditor’s internal quality-control procedures.

Compensation Committee. On April 30, 2014, the Company designated a Compensation Committee. Our Compensation Committee is composed of Messrs. Jeff Grout (Chairman), Dimitri Villard and Robert O. Mayer. Pursuant to its charter, the Compensation Committee shall be comprised of at least two “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the Compensation Committee pursuant to the federal securities laws and the rules and regulations of the SEC and NASDAQ. With regards to the Compensation Committee, the term “independent” refers to a member of the Compensation Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and NASDAQ, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee met one time during fiscal year ended May 31, 2014.

Our Compensation Committee’s primary responsibilities and obligations are to:

•	Determine, in executive session, the compensation for the Company’s Executive Chairman and Chief Executive Officer (“CEO”).

•	Review and determine the compensation of the executive officers of the Company other than the Executive Chairman and CEO based upon the recommendation of the Executive Chairman and CEO and such other customary factors that the Committee deems necessary or appropriate.

•	Recommend awards and/or bonuses to be granted to executive officers of the Company under the Company’s equity plans and other compensation or benefit plans or policies as approved by the Board or the committee.

•	Approve the overall amount or percentage of plan and/or bonus awards to be granted to all Company employees and delegate to the Company’s executive management the right and power to specifically grant such awards to each Company employee within the aggregate limits and parameters set by the committee.

•	Review and evaluate the performance of the Executive Chairman and CEO and the other executive officers of the Company.

•	Review and approve the design of other benefit plans pertaining to executives and employees of the Company.

•	Approve such reports on compensation as are necessary for filing with the SEC and other government bodies.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee was formed on April 30, 2014. The committee is composed of Messrs. Dimitri Villard (Chairman), Nicholas Florio and Jeff Grout. The committee shall be comprised of at least two “independent” members of the board of directors as defined by the rules and regulations of the SEC and NASDAQ. All current members of the Nominating and Corporate Governance Committee are independent within this definition. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee did not meet during fiscal year ended May 31, 2014. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Nicholas Florio, Staffing 360 Solutions, Inc., 641 Lexington Avenue, Suite 1526, New York, New York 10022.

Our Nominating and Governance Committee’s primary responsibilities and obligations are to:

•	Recommend to the Board candidates for election or reelection to the Board at each annual meeting of stockholders of the Company or any other meeting of Company stockholders where the election of a class of directors is to be considered.

•	Consider stockholders’ nominees in accordance with applicable rules and regulations and develop procedures regarding the nomination process as required by the federal securities laws and the rules and regulations of the SEC and NASDAQ.

•	Make recommendations to the Board concerning the selection criteria to be used by the Committee in seeking nominees for election to the Board.

•	Aid in attracting qualified candidates to serve on the Board and interview and otherwise assist in the screening of such candidates

•	Evaluate and make recommendations to the Board concerning the structure, composition and functioning of the Board and all Board committees.

•	Develop and recommend to the Board from time to time corporate governance guidelines applicable to the Company. The Committee shall, from time to time as it deems appropriate, review and reassess the adequacy of such guidelines and recommend and propose changes to the Board for approval.

•	Review any issues relating to conflicts of interests and (in conjunction with the Audit Committee of the Board as necessary or appropriate) all related party transactions in accordance with SEC and NASDAQ requirements, and report the same to the Board.

•	Review and recommend changes to Board meeting procedures.

•	Monitor any requests made by the directors to engage outside advisors with respect to corporate governance issues, at the Company’s expense.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, the following directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Allan Hartley, Alfonso J. Cervantes and Robert Mayer failed to file a Form 3 on a timely basis.  Additionally, Dimitri Villard, Robert Mayer, Jeff Grout and Nicholas Florio failed to file a Form 4 upon the issuance of shares relating to their positions as independent directors.  Lastly, Brendan Flood, Matthew Briand, Jeff Mitchell and Alfonso J. Cervantes failed to file a From 4 upon the issuance of stock options.

Code of Ethics

We adopted a code of ethics that applies to our executive officers, directors and employees and, our subsidiaries. We posted our code of ethics on our web site at www.staffing360solutions.com and will disclose any amendments to or any waivers from a provision of the code of ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to our named executive officers at the end of the fiscal years ended May 31, 2013 and May 31, 2014. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended May 31, 2014. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brendan Flood	2013	0	0	0	0	0	0	0	0

Executive Chairman (1)	2014	133,936	66,968	0	13,639	0	0	0	214,543

Matthew Briand	2013	0	0	0	0	0	0	0	0

Chief Executive Officer (2)	2014	141,923	36,500	0	13,639	0	0	7,551	199,613

Jeff Mitchell	2013	0	0	0	0	0	0	0	0

Chief Financial Officer (3)	2014	52,083	36,458	78,000	16,987	0	0	0	183,528

Allan Hartley	2013	97,500	0	140,587	0	0	0	0	238,087

Chief Executive Officer (4)	2014	151,250	25,000	0	40,188	0	0	25,000	241,438

Alfonso J. Cervantes	2013	134,500	0	0	0	0	0	0	134,500

President and Director (5)	2014	284,667	100,000	0	100,470	0	0	4,888	490,025

Peter Goldstein	2013	110,750	0	0	0	0	0	0	110,750

Treasurer, Principal Financial Officer and Chairman of the Board (6)	2014	165,000	0	0	0	0	0	0	165,000

1)	Pursuant to the terms of the Flood Employment Agreement (described below) and beginning on January 3, 2014, the Company entered into an employment agreement with Brendan Flood. Mr. Flood will be paid a salary of £192,000 (approximately $315,000) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both Staffing Solutions and Staffing UK. Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index in UK for All Urban Consumers. Pursuant to the Flood Employment agreement, Mr. Flood was paid $133,936. The Company also recorded a bonus totaling $66,698, which has not been paid to date. In addition to Mr. Flood’s salary and pursuant to the Company’s 2014 Equity Plan, the Company granted Mr. Flood 330,000 options. 20% of the options granted vest on an annual basis. The options are exercisable for a term of 5 years. For the year ended May 31, 2014, 66,000 options vested for a total value of $13,639.

2)	Pursuant to the terms of the Briand Employment Agreement (described below) and beginning on January 3, 2014, the Company entered into an employment agreement with Matt Briand. Mr. Briand will be paid a salary of $300,000 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both Staffing Solutions and Monroe, a division of Staffing UK. Pursuant to the Briand Employment agreement, Mr. Briand was paid $141,923. The Company also paid Mr. Briand $7,551 as a car allowance. In addition to Mr. Briand’s salary and pursuant to the Company’s 2014 Equity Plan, the Company granted Mr. Briand 330,000 options. 20% of the options granted vest on an annual basis. The options are exercisable for a term of 5 years. For the year ended May 31, 2014, 66,000 options vested for a total value of $13,639.

3)	Pursuant to the terms of the Mitchell Employment Agreement (described below) and beginning on March 17, 2014, the Company began paying Mr. Mitchell a salary of $250,000 annually. The Company also recorded a bonus totaling $36,458, which has not been paid to date. In addition, Mr. Mitchell received 50,000 shares of restricted common stock valued at $1.56 per share for a total value of $78,000. Pursuant to the Company’s 2014 Equity Plan, the Company granted Mr. Mitchell 150,000 options. 20% of the options granted vest on an annual basis. The options are exercisable for a term of 5 years. For the year ended May 31, 2014, 30,000 options vested for a total value of $16,987.

4)	Pursuant to his Employment Agreement (described below), Mr. Hartley was paid $7,500 per month until the Company completed the TRG Acquisition at which time he began receiving an annual salary of $180,000. On April 26, 2013, following the TRG Acquisition, forty percent of the CEO Shares (as defined below) vested and Mr. Hartley was issued 152,400 shares, valued at $140,587. In December 2013, the Company amended the Hartley Employment Agreement which went effective on January 1, 2014. Pursuant to the amended Hartley Employment Agreement, Mr. Hartley was to serve as Co-Chief Executive Officer of the Company. Mr. Hartley was to be paid a salary of $250,000 per annum. Pursuant to the Amended Employment Agreement, and upon the closing of the Initio acquisition, Mr. Hartley received a one-time issuance of non-qualified stock options to purchase up to 250,000 shares of the Company’s common stock, with an exercise price of $2.00 per share, exercisable for a period of five (5) years. In addition Mr. Hartley received a one-time bonus of $25,000. On February 26, 2014, Allan Hartley submitted his resignation to the Company whereby he resigned from his positions as Co-Chief Executive Officer and as a director of the Company, effective immediately. Mr. Hartley received $25,000 as a settlement amount upon his resignation.

5)	Pursuant to the terms of the Cervantes Employment Agreement (described below) and beginning on February 15, 2013, the Company began paying Mr. Cervantes a salary of $120,000 annually. In addition, on February 15, 2013, the Company entered into an agreement with Trilogy. Pursuant to the agreement, the Company will pay Trilogy $5,000 per month for a period of 18 months. Mr. Cervantes is the majority owner of Trilogy. Mr. Cervantes was paid $15,000 pursuant to this agreement. Prior to February 15, 2013 but for the year ended May 31, 2013, Mr. Cervantes received additional compensation from the Company in the amount of $94,500 for services rendered as President. This compensation was not pursuant to any agreement between Mr. Cervantes and the Company. In December 2013, the Company amended the Cervantes Employment Agreement which went effective on January 1, 2014. Pursuant to the Amended Employment Agreement, and upon the closing of the Initio acquisition, Mr. Cervantes received a one-time issuance of non-qualified stock options to purchase up to 500,000 shares of the Company’s common stock, with an exercise price of $2.00 per share, exercisable for a period of five (5) years. In addition Mr. Cervantes received a one-time bonus of $100,000. Mr. Cervantes also received $4,888 for reimbursements related to out of pocket medical expenses.

6)	In fiscal 2013, Mr. Goldstein was paid $88,750 and is owed $25,000 in relation to that certain advisory agreement by and between the Company and Grandview Capital Partners, Inc. Mr. Goldstein is the majority shareholder of Grandview Capital Partners, Inc. Mr. Goldstein did not receive any compensation as Chairman, Secretary, Treasurer and Principal Financial Officer. In fiscal 2014, Mr. Goldstein was paid $115,000 and is owed $50,000 in relation to that certain advisory agreement by and between the Company and Grandview Capital Partners, Inc. Mr. Goldstein resigned from the Board and all officer positions as of January 3, 2014.

Employment Agreements

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

Peter Goldstein, the former Chairman of the board of directors, principal financial officer, treasurer and director of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview Capital Partners, Inc.

On January 3, 2014, the Company and Grandview entered into an amendment to the Grandview Advisory Agreement. Pursuant to the terms of the amendment, Grandview’s compensation was reduced back to $10,000 per month effective immediately. Additionally, as a result of the amendment, the Grandview Advisory Agreement will terminate on September 30, 2014.

On February 15, 2013, the Company approved an employment agreement with Alfonso J. Cervantes, the President, Treasurer, Secretary and Director of the Company (the “Cervantes Employment Agreement”). In addition, the parties agreed that Mr. Cervantes shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts. Pursuant to the terms of the Cervantes Employment Agreement, the Company will pay Mr. Cervantes $120,000 annually. In addition, Mr. Cervantes will receive reimbursement for all reasonable expenses which he incurs during the course of performance under the Cervantes Employment Agreement. Mr. Cervantes can terminate the Employment Agreement after four months with 30 days’ notice. The Company can terminate the Cervantes Employment Agreement upon notice to Mr. Cervantes. On January 3, 2014, the parties entered into an amendment to the Cervantes Employment Agreement (the “Amended Cervantes Employment Agreement”). The Amended Cervantes Employment Agreement, which was executed on December 31, 2013, amends the Cervantes Employment Agreement by (i) extending the term of Mr. Cervantes’ employment through December 31, 2016, (ii) increasing Mr. Cervantes’ salary to $250,000 per annum and (iii) providing for certain performance bonuses relating to certain milestones of the Company. In addition, Mr. Cervantes has been appointed Vice Chairman of the Board.

On February 24, 2013, the Company entered into an employment agreement with Darren Minton (the “Minton Employment Agreement”), to serve as a Senior Vice President of the Company.  In addition, the parties agreed that Mr. Minton shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 shares of the Company’s Common Stock. In addition, Mr. Minton will receive reimbursement for all reasonable expenses which Mr. Minton incurs during the course of performance under the Minton Employment Agreement. Mr. Minton can terminate the Employment Agreement after four (4) months with 30-days’ notice. The Company can terminate the Minton Employment Agreement upon notice to Mr. Minton. On February 24, 2014, the Company entered into a new employment agreement with Mr. Minton to serve as Executive Vice President of the Company. Pursuant to the terms of the Minton Employment Agreement, the Company agreed to pay Mr. Minton $180,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 shares of the Company’s Common Stock. The employment agreement has a term of eighteen months. In addition, the Company can terminate the Employment Agreement after four (4) months with 30-days’ notice.

In connection with the TRG Purchase Agreement, dated March 21, 2013, the Company entered into an employment agreement which is conditional upon closing (the “Aiello Employment Agreement”) with Mark P. Aiello to serve as Senior Vice-President of the Company and as President of TRG and Cyber 360, the Company’s Cyber Security Division for a four year term. The parties agree that for the term of the Aiello Employment Agreement and for twelve months following the termination of Mr. Aiello’s employment with the company, Mr. Aiello shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. On March 21, 2013, the Company entered into a four year employment agreement (the “Aiello Employment Agreement”) with Mark P. Aiello, to serve as a senior vice president of the Company and as president of Cyber 360 Solutions, the Company’s cyber security division.  In addition, the parties agreed that Mr. Aiello shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Aiello Employment Agreement, the Company will pay Mr. Aiello $150,000 annually. Mr. Aiello is also entitled to an annual base commission equal to 3% of the gross profit of Cyber 360 Solutions. In addition, Mr. Aiello will receive reimbursement for all reasonable expenses which Mr. Aiello incurs during the course of performance under the Aiello Employment Agreement. Mr. Aiello or the Company can terminate the Aiello Employment Agreement one hundred eighty days prior to the end of the term of the agreement otherwise the agreement will automatically extend for one additional year.

On November 4, 2013, the Company entered into a four year employment agreement (the “Dealy Employment Agreement”) with Simon Dealy, to serve as Senior Vice President of the Company and as Chief Executive Officer of CSI, the Company’s professional services and consulting division.  Pursuant to the terms of the Dealy Employment Agreement, the parties agreed that Mr. Dealy will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Dealy will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Dealy is also entitled to an annual base commission equal to 2% of the gross profit of professional services and consulting division. In addition, Mr. Dealy will receive an additional monthly commission, not to exceed 1.75%, if the CSI gross profit exceeds $2,200,000. The Dealy Employment Agreement will automatically renew for successive one year terms following the completion of the initial four year term of the agreement unless terminated by the Company or Mr. Dealy ninety days prior to the end of such term.

On November 4, 2013, the Company entered into a four year employment agreement (the “Gesualdi Employment Agreement”) with Margaret Gesualdi to serve as Vice President of the Company and as Mid-Atlantic Region Managing Partner of CSI, the Company’s professional services and consulting division.  Pursuant to the Gesualdi Employment Agreement, the parties agreed that Ms. Gesualdi will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Ms. Gesualdi will receive a salary of $190,000 annually, plus reasonable expenses. Ms. Gesualdi is also entitled to an annual base commission equal to 2% of the “employee attributable gross profit” of the professional services and consulting division. For purposes of the Gesualdi Employment Agreement, “employee attributable gross profit” means the total revenue recognized by CSI or attributable to any “employee managed” assets during the fiscal year less all direct expenses incurred or attributable to the “employee managed assets” during the fiscal year. “Employee managed assets” means any assets acquired by the Company after the effective date of the Gesualdi Employment Agreement that are managed by Ms. Gesualdi. In addition, Ms. Gesualdi will receive an additional monthly commission, not to exceed 1.75%, if the employee attributable gross profit exceeds $750,000. The Gesualdi Employment Agreement will automatically renew for successive one year terms following the completion of the initial four year term of the agreement unless terminated by the Company or Ms. Gesualdi ninety days prior to the end of such term.

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

On January 3, 2014, the Company entered into an employment agreement with Brendan Flood (the “Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the board of directors of the Company (as well as Chief Executive Officer of Staffing 360 Solutions Limited). Mr. Flood will be paid a salary of £192,000 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both the Company and Staffing 360 Solutions Limited. Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index in UK for All Urban Consumers. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based on the Company and the Subsidiaries reaching certain financial milestones. The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. Mr. Flood’s salary and bonus will be paid by Initio.

On January 3, 2014, Mr. Briand entered into an employment agreement with the Company (the “Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Chief Executive Officer of the Company (as well as Chief Executive Officer of Monroe). Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both the Company and Monroe. Mr. Briand will also be entitled to an annual bonus of up to 50% of his annual base salary based on the Company and the Subsidiaries reaching certain financial milestones. The Briand Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. Mr. Briand’s salary and bonus will be paid by Monroe.

On February 24, 2013, the Company entered into an employment agreement with Darren Minton (the “Minton Employment Agreement”), to serve as a Senior Vice President of the Company. In addition, the parties agreed that Mr. Minton shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 shares of the Company’s Common Stock. In addition, Mr. Minton will receive reimbursement for all reasonable expenses which Mr. Minton incurs during the course of performance under the Minton Employment Agreement. Mr. Minton can terminate the Employment Agreement after four (4) months with 30-days’ notice. The Company can terminate the Minton Employment Agreement upon notice to Mr. Minton. On February 24, 2014, the Company entered into a new employment agreement with Mr. Minton to serve as Executive Vice President of the Company. Pursuant to the terms of the Minton Employment Agreement, the Company agreed to pay Mr. Minton $180,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 shares of the Company’s Common Stock. The employment agreement has a term of eighteen months. In addition, the Company can terminate the Employment Agreement after four (4) months with 30-days’ notice.

On February 17, 2014, the Company and Wade Pearson entered into an employment agreement (the “Pearson Employment Agreement”). Pursuant to the Pearson Employment Agreement, Mr. Pearson will serve as the Senior Vice President of Finance of the Company. The Company shall pay Mr. Pearson an annual salary of $180,000. In addition, Mr. Pearson will be entitled to a 50% bonus at calendar year end based on certain performance milestones as mutually agreed. The Company will be required to provide a 90 day notice in the event of termination.

On February 11, 2014, the Company and Nicholas Koutsivitis entered into an employment agreement (the “Koutsivitis Employment Agreement”). Pursuant to the Koutsivitis Employment Agreement, Mr. Koutsivitis shall serve as Controller and Vice President. The Company shall pay Mr. Koutsivitis an annual salary of $120,000. In addition, Mr. Koutsivitis will be entitled to a 25% bonus at calendar year end based on certain performance milestones as mutually agreed. The Company will be required to provide a 90 day notice in the event of termination.

In connection with Jeff Mitchell’s appointment as Chief Financial Officer, the Company and Mr. Mitchell entered into a Letter of Employment, dated March 7, 2014, with a commencement date of March 17, 2014 and effective on March 17, 2014 upon Board approval (the “Letter of Employment”), which detailed the proposed terms of employment with the Company, including Mr. Mitchell’s roles with the Company, compensation, reimbursable expenses, benefits and termination provisions. Under the Letter of Employment, Mr. Mitchell will receive an annual base salary of $250,000. Mr. Mitchell will also receive a grant of 125,000 restricted shares of the Company’s common stock, par value $.00001, issuable as follows: (i) 50,000 shares on March 17, 2014, and (ii) 25,000 shares on each one year anniversary of Mr. Mitchell’s employment. In addition, Mr. Mitchell will be entitled to 150,000 stock options to be issued under the Company’s stock option plan, which such stock options shall vest as follows: (i) 30,000 stock options on March 17, 2014 and (ii) 30,000 stock options on each one year anniversary of Mr. Mitchell’s employment. The stock options have an exercise price of $2.00 per share, and exercisable for a period of five years. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives for the year, and the annual bonus target is 50% of annual base salary. The Board also agreed to reimburse Mr. Mitchell up to $25,000 for relocation expenses and reimbursement for the reasonable costs and expenses incurred by Mr. Mitchell in connection with performing his services for the Company.

On May 17, 2014, the Company entered into an employment agreement with Linda Moraski (the “Moraski PSI Employment Agreement”). Pursuant to the Moraski PSI Employment Agreement, Ms. Moraski will serve as President and Chief Executive Officer of PSI for a term of three (3) years, provided however such term shall automatically renew for one-year terms commencing on the three (3) year anniversary of the effective date of the PSI Employment Agreement unless notice of non-renewal is provided at least 180 days prior to such renewal. Ms. Moraski shall receive a base salary of $112,500 per year, which such base salary is subject to increase based on the Consumer Price Index. Further, Ms. Moraski will be entitled to receive an annual commission equal to the sum of (i) three percent (3%) of the Gross Profit (as defined in the Promissory Note) of PSI for such fiscal year plus (ii) two and one-half percent (2.5%) of the amount that Gross Profit of PSI for such fiscal year exceeds the Closing Gross Profit (as defined in the Promissory Note). In addition, Ms. Moraski shall also be entitled to an annual bonus (as provided in the PSI Employment Agreement), certain benefits, and eligibility to participate in the Company’s stock incentive plan and certain expense reimbursements. Ms. Moraski’s employment may be terminated in the event of death, disability, Cause or Voluntary Termination, Without Cause or For Good Reason (as each term in defined in the PSI Employment Agreement), which the severance compensation payable to Seller is contingent upon the reason for termination.

In addition, on May 17, 2014, the Company entered into an employment agreement with Linda Moraski (the “Moraski PRS Employment Agreement”). The terms of the PRS Employment Agreement are substantially similar to the PSI Employment Agreement, provided, however, under the PRS Employment Agreement, Ms. Moraski is only entitled to a base salary of $37,500, subject to increase based on CPI, paid time off, and reimbursement of certain business expenses. Ms. Moraski is not entitled to any commissions or bonuses pursuant to the PRS Employment Agreement.

Pursuant to the terms of the Noncompetition Agreement, Ms. Moraski agreed that for a period from the Closing through the later of (i) the first anniversary of the Closing Date or (ii) the twelve (12) month anniversary of the termination of Ms. Moraski’s service with PSI in all capacities, Ms. Moraski will not compete with PSI in the Commonwealth of Massachusetts or any other market in which the PSI provides substantial Competing Services (as defined in the Noncompetition Agreement). The Noncompetition Agreement also provides for non-solicitation of employees, customers and suppliers and non-disparagement provisions. The terms of the Noncompetition Agreement were also incorporated into the PRS employment Agreement so as to apply to PRS. The non-competition cease in the event that Ms. Moraski’s employment from PSI is terminated without Cause or for Good Reason (as each such term is defined in the PSI Employment Agreement).

Term of Office

Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

Outstanding Equity Awards at May 31, 2014 Fiscal Year End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brendan Flood	66,000		264,000	2.00	01/27/2019
Matt Briand	66,000		264,000	2.00	01/27/2019
A.J. Cervantes	500,000		-	2.00	01/2/2019
Jeff Mitchell	30,000		120,000	2.00	03/16/2019	75,000	147,750
Allan Hartley	250,000		-	2.00	01/2/2019

Compensation of Directors

Name	Fees earned or paid in cash ($)	Stock awards	Bonus	Option Awards ($)	All Other Compensation	Total ($)

Dimitri Villard	$31,667	$39,685	$0	$0	$24,475	$95,827
Robert Mayer	$30,000	$38,036	$0	$0	$24,475	$92,511
Jeff Grout	$16,668	$28,725	$0	$0	$0	$45,393
Nicholas Florio	$2,084	$3,999	$0	$0	$0	$6,083

Dimitri Villard. On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. The parties agreed that from July 1, 2012 until June 30, 2013, that Mr. Villard would serve as a member of our board of directors as well as perform advisory services for the Company, as well as serving as member of our board of directors. Mr. Villard will devote, on a non-exclusive basis, the necessary time, energy and efforts to our business and to use his best efforts and abilities to faithfully and diligently promote our business interests. The Company will pay Mr. Villard $45,000, consisting of: (i) $22,500 of shares of our common stock to be issued equally on a monthly basis pursuant to the terms of the agreement (based on the value equal to 50% of the per share price of the common stock sold in the private placement financing), and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the agreement. This agreement expired on June 30, 2013 and Mr. Villard continued receiving compensation on a month to month basis. On September 26, 2013, Mr. Villard entered into a new agreement with the Company effective as of July 1, 2013, to serve as a member of our board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Villard will receive 2,500 shares of restricted common stock per month. In addition, effective January 1, 2014, Mr. Villard entered into a separate agreement to serve as an advisor to the Company (the “Villard Advisory Agreement”) for a term of one year at substantially the same rate ($30,000 per year, payable $2,500 per month and 30,000 shares of restricted common stock, issued at 2,500 shares per month). In April 2014 the Villard Advisory Agreement was terminated. For his services as an advisor, Mr. Villard was paid $10,000 and issued 10,000 shares of restricted common stock. In May, 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. For his service as Chairman of the Corporate Governance and Nominating Committee, Mr. Villard will receive an annual payment of $20,000, payable $1,666.67 per month. In addition, Mr. Villard will receive 833 shares of restricted common stock per month (10,000 shares annually). In addition, in May 2014, Mr. Villard was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Villard will receive 833 shares of restricted common stock per month (10,000 shares annually) for each committee.

Robert Mayer. On September 26, 2013, the Company entered into an agreement with Robert Mayer effective as of July 1, 2013, to serve as a member of our board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Mayer will receive 2,500 shares of restricted common stock per month. In addition, effective January 1, 2014, Mr. Mayer entered into a separate agreement to serve as an advisor to the Company (the “Mayer Advisory Agreement”) for a term of one year at substantially the same rate ($30,000 per year, payable $2,500 per month and 30,000 shares of restricted common stock, issued at 2,500 shares per month). In April 2014 the Mayer Advisory Agreement was terminated. For his services as an advisor, Mr. Mayer was paid $10,000 and issued 10,000 shares of restricted common stock. In May, 2014, Mr. Mayer was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Mayer will receive 833 shares of restricted common stock per month (10,000 shares annually) for each committee.

Jeff Grout. In February 2014, the Company entered into an agreement with Jeff Grout to serve as a member of our board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Grout will receive 2,500 shares of restricted common stock per month. In addition, in February, 2014, Mr. Grout was named the Chairman of the Compensation Committee. For his service as Chairman of the Compensation Committee, Mr. Grout will receive an annual payment of $20,000, payable $1,666.67 per month. Mr. Grout will also receive 833 shares of restricted common stock per month (10,000 shares annually), par value $.00001 per share. Mr. Grout was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Grout will receive 833 shares of restricted common stock per month (10,000 shares annually).

Nicholas Florio. In May 2014, the Company entered into an agreement with Nicholas Florio to serve as a member of our board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Florio will receive 2,500 shares of restricted common stock per month. In addition, in May, 2014, Mr. Florio was named the Chairman of the Audit Committee. For his service as Chairman of the Audit Committee, Mr. Florio will receive an annual payment of $20,000, payable $1,666.67 per month. Mr. Florio will also receive 833 shares of restricted common stock per month (10,000 shares annually), par value $.00001 per share. Mr. Florio was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Florio will receive 833 shares of restricted common stock per month (10,000 shares annually).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 10, 2014 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 33,659,804 shares of common stock outstanding on September 10, 2014.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)	Percent of Class
Brendon Flood	1,716,866	5.10%
Alfonso J. Cervantes (3)	1,710,000	5.08%
Matthew Briand	927,199	2.75%
Jeff Mitchell	60,000	0.18%
Dimitri Villard (4)	82,495	0.25%
Robert Mayer (5)	498,698	1.47%
Jeff Grout	33,328	0.10%
Nicholas Florio (6)	18,747	0.06%
Sodak Offerings II LLC (7)	1,740,639	5.17%
Allan Hartley	152,400	0.45%
GTD Financial (8)	2,500,000	7.43%
Peter Goldstein (9)	1,800,000	5.35%
Directors and officers as a group (8 persons)	5,044,833	14.99%

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

(4) All shares are held through the Dimitri Villard Revocable Living Trust dated 6/4/1992.

(5) Mr. Mayer owns 195,316 shares individually and 292,550 shares through various other entities.

(6) Shares are held by Citrin Cooperman & Company LLP. Mr. Florio is a partner at Citrin Cooperman & Company LLP.

(7) Sodak Offerings II, LLC received shares through the conversion of a $750,000 bridge loan. Robert Mayer, a director of the Company, is a part owner of Sodak.

(8) GTD Financial is an Arizona-based limited liability company that invested $2 million in the Company’s March 2014 PIPE and $500,000 in the Company’s Series A Convertible Bonds

(9) Shares are held by Grandview Capital Partners, Inc. Our former Chairman of the Board, Principal Financial Officer and Treasurer, Peter Goldstein, is the founder, chairman, chief executive officer and registered principal of Grandview Capital Partners, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercising outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Equity Plan	2,500,000	$2.00	1,250,000

2014 Equity Plan

On January 28, 2014, our Board adopted the 2014 Equity Plan. This plan has not been approved by our stockholders. Under this plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 2,500,000 shares of common stock has been reserved for issuance under this plan. The plan expires on January 28, 2024. Our board of directors will administer the plan unless and until the board of directors delegates administration to a committee, consisting of one or more members, that has been appointed by the board of directors, except that once our common stock begins trading publicly, the committee will consist solely of two or more outside directors as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. On January 28, 2014, the board delegated the authority to administer the 2014 Equity Plan to the Company’s Executive Chairman and Vice Chairman. They will have the power to determine which persons eligible under the plan will be granted option awards.

Transferability

Option awards are not transferable other than by will or by the laws of descent and distribution unless otherwise provided in the individual option agreement.

Change of Control Event

In the event of a change in control, then, without the consent or action required of any holder of an option award (in such holder’s capacity as such):

(i) Any surviving corporation or acquiring corporation or any parent or affiliate thereof, as determined by the board of directors in its discretion, will assume or continue any option awards outstanding under the plan in all or in part or shall substitute to similar stock awards in all or in part; or

(ii) In the event any surviving corporation or acquiring corporation does not assume or continue any option awards or substitute to similar stock awards, for those outstanding under the plan, then: (a) all unvested option awards will expire (b) vested options will terminate if not exercised at or prior to such change in control; or

(iii) Upon change in control the board of directors may, in its sole discretion, accelerate the vesting, partially or in full, in the sole discretion of the board of directors and on a case-by-case basis of one or more option awards as the board of directors may determine to be appropriate prior to such events.

Notwithstanding the above, in case of change in control, in the event all or substantially all of the shares of common stock of the company are to be exchanged for securities of another company, then each holder of an option award shall be obliged to sell or exchange, as the case may be, any shares such holder hold or purchased under the plan, in accordance with the instructions issued by the board of directors, whose determination shall be final.

Termination of Employment/Relationship

In the event of termination of the option holders employment with the Company or any of its affiliates, or if applicable, the termination of services given to the Company or any of its affiliates by consultants of the Company or any of its affiliates for cause (as defined in the plan), all outstanding option awards granted to such option holder (whether vested or not) will immediately expire and terminate on the date of such termination and the holder of option awards will not have any right in connection to such outstanding option awards, unless otherwise determined by the board of directors. The shares of common stock covered by such option awards will revert to the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of the transactions we have engaged in during the year ended May 31, 2014, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

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

Grandview Capital Partners, Inc.

The Grandview Advisory Agreement requires that the Company pay Grandview $10,000 per month for a period of 18 months, increasing to $15,000 per month following the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. On January 3, 2014, the Company and Grandview entered into an amendment to the Grandview Advisory Agreement. Pursuant to the terms of the amendment, Grandview’s compensation was reduced back to $10,000 per month effective immediately. Additionally, as a result of the amendment, the Grandview Advisory Agreement will terminate on September 30, 2014. Peter Goldstein, the former Chairman of the Board, principal financial officer, treasurer and director of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview Capital Partners, Inc.

Staffing 360 Solutions (UK) Promissory Notes

Pursuant to the closing of the Staffing 360 Solutions (UK) acquisition, the Company executed and delivered to Brendan Flood, the Company’s Executive Chairman and a shareholder of Staffing 360 Solutions (UK), a three year promissory note in the aggregate principal amount of $2,064,880. Mr. Flood has been paid $172,073 in principal and $43,466 in interest through May 31, 2014.

In addition, the Company executed and delivered to Matt Briand, the Company’s Chief Executive Officer and a shareholder of Staffing 360 Solutions (UK), a three (3) year promissory note in the aggregate principal amount of $1,115,144. Mr. Briand has been paid $92,929 in principal and $23,474 in interest through May 31, 2014.

Short-term promissory notes

In June 2014, the Company issued a promissory note for consideration totaling $100,000 to Robert Mayer, a director and shareholder of the Company. The promissory note was non-interest bearing and due on demand. The Company issued 5,000 shares to Mr. Mayer as additional consideration. This note was paid in full in June, 2014.

In July 2014, the Company issued three promissory notes for an aggregate consideration of $280,000 to three related parties. The promissory notes were non-interest bearing and due on demand. The first note was issued to Trilogy Capital Partners for consideration totaling $30,000. The Company’s President, Alfonso J. Cervantes is the majority owner of Trilogy. This note was paid in full in July, 2014. The second note was issued to Jeff Mitchell, the Company’s CFO for consideration totaling $150,000. The Company issued 10,000 shares to Mr. Mitchell as additional consideration. This note was paid in full in July, 2014. The third note was issued to Robert Mayer, a director and shareholder of the Company for consideration totaling $100,000. The Company issued 7,000 shares to Mr. Mayer as additional consideration. This note was paid in full in July 2014.

In August 2014, the Company issued a promissory note for consideration totaling $125,000 to Robert Mayer, a director and shareholder of the Company. The promissory note was non-interest bearing and due on demand. The Company issued 7,500 shares to Mr. Mayer as additional consideration. This note remains outstanding.

Advisory Agreements

In January 2014, Mr. Mayer, a director and shareholder of the Company, entered into an agreement to serve as an advisor to the Company (the “Meyer Advisory Agreement”) for a term of one year at $30,000 per year, payable $2,500 per month and 30,000 shares of restricted Common Stock, issued at 2,500 shares per month. In April 2014 the Meyer Advisory Agreement was terminated.

In January 2014, Mr. Villard, a director of the Company, entered into an agreement to serve as an advisor to the Company (the “Villard Advisory Agreement”) for a term of one year at $30,000 per year, payable $2,500 per month and 30,000 shares of restricted Common Stock, issued at 2,500 shares per month. In April 2014 the Villard Advisory Agreement was terminated.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended May 31, 2014 and 2013 for (i) professional services rendered by the principal accountant, RBSM, LLP, for the audit of its annual financial and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”) (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”):

	Year ended May 31,
	2014	2013
Audit Fees	$186,500	$76,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees (1)	$165,000	$-
Total	$351,500	$76,500

(1)	Other Fees – These fees are for financial statement audits of acquired and targeted companies.

Pre-Approval Policies and Procedure for Audit Services

The audit committee has developed policies and procedures regarding the approval of all services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services.

Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2014 were pre-approved by audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-15 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
3.3	Amendment to the Articles of Incorporation (3)
4.1	Form of Promissory Note (4)
4.2	Form of Warrant (5)
4.3	Form of Subscription Agreement (6)
4.4	Form of Warrant (7)
10.1	Employment Agreement between the Company and Allan Hartley, dated December 15, 2011 (8)
10.2	Assignment of Employment Agreement by and between TRIG Capital Partners, LLC and the Company, dated February 21, 2012 (9)
10.3	Form of Note Purchase Agreement (10)
10.4	Acquisition Agreement by and among IDC Technologies, Inc., Prateek Gattani and the Company, dated February 11, 2013 (11)
10.5	Employment Agreement with Darren Minton dated February 15, 2013 (12)
10.6	Employment Agreement with Alfonso J. Cervantes dated February 15, 2013 (13)
10.7	Letter Agreement by and among the Company and Chord Advisors, LLC dated February 15, 2013 (14)
10.8	Advisory Agreement by and among the Company and Grandview Capital Partners, Inc. dated February 16, 2013 (15)
10.9	Corporate Services Agreement by and between Pylon Management, Inc. and the Company dated February 14, 2013 (16)
10.10	Advisory Agreement by and between the Company and Joshua Capital, LLC dated February 15, 2013 (17)
10.11	Form of Subscription Agreement (18)
10.12	Stock Purchase Agreement by and among the Company, The Revolution Group, Ltd. and the shareholders of The Revolution Group, Ltd. dated March 21, 2013 (19)
10.13	Employment Agreement between the Company and Mark Aiello dated March 21, 2013 (20)
10.14	Stock Purchase Agreement by and among the Company, NewCSI, Inc. and the shareholders of NewCSI, Inc. dated August 14, 2013 (21)
10.15	Share Purchase Agreement, dated October 30, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (22)
10.16	Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (23)
10.17	Form of Promissory Note (24)
10.18	Form of Deed of Warranties (25)
10.19	Disclosure Letter (26)
10.20	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (27)
10.21	Form of Deed of Restrictive Covenant by and between Matthew Briand and the Company (28)
10.22	Amendment No. 1 to Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Alfonso J. Cervantes (29)
10.23	Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Allan Hartley (30)
10.24	Employment Agreement, dated January 3, 2014, by and among Monroe Staffing Services, LLC and Matthew Briand (31)
10.25	Employment Agreement, dated January 3, 2014, by and among Staffing 360 Solutions Limited (f/k/a Initio International Holdings Limited) and Brendan Flood (32)
10.26*	Asset Purchase Agreement, by and among Staffing 360 Solutions (UK) Limited, Poolia UK Ltd. and Poolia UK
10.27	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (33)
10.28	Form of Promissory Note (34)
10.29	Form of Employment Agreement with PS (35)
10.30	Form of Employment Agreement with PRS (36)
10.31	Form of Noncompetition Agreement (37)
10.32*	Amended and Restated Credit and Security Agreement, by and among Monroe Staffing Services, LLC, PeopleSERVE, Inc., and Wells Fargo Bank, National Association, dated July 25, 2014.
10.35*	2014 Equity Compensation Plan
10.33*	Employment Agreement, dated July 29, 2014, by and between the Jeff R. Mitchell and the Company
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith

#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 2, 2010.
(2)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 2, 2010.
(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2012.
(4)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2013.
(5)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013.
(6)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(7)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(8)	Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 13, 2012.
(9)	Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 13, 2012.
(10)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2013.
(11)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2013.
(12)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(13)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(14)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(15)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(16)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(17)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(18)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013.
(19)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2013.
(20)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2013.
(21)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 19, 2013.
(22)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(23)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(24)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(25)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(26)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(27)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(28)	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(29)	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(30)	Previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(31)	Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(32)	Previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(33)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(34)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(35)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(36)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.

(37) Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: September 15, 2014	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: September 15, 2014	By:	/s/ Jeff R. Mitchell
Jeff R. Mitchell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendon Flood	Executive Chairman and Director	September 15, 2014
Brendon Flood

/s/ Matthew Briand	Chief Executive Officer and Director	September 15, 2014
Matthew Briand

/s/ Alfonso J. Cervantes	President, Vice Chairman, Secretary and Director	September 15, 2014
Alfonso J. Cervantes

/s/Jeff R. Mitchell	Chief Financial Officer and Executive Vice President	September 15, 2014
Jeff R. Mitchell

/s/Dimitri Villard	Director	September 15, 2014
Dimitri Villard
/s/ Nicholas Florio	Director	September 15, 2014
Nicholas Florio

/s/Jeff Grout	Director	September 15, 2014
Jeff Grout
/s/Robert Mayer	Director	September 15, 2014
Robert Mayer

