Form 10-Q
period 2014-08-31
Staffing 360 Solutions, Inc.
filed 2014-10-20
CIK 1499717

8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

(212) 634-6411

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

As of October 20, 2014, there were 37,751,364 outstanding shares of common stock, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2014	May 31, 2014
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$787,943	$1,324,711
Accounts receivable, net	18,877,588	17,036,267
Deferred financing, net	138,470	342,745
Prepaid expenses and other current assets	783,225	881,326
Total Current Assets	20,587,226	19,585,049

Property and equipment, net of accumulated depreciation	470,000	454,606
Goodwill	8,399,786	8,318,637
Intangible assets, net	13,147,726	13,803,305
Other assets	1,516,716	1,523,585
Total Assets	$44,121,454	$43,685,182

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,050,993	$5,459,175
Accounts payable and accrued expenses - related parties	93,334	136,914
Accrued payroll and taxes	4,125,663	3,803,613
Convertible notes payable, net	800,000	620,172
Promissory notes	1,902,594	1,578,291
Earn-out liability	850,216	850,216
Accounts receivable financing	13,402,537	11,260,207
Convertible bonds payable	3,273,717	1,499,660
Due to sellers	39,206	1,347,215
Other current liabilities	151,660	188,048
Total Current Liabilities	30,689,920	26,743,511

Earn-out liability	1,788,191	1,916,212
Promissory notes - long term	4,011,476	4,406,049
Total Liabilities	36,489,587	33,065,772

Stockholders' Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of August 31, 2014 and May 31, 2014, respectively	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized; 33,647,040 and 32,950,537 shares issued and outstanding as of August 31, 2014 and May 31, 2014, respectively	336	329
Additional paid in capital	28,104,848	26,411,211
Accumulated other comprehensive loss	(55,338)	(37,549)
Accumulated deficit	(21,105,179)	(16,337,118)
Total Staffing 360 Solutions, Inc. Stockholders' Equity	6,944,667	10,036,873
Non-controlling interest	687,200	582,537
Total Equity	7,631,867	10,619,410
Total Liabilities and Stockholders' Equity	$44,318,737	$43,685,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31,
	2014	2013

Net Sales	$33,439,373	$1,343,375

Cost of Sales	27,529,559	950,609

Gross Profit	5,909,814	392,766

Operating Expenses:
Salaries and wages	4,047,298	278,214
Professional fees	915,895	196,544
Director and related party consulting	186,758	116,250
Depreciation and amortization	695,187	65,233
General and administrative expenses	1,494,317	150,226
Total Operating Expenses	7,339,455	806,467

Loss From Operations	(1,429,641)	(413,701)

Other Income (Expenses):
Interest expense	(458,211)	(13,790)
Amortization of deferred financing	(351,370)	-
Amortization of beneficial conversion feature	(1,748,436)	-
Amortization of debt discount	(790,375)	-
Other income	52,021	-
Loss Before Provision For Income Tax	(4,726,012)	(427,491)

Income tax benefit	62,614	-
Net Loss	$(4,663,398)	$(427,491)

Net income attributable to non-controlling interest	104,663	-
Net Loss Attributable To Staffing 360 Solutions, Inc.	$(4,768,061)	$(427,491)

Other Comprehensive Loss
Foreign exchange translation	(17,789)	-
Comprehensive Loss	$(4,681,187)	$(427,491)

Earnings Per Share - Basic And Diluted	$(0.14)	$(0.03)

Weighted Average Shares Outstanding - Basic And Diluted	33,299,130	12,869,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,663,398)	$(427,491)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	38,450	2,750
Amortization of intangible	655,579	62,483
Amortization of deferred financing costs	351,370	-
Amortization of debt discount	790,375	-
Amortization of beneficial conversion feature	1,748,436	-
Change in fair value of goodwill	(81,149)	-
Stock based compensation	147,204	2,667
Shares issued for debt restructuring	69,800	-
Changes in operating assets and liabilities:
Accounts receivable	(1,841,321)	(76,322)
Prepaid expenses	98,101	(4,508)
Deferred finance costs	(147,095)	-
Other assets	6,869	-
Accounts payable and accrued expenses	606,911	(31,851)
Accounts payable and accrued expenses - related parties	(43,580)	62,798
Accrued payroll and taxes	322,050	-
Other current liabilities	(36,388)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,977,786)	(409,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment towards earn-out	(128,021)	(65,040)
Repayment due to sellers	(1,308,009)	-
Purchase of fixed assets	(53,844)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,489,874)	(65,040)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes payable	100,000	-
Proceeds due to shareholder	-	155,000
Repayment of convertible notes payable	(300,000)	-
Proceeds from promissory notes payable	1,280,000	-
Repayment of promissory notes payable	(1,350,275)	-
Proceeds from accounts receivable financing	2,142,330	72,549
Proceeds from pipe financing	-	215,000
Proceeds from sale of convertible bonds	1,060,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,932,055	442,549

NET DECREASE IN CASH	(535,605)	(31,965)

Effect of variation of exchange rate on cash held in foreign currency	(1,163)	-

CASH - beginning of period	1,324,711	262,822

CASH - end of period	$787,943	$230,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$53,782	$-
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock from common stock to be issued	$-	$177,789
Issuance of common stock for proceeds from private placement	$-	$350,000
Conversion of a convertible note payable	$600,000	$-
Conversion of interest related to a convertible note payable	$11,868	$-
Equity consideration for issuance of debt	$277,374	$-
Shares issued to placement agent	$19,895	$-
Beneficial conversion feature in relation to issuance of debt	$567,552	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”), which change its name to Staffing 360 Solutions, Inc., trading symbol – “STAF”, on March 16, 2012.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly-owned subsidiary, incorporated in the State of Nevada. For a short period of time, Staffing Alliance had operations in the staffing sector. In February 2014, Staffing Alliance ceased operations.

On April 26, 2013, the Company purchased 100% of the issued and outstanding stock of The Revolution Group, Ltd. (“TRG”). The aggregate consideration paid to the TRG shareholders was $2,509,342 (the “TRG Purchase Price”), payable as cash at closing, issuing Common Stock of the Company and a percentage of future gross profits. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions”. (See Note 13).

On June 28, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada (the “2013 Amendment”), whereby increasing the number of shares of Common Stock that the Company is authorized to issue from 75,000,000 to 200,000,000. The 2013 Amendment also allowed the Company to issue 20,000,000 shares of blank check preferred stock, having such rights, designations, preferences and privileges as the Board of Directors determines from time to time in their sole discretion.

On November 4, 2013, the Company purchased 100% of the issued and outstanding Common Stock (the “CSI Acquisition”) of Control Solutions International, Inc. (“CSI”), a Florida corporation and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid for the CSI Acquisition was $3,530,454, payable as cash at closing, issuing Common Stock of the Company and a percentage of future gross profits. As a result of the Acquisition, CSI became a wholly-owned subsidiary of the Company. (See Note 13).

On January 3, 2014, the Company purchased 100% of the issued and outstanding Common Stock (the “Initio Acquisition”) of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”).  The aggregate consideration paid for the Initio Acquisition was $13.29 million, payable with cash at closing, issuing Common Stock of the Company and promissory notes. As a result of the Acquisition, Initio and its Subsidiaries became wholly-owned subsidiaries of the Company. Initio was renamed Staffing 360 Solutions (UK) Limited (“Staffing UK”). (See Note 13).

Initio is a U.K. domiciled full-service staffing company with established brands in the United Kingdom and United States. Initio’s U.K. division, Longbridge, was established in 1989 as an international multi-sector recruitment company with a long history of success catering to the sales and marketing, technology, legal and IT solutions sectors. Initio’s U.S. division, Monroe, was established in 1969 as a full-service consulting and staffing agency serving companies ranging from Fortune 100 to new start-up organizations. Monroe has 14 offices throughout Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina.

Upon closing of the Initio Acquisition, certain of the Initio shareholders were appointed to the Company’s Board of Directors and entered into employment agreements with the Company and/or one of its subsidiaries.

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing UK, purchased substantially all of the business and certain assets, including but not limited to contracts, business information, records, book debt and goodwill (the “Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). The aggregate consideration paid for the Poolia Acquisition was £500,000 (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Poolia Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid in cash at closing. The balance of the NAV Consideration was to be paid subsequently by the Company to Poolia UK Ltd. for total consideration of $1,626,266. (See Note 13)

On May 17, 2014, the Company purchased 100% of the issued and outstanding Common Stock of PeopleSERVE, Inc., a Massachusetts corporation (“PSI”), and 49% of the issued and outstanding Common Stock of PeopleSERVE PRS, Inc., a Massachusetts corporation (“PRS”, together with PSI, collectively the “Acquired Companies” or “PS”), pursuant to a Stock Purchase Agreement (the “PS Purchase Agreement”) dated May 17, 2014, by and among the Company, the Acquired Companies and the sole owner (“PS Seller”) of all of the issued and outstanding Common Stock of the Acquired Companies.

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

At the PS closing, the Company paid to the PS Seller the PS Purchase Price as follows: (i) cash in the amount of $2,705,675; (ii) restricted shares of the Company’s Common Stock, based on the closing price of $1.93 on the date of date of purchase, or 1,127,365 shares of Common Stock for a total fair value of $2,175,814; (iii) an unsecured promissory note with an initial principal amount equal to $2,367,466; (iv) pursuant to the terms of the PS Purchase Agreement, the PS Seller is entitled to receive from the Acquired Companies all of the Net Working Capital as of the Closing Date valued at $1,138,153, and the Company and the Acquired Companies shall have no right to, or obligations with respect to, such Net Working Capital, except as otherwise set forth in the PS Purchase Agreement.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  As of August 31, 2014, the Company had a working capital deficiency of $10,102,694 and had an accumulated deficit of $21,105,179, and for the three months ended August 31, 2014 had net loss and net cash used in operations of $4,663,398 and $1,977,786, respectively.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Currently, the Company does not have sufficient working capital to fund the expansion of its operations and to provide the working capital necessary for its ongoing operations and obligations. The Company will need to raise significant additional capital to fund its operating expenses, pay its obligations, and acquire additional entities. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through increased gross margin by driving organic sales growth and well executed strategic acquisitions, managing and reducing operating and overhead costs, and conducting additional financings through debt and equity transactions to fund working capital and acquire additional entities. The Company anticipates it will require $4.0 million over the next twelve months for working capital purposes; this amount does not include capital needed to fund additional acquisitions or re-pay outstanding debt. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully secure additional sources of financing and attain profitable operations.  Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. (See Note 14 – Subsequent Events)

If management is unsuccessful in the execution of its aforementioned plans to address issues which create substantial doubt about its ability to continue as a going concern, the Company may be forced to take one of the following actions:

•	Liquidate its assets at distressed prices and/or
•	File for reorganization and/or
•	File for bankruptcy protection.

Any of the above scenarios will decrease stockholder value significantly and may result in the value of the Company’s securities becoming worthless.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) months ended August 31, 2014 and 2013, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2014 and 2013, respectively, which are included in the Company’s May 31, 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 15, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended August 31, 2014 are not necessarily indicative of results for the entire year ending May 31, 2015.

Year End and Principles of Consolidation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, and are expressed in U.S. dollars. The Company’s consolidated fiscal year-end is May 31. Some of the Company’s subsidiaries have varying year-ends.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described below, the Company consolidates PRS, an entity of which it owns 49%, since the Company is deemed to be the primary beneficiary of this entity. All significant inter-company transactions are eliminated.

Variable Interest Entities

Current accounting guidance provides a framework for identifying a Variable Interest Entity (“VIE”) and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. On May 17, 2014, the Company purchased 49% of the issued and outstanding Common Stock of PRS. Pursuant to ASC 810, PRS is deemed to be a variable interest entity since the Company is the primary beneficiary of PRS. Accordingly, the Company consolidates the results of PRS.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation, impairment testing, earn-out liabilities, stock-based compensation and deferred income tax assets valuation allowances. Estimates are based on estimates and assumptions on current facts, historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced may differ materially and adversely from estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the three months ended August 31, 2014 and 2013, respectively, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations and testing of long-lived assets for impairment.

In recording the initial purchase accounting for previous acquisitions estimates of the fair value of identifiable intangible assets and goodwill were reflected in the Company’s interim financial statements. Upon retaining the services of an independent valuation consultant, the allocations previously estimated were revised and the results of the independent valuation consultant were retroactively reflected in the Company’s consolidated financial statements for the fiscal year ended May 31, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at August 31, 2014 or 2013.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive collection effort. At August 31, 2014 and 2013, the Company had an allowance for doubtful accounts of $573,573 and $0, respectively.

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

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of August 31, 2014 and 2013, amortization expense of deferred financing costs totaled $351,370 and $0, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2014 or 2013, with the exception of its convertible notes payable (See Note 5), promissory notes (See Note 6), bonds payable (See Note 7) and its earn out liabilities (See Note 13).

Cash is considered to be highly liquid and easily tradable as of August 31, 2014 and 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

Earnings (Loss) per Common Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings per Share."  Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified-treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of August 31, 2014 and 2013 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Three Months Ended August 31,
	2014	2013
Convertible notes issued	-	123,969
Convertible Bonds - Series A	3,927,886	-
Convertible promissory notes	1,212,230	-
Warrants	8,446,218	897,230
Options	2,225,000	-
Total	15,811,334	1,021,199

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. During the fiscal years 2014 and 2013, the Company impaired $2,700,255 and $0, respectively, of goodwill associated with the Cyber 360 and Control Solutions, Inc. acquisitions. The Company did not record any additional impairment during the three months ended August 31, 2014.

Intangible Assets

In connection with the acquisition of TRG (See Note 13), the Company identified and recognized an intangible asset of $1,054,801 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. TRG customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The intangible asset balance, net of accumulated amortization, at May 31, 2014 was $823,567. An impairment was necessary as of May 31, 2014. The Company fully impaired trade name, customer relationships and employment agreements/non-competes valued at $823,567, resulting in a net intangible asset balance of $0.

In connection with the acquisition of CSI (See Note 13), the Company identified and recognized an intangible asset of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. CSI customer relationships were valued based on the discounted cash flow method. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. An impairment was necessary as of May 31, 2014. The Company impaired trade name, customer relationships and employment agreements/non-competes valued at $10,025. The intangible asset balance, after impairment and net of accumulated amortization, at August 31, 2014 and May 31, 2014 was $748,771 and $794,321, respectively.

In connection with the acquisition of Staffing 360 Solutions (UK) (See Note 13), the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. Staffing UK customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The intangible asset balance, net of accumulated amortization, at August 31, 2014 and May 31, 2014 is $8,910,456 and $9,337,785, respectively. In addition, the Company recognized intangible assets of $261,465 upon acquisition of Staffing 360 Solutions (UK). In total the intangible assets balance, net of accumulated amortization, at August 31, 2014 and May 31, 2014 is $9,171,920 and $9,599,250, respectively.

In connection with the acquisition of Poolia UK (See Note 13), the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over the estimated life of four years. Poolia UK customer relationships were valued based on an estimate of the discounted cash flow method. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The intangible asset balance, net of accumulated amortization, at August 31, 2014 and May 31, 2014 is $407,156 and $436,238, respectively.

In connection with the acquisition of PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. (See Note 13), the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. PS customer relationships were valued using the discounted replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on actual selling costs incurred and allocated to new customer generation over the preceding four years. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The intangible asset balance, net of accumulated amortization, at August 31, 2014 and May 31, 2014 is $2,819,878 and $2,973,497, respectively.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	August 31, 2014	May 31, 2014
	(Unaudited)

Computer software	$110,500	$113,615
Office equipment	38,098	38,098
Computer Equipment	248,531	216,581
Furniture and fixtures	108,433	105,637
Website	46,830	32,117
Leasehold improvements	35,593	28,093
Total Cost	587,985	534,141
Accumulated depreciation	(117,985)	(79,535)
Total	$470,000	$454,606

Depreciation and amortization expense for the three months ended August 31, 2014 and 2013 was $38,450 and $2,750, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes consist of the following as of:

	August 31,	May 31,
	2014	2014
	(Unaudited)

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

Beginning balance	$-	$50,000
Fair value of shares issued for conversion of convertible notes payable	-	(50,000)
Ending balance	$-	$-

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

On July 14, 2014, the Company amended and restated a $250,000, 12% promissory note dated April 22, 2014. The promissory note, remaining balance of $100,000, which had a maturity date of July 14, 2014, became due upon demand. In addition, the note holder will receive 5,000 Common Stock shares monthly for every $100,000 invested. In addition, on July 14, 2014, the Company amended and restated a $200,000, 12% promissory note dated May 27, 2014. The promissory note, which had a maturity date of July 14, 2014, became due upon demand. In addition, the note holder will receive 2,500 Common Stock shares monthly for every $100,000 invested.

On July 31, 2014, the Company amended and restated a $200,000, 12% promissory note dated April 21, 2014. The promissory note, which had a maturity date of July 31, 2014, became due upon demand. In addition, the note holder will receive 5,000 Common Stock shares monthly for every $100,000 invested. In addition, on July 31, 2014, the Company amended and restated a $100,000, 12% promissory note dated April 22, 2014. The promissory note, which had a maturity date of July 31, 2014, became due upon demand. In addition, the note holder will receive 5,000 Common Stock shares monthly for every $100,000 invested. Also on July 31, 2014, the Company amended and restated a $200,000, 12% promissory note dated May 2, 2014. The promissory note, which had a maturity date of July 31, 2014, became due upon demand. In addition, the note holder will receive 5,000 Common Stock shares monthly for every $100,000 invested.

From May 14, 2014 through May 19, 2014, the Company conducted an additional note offering whereby the Company raised approximately $600,000 from five (5) accredited investors through the issuance of five (5) short-term twelve percent (12%) convertible promissory notes (the “May Notes”). The May Notes were payable upon the earlier of (i) completion of the Company’s convertible bond offering, (ii) completion of the Company’s senior debt facility, or (iii) July 14, 2014. The purchasers of the May Notes received an aggregate of 120,000 shares of restricted Common Stock. The holders of the May Notes were entitled to convert, at their sole election, the principal amount and any accrued but unpaid interest due under the May Notes into restricted shares of Common Stock at a price of $1.50 per share. On July 14, 2014, all five (5) of the holders of the May Notes converted $600,000 of principal into 400,000 shares of Common Stock and $11,868 of accrued interest into 7,912 shares of Common Stock.

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

On June 22, 2014, the Company conducted an additional note offering whereby the Company raised approximately $100,000 from one accredited investor through the issuance of a short-term 12% convertible promissory note (the “June Note”). The June Note is payable upon the earlier of (i) completion of the Series A Bond Offering, (ii) completion of the Company’s senior debt facility, or (iii) eight (8) weeks from the original issuance date of the June Note. The holder of the June Note received 20,000 shares of restricted Common Stock. The holder of the June Note may convert, at his sole election, the principal amount and any accrued but unpaid interest due under the June Note into restricted shares of Common Stock at a price of $1.50 per share. In August 2014 this note was fully paid in cash. As a result of the issuance of 20,000 restricted shares, the Company recorded a debt discount of $28,876 and a beneficial conversion feature of $64,210. For the three months ended August 31, 2014, the Company recorded amortization totaling $1,072,914.

For the fiscal year ended May 31, 2014, the Company issued 320,000 restricted shares in relation to the April Notes, May Notes, and May 27 Notes. As a result, the Company recorded a debt discount of $442,035 and amortization of $116,289. The Company also recorded a beneficial conversion feature of $879,035 and related amortization of $224,952. As of May 31, 2014, $1,600,000 in principal remained outstanding net of the remaining debt discount of $979,825, for a net loan balance of $620,172.

Cumulatively, the Company recorded $470,911 in debt discount and a total beneficial conversion feature of $943,244 in relation to the April Notes, May Notes, May 27 Notes and June Note. In addition, the Company recorded amortization totaling $1,414,155. The Company repaid $300,000 and converted $600,000 in principal. As of August 31, 2014, the debt discount and beneficial conversion feature were fully amortized resulting in a net loan balance of $800,000.

Beginning balance	$1,600,000	$-
Proceeds	100,000	1,600,000
Repayment of loans	(300,000)	-
Conversion of loans	(600,000)	-
Debt discount for restricted stock and beneficial conversion feature for convertible notes payable – net of accumulated amortization of $1,414,155 and $341,241, respectively	-	(979,828)
Net balance	$800,000	$620,172

NOTE 6 – PROMISSORY NOTES

Promissory notes – short-term consisted of the following:

	August 31,	May 31,
	2014	2014
	(Unaudited)

Beginning balance	$-	$-
Proceeds	1,280,000	340,000
Payments	(955,716)	(340,000)
Debt discount (Net of accumulated amortization of $74,355 and $61,026, respectively)	-	-
	324,284	-

Promissory notes – Staffing 360 Solutions (UK)	789,155	789,136
Promissory notes – PeopleSERVE	789,155	789,155

Total Promissory Notes – Short-term	$1,902,594	$1,578,291

Promissory notes – long-term consisted of the following:

	August 31,	May 31,
	2014	2014
	(Unaudited)

Promissory notes – Staffing 360 Solutions (UK)
Beginning balance	$3,616,874	$3,964,940
Payments	(197,305)	(348,066)
	3,419,569	3,616,874
Less current portion	(789,115)	(789,136)
	2,630,454	2,827,738

Promissory note – PeopleSERVE
Beginning balance	2,367,466	2,367,466
Payment	(197,289)	-
	2,170,177	2,367,466
Less current portion	(789,155)	(789,155)
	1,381,022	1,578,311

Total Promissory Notes – Long-term	$4,011,476	$4,406,049

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

In June, 2014, the Company issued a promissory note in the amount of $100,000 to a company owned by Robert Mayer, a director and shareholder of the Company. The promissory note was non-interest bearing and due upon demand. The Company issued 5,000 shares to the note holder as additional consideration. This note was paid in full in June 2014.

In July 2014, the Company issued three non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first note was issued on July 16, 2014 to Trilogy Capital Partners, which is owned by the Company’s President, Alfonso J. Cervantes, in the amount of $30,000. This note was repaid in full on July 25, 2014. The second note was issued on July 17, 2014 to Jeff Mitchell, the Company’s CFO, in the amount of $150,000. The Company issued 10,000 Common Stock shares to Mr. Mitchell as additional consideration. This note was repaid in full on July 25, 2014. The third note was issued on July 8, 2014 to a company owned by Robert Mayer, a director and shareholder of the Company, in the amount of $100,000. The Company issued 7,000 shares to the note holder as additional consideration. This note was paid in full on July 29, 2014.

In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company owned by Robert Mayer, a director and shareholder of the Company. The promissory note is due upon demand. The Company issued 7,500 shares to the note holder as additional consideration. This note was fully paid on August 28, 2014.

In July and August 2014, the Company issued promissory notes to Sterling National bank for consideration totaling $625,000. The notes bear interest at 18% per annum and are due upon demand. As of August 31, 2014, the Company has repaid $450,733 in principal and $4,066 in interest. The balance outstanding as of August 31, 2014 amounted to $174,267.

In August 2014, the Company issued a non-interest bearing promissory note in the amount of $150,000 to Barry Cervantes, a brother of the Company’s President, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 15,000 shares to Barry Cervantes as additional consideration. This note remains outstanding as of August 31, 2014.

As a result of the 44,500 shares issued as additional consideration, the Company recorded a debt discount of $74,355. These notes are due on demand and as such the debt discount is fully amortized immediately.

Promissory notes - Staffing 360 Solutions (UK): Pursuant to the purchase of Staffing 360 Solutions (UK), the Company executed and delivered to the Staffing 360 Solutions (UK) shareholders a three (3) year promissory note (the “Initio Promissory Notes”) in the aggregate principal amount of $3,964,949 to the shareholders of Staffing 360 Solutions (UK). Each Initio Promissory Note bears interest at the rate of six (6%) percent per annum and is amortizes over a five (5) year, straight line basis. As of August 31, 2014, the Company has repaid $545,350 in principal ($348,066 during the year ended May 31, 2014 and $197,284 during the three months ended August 31, 2014). The remaining principal balance outstanding is $3,419,590. During the three (3) months ended August 31, 2014, the Company recorded $52,869 of interest expense and paid accrued interest totaling $53,782.

The future payments related to the Staffing 360 (UK) promissory notes for the next three fiscal years is as follows:

Year ended May 31,	Amount	Twelve months ended August 31,	Amount
2015	$789,136	2015	$789,136
2016	$789,136	2016	$789,136
2017	$2,038,602	2017	$1,841,297
Total	$3,616,874	Total	$3,419,569

Brendan Flood, a related party and the Company’s Executive Chairman was a shareholder of Staffing 360 Solutions (UK), and was issued a three (3) year promissory note. Mr. Flood’s portion of the $3,964,949 aggregate principal amount totaled $2,064,880. Mr. Flood has been paid $275,317 in principal and $71,662 in interest from the inception of this loan through August 31, 2014. As of August 31, 2014, the balance due to Mr. Flood amounted to $1,789,563 and $4,707 in principal and interest, respectively.

In addition, Matt Briand, a related party and the Company’s Chief Executive Officer was a shareholder of Staffing 360 Solutions (UK), was issued a three (3) year promissory note. Mr. Briand’s portion of the $3,964,949 aggregate principal amount totaled $1,115,144. Mr. Briand has been paid $148,686 in principal and $38,652 in interest from the inception of this loan through August 31, 2014. As of August 31, 2014, the balance due to Mr. Briand amounted to $966,458 and $2,542 in principal and interest, respectively.

Promissory note - PeopleSERVE: Pursuant to the purchase of PeopleSERVE, the Company executed and delivered to the PeopleSERVE shareholder a three (3) year promissory note (the “PS Promissory Note”) in the aggregate principal amount of $2,367,466 to the shareholder of PeopleSERVE, Linda Moraski. Ms. Moraski is currently serving as President and Chief Executive of PeopleSERVE. The PS Promissory Note bears interest at the rate of six (6%) percent per annum and is amortized over a five year straight line basis. As of August 31, 2014, the Company has repaid $197,289 in principal. The remaining principal balance outstanding is $2,170,177.

Year ended May 31,	Amount	Twelve months ended August 31,	Amount
2015	$789,155	2015	$789,155
2016	$789,155	2016	$789,155
2017	$789,155	2017	$591,867
Total	$2,367,466	Total	$2,170,177

For the three (3) months ended August 31, 2014 and 2013, the Company’s interest expense for long-term notes amounted to $87,159 and $0, respectively. As of August 31, 2014 and May 31, 2014, accrued and unpaid interest under the long-term notes amounted to $49,252 and $13,764, respectively, and are included in accrued expenses on the accompanying consolidated balance sheets.

NOTE 7 – BONDS – SERIES A

Bonds – Series A consisted of the following:

	August 31,	May 31,
	2014	2014
	(Unaudited)

Bonds – Series A	$2,998,500	$-
Proceeds	1,060,000	2,998,500
Debt discount for restricted stock and beneficial conversion feature for Series A Bonds – net of accumulated amortization of $1,760,875 and $369,334, respectively	(784,783)	(1,498,840)
Bonds – Series A, net	$3,273,717	$1,499,660

From April 17, 2014 through May 31, 2014, the Company completed multiple closings of its best efforts private offering (the “Bond Financing”) of twelve percent (12%) Convertible Bonds (the “Convertible Bonds”) with certain accredited investors (the “Bond Purchasers”). Pursuant to purchase agreements with each of the Bond Purchasers (the “Bond Agreements”), the Company issued Convertible Bonds for an aggregate of $2,998,500. On or prior to the maturity date, October 15, 2014, of each of the Convertible Bonds, the Bond Purchasers must notify the Company whether the payment for the Convertible Bond will be made in cash or as payment-in-kind in comparably valued Common Stock of the Company. The Bond Purchasers may elect to convert the Convertible Bonds, including all unpaid coupon payments, at any time prior to the maturity date, into restricted shares of Common Stock of the Company, at a conversion price of $1.50 per share. (See Note 14 – Subsequent Events)

Each Bond Purchaser received equity consideration at a rate of 5,000 restricted shares of the Company’s Common Stock for each $50,000 investment. Accordingly, the Company issued an aggregate of 299,850 shares of its Common Stock to the Bond Purchasers.  As a result of the 299,850 restricted shares issued, the Company recorded a debt discount of $488,176 and amortization of $97,364. The Company also recorded a beneficial conversion of $1,379,997 and amortization of $271,970. At May 31, 2014, the principal amount outstanding remained $2,998,500. Net of the remaining debt discount and beneficial conversion of $369,334, the remaining loan balance is $1,499,660.

On July 29, 2014, the Company completed the Bond Financing of twelve percent (12%) Convertible Bonds with the Bond Purchasers. From June 1, 2014 through July 29, 2014, the Company issued Convertible Bonds for an aggregate of $1,060,000. On or prior to the maturity date, October 15, 2014, of each of the Convertible Bonds, the Bond Purchasers must notify the Company whether the payment for the Convertible Bond will be made in cash or as payment-in-kind in comparably valued Common Stock of the Company. The Bond Purchasers may elect to convert the Convertible Bonds, including all unpaid coupon payments, at any time prior to the maturity date, into restricted shares of Common Stock of the Company, at a conversion price of $1.50 per share. (See Note 14 – Subsequent Events)

Each Bond Purchaser received equity consideration at a rate of 5,000 restricted shares of the Company’s Common Stock for each $50,000 investment. Accordingly, the Company issued an aggregate of 106,000 shares of its Common Stock to the Bond Purchasers and as a result recorded a debt discount of $174,142. The Company also recorded a beneficial conversion of $503,342. For the three months ended August 31, 2014, the Company recorded amortization totaling $1,391,542. At August 31, 2014, the principal amount outstanding totaled $4,058,500. Net of the remaining debt discount and beneficial conversion of $784,784, the remaining loan balance is $3,273,717.

For the three months ended August 31, 2014, interest expense related to the Bond Financing amounted to $111,407. As of August 31, 2014 and May 31, 2014, accrued interest under the Bond Financing amounted to $145,386 and $33,980, respectively, and are included in accrued expenses on the accompanying consolidated balance sheets.

NOTE 8 - RELATED PARTY TRANSACTIONS

Director and Related Parties Consulting Fees

During the three months ended August 31, 2014 and 2013, the Company incurred $15,000 and $15,000, respectively in consulting fees to Trilogy Capital Partners, Inc., which has been included in director and related parties consulting fees on the accompanying consolidated statements of operations. The Company’s Vice Chairman and President, Alfonso J. Cervantes, is the majority owner of Trilogy. At August 31, 2014, the Company has $15,000 recorded on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account.

During the three months ended August 31, 2014 and 2013, the Company incurred $0 and $45,000, respectively in consulting fees to Robert Y. Lee, which has been included in director and related parties consulting fees on the accompanying consolidated statements of operations. This contract was mutually discontinued on December 31, 2013.

During the three months ended August 31, 2014 and 2013, the Company incurred $30,000 and $45,000, respectively in consulting fees to Grandview Capital Partners, Inc., which has been included in director and related parties consulting fees on the accompanying consolidated statements of operations. At August 31, 2014, the Company has $70,000 recorded on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account.

During the three months ended August 31, 2014 and 2013, the Company incurred $7,500 and $11,250, respectively in Board of Director fees to Dimitri Villard. Additionally, the Company paid $10,000 in advisory fees to Mr. Villard from January 1, 2014 through April 30, 2014. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. Through August 31, 2014, the Company incurred $5,000 in fees associated with Mr. Villard’s role as Chairman of the Corporate Governance and Nominating Committee. All such fees have been included in director and related parties consulting fees on the accompanying consolidated statements of operations. At August 31, 2014, the Company has $4,167 recorded on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account. In addition, Mr. Villard received 15,000 shares valued at $27,645 for his services as a board and committee member.

During the three months ended August 31, 2014 and 2013, the Company incurred $7,500 and $7,500, respectively in Board of Director fees to Robert Mayer. Additionally, the Company paid $10,000 in advisory fees to Mr. Mayer from January 1, 2014 through April 30, 2014. All such fees have been included in director and related parties consulting fees on the accompanying consolidated statements of operations. In addition, Mr. Mayer received 12,500 shares valued at $23,038 for his services as a board and committee member.

During the three months ended August 31, 2014 and 2013, the Company incurred $7,500 and $0, respectively in Board of Director fees to Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. Through August 31, 2014, the Company incurred $5,000 in fees associated with Mr. Grout’s role as Chairman of the Compensation Committee. All such fees have been included in director and related parties consulting fees on the accompanying consolidated statements of operations. In addition, Mr. Grout received 12,500 shares valued at $23,038 for his services as a board and committee member.

During the three months ended August 31, 2014 and 2013, the Company incurred $7,500 and $0, respectively in Board of Director fees to Nick Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee. Through August 31, 2014, the Company incurred $5,000 in fees associated with Mr. Florio’s role as Chairman of the Audit Committee. All such fees have been included in director and related parties consulting fees on the accompanying consolidated statements of operations. At August 31, 2014, the Company has recorded $4,167 on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account. In addition, Mr. Florio received 12,500 shares valued at $23,038 for his services as a board and committee member.

From time to time, TRIG Special Purpose 1, LLC, which is beneficially owned by the Company’s Vice Chairman and President Alfonso J. Cervantes, the Company’s former principal financial officer and director, Peter Goldstein, and Robert Y. Lee, a shareholder of the Company provided working capital advances to the Company. As of August 31, 2014, the Company recorded a current liability of $27,279 on the accompanying consolidated balance sheets. These advances are short-term in nature and non-interest bearing.

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

In March 2014, Monroe Staffing obtained a one-time waiver relating to the above covenants, specifically as it relates to the failure to maintain a working capital ratio of 1:1 and positive cash flow for the quarterly period ended December 31, 2013.

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

At August 31, 2014 and May 31, 2014, $13,402,537 and $11,260,207 were recorded as a liability relating to the Accounts Receivable Financing account, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On May 7, 2013, the Company increased the number of shares of Common Stock from 75,000,000 shares to 200,000,000 shares and authorized the creation of 20,000,000 shares of blank check preferred stock, par value $0.00001 per share with such designations, rights and preferences as may be determined from time to time by the Board.

As of August 31, 2014 and May 31, 2014, the Company has issued and outstanding 33,647,040 and 32,950,537 shares of Common Stock, respectively.

The issuance of Common Stock during the year ended May 31, 2014 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued pursuant to 2013 private placement offering	627,783	$565,000	$0.90
Shares issued pursuant to 2014 private placement offering	10,000,000	10,000,000	1.00
Shares issued to consultants	831,055	1,025,379	0.875 – 2.06
Shares issued for conversion of accounts payable	115,408	100,982	0.875
Shares issued for conversion of convertible notes payable	111,111	50,000	0.45
Shares issued in connection with convertible notes	413,750	297,047	0.72
Shares issued in connection with accrued interest related to convertible notes	9,498	4,275	0.45
Shares issued in connection with promissory notes	85,000	61,026	0.72
Shares issued to board of directors	121,250	111,612	0.45 – 2.04
Shares issued to audit committee	2,083	4,098	1.92 – 1.98
Shares issued to compensation Committee	4,998	9,075	0.875 – 2.04
Shares issued to corporate governance and nominating Committee	4,582	8,193	0.875 – 2.04
Shares issued to employees	90,000	113,500	0.875 – 1.97
Shares issued pursuant to Acquisitions	4,560,067	5,179,429	0.875 – 1.93
Shares issued to private placement Agents	1,338,922	786,208	0.875 – 2.00
Shares issued in connection with convertible bonds	299,850	488,177	1.63
Shares issued in connection with bridge loans	320,000	442,034	1.38
Shares issued for conversion of convertible promissory notes	1,655,000	1,655,000	1.00
Shares issued for conversion of accrued interest related to convertible promissory notes	72,044	72,044	1.00

The issuance of Common Stock during the three (3) months ended August 31, 2014 is summarized in the table below:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued to consultants	15,000	27,850	1.73-1.92
Shares issued for conversion of convertible notes payable	400,000	600,000	1.50
Shares issued in connection with accrued interest related to convertible notes	7,912	11,868	1.50
Shares issued in connection with promissory notes	64,500	103,232	0.62
Shares issued in connection with convertible bonds	106,000	174,142	0.61
Shares issued to board of directors	30,000	55,300	1.73-1.95
Shares issued to audit committee	7,497	13,819	1.73-1.95
Shares issued to compensation committee	7,497	13,819	1.73-1.95
Shares issued to corporate governance and nominating Committee	7,497	13,819	1.73-1.95
Shares issued as interest on debt	40,000	69,800	1.73-1.85
Shares issued to private placement agent	10,600	19,895	1.85-1.95

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s Common Stock issued to shareholders at August 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.80-2.00	6,760,765	2.30	$1.97	6,760,765	$1.97

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2013	583,338	$1.80
Issued	6,177,427	1.82
Exercised	-	-
Expired	-	-
Outstanding at May 31, 2014	6,760,765	$1.97
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at August 31, 2014	6,760,765	1.97

Stock Options

2014 Equity Plan - On April 30, 2014, the Board adopted the 2014 Equity Plan (the “Plan”). Under the plan, the Company may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. Through May 31, 2014, a maximum of 1,500,000 shares of Common Stock has been reserved for issuance under this plan. In July 2014, the Company increased the number of options to be issued from 1,500,000 to 2,500,000. The Plan expires on April 30, 2024. The Board will administer the plan unless and until the Board delegates administration to a committee, consisting of one or more members, that has been appointed by the Board, except that once our Common Stock begins trading publicly, the committee will consist solely of two or more outside directors as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. On April 30, 2014, the Board delegated the authority to administer the Plan to the Company’s compensation committee. The compensation committee will have the power to determine which persons eligible under the Plan will be granted option awards, when and how each option award will be granted, and the provisions and terms of each option award.

During the three (3) months ended August 31, 2014 and 2013, the Company recorded share-based payment expenses amounting to $22,596 and $0, respectively, in connection with all options outstanding. The amortization of share-based payment was recorded in general and administrative expenses during fiscal 2015.

Through August 31, 2014, the Company granted 1,475,000 options with an exercise price of $2.00 per share with 20% of the granted options vesting immediately; and (ii) 750,000 options with an exercise price of $2.00 per share with 100% of the options vesting immediately. Each of the options are exercisable for a term of 5 years.

The fair value of Stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$2.00
Market price at date of grant:	$0.875 - 1.91
Volatility:	48.49% - 80.03%
Expected dividend rate:	0
Expected terms (years):	5
Risk-free interest rate:	1.58% - 1.77%

A summary of the activity during the three (3) months ended August 31, 2014 of the Company’s Stock Plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at June 1, 2013	-	$-	$-
Granted	1,900,000	2.00	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding at May 31, 2014	1,900,000	2.00	-
Granted	325,000	2.00	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding at August 31, 2014	2,225,000	2.00	-

The total compensation cost related to options not yet recognized is approximately $601,787 at August 31, 2014. The Company will recognize this charge over the next 57 months.

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

Lease Obligations

The Company entered into multiple lease agreements for office space. The agreements require monthly rental payments through March 31, 2017. Total minimum lease obligation approximate $414,000, $466,220 and $132,339 for the years ended May 31, 2015, 2016 and 2017, respectively. For the three months ended August 31, 2014, rent expense amounted to $285,283.

Legal Matters

On May 22, 2014, NewCSI Inc., (“NCSI”) the former owners of Control Solutions International, filed a claim in the U.S. District Court for the Western District of Texas, Austin Division, against the Company alleging a breach of the terms of the CSI Stock Purchase Agreement dated August 14, 2013. NCSI claims that the Company breached a provision of the CSI Purchase Agreement which required the Company to calculate within 90 days after December 31, 2013 and pay NCSI 50% of certain “Deferred Tax Assets”. Per the claim, NCSI seeks to accelerate the earn-out payment provided for in the SPA in the amount of $1.4 million plus $154,433 representing a Deferred Tax Assets claim, together with other unspecified damages and legal fees. The Company filed an Answer denying the material allegations in the plaintiff’s complaint and interposing numerous affirmative defenses. The action is currently pending and is in the early stages of discovery. On October 8, 2014, NCSI filed a Motion of Summary Judgment. The Company intends to oppose the motion and intends to aggressively defend itself against this claim which the Company believes are not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

From time to time, the Company and its subsidiaries enter into legal disputes in the ordinary course of business. However, other than as described above, the Company believes there are no material legal or administrative matter pending that are likely to have, individually or in the aggregate, a material adverse effect on its business or results of operations.

NOTE 12 – GEOGRAPHICAL SEGMENTS

For the three (3) months ended August 31, 2014 and 2013, the Company generated revenues in the U.S., Canada and the U.K. as follows:

	Three months ended August 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue generated in the U.S.	$31,188,539	$1,343,375
Revenue generated in Canada	63,003	-
Revenue generated in the U.K.	2,187,831	-
Total revenue	$33,439,373	$1,343,375

As of August 31, 2014 and May 31, 2014, the Company has assets in the U.S., Canada and the U.K.:

	August 31, 2014	May 31, 2014
	(Unaudited)

Total assets in the U.S.	$41,396,973	$40,685,600
Total Assets in Canada	82,193	102,351
Total assets in the U.K.	2,642,288	2,897,231
Total assets	$44,121,454	$43,685,182

As of August 31, 2014 and May 31, 2014, the Company has liabilities in the U.S., Canada and the U.K.:

	August 31, 2014	May 31, 2014
	(Unaudited)

Total liabilities in the U.S.	$34,226,591	$30,419,809
Total liabilities in Canada	6,032	6,994
Total liabilities in the U.K.	2,256,964	2,638,969
Total liabilities	$36,489,587	$33,065,772

NOTE 13 - ACQUISITIONS

On April 26, 2013, the Company purchased 100% of the issued and outstanding stock of The Revolution Group, Ltd. (“TRG”). The aggregate consideration paid by the Company to the TRG shareholders was $2,509,342 (the “TRG Purchase Price”), paid as follows: (i) at the closing the Company paid the TRG shareholders cash in the amount of $907,287; and (ii) the Company paid $410,055 by issuing to the TRG shareholders 512,569 restricted shares of the Company’s Common Stock valued at a price of $0.80 per share. In addition, the Company agreed to pay the TRG shareholders performance-based compensation in cash an amount equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing (the “TRG Earn Out Period”), not to exceed $1,500,000: (i) twenty percent (20%) of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) seven percent (7%) of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn-Out Period. At the time of the Acquisition, the Company estimated the performance-based compensation was $1,192,000. As of August 31, 2014, the Company’s calculated estimate of the performance-based compensation did not change. During the three months ended August 31, 2014, the Company paid $52,075 towards the earn-out liability. At August 31, 2014 the balance of the earn-out liability was $885,349. This transaction was accounted for under the purchase method in accordance with ASC 805. As a result of the Acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name “Cyber 360 Solutions” (“Cyber Solutions”).

In connection with the acquisition of TRG, the Company identified and recognized an intangible asset of $1,054,801 representing trade name, customer relationships and employment agreements/non-competes. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. During the three months ended August 31, 2014 and 2013 the Company recognized amortization expense of $0 and $62,483, respectively. An impairment was necessary as of May 31, 2014. The Company impaired the trade name, customer relationships and employment agreements/non-competes valued at $823,566. The Intangible Asset balance at August 31, 2014 is $0.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$47,881
Intangible assets	1,054,801
Goodwill	1,412,646
Total	$2,515,328

LIABILITIES:
Current liabilities	$5,986

Net purchase price	$2,509,342

On November 4, 2013, the Company acquired 100% of the issued and outstanding Common Stock (the “CSI Acquisition”) of Control Solutions International, Inc. (“CSI”), a Florida corporation and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid by the Company for the CSI Acquisition was $3,530,454, payable as follows: (i) at closing the Company paid cash to the NCSI shareholders and their designee the amount of $1,311,454; and (ii) the Company paid $119,000 by issuing to the NCSI shareholders 136,000 restricted shares of the Company’s Common Stock valued at a price of $0.875 per share. In addition, the Company agreed to pay the NCSI shareholders performance-based compensation in cash an amount equal to 20% of CSI’s and CCSI’s consolidated gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing (the “CSI Earn Out Period”) not to exceed a total of $2,100,000. As of August 31, 2014, the Company’s calculated estimate of the performance-based compensation did not change. During the three months ended August 31, 2014, the Company paid $84,225 towards the earn-out liability. At August 31, 2014 the balance of the earn-out liability was $1,753,058. The Company estimated the performance-based compensation was $2,100,000. As a result of the Acquisition, CSI became a wholly-owned subsidiary of the Company.

In connection with the acquisition of CSI, the Company identified and recognized an intangible asset of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the three months ended August 31, 2014 and 2013 the Company recognized amortization expense of $45,549 and $0, respectively. The Company will recognize amortization expense of $136,649 in the fiscal year ended 2015, $182,198 in the fiscal year ended 2016, $182,198 in the fiscal year ended 2017, $85,027 in the fiscal year ended 2018, $15,619 each year in the fiscal years 2019 through 2028 and $6,508 in the fiscal year ended 2029. An impairment was necessary as of May 31, 2014. The Company impaired trade name, customer relationships and an employment agreement/non-compete valued at $10,025. At August 31, 2014, the intangible asset balance, net of accumulated amortization and after impairment of $10,025, is $748,771.

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

In connection with the acquisition of Staffing 360 Solutions (UK), the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the three months ended August 31, 2014 and 2013 the Company recognized amortization expense of $427,329 and $0, respectively. The Company will recognize amortization expense of $1,281,988 in the fiscal year ended 2015, $1,709,317 in the fiscal year ended 2016, $1,709,317 in the fiscal year ended 2017, $1,118,796 in the fiscal year ended 2018, $287,733 each year in the fiscal years 2019 through 2028 and $167,844 in the fiscal year ended 2029. The Intangible Asset balance, net of accumulated amortization, at May 31, 2014 is $8,910,456.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Total assets	$15,550,449
Intangible assets	10,050,000
Goodwill	2,994,057
Total	$28,544,506

LIABILITIES:
Total liabilities	$15,254,943

Net purchase price	$13,289,563

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing UK, completed the purchase of substantially all of the business and certain assets, including but limited to contracts, business information, records, book debt and goodwill (the “Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). The Poolia Acquisition was completed pursuant to that certain Asset Purchase Agreement (the “Poolia Purchase Agreement”) by and among Staffing UK, and Poolia UK Ltd. Poolia UK operates its professional staffing services from its London office and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom. The aggregate consideration paid by the Company was £500,000 (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Poolia Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid in full in cash at Closing. The balance of the NAV Consideration was to be paid by the Company to Poolia UK Ltd. by April 30, 2014 for total consideration of $1,626,266. As of August 31, 2014, the Company has paid $1,564,475, with the balance of $61,791 due upon receipt.

In connection with the acquisition of Poolia UK, the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the three months ended August 31, 2014 and 2013 the Company recognized amortization expense of $29,083 and $0, respectively. The Company will recognize amortization expense of $87,247 in the fiscal year ended 2015, $116,330 in the fiscal year ended 2016, $116,330 in the fiscal year ended 2017 and $87,248 in the fiscal year ended 2018. The Intangible Asset balance, net of accumulated amortization, at May 31, 2014 is $407,156.

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

In connection with the 49% acquisition of PRS, the Company recorded a non-controlling interest totaling $572,900. In addition, results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. For the three months ended August 31, 2014, the Company recorded net income attributable to non-controlling interest totaling $104,663.

In connection with the acquisition of PS, the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the three months ended August 31, 2014 and 2013 the Company recognized amortization expense of $153,619 and $0, respectively. The Company will recognize amortization expense of $460,856 in the fiscal year ended 2015, $614,475 in the fiscal year ended 2016, $614,475 in the fiscal year ended 2017, $403,688 in the fiscal year ended 2018, $40,000 each year in the fiscal years 2019 through 2028 and $38,333 in the fiscal year ended 2029. The Intangible Asset balance, net of accumulated amortization, at August 31, 2014 is $2,819,878.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$2,878,448
Intangible assets	2,999,100
Goodwill	4,789,880
Total	$10,667,428

LIABILITIES:
Current liabilities	$1,707,420

Non-controlling interest	572,900

Net purchase price	$8,387,108

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of CSI, Initio, Poolia UK and PS had occurred as of June 1, 2014 and 2013:

	Three Months Ended August 31,
	2014	2013

Net Revenues	$33,439,373	$28,982,973

Net (loss) income from continuing operations	(1,429,641)	332,863

Net (loss) income per share from continuing operations	(0.04)	0.02

Weighted average number of shares – Basic and diluted	33,299,130	17,430,040

NOTE 14 – SUBSEQUENT EVENTS

On September 2, 2014, the Company issued a promissory note in the amount of $125,000 to a company owned by Robert Mayer, a director and shareholder of the Company. The promissory note was non-interest bearing and due upon demand. The Company issued 7,500 shares to the note holder as additional consideration.

On September 15, 2014, the Company issued a promissory note in the amount of $50,000 to a company owned by Robert Mayer, a director and shareholder of the Company. The promissory note was non-interest bearing and due upon demand. The Company issued 2,500 shares to the note holder as additional consideration.

In September and October 2014, the Company repaid a total of $177,479 ($174,538 in principal and $3,229 in interest) for payment of the short term promissory notes held by Sterling National Bank.

On August 22, 2014, the Company commenced its Series B Bond Offering of 12% Convertible Series B Bonds (the “Series B Bonds”) for up to $8 million with certain accredited investors. On October 3, 2014 the Company completed the first closing of its Series B Bonds offering. The Company issued Series B Bonds for an aggregate of $475,000 with five (5) accredited investors. As a result, the Company issued 47,500 as equity consideration to the bondholders. In addition, the Company issued 2,850 to the placement agent for services rendered.

On or about September 10, 2014, the Company offered an early conversion incentive to the outstanding Series A bondholders to convert their principal and interest on or prior to the maturity date of October 15, 2014. The favorable conversion terms offered a discount from its original terms of $1.50 per share of Common Stock with no warrants to $1.00 per share and one (1) warrant exercisable until October 15, 2017 at $2.00 per share of Common Stock for every $2.00 of principal and interest converted. On October 15, 2014, the certain Series A bond holders elected to convert under the favorable conversion terms a portion of the outstanding Series A Bonds totaling $3,253,500 in principal and $165,539 in accrued interest into 3,419,039 shares of Common Stock and 1,709,520 warrants exercisable at $2.00 per share of Common Stock. In addition, pursuant to the October 15, 2014 Maturity Date as outlined in the terms of the Series A Bond Purchase Agreement, the Company has converted the remaining outstanding Series A Bonds, $805,000 in principal and $42,381 in accrued interest, into 564,921 shares of Common Stock at a rate of $1.50 per share. As a result, the Company will record a modification expense which will comprise the value of the warrants and additional shares received as a result of the favorable conversion price.

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

Overview

The Company was incorporated in the State of Nevada on December 22, 2009, with the name “Golden Fork Corporation”. On March 16, 2013, the Company filed an Amendment to change its name from “Golden Fork Corporation” to “Staffing 360 Solutions, Inc.”

On July 31, 2012, the Company formed Staffing Alliance. In September 2012, Staffing Alliance commenced operations. In October 2012, Staffing Alliance began generating revenue. Staffing Alliance is a wholly-owned subsidiary of the Company. The Company ceased operations in Staffing Alliance during fiscal 2014.

On April 26, 2013, the Company consummated the The Revolution Group (“TRG”) acquisition, pursuant to the TRG Purchase Agreement dated March 21, 2013, entered into by and among the Company, TRG and the shareholders of TRG. As a result of the acquisition, TRG became a wholly-owned subsidiary of the Company and now operates under the name of “Cyber 360 Solutions.” See “Note 13 – Acquisitions” of the financial statements in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

On June 28, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada (the “2013 Amendment”), whereby increasing the number of shares of Common Stock that the Company is authorized to issue from 75,000,000 to 200,000,000. The 2013 Amendment also allowed the Company to issue 20,000,000 shares of blank check preferred stock, having such rights, designations, preferences and privileges as the Board of Directors determines from time to time in their sole discretion.

On November 4, 2013, the Company consummated the acquisition of 100% of the issued and outstanding stock of CSI pursuant to a definitive stock purchase agreement dated August 14, 2013 by and among the Company, NCSI, and the shareholders of NCSI. See “Note 13 - Acquisitions” of the financial statements in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

On January 3, 2014, the Company consummated the acquisition of 100% of the issued and outstanding stock of Staffing 360 Solutions (UK) Limited (formerly Initio International Holdings Limited) and its respective subsidiaries, including but not limited to Monroe Staffing Services LLC. The acquisition was completed pursuant to that certain share purchase agreement, dated October 30, 2013, as amended by Amendment No. 1 to the share purchase agreement, dated December 10, 2013, by and among the Company and the shareholders of Initio. See “Note 13 – Acquisitions” of the financial statements in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

On February 28, 2014, the Company purchased from Poolia UK substantially all of Poolia UK’s business and assets, including but not limited to contracts, business information, records, book debts and goodwill.  The acquisition was completed pursuant to that certain asset purchase agreement, dated February 28, 2014. See “Note 13 – Acquisitions” of the financial statements in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

On May 17, 2014, the Company consummated the acquisition of 100% of the issued and outstanding stock of PeopleSERVE, Inc. pursuant to a definitive stock purchase agreement dated May 17, 2014 by and among the Company and the shareholder of PeopleSERVE, Inc. See “Note 13 – Acquisitions” of the financial statements in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

On May 17, 2014, the Company consummated the acquisition of 49% of the issued and outstanding stock of PeopleSERVE, PRS pursuant to a definitive stock purchase agreement dated May 17, 2014 by and among the Company and the shareholders of PeopleSERVE, PRS. See “Note 13 – Acquisitions” of the financial statements in this Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

Operating History

To date, the Company purchased five operating businesses: The Revolution Group, Control Solutions Inc., Staffing 360 Solutions (UK), Poolia (UK), PeopleSERVE, Inc., and 49% of PeopleSERVE, PRS Inc. Our business plan is to continue to grow the Company organically and pursue acquisition prospects. The Company generated revenue of approximately $648,000 in fiscal 2013. Primarily through acquisitions, the Company increased reported revenue to nearly $46 million in fiscal 2014. Our business plan is subject to certain inherent risks associated with a small, high-growth enterprise, including access to capital resources, execution risks, possible rejection of our business model and/or sales methods, and cost overruns.

Going concern

Through August 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenue in October 2012. In April 2013, Cyber 360 Solutions was purchased and began generating revenue. In November 2013, CSI was purchased and began generating revenue. In January 2014, Staffing UK was purchased and began generating revenue. In February 2014, Poolia UK commenced operations and began generating revenue. In May 2014, PeopleSERVE, Inc. and PeopleSERVE, PRS commenced operations and began generating revenue. Since inception, the Company has been able to operate under a going concern audit opinion and meet its financial obligations. Since the Company has incurred losses and currently has negative working capital, these consolidated financial statements have been prepared on a going concern basis, which assumes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted. Realization value may be substantially different from carrying values as shown and these consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of August 31, 2014, the Company had a working capital deficiency of $10,102,693, and had an accumulated deficit of $21,105,179 and for the three (3) months ended August 31, 2014 had net losses and net cash used in operations of $4,663,398 and $1,977,786, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary financing to continue operations, and through profitable operations from existing subsidiaries and additional acquisitions.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Currently, we do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and acquire additional entities. In order to continue as a going concern and achieve a profitable level of operations, the Company will require additional capital resources.  Management’s plan to continue as a going concern includes raising working capital through increased sales and additional debt and equity financings. The Company anticipates it will require approximately $4.0 million over the next twelve (12) months for working capital. This amount does not include capital that may be needed to fund additional acquisitions or re-pay outstanding debt. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the successful implementation of the plans described above, including securing additional sources of financing and attaining profitable operations.  Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Through August 31, 2014, the Company raised capital by conducting financings through debt and equity transactions. During the fiscal quarter ended August 31, 2014, the Company conducted a note offering (See Note 5 to the financial statements filed with this Quarterly Report), whereby the Company raised $100,000 for the issuance of a 12% convertible promissory note.

In April, 2014, the Company commenced its best efforts private offering (the “Series A Bond Offering”) of 12% Convertible Bonds (the “Series A Bonds”) with certain accredited investors (the “Purchasers”). On July 29, 2014, the Company completed the Series A Bond Offering for an aggregate of $4,058,500. These Series A Bonds mature on October 15, 2014, unless voluntarily converted. In addition to the Series A Bonds, each Purchaser of the Bonds received equity consideration at a rate of 5,000 shares (the “Equity Consideration”) of Common Stock for each $50,000 investment for a total of 405,850 shares of common stock.

From April 21, 2014 through May 27, 2014, the Company also conducted a note offering, whereby the Company raised approximately $950,000 from 2 accredited investors through the issuance of five (5) short-term 12% convertible promissory notes (the “April Notes”). The purchaser of the April Notes received an aggregate of 150,000 shares of common stock. From May 14, 2014 through May 19, 2014, the Company conducted an additional note offering whereby the Company raised approximately $600,000 from 5 accredited investors through the issuance of five (5) short-term 12% convertible promissory notes (the “May Notes”). The purchasers of the May Notes received an aggregate of 120,000 shares of restricted common stock. On May 27, 2014, the Company conducted an additional note offering whereby the Company raised approximately $50,000 from one accredited investor through the issuance of a short-term 12% convertible promissory note (the “May 27 Note”). The purchaser of the May 27 Note received an aggregate of 10,000 shares of restricted common stock. On June 23, 2014, the Company conducted an additional note offering whereby the Company raised $100,000 from one accredited investor through the issuance of a short-term 12% convertible promissory note (the “June 23 Note”). The purchaser of the June 23 Note received an aggregate of 20,000 shares of restricted common stock. In June, 2014, the Company issued a promissory note in the amount of $100,000 to a Company owned by Robert Mayer, a director and shareholder of the Company. The promissory note was non-interest bearing and due upon demand. The Company issued 5,000 shares to the note holder as additional consideration. This note was paid in full in June 2014. In July 2014, the Company issued three non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first note was issued on July 16, 2014 to Trilogy Capital Partners, which is owned by the Company’s President, Alfonso J. Cervantes, in the amount of $30,000. This note was repaid in full in July 2014. The second note was issued on July 17, 2014 to Jeff Mitchell, the Company’s CFO, in the amount of $150,000. The Company issued 10,000 shares of common stock to Mr. Mitchell as additional consideration. This note was repaid in full in July 2014. The third note was issued on July 8, 2014 to a company owned by Robert Mayer, a director and shareholder of the Company, in the amount of $100,000. This note was repaid in full in July 2014. The Company issued 7,000 shares to the note holder as additional consideration. In August 2014, the Company issued a short-term 12% promissory note in the amount of $150,000 to Barry Cervantes, a brother of the Company’s President, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 15,000 shares to Barry Cervantes as additional consideration. In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company owned by Robert Mayer, a director and shareholder of the Company. The promissory note is due upon demand. The Company issued 7,500 shares to the note holder as additional consideration. This note was repaid in full in August 2014. In July and August 2014, the Company issued promissory notes to Sterling National bank for consideration totaling $625,000. These notes bear interest at 18% per annum and are due upon demand. The Sterling notes were repaid in full in September 2014.

On August 22, 2014, the Company commenced its Series B Bond Offering of 12% Convertible Series B Bonds (the “Series B Bonds”) for up to $8 million with certain accredited investors. On October 3, 2014 the Company completed the first closing of its Series B Bonds offering. The Company issued Series B Bonds for an aggregate of $475,000 with five (5) accredited investors. As a result, the Company issued 47,500 as equity consideration to the bondholders. In addition, the Company issued 2,850 to the placement agent for services rendered. (See Note 14 to the financial statements with this Quarterly Report).

In total, for the fiscal quarter ended August 31, 2014, the Company raised an aggregate of $2,440,000 in capital by conducting financings through debt and equity transactions. In addition, from September 1, 2014 through the date of this filing, the Company raised an aggregate of $475,000. The Company intends to continue to conduct additional short-term note financings to provide necessary working capital to the Company, as needed.

On October 15, 2014, certain Series A bond holders elected to convert a portion of the outstanding Series A Bonds totaling $3,253,500 in principal and $165,539 in accrued interest into 3,419,039 shares of Common Stock at a rate of $1.00 per share. In addition the conversion included warrants exercisable until October 15, 2017 at $2.00 per share of Common Stock for a total of 1,709,520 warrants. In addition, pursuant to the October 15, 2014 Maturity Date as outlined in the terms of the Series A Bond Purchase Agreement, the Company has converted the remaining outstanding Series A Bonds totaling $805,000 in principal and $42,381 in accrued interest into 564,921 shares of Common Stock at a rate of $1.50 per share. As a result, the Company will record a modification expense which will comprise the value of the warrants and additional shares received as a result of the favorable conversion price.

Results of Operations

For the three months ended August 31, 2014 as compared to the three months ended August 31, 2013

The Company is still in the early stages of its development and continues to fully integrate the five (5) staffing acquisitions. As a result of the integration, the Company generated a loss of $4,663,398 for the three (3) months ended August 31, 2014 of which approximately $2,890,181 relates to non-cash amortization and depreciation charges.

The Company generated $33,439,373 in revenue for the three (3) months ended August 31, 2014, which is consistent with what is expected on a quarterly basis going forward prior to any incremental amount from additional acquisitions. The Company believes the acquisitions consummated during fiscal year 2014 are performing as expected or better. We believe that as these businesses continue to grow that they will allow us to attract additional acquisitions in line with our stated strategic plan of $300 million of annualized revenue.

The Company is vigilantly managing its operations and has developed a “Pathway to Profitability” program that is being constantly monitored. This Pathway to Profitability includes overhead control, operational reviews, cash management, adequate capitalization and our M&A program. Young, high-growth consolidated strategy companies often confront struggles with integration and financing. We invested for our future in building a strong corporate team which allows stronger financial reporting, compliance and commercial management. This investment has contributed to our losses in the short-term but we believe we would not need material additions as we grow, either organically and through acquisition.

The following table sets forth the results of operations for the three (3) months ended August 31, 2014 and 2013:

	Three Months Ended August 31,
	2014		2013

Service revenues	$33,439,373		$1,343,375
Direct cost of services	27,529,559	82%	950,609	71%
Gross profit	5,909,814	18%	392,766	29%
Operating expenses	7,339,455	22%	806,467	60%
Loss from operations	(1,429,641)	(4)%	(413,701)	(31)%
Other expenses	(3,296,371)	(10)%	(13,790)	(1)%
Net loss	$(4,663,398)	(14)%	$(427,491)	(32)%

Service revenue

We began generating revenue in October 2012. As of August 31, 2014, the Company had six operating entities – Cyber 360, Control Solutions International (CSI), Staffing (UK), Poolia (UK), PeopleSERVE, Inc. and PeopleSERVE PRS.

Cyber 360 was acquired on April 26, 2013. Cyber 360 primarily provides IT and information security temporary staffing services for an array of large institutions. They also provide permanent placement and consulting services. Contingent staffing and consulting revenue are recognized when services are rendered by the Company’s contingent employees and consultants. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Permanent placement revenue is recognized when employment candidates start their first day of work. The Company offers its clients a 30/60/90 day guarantee. If the employee is terminated or leaves voluntarily during this period, a pro-rated refund is provided. Fees to clients are typically calculated as a percentage of the new employee’s annual compensation. For the three (3) months ended August 31, 2014 and August 31, 2013, Cyber 360 had revenue of $864,372 and $1,256,188, respectively. The decrease in revenue is a result of Cyber 360 dedicating its time and resources to qualification under the General Services Administration for the U.S. Government (“GSA”) schedule over the past couple of quarters. Having now been awarded this qualification, the Company expects Cyber 360 revenue to begin to rebound and have more opportunity for growth in the future.

Control Solutions International (“CSI”) was acquired on November 4, 2013. CSI provides consulting and risk advisory services principally in the U.S. and Canada but also has a network of affiliated entities across 33 countries through which services are provided. Revenue is recognized ratably over the period in which the service is provided. The costs of the service are recognized as the cost and time are incurred. For the three (3) months ended August 31, 2014, CSI reported revenue of $1,096,330.

Staffing UK (including its subsidiary Monroe Staffing Services LLC) was acquired on January 3, 2014. It provides temporary staffing and permanent placement services in the U.S. and the U.K. Revenues are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a mark-up computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. For the three (3) months ended August 31, 2014, Staffing UK collectively reported revenue of $24,389,145.

Certain assets and liabilities of Poolia UK were acquired on February 28, 2014. Poolia UK provides professional staffing services from its office in London with an emphasis on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom. For the three (3) months ended August 31, 2014, Poolia UK reported revenue of $1,681,079.

PeopleSERVE, Inc. was acquired on May 17, 2014. It provides temporary staffing and permanent placement services primarily in the IT sector. Revenue is derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a mark-up computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. For the three (3) months ended August 31, 2014, PeopleSERVE, Inc. reported revenue of $2,993,694.

The Company acquired forty-nine percent (49%) of PeopleSERVE PRS, Inc. on May 17, 2014. It provides temporary staffing and payrolling services primarily in the IT sector. Revenue is derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a mark-up computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. For the three (3) months ended August 31, 2014, PeopleSERVE PRS, Inc. reported revenue of $2,414,754.

For the three months ended August 31, 2014 and 2013, the Company, on a consolidated basis, had net revenue of $33,439,373 and $1,343,375, respectively. The dramatic increase in revenue is largely derived from the impact of the most recent five (5) acquisitions.

Direct cost of services

The Company’s cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent), as well as sub-contractors and consultants. For the three (3) months ended August 31, 2014 and August 31, 2013, cost of revenue was $27,529,559 and $950,609 respectively. The increase is related to the cost of revenue of the most recent five (5) acquisitions, which took place after August 31, 2013.

Gross profit and gross margin

The Company’s gross profit for the three (3) months ended August 31, 2014 and August 31, 2013 was $5,909,814 and $392,766 respectively, representing gross margin of 18% and 29% respectively. The decrease is related to the gross profit margin of the Company’s six (6) acquisition, five (5) of which took place after August 31, 2013 as compared to the gross profit of its two (2) subsidiaries in 2013.

Operating expenses

For the three months ended August 31, 2014 and 2013, operating expenses amounted to $7,339,455 and $806,467, respectively, an increase of $6,532,988. For the three months ended August 31, 2014 and 2013, operating expenses consisted of the following:

	Three Months Ended August 31,
	2014	2013
General and administrative	$1,494,317	$150,226
Compensation	4,047,298	278,214
Director and Consulting fees – related parties	186,758	116,250
Depreciation and amortization	695,187	65,233
Professional fees	915,895	196,544
Total operating expenses	$7,339,455	$806,467

For the three (3) months ended August 31, 2014 and 2013, the increase in our operating expenses was primarily attributable to:

•	An increase of $1,344,091 in general and administrative expenses. The increase is primarily attributable to the implementation of the Company’s business plan in relation to costs incurred for adding five acquisitions as well as office expenses related to the Company’s subsidiaries, four of which did not exist prior to August 2013.

•	An increase of $3,769,084 in compensation expense. The Company has increased its workforce due to the increase related to the acquisitions made in November 2013 and January, February and May 2014. In 2013, the Company hired a president of the Company as well as two senior vice presidents. The increase in compensation primarily relates to the compensation of the employees working for the Company’s acquired subsidiaries.

•	An increase of $70,508 in director and consulting fees to related parties incurred is primarily attributable to the compensation to the Company’s board of directors for their services as board members and members of committees formed on the Company’s behalf.

•	A total of $656,737 in amortization expense. Amortization expense relates to the amortization of intangible assets related to the acquisitions of Cyber 360 on April 26, 2013, Control Solutions International on November 4, 2013, Staffing UK on January 3, 2014, Poolia on February 28, 2014 and PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. on May 17, 2014. The Company’s intangible assets are being amortized on a straight line basis over the estimated life of the asset of four years except for Trade Names which are being amortized over fifteen years.

•	A total of $38,450 in depreciation expense. The increase relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	An increase of $719,351 in professional fees. The increase primarily relates to increases in accounting, consulting and legal fees relating to the implementation of the Company’s business plan, specifically due diligence (legal and accounting) of potential acquisition targets, as well as, legal and auditing costs associated with the completion of the acquisitions. This is expected to continue as the Company continues to acquire new businesses. The increase also relates to the professional fees relating to running public companies (accounting, auditing, legal, transfer agent, and filing fees).

Other Expenses

For the three (3) months ended August 31, 2014 and 2013, the Company incurred interest and financing expense of $3,296,371 and $13,790, respectively, relating to interest from convertible notes, accounts receivable financing, amortization of beneficial conversion feature, debt discount and amortization of deferred financing costs.

Net Loss

As a result of the factors described above, the Company’s net losses for the three (3) months ended August 31, 2014 and 2013 were $4,663,398 and $427,491, respectively, or a net loss per common share of $0.14 and $0.03 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through promissory notes, the sale of the Company’s Common Stock through private offerings and from loans from our majority shareholders/officers/directors.

Through October 2012, the Company was presented as a development stage company. Activities during the development stage included organizing the business and raising capital.  In October 2012, Staffing Alliance commenced operations and the Company began to generate revenue. In April 2013, Cyber 360 Solutions was acquired and began generating revenue. In November 2013, CSI was acquired and began generating revenue. In January 2014, Staffing UK was acquired and began generating revenue. In February 2014, Poolia UK was acquired and began generating revenue. In May 2014, PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. were acquired and began generating revenue. Since the Company has incurred losses and currently has negative working capital, these consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of August 31, 2014, the Company had a working capital deficiency of $10,102,693, an accumulated deficit of $21,105,179, a net loss of $4,663,398, and net cash used in operations of $1,977,786.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary financing to continue operations, and profitable operations from existing subsidiaries and the acquisition of additional accretive and positive cash flowing entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Our primary uses of cash have been expended in growing the business, implementing our business plan and funding operations. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance targeted acquisitions,

•	Addition of administrative and sales personnel as the business grows,

•	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enters new markets,

•	The cost of being a public company, and

•	Capital expenditures to add technologies.

In October 2012, the Company began to generate revenue. At August 31, 2014, the cash balance was $787,943. Operations have been funded by the following:

•	On January 17, 2013, the Company signed a promissory note with a lender in the principal amount of $750,000. The promissory note bears interest at a rate of 12% per annum.

•	During the period from March 2013 through February 2014, the Company entered into promissory notes with various parties in the aggregate principal amount of $425,000. The notes bear interest at the rate of 12% per annum.

•	During the year ended May 31, 2013, the Company entered into note agreements with various shareholders/directors/officers of the Company in the aggregate amount of $56,500. These notes are unsecured, bear interest at 5.0% and are due one year from the respective note date.

•	During the year ended May 31, 2013, the Company entered into an agreement under which it borrows money under an accounts receivable financing arrangement. The Company receives an advance of 90% of the face value of an eligible receivable. Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company. The borrowings carry interest at a rate of .025% per day (9% per annum). At August 31, 2014, $2,958,790 was recorded (including interest) to the accounts receivable financing liability.

•	During the year ended May 31, 2013, the Company completed a closing of a private offering for total gross proceeds of $1,050,000. Pursuant to a subscription agreement, the Company issued to the purchasers units each consisting of (i) 27,778 shares of common stock and (ii) a three year warrant to purchase 13,889 shares of common stock at an exercise price of $1.80 per share, for a purchase price of $25,000 per unit. In total, the Company sold 42 units totaling 1,166,676 common shares and 583,338 warrants.

In addition, on July 2, 2013 the Company completed a closing of a second private offering for total gross proceeds of $565,000. The terms of the second offering mirror the first offering. In the second offering, the Company sold 22.6 units totaling 627,783 common shares and 313,892 warrants.

•	On August 28, 2013, a related party loaned the Company $155,000 for short term obligations. This loan was non-interest bearing and was repaid on September 3, 2013.

•	During the year ended May 31, 2014, the Company issued promissory notes to four investors for a total of $340,000. The loans bear interest at 12% per annum and were due at the earlier of the completion of the Company’s $1.75 million bridge financing or 90 days from the date of the note. These notes were repaid in fiscal 2014.

•	During the year ended May 31, 2014 the Company raised $1,655,000 in the form of convertible promissory notes relating to its $1.75 million bridge financing. The loans bear interest at 12% per annum and are due within 10 days following the closing of a $10 million private placement financing or February 28, 2014 (the “Maturity Date”). In April 2014, the Company converted $1,655,000 of principal and $72,044 of interest and issued 1,727,044 shares (1,655,000 relating to principal and 72,044 relating to accrued interest).

•	Through February 28, 2014, in connection with the Company’s private placement offering of units for up to $10,000,000 the Company raised $9,144,000 for a total of 365.76 units. Each unit consisting of (i) 25,000 shares of common stock priced at $1.00 per share and (ii) warrants to purchase 12,500 shares, at an exercise price of $2.00 per share. In connection with such unit offering, as of May 31, 2014, the Company issued a total of 9,144,000 shares of common stock and 4,572,000 warrants. On March 13, 2014, the Company successfully completed the sale of the remaining unit offering of the maximum amount of $10,000,000.

•	From April 2014 through June, 2014, the Company also conducted a note offering, whereby the Company raised $1,700,000 through the issuance of short-term 12% convertible promissory notes. The purchasers of the short-term 12% convertible promissory notes received an aggregate of 325,000 shares of restricted common stock as additional consideration. During the quarter ended August 31, 2014, the Company repaid $300,000 in cash and converted $600,000 into 400,000 shares. The balance at August 31, 2014 was $800,000.

•	In April 2014, the Company commenced its Bond Offering of 12% Convertible Bonds with certain accredited investors. Through May 31, 2014, the Company issued Bonds for an aggregate of $2,998,500. The purchasers of the 12% Convertible Bonds received an aggregate of 299,850 shares of restricted common stock as additional consideration. On July 29, 2014, the company completed the Bond Offering for an aggregate of $4,058,500.

•	In June, July and August, 2014, the Company issued promissory notes in the amount of $655,000. The promissory notes were non-interest bearing and due upon demand. The Company issued 34,500 shares to the note holders as additional consideration. During the quarter ended August 31, 2014, the Company repaid $405,000 in cash. The balance at August 31, 2014 was $150,000.

•	In July and August 2014, the Company issued promissory notes to Sterling National bank for consideration totaling $625,000. These notes bear interest at 18% per annum and are due upon demand. During the quarter ended August 31, 2014, the Company repaid $450,733 in cash. The balance at August 31, 2014 was $174,267. These notes were paid in full in September 2014.

•

On August 22, 2014, the Company commenced its Series B Bond Offering of 12% Convertible Series B Bonds with certain accredited investors. On October 3, 2014, the Company issued Bonds for an aggregate of $475,000 to five (5) accredited investors. (See Note 14 to the financial statements with this Quarterly Report). As a result, the Company issued 47,500 as equity consideration to the bondholders. In addition, the Company issued 2,850 to the placement agent for services rendered.

•

On October 15, 2014, certain Series A bond holders elected to convert a portion of the outstanding Series A Bonds totaling $3,253,500 in principal and $165,539 in accrued interest into 3,419,039 shares of Common Stock at a rate of $1.00 per share. In addition, the conversion included warrants exercisable until October 15, 2017 at $2.00 per share of Common Stock for a total of 1,709,520 warrants.

•

On October 15, 2014, the Company converted the remaining outstanding Series A Bonds totaling $805,000 in principal and $42,381 in accrued interest into 564,921 shares of common stock at a rate of $1.50 per share.

Currently, we do not have sufficient working capital to fund the expansion of our operations or provide working capital necessary for on-going operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow the company. Therefore, our future operations will be dependent on our ability to secure additional financing. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for to the next twelve (12) months. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our Common Stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Currently, dilutive common share equivalents totaling 15,811,334 shares consisting of shares issuable upon the conversion of existing convertible notes and the exercise of stock options and warrants. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Operating activities

For the three (3) months ended August 31, 2014, net cash used in operations of $1,977,786 was primarily attributable to the net loss of $4,663,398 offset by changes in operating assets and liabilities totaling $2,685,611, which primarily relates to accounts receivable of $2,038,605, prepaid expenses of $98,101, deferred finance costs of $147,095, other assets of $6,869, accounts payable and accrued expenses of $700,613, accounts payable and accrued expenses – related parties of $43,580, accrued payroll and taxes of $425,632 and other current liabilities of $36,388, non-cash adjustments to depreciation and amortization totaling $3,720,064 and share based compensation totaling $147,204. For the three (3) months ended August 31, 2013, net cash used in operations of $409,474 was primarily attributable to the net loss of $427,491 offset by adjustments totaling $18,017, which primarily relates to increase in accounts receivable of $76,322, increase in prepaid expenses of $4,508, net increase in accounts payable – related parties, accounts payable and accrued expenses of $30,947, non-cash adjustments of $65,233 of depreciation and amortization and share based compensation totaling $2,667.

Investing activities

For the three (3) months ended August 31, 2014, net cash flows used in investing activities was $1,489,874 and was attributable to the purchase of fixed assets of $53,844, $1,308,009 due to sellers of acquisitions and the payments of $128,021 made for the earn-out agreement relating to the acquisition of Cyber 360 on April 26, 2013 and CSI on November 3, 2013. For the three (3) months ended August 31, 2013, net cash flows used in investing activities was $65,040 and was attributable to the payment made for the earn-out agreement relating to the acquisition of Cyber 360 on April 26, 2013.

Financing activities

For the three (3) months ended August 31, 2014, net cash flows provided by financing activities totaled $1,624,046 and was attributable to proceeds relating to accounts receivable financing of $2,142,330, proceeds of $100,000 from the issuance of convertible promissory notes, proceeds of $1,280,000 from the issuance of promissory notes and proceeds of $1,060,000 from the issuance of Series A convertible bonds. In addition, the Company repaid $300,000 in convertible notes and repaid $1,350,275 in promissory notes. For the three (3) months ended August 31, 2013, net cash flows provided by financing activities totaled $442,549 and was attributable to proceeds relating to accounts receivable financing of $72,549, proceeds of $155,000 from a shareholder and $215,000 relating to proceeds from the sale of Common Stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 3 to our unaudited consolidated financial statements for the fiscal quarter ended August 31, 2014 contained herein.

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

Change in Internal Control over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended August 31, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1)	Lack of segregation of duties

As of the date of filing of this Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On May 22, 2014, NewCSI Inc., (“NCSI”) the former owners of Control Solutions International, filed a claim in the U.S. District Court for the Western District of Texas, Austin Division, against the Company alleging a breach of the terms of the CSI Stock Purchase Agreement dated August 14, 2013. NCSI claims that the Company breached a provision of the CSI Purchase Agreement which required the Company to calculate within 90 days after December 31, 2013 and pay NCSI 50% of certain “Deferred Tax Assets”. Per the claim, NCSI seeks to accelerate the earn-out payment provided for in the SPA in the amount of $1.4 million plus $154,433 representing a Deferred Tax Assets claim, together with other unspecified damages and legal fees. The Company filed an Answer denying the material allegations in the plaintiff’s complaint and interposing numerous affirmative defenses. The action is currently pending and is in the early stages of discovery. On October 8, 2014, NCSI filed a Motion of Summary Judgment. The Company intends to oppose the motion and intends to aggressively defend itself against this claim which the Company believes are not meritorious.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2014 the Company completed the first closing of its Series B Bonds offering. The Company issued Series B Bonds for an aggregate of $475,000 to five (5) accredited investors. As a result, the Company issued 47,500 shares of Common Stock as consideration to the bondholders. In addition, the Company issued 2,850 shares of Common Stock to the placement agent for services rendered. The Series B Bonds and equity consideration issued in the Series B Bond Offering qualified for an exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of the securities by the Company did not involve a “public offering”.

On October 15, 2014, certain Series A bond holders elected to convert under the favorable conversion terms a portion of the outstanding Series A Bonds, $3,253,500 in principal and $165,539 in accrued interest, into 3,419,039 shares of Common Stock and 1,709,520 warrants exercisable until October 15, 2017 at $2.00 per share of Common Stock. In addition, pursuant to the October 15, 2014 Maturity Date as outlined in the terms of the Series A Bond Purchase Agreement, the Company has converted the remaining outstanding Series A Bonds totaling $805,000 in principal and $42,381 in accrued interest into 564,921 shares of Common Stock at a rate of $1.50 per share.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

Date: October 20, 2014	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: October 20, 2014	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Jeff R. Mitchell
Jeff R. Mitchell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

