Form 10-Q
period 2014-11-30
Staffing 360 Solutions, Inc.
filed 2015-01-20
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

As of January 20, 2015, there were 41,690,965 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2014	2014
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$1,286,802	$1,324,711
Accounts receivable, net	18,815,843	17,036,267
Deferred financing, net	126,804	342,745
Prepaid expenses and other current assets	694,139	881,326
Total Current Assets	20,923,588	19,585,049

Property and equipment, net of accumulated depreciation	495,900	454,606
Goodwill	8,399,786	8,318,637
Intangible assets, net	11,788,924	13,803,305
Other assets	1,594,106	1,523,585
Total Assets	$43,202,304	$43,685,182

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$8,897,946	$5,459,175
Accounts payable and accrued expenses - related parties	115,834	136,914
Accrued payroll and taxes	3,741,210	3,803,613
Convertible notes payable, net	800,000	620,172
Promissory notes	1,169,844	1,578,291
Earn out liability	922,161	850,216
Accounts receivable financing	13,739,614	11,260,207
Bonds payable	1,322,164	1,499,660
Due to sellers	-	1,347,215
Other current liabilities	71,440	188,048
Total Current Liabilities	30,780,213	26,743,511

Earn out liability - long term	1,596,567	1,916,212
Promissory notes - long term	1,417,268	4,406,049
Total Liabilities	33,794,048	33,065,772

Stockholders' Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of November 30, 2014 and May 31, 2014, respectively	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized; 39,882,730 and 32,950,537 shares issued and outstanding as of November 30, 2014 and May 31, 2014, respectively	398	329
Additional paid in capital	38,587,947	26,411,211
Accumulated other comprehensive loss	(24,914)	(37,549)
Accumulated deficit	(29,954,267)	(16,337,118)
Total Staffing 360 Solutions, Inc. Stockholders' Equity	8,609,164	10,036,873
Non-controlling interest	799,092	582,537
Total Equity	9,408,256	10,619,410
Total Liabilities and Stockholders' Equity	$43,202,304	$43,685,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Net Sales	$67,377,355	$3,306,982	$33,937,982	$1,963,607

Cost of Sales	55,371,315	2,282,757	27,841,756	1,332,148

Gross Profit	12,006,040	1,024,225	6,096,226	631,459

Operating Expenses:
Salaries and wages	8,427,168	724,459	4,379,870	446,245
Professional fees	1,674,013	811,614	758,118	615,070
Consulting fees - Related parties	289,924	270,000	103,166	153,750
Depreciation and amortization	1,392,252	163,873	697,065	98,640
General and administrative expenses	2,637,061	698,273	1,142,744	548,047
Impairment of Intangibles	703,222	-	703,222	-
Operating expenses - Restructuring	868,207	-	868,207	-
Total Operating Expenses	15,991,847	2,668,219	8,652,392	1,861,752

Loss From Operations	(3,985,807)	(1,643,994)	(2,556,166)	(1,230,293)

Other Income (Expenses):
Interest expense	(981,276)	(43,178)	(523,065)	(29,388)
Amortization of deferred financing	(509,308)	(34,331)	(157,938)	(34,331)
Amortization of beneficial conversion feature	(2,346,705)	(16,912)	(598,269)	(16,912)
Amortization of debt discount	(1,026,798)	(112,987)	(236,423)	(112,987)
Other income	160,693	-	108,672	-
Interest expense - Restructuring	(2,541,853)	-	(2,541,853)	-
Gain on settlement of debt - Restructuring	813,912	-	813,912	-
Modification expense - Restructuring	(3,082,447)	-	(3,082,447)	-
Loss Before Provision For Income Tax	(13,499,589)	(1,851,402)	(8,773,577)	(1,423,911)

Income tax benefit	98,995	-	36,381	-
Net Loss	$(13,400,594)	$(1,851,402)	$(8,737,196)	$(1,423,911)

Net income attributable to non-controlling interest	216,555	-	111,892	-
Net Loss Attributable To Staffing 360 Solutions, Inc.	$(13,617,149)	$(1,851,402)	$(8,849,088)	$(1,423,911)

Other Comprehensive Loss
Foreign exchange translation	12,635	-	30,424	-
Comprehensive Loss	$(13,387,959)	$(1,851,402)	$(8,706,772)	$(1,423,911)

Earnings Per Share - Basic And Diluted	$(0.39)	$(0.14)	$(0.25)	$(0.11)

Weighted Average Shares Outstanding - Basic And Diluted	34,517,702	13,154,016	35,759,487	13,441,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,400,594)	$(1,851,402)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	76,358	9,038
Amortization of intangible assets	1,311,159	154,835
Amortization of deferred finance costs	509,308	34,331
Amortization of debt discount	1,026,803	112,987
Amortization of beneficial conversion feature	2,346,700	16,912
Change in fair value of goodwill	(81,149)	-
Impairment of Intangibles	703,222	-
Stock based compensation	456,305	5,334
Warrants issued as interest to noteholders	1,348,536	-
Modification expense	3,082,447	-
Gain on settlement of debt	(813,912)	-
Interest paid in common stock	273,879	-
Changes in operating assets and liabilities:
Accounts receivable	(1,779,576)	(185,992)
Prepaid expenses	187,187	(23,979)
Other assets	(70,521)	-
Accounts payable and accrued expenses	3,045,137	720,695
Accounts payable - related parties	(21,080)	(152,945)
Accrued payroll and taxes	(62,403)	-
Other current liabilities	(116,608)	-
Deferred finance	(265,535)	(184,600)
NET CASH USED IN OPERATING ACTIVITIES	(2,244,337)	(1,344,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition - payments due to seller	(1,347,215)	-
Payment towards earn out	(255,980)	(142,255)
Purchase of fixed assets	(117,652)	(1,091)
Cash paid for purchase of subsidiary	-	(1,263,823)
NET CASH USED IN INVESTING ACTIVITIES	(1,720,847)	(1,407,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	1,555,000
Repayment of convertible notes payable	(300,000)	-
Proceeds from promissory notes payable	1,455,000	340,000
Repayment of promissory notes	(1,858,027)	(300,000)
Proceeds from accounts receivable financing	2,479,407	927,265
Proceeds from pipe financing	-	215,000
Proceeds from sale of bonds	2,041,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,917,880	2,737,265

NET DECREASE IN CASH	(47,304)	(14,690)

Effect of variation of exchange rate on cash held in foreign currency	9,395	-

CASH - beginning of period	1,324,711	262,822

CASH - end of period	$1,286,802	$248,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$102,958	$3,189
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Intangible asset	$-	$1,433,730
Goodwill	$-	$765,879
Common stock issued in connection with purchase of subsidiary	$-	$119,000
Assets acquired from purchase of subsidiary	$-	$1,392,509
Liabilities assumed from acquisition	$-	$(144,871)
Conversion of accounts payable to common stock	$32,870	$87,500
Conversion of a convertible note payable	$600,000	$50,000
Earn out liability	$-	$2,100,000
Common stock issued to placement agent	$27,832	$-
Beneficial conversion feature in relation to issuance of debt	$667,941	$-
Debt discount in relation to issuance of debt	$416,230	$-
Conversion of accrued interest to common stock	$193,023	$4,284
Conversion of convertible bonds	$3,528,500	$-
Conversion of Initio promissory notes	$2,994,202	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”), which changed its name to Staffing 360 Solutions, Inc., trading symbol “STAF”, on March 16, 2012.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly owned subsidiary, incorporated in the State of Nevada, which had operations for a short period of time. In February 2014, Staffing Alliance ceased operations.

On April 26, 2013, the Company purchased all of the issued and outstanding common stock (the “TRG Acquisition”) of The Revolution Group, Ltd. (“TRG”), a Massachusetts corporation. The aggregate consideration paid for the TRG Acquisition was approximately $2.5 million, payable in cash at closing, common stock and a percentage of future gross profits from TRG. TRG is now a wholly owned subsidiary of the Company and operates under the name “Cyber 360, Inc.”. (See Note 14 - Acquisitions).

On June 28, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada (the “2013 Amendment”), whereby increasing the authorized number of common stock shares from 75,000,000 to 200,000,000. This amendment also allowed the Company to issue up to 20,000,000 shares of Preferred Stock.

On November 4, 2013, the Company purchased all of the issued and outstanding common stock (the “CSI Acquisition”) of Control Solutions International, Inc. (“CSI”), a Florida corporation and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid for the CSI Acquisition was approximately $3.5 million, payable in cash at closing, common stock and a percentage of future gross profits from CSI and CCSI. CSI is now a wholly owned subsidiary of the Company. (See Note 14 - Acquisitions).

On January 3, 2014, the Company purchased all of the issued and outstanding common stock (the “Initio Acquisition”) of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales, and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”).  The aggregate consideration paid for the Initio Acquisition was approximately $13.29 million, payable in cash at closing, common stock and promissory notes. Initio and its Subsidiaries are now wholly owned subsidiaries of the Company. Subsequently, certain Initio shareholders were appointed to the Company’s Board of Directors, entered into employment agreements with the Company, and Initio was renamed Staffing 360 Solutions Limited (“Staffing UK”). (See Note 14 - Acquisitions).

Initio is a U.K. domiciled full-service staffing company with established brands in the United Kingdom and United States. Initio’s U.K. division, Longbridge, was established in 1989 as an international multi-sector recruitment company with a long successful history of catering to the sales and marketing, technology, legal and IT solutions sectors. Initio’s U.S. division, Monroe, was established in 1969 as a full-service consulting and staffing agency serving companies ranging from Fortune 100 to new start-up organizations. Monroe has fifteen (15) offices throughout Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina.

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing UK, purchased substantially all of the business and certain assets, including but not limited to contracts, business information, records, book debt and goodwill (the “Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). All subsequent business activity from this acquisition is under a Staffing UK subsidiary. The aggregate consideration paid for the Poolia Acquisition was £500,000 (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Poolia Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid in cash at closing. Subsequent to closing, the balance of the NAV Consideration was paid to Poolia UK Ltd. for total consideration of $1,626,266. (See Note 14 - Acquisitions)

On May 17, 2014, the Company purchased all of the issued and outstanding common stock of PeopleSERVE, Inc., a Massachusetts corporation (“PSI”), and forty-nine percent (49%) of the issued and outstanding common stock of PeopleSERVE PRS, Inc., a Massachusetts corporation (“PRS”, together with PSI, collectively the “Acquired Companies” or “PS”), pursuant to a Stock Purchase Agreement (the “PS Purchase Agreement”) dated May 17, 2014. The aggregate consideration (the “PS Purchase Price”) paid for the Acquired Companies was approximately $8.4 million based upon a formula in the PS Purchase Agreement. Prior to closing, the Company was provided a certificate setting forth the seller’s good faith estimate of (i) the Purchase Price (the “Estimated Purchase Price”), including the calculation of the Adjusted EBITDA of each Acquired Company for the twelve (12) fiscal months period ending April 26, 2014, and (ii) the Net Working Capital. (See Note 14 - Acquisitions).

At closing, the Company paid the PS Purchase Price as follows: (i) cash of approximately $2.7 million; and (ii) 1,127,365 common stock shares based on the market closing price on the date of purchase of $1.93 for a total fair value of approximately $2.2 million; and (iii) an unsecured promissory note in the amount of approximately $2.4 million; and (iv) the seller was entitled to all of the Acquired Companies’ Net Working Capital as of the Closing Date, approximately $1.1 million. Further, the PS Purchase Price was subject to a post-closing PS Purchase Price adjustment, based on audited financial statements for each of the Acquired Companies. Subsequently, the Company prepared and delivered to seller a certificate that set forth the Company’s determination of the: (i) PS Purchase Price, including the calculation of the Adjusted EBITDA of each Acquired Company for the audited period; and (ii) calculation of the Net Working Capital. Based on this certificate, the Company and seller agreed there was no post-closing PS Purchase Price adjustment required.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  As of November 30, 2014, the Company had a working capital deficiency of $9,856,625 and had an accumulated deficit of $29,954,267. For the six (6) months ended November 30, 2014, the Company had a net loss and net cash used in operations of $13,400,594 and $2,244,337, respectively.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Currently, the Company does not have sufficient working capital to fund the continuation or expansion of its ongoing operations and obligations. The Company will need to raise significant additional capital to fund its operating expenses, pay its obligations, and acquire additional entities. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through additional debt and equity financings to fund working capital and additional acquisitions, increasing gross margin by driving organic sales growth and strategic acquisitions, and reducing operating and overhead costs. The Company anticipates it will require $5.0 million over the next twelve (12) months for working capital purposes. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon management’s ability to successfully secure additional sources of financing and attain profitable operations.  Further, management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve (12) months or thereafter will not increase the need to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. (See Note 15 – Subsequent Events)

If management is unsuccessful in the execution of the aforementioned plan to address issues which create substantial doubt about its ability to continue as a going concern, the Company may be forced to take one of the following actions:

•	Liquidate its assets at distressed prices; and/or
•	File for reorganization; and/or
•	File for bankruptcy protection.

Any of the above scenarios will decrease stockholder value significantly and may result in the value of the Company’s securities becoming worthless.

Restructuring Plan and Implementation:

During the first and second quarters of fiscal 2015, the Company conducted a thorough review and evaluation of its business operations and strategies, the forecast for the staffing industry, and the business environment in general. The Company concluded that it was imperative to take immediate action to reduce short and medium-term debt service obligations, consulting/advisory agreements, employment costs and other corporate commitments that were overburdening the Company’s working capital and ability to fund continuing business operations, raise additional equity capital and/or debt, and execute its business plan. As such, on September 3, 2014, the Company formally established a Restructuring Committee, comprised of a Chairman and four (4) others selected from its Board of Directors to evaluate and formalize a Restructuring Plan. The Restructuring Plan was presented and adopted by the Board of Directors on September 3, 2014. While management plans to pursue each of the initiatives of the Restructuring Plan, some of the initiatives are contingent upon third parties’ acceptance of the restructuring terms and may not be fully achieved.

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The Restructuring Plan approved by the Board of Directors authorized management to approach existing debt holders with this proposal. The Company has offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations. The Company contemplates exchanging equity with a fair value in excess of the aggregate amount of debt being extinguished. Upon execution of all necessary agreements, the Company plans on recognizing a loss on the proposed transaction. In accordance with ASC 470-40-2, the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in the period of extinguishment as losses or gains. Gains and losses shall not be amortized to future periods. The modification expense will be measured at fair value on the date of the agreement and be recorded in accordance with ASC 470-40-2; and

o	Notes Payable and Other Debt obligations: The Restructuring Plan was to offer a meaningful incentive to the outstanding Notes Payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment.

o	Modification of Series A Bonds: The Restructuring Plan was to modify the terms of the Series A Bonds conversion price from $1.50 to $1.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest to common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash.

o	Modification of Series B Bonds: The Restructuring Plan was to modify the terms of the Series B Bonds conversion price from $1.50 to $1.20 with the intention of providing a meaningful incentive for the Series B Bond holders to convert the principal and interest to common stock by the maturity date of September 15, 2015, rather than to redeem for cash.

o	Earn-out Liabilities: The Restructuring Plan was to offer a meaningful incentive to the Earn-out liability holders to convert their contingent future payments to common stock rather than cash payments.

•	Operational and Corporate commitments: The Restructuring Plan approved by the Board of Directors authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with the restructuring. In accordance with ASC 470-25-12, which states, a liability for costs to terminate a contract before the end of its term shall be recognized when the entity terminates the contract in accordance with the contract terms. These amounts will be recorded in the operating section of the Statement of Operations on a line item titled Reorganization of Business Expenses and a liability for the amount owed on the balance sheet.

o	Consulting Agreements: The Company plans to cancel various on-going consulting agreements. As a result, the measurement date to record the expense will be the date upon deciding to cancel the agreement.

o	Employment: The Company plans to sever employment with some employees. As a result, the measurement date to record the expense will be the date upon agreeing to separate.

o	Restructuring Fees: The Company estimates the costs associated with this restructuring will be approximately $175,000. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs will be expensed as incurred.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) and three (3) months ended November 30, 2014 and 2013, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2014 and 2013, respectively, which are included in the Company’s May 31, 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 15, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) and three (3) months ended November 30, 2014 are not necessarily indicative of results for the entire year ending May 31, 2015.

Year End and Principles of Consolidation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, and are expressed in U.S. dollars. The Company’s consolidated fiscal year-end is May 31. Some of the Company’s subsidiaries have varying year-ends.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described below, the Company also consolidates PRS, an entity of which it owns forty-nine percent (49%), since the Company is deemed to be the primary beneficiary of this entity. All significant inter-company transactions are eliminated.

Variable Interest Entities

Current accounting guidance provides a framework for identifying a Variable Interest Entity (“VIE”) and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either: (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, or (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. On May 17, 2014, the Company purchased forty-nine percent (49%) of the issued and outstanding common stock of PRS. Pursuant to ASC 810, PRS is deemed to be a variable interest entity since the Company is the primary beneficiary of PRS. Accordingly, the Company consolidates the results of PRS.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation, impairment testing, earn out liabilities, stock-based compensation and deferred income tax assets valuation allowances. Estimates are based on estimates and assumptions on current facts, historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced may differ materially and adversely from estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the six (6) and three (3) months ended November 30, 2014 and 2013, respectively, include the valuation of intangible assets, including goodwill, liabilities associated with earn out obligations and testing of long-lived assets for impairment.

In recording the initial purchase accounting for previous acquisitions, estimates of the fair value of identifiable intangible assets and goodwill were reflected in the Company’s interim financial statements. Upon retaining the services of an independent valuation consultant, the allocations previously estimated were revised and the results of the independent valuation consultant were retroactively reflected in the Company’s consolidated financial statements for the fiscal year ended May 31, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at November 30, 2014 or 2013.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive collection effort. At November 30, 2014 and 2013, the Company had an allowance for doubtful accounts of $535,245 and $0, respectively.

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

The U.K. and Canadian entities file income tax returns in their respective jurisdictions.

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

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization expense of deferred financing costs for the six (6) and three (3) months ended November 30, 2014 and 2013 totaled $509,308 and $34,331 and $157,938 and $34,331, respectively.

Business Combinations

In accordance with Accounting Standards Codification 805 - Business Combinations ("ASC 805"), the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification 820 - Fair Value Measurements and Disclosures (“ASC 820”), the Company measures and accounts for certain assets and liabilities at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, and establishes a framework for measuring fair value and standards for disclosure about such fair value measurements.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2014 or 2013, with the exception of its Convertible Notes Payable (See Note 5 – Convertible Notes Payable), Promissory notes (See Note 6 – Promissory Notes), Series A Bonds Payable (See Note 7 – Bonds – Series A), Series B Bonds Payable (See Note 8 – Bonds – Series B) and Earn Out Liability (See Note 12 – Commitments and Contingencies).

Cash is considered to be highly liquid and easily tradable as of November 30, 2014 and 2013 and therefore classified as Level 1 within our fair value hierarchy.

Accounting Standards Codification 825-10-25, “Fair Value Option” (ASC 825-10-25) expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

Accounting standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, and (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, if an event is not within the entity’s control and may require a net cash settlement, then the contract shall be classified as an asset or a liability.

Revenue Recognition

Cyber 360, Inc.: The Company derives its revenues from three segments: contingent staffing, permanent placement staffing, and consulting. The Company recognizes revenue in accordance with ASC Topic 605-45 “Revenue Recognition – Principal Agent Considerations.” The Company records revenue on a gross basis. The Company has concluded that the gross reporting is appropriate because the Company (i) has the duty of identifying and hiring qualified employees, (ii) uses its judgment to select the employees and establish their price, and (iii) bears the risk for services that are not fully paid by the customers. Pursuant to the guidance of ASC 605, the Company recognizes revenue when an arrangement exists, services have been rendered, the purchase price is fixed or determinable and collectability is reasonable assured.

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

Control Solutions International Inc.: The Company recognizes revenues primarily on a time and materials basis as the services are performed and amounts are earned. The Company considers amounts earned once evidence of an arrangement has been obtained, services are rendered, fees are fixed or determinable, and collectability is reasonably assured.

•	Revenue earned in excess of billings are recorded as unbilled accounts receivable until billed. Billings in excess of revenues earned are recorded as advanced billings until revenue recognition criteria are met. Deposits and prepayments from customers are carried as deferred revenue until the requirements for revenue recognition are met.

•	Reimbursements, including those relating to travel, other out-of-pocket expenses and third-party costs, are not included in revenues. They are applied to Cost of Services resulting in Cost of Services reflecting the net amount of expenses not reimbursed by clients.

Staffing 360 Solutions (UK) Limited: The Company and its various subsidiaries, follow paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, and (ii) the services have been rendered to the customer, and (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

PeopleSERVE, Inc. and PeopleSERVE PRS, Inc.: The Company recognizes revenues from the sale of staffing services as the services are performed, along with related labor costs and payroll taxes. The Company recognizes revenue for permanent employee placements when contractual contingencies, generally the passage of time, are satisfied. The Company’s revenue recognition policies comply with ASC 605, “Revenue Recognition.” The Company is the primary obligor in its transactions, and has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and sets the billing rates of its consultants. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of ASC 605. Typically, contracts require clients to pay for out-of-pocket expenses, principally travel related expenses. Accordingly, revenue includes amounts billed for these costs and the cost of revenue includes the corresponding actual costs. The Company provides certain customers a five percent (5.0%) discount on certain contracts if paid within 30 days of the invoice date. Accounts receivable result from services provided to clients. The Company carries its accounts receivable at net realizable value. At the closing of the Company’s fiscal period, a portion of receivables may not be invoiced. These unbilled receivables are typically billed within thirty days of the close of the fiscal period.

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

Earnings (Loss) per Common Share

The Company utilizes the guidance per FASB Codification ASC 260 - Earnings per Share (“ASC 260”).  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of November 30, 2014 and 2013 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Six Months Ended November 30,
	2014	2013
Convertible Bonds - Series A	557,605	-
Convertible Bonds - Series B	833,117	-
Convertible promissory notes	572,020	1,555,000
Warrants	10,916,717	897,230
Options	2,425,000	-
Total	15,304,459	2,452,230

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computers	3-5 Years
Computer Equipment	3-5 Years
Network Equipment	3-5 Years
Software	3-5 Years
Office Equipment	3-7 Years
Furniture and Fixtures	3-7 Years
Leasehold Improvements	3-5 Years

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

Impairment of Long-Lived Assets

In accordance with ASC 360 - Property, Plant, and Equipment (“ASC 360”), we periodically review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. During the fiscal years 2015 and 2014, the Company impaired $0 and $2,700,255, respectively, of goodwill associated with the Cyber 360, Inc. and Control Solutions, Inc. acquisitions. The Company did not record any additional impairment of Goodwill during the six (6) months ended November 30, 2014.

Intangible Assets

In connection with the TRG Acquisition (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $1,054,801 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was amortized over fifteen (15) years. TRG customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At May 31, 2014, the intangible asset balance, net of accumulated amortization, was $823,567. Based upon the impairment analysis performed as of May 31, 2014, the Company fully impaired trade name, customer relationships and employment agreements/non-competes valued at $823,567. At November 30, 2014, the net intangible asset balance was $0.

In connection with the CSI Acquisition of CSI (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. CSI customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. The Company recorded amortization expense of $91,099 and $107,654 for the six (6) months ended November 30, 2014 and the year ended May 31, 2014, respectively. During the quarter ended November 30, 2014, the Company recorded amortization expense of $45,549. Based upon the impairment analysis performed as of May 31, 2014, the Company impaired trade name, customer relationships and employment agreements/non-competes in the amount of $10,025. Based upon the updated impairment analysis using the current operational performance of CSI as of November 30, 2014, the Company further impaired trade name, customer relationships and employment agreements/non-competes in the amount of $703,222. The intangible asset balance, net of impairment and accumulated amortization, at November 30, 2014 and May 31, 2014 was $0 and $794,321, respectively.

In connection with the acquisition of Staffing UK (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $10,311,465 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. Staffing UK customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At November 30, 2014 and May 31, 2014, the intangible asset balance, net of accumulated amortization, was $8,744,591 and $9,599,250, respectively.

In connection with the Poolia Acquisition (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years. Poolia customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At November 30, 2014 and May 31, 2014, the intangible asset balance, net of accumulated amortization, was $378,073 and $436,238, respectively.

In connection with the acquisition of PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. PS customer relationships were valued using the discounted replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on the actual selling costs incurred and allocated to new customer generation over the preceding four (4) years. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At November 30, 2014 and May 31, 2014, the intangible asset balance, net of accumulated amortization, is $2,666,259 and $2,973,497, respectively.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. The standard permits the use of either a retrospective or modified retrospective (cumulative effect) transition method. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	November 30, 2014	May 31, 2014
	(Unaudited)

Computer software	$109,096	$113,615
Office equipment	35,168	38,098
Computer Equipment	290,388	216,581
Furniture and fixtures	112,453	105,637
Website	59,434	32,117
Leasehold improvements	45,254	28,093
Total Cost	651,793	534,141
Accumulated depreciation	(155,893)	(79,535)
Total	$495,900	$454,606

Depreciation and amortization expense for the six (6) and three (3) months ended November 30, 2014 and 2013 was $76,358 and $9,038 and $37,908 and $6,288, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

During the year ended May 31, 2014, notes which were originally issued in fiscal year 2013 amounting to $50,000 and related interest of $4,274 were converted into common stock shares of 111,111 and 9,498, respectively.

From April 21, 2014 through May 27, 2014, the Company raised $950,000 from two (2) accredited investors through the issuance of five (5) short-term, twelve percent (12%), convertible promissory notes.  The holders of these notes received an aggregate of 190,000 common stock shares.  These notes had varying maturity dates.

•	On July 14, 2014, the Company amended and restated one of the five (5) aforementioned promissory notes in the amount of $250,000. The Company repaid $150,000 and the remaining balance of $100,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. This note holder received 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share.

•	On July 14, 2014, the Company amended and restated one of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder received 2,500 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share.
•	On July 31, 2014, the Company amended and restated one of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder received 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share.
•	On July 31, 2014, the Company amended and restated one of the five (5) aforementioned promissory notes in the amount of $100,000. The balance of $100,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder received 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share.
•	On July 31, 2014, the Company amended and restated one of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder received 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share.

From May 14, 2014 through May 19, 2014, the Company raised $600,000 from five (5) accredited investors through the issuance of five (5) short-term twelve percent (12%) convertible promissory notes. These notes were payable upon the earlier of the (i) completion of the Company’s Series A Bond offering, or (ii) completion of the Company’s senior debt facility, or (iii) July 14, 2014.  These note holders received an aggregate of 120,000 common stock shares.  These holders were entitled to convert, at their sole election, the principal amount and any unpaid interest into common stock shares at $1.50 per share.  On July 14, 2014, all five (5) of these holders converted $600,000 of principal into 400,000 common stock shares and $11,868 of unpaid interest into 7,912 common stock shares.

On May 27, 2014, the Company raised $50,000 from one (1) accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. This note was payable upon the earlier of the (i) completion of the Company’s Series A Bond offering, or (ii) completion of the Company’s senior debt facility, or (iii) July 12, 2014. The note holder received 10,000 common stock shares.  The note holder was entitled to convert, at his sole election, the principal amount and any unpaid interest into common stock shares at $1.50 per share.  On July 25, 2014, the Company repaid this note, including all unpaid interest.

In connection with the above notes, and pursuant to that certain placement agent agreement, dated January 23, 2014, between the Company and a placement agent (the “Agent”), the Company paid the Agent $5,000 and issued 1,000 common stock shares in connection with the introduction of the investor.

On June 22, 2014, the Company raised $100,000 from one (1) accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. This note was payable upon the earlier of the (i) completion of the Series A Bond Offering, or (ii) completion of the Company’s senior debt facility, or (iii) eight (8) weeks from the original issuance date. The note holder received 20,000 common stock shares. The holder was entitled to convert, at his sole election, the principal amount and any unpaid interest due under the note into common stock shares at $1.50 per share. In August 2014, this note was repaid in full. The Company recorded a debt discount of $28,876 and a beneficial conversion feature of $64,210 for the issuance of the 20,000 common stock shares.

	November 30,	May 31,
	2014	2014
	(Unaudited)

Beginning balance	$1,600,000	$50,000
Proceeds	100,000	1,600,000
Fair value of common stock issued for conversion of convertible notes payable	-	(50,000)
Repayment of loans	(300,000)	-
Conversion of loans	(600,000)	-
Debt discount for restricted stock and beneficial conversion feature for convertible notes payable – net of accumulated amortization of $1,414,155 and $341,241, respectively	-	(979,828)
Net balance	$800,000	$620,172

For the fiscal year ended May 31, 2014, the Company issued 320,000 common stock shares associated with the above notes. The Company recorded a debt discount of $442,035 with associated amortization of $116,289 and a beneficial conversion feature of $879,035 with associated amortization of $224,952 for the issuance of the 320,000 common stock shares. At May 31, 2014, the net outstanding loan balance, net of the remaining debt discount of $979,825, was $620,172.

Cumulatively, the Company recorded $470,911 in debt discount and a total beneficial conversion feature of $943,244 in relation to the above notes. In addition, the Company recorded amortization totaling $1,414,155.  The Company received proceeds of $100,000, repaid principal of $300,000 and converted $600,000 of principal.  As of November 30, 2014, the debt discount and beneficial conversion feature were fully amortized resulting in a net loan balance of $800,000.

For the six (6) and three (3) months ended November 30, 2014, the Company recorded amortization totaling $1,072,914 and $0, respectively.

NOTE 6 – PROMISSORY NOTES

Promissory notes – short-term consisted of the following:

	November 30,	May 31,
	2014	2014
	(Unaudited)

Beginning balance	$-	$-
Proceeds	1,455,000	340,000
Payments	(1,130,000)	(340,000)
Debt discount (Net of accumulated amortization of $89,706 and $61,026, respectively)	-	-
Promissory notes – Staffing UK – current portion	55,689	789,136
Promissory notes – PeopleSERVE – current portion	789,155	789,155

Total Promissory notes – short-term	$1,169,844	$1,578,291

Promissory notes – long-term consisted of the following:

	November 30,	May 31,
	2014	2014
	(Unaudited)

Promissory notes – Staffing UK
Beginning balance	$3,616,874	$3,964,940
Payments	(333,448)	(348,066)
Reclassified to Accounts payable and accrued expenses	(1,114,772)	-
Conversions	(1,879,430)	-
	289,224	3,616,874
Less current portion	(55,689)	(789,136)
	233,535	2,827,738

Promissory note – PeopleSERVE
Beginning balance	2,367,466	2,367,466
Payment	(394,578)	-
	1,972,888	2,367,466
Less current portion	(789,155)	(789,155)
	1,183,733	1,578,311

Total Promissory notes – long-term	$1,417,268	$4,406,049

Promissory notes - short-term:

Pursuant to the promissory note agreements dated September 27, 2013, October 18, 2013 and October 28, 2013, the Company issued notes in the amount of $40,000, $200,000 and $100,000, respectively. The promissory notes bear interest at the rate of twelve percent (12%) per annum and were due at the earlier of the completion of the Company’s $1.5 million bridge financing or 90 days from the date of the note. As additional consideration, the note holders received an aggregate of 25,000 common stock shares for each $100,000 invested or a prorated portion thereof. The Company issued 85,000 common stock shares. The Company recorded a debt discount of $61,026 and amortization of $61,026. On November 12, 2013 and November 19, 2013, the Company re-paid $300,000 in principal and $3,189 in interest. On March 21, 2014, the Company repaid $40,000 in principal and $1,933 in interest. As of May 31, 2014, these notes were paid in full.

In June, 2014, the Company issued a promissory note in the amount of $100,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note was non-interest bearing and due upon demand. The Company issued 5,000 common stock shares to the note holder as additional consideration. This note was paid in full in June 2014.

In July 2014, the Company issued three (3) non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first note was issued on July 16, 2014 to a company owned by Alfonso J. Cervantes, a former employee, Vice Chairman, President and Secretary of the Company, in the amount of $30,000. This note was paid in full on July 25, 2014. The second note was issued on July 17, 2014 to Jeff Mitchell, the Company’s CFO, in the amount of $150,000. The Company issued 10,000 common stock shares to Mr. Mitchell as additional consideration. This note was paid in full on July 25, 2014. The third note was issued on July 8, 2014 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member, in the amount of $100,000. The Company issued 7,000 common stock shares to the note holder as additional consideration. This note was paid in full on July 29, 2014.

In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note was due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note was paid in full on August 28, 2014.

In July and August 2014, the Company issued promissory notes to Sterling National bank totaling $625,000. These notes bore interest at eighteen percent (18%) per annum and was due upon demand. These notes and interest of $7,277 were paid in full on or before October 3, 2014.

In August 2014, the Company issued a twelve percent (12%) interest bearing promissory note in the amount of $150,000 to Barry Cervantes, a brother of a former employee, Vice Chairman, President and Secretary of the Company, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 15,000 common stock shares to Barry Cervantes as additional consideration. This note remains outstanding at November 30, 2014.

On September 2, 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note is due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note remains outstanding at November 30, 2014.

On September 15, 2014, the Company issued a non-interest bearing promissory note in the amount of $50,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note is due upon demand. The Company issued 2,500 common stock shares to the note holder as additional consideration. This note remains outstanding at November 30, 2014.

As a result of the 54,500 common stock shares issued as additional consideration above, the Company recorded at the time of issuance a debt discount of $89,706. Since these notes are due on demand, the debt discount was fully amortized at the time of issuance.

Promissory notes – long-term:

Staffing 360 Solutions (UK): Pursuant to the purchase of Staffing 360 Solutions (UK), the Company executed and delivered three (3) year promissory notes (the “Initio Promissory Notes”) in the aggregate principal amount of $3,964,949 to the shareholders of Staffing 360 Solutions (UK). Each Initio Promissory Note bears interest at the rate of six percent (6%) per annum and amortizes straight line over five (5) years. As of November 30, 2014, the Company has paid $681,514 in principal ($348,066 during the year ended May 31, 2014 and $333,448 during the six (6) months ended November 30, 2014). On November 30, 2014, eleven (11) noteholders converted an aggregate principal amount of $2,994,202 and interest of $296,243 into (i) 3,290,446 common stock shares (at the rate of $1.00 per share), and (ii) warrants to purchase 3,619,495 common stock shares at $1.25 per share, exercisable for ten (10) years from the date of conversion. From this conversion, 2,065,379 common stock shares and 2,271,919 warrants were issued on November 30, 2014. The remaining, 1,225,066 common stock shares and 1,347,576 warrants, will be issued on January 2, 2015. At November 30, 2014, the common stock and warrants being issued on January 2, 2015 were reflected by reclassifying the Promissory notes payable liability of $1,225,066 to Accrued Expenses, expensing interest of $296,243 (reduction of Accrued Interest of $22,188 and Interest restructuring expense of $274,055), and recording a gain on settlement of debt restructuring charge of $822,282 for the conversion at $1.00, which was above the current market price.

Additionally, at November 30, 2014, one (1) noteholder agreed to defer payments due under his Note in the amount of $81,344, principal of $61,827 and interest of $19,516, for a period of fifty-four (54) months in exchange for the issuance of 40,672 common stock shares valued at $30,508 and properly accrued. The Company recorded an interest restructuring charge of $13,399 associated with the deferral.

The remaining principal balance outstanding is $289,224. During the six (6) and three (3) months ended November 30, 2014, the Company recorded $104,178 and $49,186 of interest expense, respectively and paid accrued interest totaling $89,104 and $35,310, respectively.

The future payments related to the Initio Promissory notes are as follows:

Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2015	$27,845	2015	$55,689
2016	55,689	2016	55,689
2017	143,863	2017	116,019
Thereafter	61,827	Thereafter	61,827
Total	$289,224	Total	$289,224

Brendan Flood, a related party and the Company’s Executive Chairman, was a shareholder of Staffing 360 Solutions (UK), and was issued a three (3) year promissory note. Mr. Flood’s portion of the $3,964,949 aggregate principal amount totaled $2,064,880. Mr. Flood has been paid $378,561 in principal and $98,290 in interest since inception through November 30, 2014. On November 30, 2014, Mr. Flood converted the remaining Promissory note principal, $1,720,733, and interest through maturity, $170,248, into (i) 1,890,981 common stock shares (at the rate of $1.00 per share), and (ii) warrants to purchase 2,080,080 common stock shares at the price of $1.25 per share, exercisable for ten (10) years from the date of conversion. Thus, satisfying this note in full as of November 30, 2014.

Matt Briand, a related party and the Company’s Chief Executive Officer, was a shareholder of Staffing 360 Solutions (UK) and was issued a three (3) year promissory note. Mr. Briand’s portion of the $3,964,949 aggregate principal amount totaled $1,115,144. Mr. Briand has been paid $204,443 in principal and $52,987 in interest since inception through November 30, 2014. On November 30, 2014, Mr. Briand converted the remaining Promissory note principal, $929,287, and interest through maturity, $91,943, into (i) 1,021,230 common stock shares (at the rate of $1.00 per share), and (ii) warrants to purchase 1,123,353 common stock shares at the price of $1.25 per share, exercisable for ten (10) years from the date of conversion. The conversion was effective as of November 30, 2014 with the common stock shares and warrants to be issued and dated January 2, 2015. At November 30, 2014, the note payable balance was reclassified to Accrued Expense on the accompanying consolidated balance sheets.

Promissory note - PeopleSERVE: Pursuant to the purchase of PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. the Company executed and delivered to the shareholder, Linda Moraski, a three (3) year promissory note (the “PS Promissory Note”) in the principal amount of $2,367,466. Ms. Moraski continues serving as President and Chief Executive of PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. The PS Promissory Note bears interest at the rate of six percent (6%) per annum and is amortized straight line over five (5) years. As of November 30, 2014, the Company has paid $394,578 in principal. The remaining principal balance is $1,972,888.

Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2015	$394,578	2015	$789,155
2016	789,155	2016	789,155
2017	789,155	2017	394,578
Total	$1,972,888	Total	$1,972,888

For the six (6) and three (3) months ended November 30, 2014 and 2013, the Company’s interest expense for long-term notes amounted to $65,932 and $0 and $31,642 and $0, respectively. As of November 30, 2014 and May 31, 2014, accrued and unpaid interest under the long-term notes amounted to $71,381 and $5,448, respectively, and are included in accrued expenses on the accompanying consolidated balance sheets.

NOTE 7 – BONDS – SERIES A

Bonds – Series A consisted of the following:

	November 30,	May 31,
	2014	2014
	(Unaudited)

Beginning Balance	$2,998,500	$-
Proceeds	1,060,000	2,998,500
Debt discount for restricted stock and beneficial conversion – net of accumulated amortization of $2,545,445 and $369,334, respectively	-	(1,498,840)
Conversions	(3,528,500)
Bonds – Series A, net	$530,000	$1,499,660

From April 17, 2014 through May 31, 2014, the Company completed multiple closings of its best efforts private offering (the “Bond Financing”) of twelve percent (12%) Convertible Bonds (the “Convertible Bonds”) with certain accredited investors (the “Bond Purchasers”). Pursuant to purchase agreements with each of the Bond Purchasers (the “Bond Agreements”), the Company issued Convertible Bonds in the aggregate of $2,998,500. On or prior to the maturity date, October 15, 2014, of each of the Convertible Bonds, the Bond Purchasers must notify the Company whether the payment for the Convertible Bond was to be in cash or in comparably valued common stock. If no preference notification was delivered by the Bond Purchasers, the Company could make the determination. The Bond Purchasers may elect to convert the Convertible Bonds, including all unpaid coupon payments, at any time prior to the maturity date, into common stock shares, at a conversion price of $1.50 per share.

Each Bond Purchaser received additional equity consideration of 5,000 common stock shares for each $50,000 investment. Accordingly, the Company issued an aggregate of 299,850 common stock shares to the Bond Purchasers and recorded a debt discount of $488,176 and beneficial conversion of $1,379,997. At May 31, 2014, the principal amount outstanding was $2,998,500. Net of the remaining debt discount and beneficial conversion of $369,334, the remaining loan balance was $1,499,660.

From June 1, 2014 through July 29, 2014, the Company issued additional Convertible Bonds in the aggregate of $1,060,000.

Each Bond Purchaser received additional equity consideration of 5,000 common stock shares for each $50,000 investment. Accordingly, the Company issued an aggregate of 106,000 common stock shares to the Bond Purchasers and recorded a debt discount of $174,142 and beneficial conversion of $503,342. For the six (6) and three (3) months ended November 30, 2014, the Company recorded amortization totaling $2,176,325 and $784,783, respectively.

On July 29, 2014, the Company completed the Bond Financing. This Bond Financing raised an aggregate of $4,058,500 from seventy (70) accredited investors and issued an aggregate of 405,850 common stock shares. As part of the Series A Bond offering, the placement agent was entitled to: (i) a fee in cash up to an amount equal to ten percent (10%) of the aggregate gross proceeds, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds, and (iii) common stock shares equal to ten percent (10%) of the aggregate number of common stock shares issued. The placement agent was paid $487,020 and issued 12,100 common stock shares.

On or about September 10, 2014, the Company offered an early conversion incentive to all outstanding Convertible Bonds to convert principal and interest on or prior to the maturity date of October 15, 2014. The favorable conversion terms offered a discount from the original terms of $1.50 per common stock share with no warrants to conversion at $1.00 per common stock share and one (1) warrant exercisable until October 15, 2017 at $2.00 per common stock share for every $2.00 of principal and interest converted. The modification of conversion price from $2.00 to $1.00 resulted in the Company recording a modification expense of $1,976,775, including outstanding principal and interest. On October 15, 2014, certain Convertible Bondholders elected to convert a portion of the outstanding Convertible Bonds under the favorable conversion terms totaling $3,528,500 in principal and $181,155 in accrued interest into 3,709,687 common stock shares and 1,854,859 warrants exercisable at $2.00 per common stock share. The additional modification associated with the inclusion of warrants resulted in the Company recording a modification expense of $951,184.

On October 15, 2014, the Company agreed with the remaining ten (10) bond holders to extend the Maturity Date of the outstanding Convertible Bonds, $530,000 in principal and $26,765 in accrued interest. Eight (8) of these bond holders totaling $430,000 in principal agreed to extend the maturity to April 15, 2015 in exchange for 45,126 common stock shares, valued at $62,725. The other two (2) bond holders totaling $100,000 in principal were paid in full on December 11, 2014. (See Note 15 – Subsequent Events).

At November 30, 2014, net of debt discount and beneficial conversion of $0, the remaining balance is $530,000.

For the six (6) and three (3) months ended November 30, 2014, interest expense related to the Bond Financing amounted to $179,466 and $60,044, respectively. As of November 30, 2014 and May 31, 2014, accrued interest under the Bond Financing amounted to $34,673 and $33,980, respectively, and are included in accrued expenses on the accompanying consolidated balance sheets.

NOTE 8 – BONDS – SERIES B

Bonds – Series B consisted of the following:

	November 30,	May 31,
	2014	2014
	(Unaudited)

Beginning Balance	$-	$-
Proceeds	981,500	-
Debt discount for restricted stock and beneficial conversion – net of accumulated amortization of $34,557 and $0, respectively	(189,337)	-
Bonds – Series B, net	$792,163	$-

From October 3, 2014 through November 24, 2014, the Company completed multiple closings of its best efforts private offering of twelve percent (12%) Series B Convertible Bonds (the “Series B Bonds”) with certain accredited investors (the “Bond Purchasers”). Pursuant to purchase agreements with each of the Bond Purchasers (the “Bond Agreements”), the Company issued Convertible Bonds in the aggregate of $981,500 to twenty-one (21) accredited investors. On or prior to the Maturity Date, September 30, 2015, the holder must notify the Company whether the repayment will be made in cash or in common stock shares of the Company. At the maturity date, if the Series B Bond will be repaid in common stock shares, then the Series B Bond shall be repaid in common stock shares as follows: (i) in the event the Company’s common stock shares are trading at $2.67 or higher based on a 10-Day VWAP immediately prior to the Maturity Date, then the repayment conversion price shall be set at $2.00 per share, or (ii) in the event the Company’s common stock shares are trading below $2.67 based on a 10-Day VWAP, then the repayment conversion price shall be set at a twenty-five percent (25%) discount to the 10-Day VWAP calculated immediately prior to the Maturity Date, provided however, that in no event will the repayment conversion price be less than $1.50. The holders may elect to convert the Series B Bonds, including all unpaid coupon payments, at any time prior to the Maturity Date into common stock shares at a conversion price of $2.00 per share.

On November 13, 2014, the Series B Bond agreement was amended as follows: (i) in the event the Company’s common stock shares are trading at $2.67 or higher based on a 10-Day VWAP immediately prior to the Maturity Date, then the repayment price shall be set at $2.00 per share, or (ii) in the event the Company’s common stock shares are trading below $2.67 based on a 10-Day VWAP, then the repayment price shall be set at a twenty-five percent (25%) discount to the 10-Day VWAP calculated immediately prior to the Maturity Date, provided however, that in no event will the repayment conversion price be less than $1.20. The purchasers may elect to convert the Series B Bonds, including all accrued but unpaid coupon payments at any time prior to the Maturity Date into common stock shares at a conversion price of $2.00 per share. As a result of the amendment, the Company recorded a modification expense totaling $154,489.

If an Event of Default, as defined in the Series B Bond, occurs, among other things: (i) the interest rate on the Series B Bond shall automatically increase to eighteen percent (18%); and (ii) with a 30-day written notice to the Company of an Event of Default, the holder may convert a portion of the Series B Bond into common stock up to a principal amount equal to eight percent (8%) of the original principal amount (plus any accrued and unpaid interest outstanding on the debenture) at a conversion price per share equal to seventy-five percent (75%) of the average of the 20 VWAPs of the common stock immediately prior to the applicable default conversion date until the earlier of: (A) the Event of Default is cured to the satisfaction of the holder; or (B) the Series B Bond is repaid in full; or (C) the Series B Bond is converted in full. The holder shall have the right to submit additional default conversion notices until the debenture is no longer outstanding, provided that the holder may not submit more than one such notice per 30-day period. In the event the Company fails to deliver the common stock shares within five (5) days of receiving the default conversion notice, the Company may be subject to additional cash penalty payments to the Series B Bond holders.

In addition to the Series B Bonds, each holder received 5,000 common stock shares (the “Equity Consideration”) for each $50,000 principal amount of Series B Bond investment. Accordingly, the Company issued an aggregate of 98,150 common stock shares to the holders. As a result, the Company recorded a debt discount of $123,505 and amortization of $17,515. The Company also recorded a beneficial conversion of $100,389 and amortization of $17,042. At November 30, 2014, the principal amount outstanding is $981,500. Net of the remaining debt discount and beneficial conversion of $189,337, the remaining loan balance is $792,163.

As part of the Series B Bond offering, the placement agent was entitled to: (i) a fee in cash of $88,335, nine percent (9%) of the aggregate gross proceeds raised, plus reimbursement of certain expense, (ii) 5,889 common stock shares equal to six percent (6%) of the Equity Consideration issued, and (iii) a three (3) year warrant, exercisable at $2.00 per share, to purchase 29,445 common stock shares with such exercise price subject to certain adjustments.

For the six (6) and three (3) months ended November 30, 2014, interest expense related to the Bond Financing amounted to $15,200 and $15,200, respectively. As of November 30, 2014 and May 31, 2014, accrued interest under the Series B Bond Financing amounted to $15,200 and $0, respectively, and are included in accrued expenses on the accompanying consolidated balance sheets.

NOTE 9 - RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company incurred $25,000 and $30,000 and $10,000 and $15,000, respectively in consulting fees to Trilogy Capital Partners, Inc. (“Trilogy”), which has been included in Consulting Fees – Related Parties on the accompanying consolidated statements of operations. The Company’s former employee, Vice Chairman, President and Secretary, Alfonso J. Cervantes, is the majority owner of Trilogy. At November 30, 2014, the Company has $25,000 accrued on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account.

During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company incurred $0 and $90,000 and $0 and $45,000, respectively, in consulting fees to Robert Lee, which has been included in Consulting Fees – Related Parties on the accompanying consolidated statements of operations. This contract was mutually discontinued on December 31, 2013.

During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company incurred $40,000 and $90,000 and $10,000 and $45,000, respectively, in consulting fees to Grandview Capital Partners, Inc. (“Grandview”), which has been included in Consulting Fees – Related Parties on the accompanying consolidated statements of operations. The Company’s former Chairman and Chief financial Officer, Peter Goldstein, is the majority owner of Grandview. This agreement expired in September 2014. At November 30, 2014, the Company has $80,000 accrued on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account.

During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company incurred $15,000 and $30,000 and $7,500 and $15,000, respectively, in Board of Director fees to Dimitri Villard. Additionally, the Company paid $10,000 in advisory fees to Mr. Villard from January 1, 2014 through April 30, 2014. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company incurred $10,000 and $0 and $5,000 and $0, respectively to Mr. Villard for his role as Chairman of the Corporate Governance and Nominating Committee. All such fees have been included in Consulting Fees – Related Parties on the accompanying consolidated statements of operations. At November 30, 2014, the Company has $4,167 accrued on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account. In addition, during fiscal 2015, Mr. Villard has received 29,994 common stock shares valued at $45,691 for his services as a board and committee member.

During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company incurred $15,000 and $30,000 and $7,500 and $15,000, respectively in Board of Director fees to Robert Mayer. Additionally, the Company paid $10,000 in advisory fees to Mr. Mayer from January 1, 2014 through April 30, 2014. All such fees have been included in Consulting Fees – Related Parties on the accompanying consolidated statements of operations. At November 30, 2014, the Company has $2,500 accrued on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account. In addition, during fiscal 2015, Mr. Mayer has received 24,996 common stock shares valued at $38,078 for his services as a board and committee member.

During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company incurred $15,000 and $0 and $7,500 and $0, respectively, in Board of Director fees to Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company incurred $10,000 and $0 and $5,000 and $0, respectively to Mr. Grout for his role as Chairman of the Compensation Committee. All such fees have been included in Consulting Fees – Related Parties on the accompanying consolidated statements of operations. In addition, Mr. Grout received 24,996 common stock shares valued at $38,078 for his services as a board and committee member.

During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company incurred $15,000 and $0 and $7,500 and $0, respectively in Board of Director fees to Nick Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee. In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company incurred $10,000 and $0 and $5,000 and $0, respectively to Mr. Florio for his role as Chairman of the Audit Committee. For his role as Chairman of the Restructuring Committee, Mr. Florio received 50,000 common stock shares valued $63,500. All such fees have been included in Consulting Fees – Related Parties on the accompanying consolidated statements of operations. At November 30, 2014, the Company has accrued $4,167 on the balance sheet in the Accounts Payable and Accrued Expenses – Related Parties account. In total, Mr. Florio received 75,829 common stock shares valued at $102,202 for his services as a board and committee member. At the request of Mr. Florio, all cash payments and common stock issuances have been made in the name of Citrin Cooperman & Company, LLP.

NOTE 10 – ACCOUNTS RECEIVABLE FINANCING

In May 2013 and November 2013, respectively, Staffing 360 Group, Inc. d/b/a Cyber 360, Inc. and Control Solutions International, Inc., both wholly owned subsidiaries of the Company, entered into financing services agreements by which they assign accounts receivable to fund working capital with Sterling National Bank (“Sterling”). Pursuant to these agreements, Sterling may advance up to ninety percent (90%) of the face value of eligible accounts receivable.  The borrowings carry interest at a rate of .025% per day, or nine percent (9%) per annum, from the date of the advance until the date of repayment.  There is no ending date to the agreement, only a closing fee of $500 upon termination.

In February 2014, Staffing 360 Solutions (UK) Limited, a wholly owned subsidiary of the Company, entered into an agreement with ABN AMRO Commercial Finance PLC under which it borrows money against open accounts receivable. Under this agreement, the Borrower receives advances of up to ninety percent (90%) on temporary placements and seventy-five percent (75%) on permanent placements of the face value of eligible receivables.  This was a consolidation of the agreement already in place since July 2011, to take into account the purchase of business assets of Poolia. The borrowings carry interest at a rate of two and one-half percent (2.50%) above the Sterling Libor rate of three and nine tenths’ percent (3.90%).  The Aggregate Limit is 1,250,000 Pounds Sterling, which is cross guaranteed by all of the U.K. subsidiaries and backed by all of the assets of the U.K. entities. At the same time, a term loan agreement was entered into with ABN AMRO Commercial Finance PLC, in order to partially fund the Poolia Acquisition. The amount was 200,000 Pounds Sterling (outstanding at November 30, 2014 is 125,000 Pounds Sterling), and the term was two (2) years. It is backed by a personal guarantee of the Executive Chairman.

Effective November 1, 2012, the Company’s subsidiary, Monroe Staffing, a subsidiary of Staffing (UK), entered into a $14,000,000 line of credit (“Credit and Security Agreement”) with Wells Fargo Bank, NA. The Credit and Security Agreement is subject to accounts receivable limitations and bears interest at one (1) month Libor plus five percent (5.0%) on the greater of $5,000,000 or the actual loan balance outstanding, and expires on October 31, 2015. The Credit and Security Agreement is subject to an annual facility fee, certain covenants and is secured by all of the assets of Monroe Staffing. The covenants are as follows:

•	The Company’s Working Capital Ratio shall at all times be not less than 1:1 measured on a quarterly basis.
•	The Company’s Cash Flow shall at all times be positive, as measured on a quarterly cumulative basis.
•	The Company shall not make any loans, advances or transfers to any subsidiary or affiliate other than transactions in the ordinary course of business.

In March 2014, Monroe Staffing received a one-time waiver relating to the working capital ratio of 1:1 and positive cash flow for the quarterly period ended December 31, 2013. Since such time, Monroe has maintained full quarterly compliance with all Wells Fargo covenants.

Effective July 25, 2014, the Company joined with its subsidiaries, Monroe Staffing Services, LLC, PeopleSERVE, Inc. and PeopleSERVE PRS, Inc., (collectively referred to as “Borrowers”) in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, NA. This Credit Facility increased the line of credit amount from $14,000,000 to $15,000,000 and modified the covenant to permit, with certain limitations, the transfer of funds amongst the Borrowers. All of terms and conditions remain unchanged. The effective rate at November 30, 2014 and May 31, 2014 was 5.15%.

At November 30, 2014 and May 31, 2014, $13,739,614 and $11,260,207 were recorded as a liability relating to the Accounts Receivable Financing account, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On May 7, 2013, the Company increased the number of common stock shares from 75,000,000 to 200,000,000 and authorized the creation of 20,000,000 shares of blank check preferred stock, par value $0.00001 per share with such designations, rights and preferences as may be determined from time to time by the Board.

As of November 30, 2014, May 31, 2014 and May 31, 2013, the Company has issued and outstanding 39,882,730, 32,950,537 and 12,288,138 common stock shares, respectively.

The issuance of 20,662,399 common stock shares during the year ended May 31, 2014 is summarized in the table below:

	Number of Common Stock Shares	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued pursuant to 2013 private placement offering	627,783	$565,000	$0.90
Shares issued pursuant to 2014 private placement offering	10,000,000	10,000,000	1.00
Shares issued to consultants	831,055	1,025,379	0.875 – 2.06
Shares issued for conversion of accounts payable	115,408	100,982	0.875
Shares issued for conversion of convertible notes payable	111,111	50,000	0.45
Shares issued in connection with convertible notes	413,750	297,047	0.72
Shares issued in connection with accrued interest related to convertible notes	9,498	4,275	0.45
Shares issued in connection with promissory notes	85,000	61,026	0.72
Shares issued to board of directors	121,250	111,612	0.45 – 2.04
Shares issued to audit committee	2,083	4,098	1.92 – 1.98
Shares issued to compensation Committee	4,996	9,075	0.875 – 2.04
Shares issued to corporate governance and nominating Committee	4,582	8,193	0.875 – 2.04
Shares issued to employees	90,000	113,500	0.875 – 1.97
Shares issued pursuant to Acquisitions	4,560,067	5,179,429	0.875 – 1.93
Shares issued to private placement Agents	1,338,922	786,208	0.875 – 2.00
Shares issued in connection with convertible bonds	299,850	488,177	1.63
Shares issued in connection with bridge loans	320,000	442,034	1.38
Shares issued for conversion of convertible promissory notes	1,655,000	1,655,000	1.00
Shares issued for conversion of accrued interest related to convertible promissory notes	72,044	72,044	1.00

The issuance of 6,932,193 common stock shares during the six (6) months ended November 30, 2014 is summarized in the table below:

	Number of Common Stock Shares	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued to consultants	80,000	$120,401	$0.7501-1.92
Shares issued for conversion of convertible notes payable	400,000	600,000	1.50
Shares issued in connection with accrued interest related to convertible notes	7,912	11,868	1.50
Shares issued in connection with promissory notes	74,500	185,583	0.62
Shares issued in connection with Series A convertible bonds	106,000	174,142	0.61
Shares issued in connection with amendment of Series A convertible bonds	45,126	62,725	1.39
Shares issued in connection with Series B convertible bonds	98,150	123,504	1.26
Shares issued to board and committees members	104,982	159,924	0.7501-1.95
Shares issued to restructuring committee	50,000	63,500	1.27
Shares issued as interest on debt	155,000	241,662	0.7501-1.85
Shares issued to private placement agent	16,489	27,832	0.85-1.95
Shares issued in connection with conversion of accounts payable	19,000	32,870	1.73
Shares issued in connection with conversion of Initio promissory notes	1,879,430	1,409,760	0.7501
Shares issued in connection with conversion of accrued interest and interest expense associated with Initio promissory notes	185,949	139,481	0.7501
Shares issued for conversion of Series A Bonds	3,528,500	3,582,500	1.00
Shares issued in connection with accrued interest related to Series A Bonds	181,155	181,155	1.00

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the common stock shares issued to shareholders at November 30, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.25-2.00	10,916,717	3.85	$1.83	10,916,717	$1.83

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2013	583,338	$1.80
Issued	6,177,427	1.82
Exercised	-	-
Expired	-	-
Outstanding at May 31, 2014	6,760,765	$1.97
Issued	4,155,952	0.61
Exercised	-	-
Expired	-	-
Outstanding at November 30, 2014	10,916,717	$1.83

Stock Options

2014 Equity Plan - On April 30, 2014, the Board adopted the 2014 Equity Plan (the “Plan”). Under the plan, the Company may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. Through May 31, 2014, a maximum of 1,500,000 common stock shares has been reserved for issuance under this plan. In July 2014, the Company increased the number of options to be issued from 1,500,000 to 2,500,000. The Plan expires on April 30, 2024. The Board will administer the plan unless and until the Board delegates administration to a committee, consisting of one or more members, that has been appointed by the Board, except that once our common stock begins trading publicly, the committee will consist solely of two (2) or more outside directors as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. On April 30, 2014, the Board delegated the authority to administer the Plan to the combination of the Company’s Executive Chairman and President. They have the power to determine which persons eligible under the Plan will be granted option awards, when and how each option award will be granted, and the provisions and terms of each option award. With the resignation of the Company’s President, this delegated authority to the Executive Chairman and President has reverted back to the Company’s Compensation Committee.

During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company recorded share-based payment expenses amounting to $112,531 and $0 and $89,935 and $0, respectively, in connection with all options outstanding. The amortization of share-based payment was recorded in general and administrative expenses during fiscal 2015.

Through November 30, 2014, the Company had granted 2,425,000 options to purchase common stock with an exercise price of $2.00 per share. There are 750,000 options with an exercisable term of five (5) years and all others have an exercisable term of ten (10) years. The vested options were 1,045,000. (See Note 15 – Subsequent Events).

The fair value of Stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$1.00 - $2.00
Market price at date of grant:	$0.7501 - $1.99
Volatility:	50.57% - 84.23%
Expected dividend rate:	0
Expected terms (years):	5 - 10
Risk-free interest rate:	1.45% - 2.77%

A summary of the activity during the six (6) months ended November 30, 2014 of the Company’s 2014 Equity Plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at June 1, 2013	-	$-	$-
Granted	1,900,000	2.00	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding at May 31, 2014	1,900,000	$2.00	$-
Granted	525,000	2.00	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding at November 30, 2014	2,425,000	$2.00	$-

The total compensation cost related to options not yet recognized is $824,383 at November 30, 2014. The Company will recognize this charge over the next forty-four (44) months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On December 15, 2011, TRIG Capital Group, LLC entered into an employment agreement (the “Hartley Employment Agreement”) with Allan Hartley to become its Chief Executive Officer and a Director. On February 21, 2013 (the “Grant Date”), TRIG assigned the Employment Agreement to the Company and Mr. Hartley became the Company’s chief executive officer (the “CEO”). Pursuant to the Employment Agreement, the CEO was paid $7,500 per month on part time basis. Upon completion of the initial acquisition of a target company, Mr. Hartley was to receive an annual salary of $180,000 on a full time basis. Additionally, the Company shall grant to CEO a number of common stock shares (the “CEO Shares”) that represents five percent (5%) of the outstanding as of the date of the share acquisition agreement dated February 19, 2013. On April 26, 2013, Mr. Hartley was issued 152,400 common stock shares, valued at $140,587, based on the terms of his agreement. In December 2013, the Company amended the Hartley Employment Agreement which went effective on January 1, 2014. Mr. Hartley was to be paid a salary of $250,000 per annum, plus other benefits including reimbursement for reasonable expenses and paid vacation and certain performance bonuses. Mr. Hartley was paid $25,000 as a performance bonus related to the Staffing (UK) acquisition. The Hartley Employment Agreement had a term through December 31, 2016. On February 26, 2014, Allan Hartley submitted his resignation to the Company whereby he resigned from his positions as Co-Chief Executive Officer and as a director of the Company, effective immediately.

Effective January 1, 2014, the Company entered into an employment agreement with Alfonso J. Cervantes (the “Cervantes Employment Agreement”), to serve as the President of the Company. Pursuant to the terms of the Cervantes Employment Agreement, the Company will pay Mr. Cervantes $120,000 annually and will receive reimbursement for all reasonable expenses which Mr. Cervantes incurs during the course of performance under the Cervantes Employment Agreement. On January 3, 2014, Amendment No. 1 to the Employment Agreement (the “Amended Employment Agreement”) of Alfonso J. Cervantes became effective. The Amended Employment Agreement amends the original Cervantes Employment Agreement by (i) extending the term of employment through December 31, 2016, (ii) increasing the salary to $250,000 per annum, and (iii) providing for certain performance bonuses relating to certain milestones of the Company. Mr. Cervantes was paid a $100,000 as a performance bonus related to Staffing (UK) acquisition. On November 13, 2014, Mr. Cervantes submitted his resignation to the Company from his positions as an employee, Vice Chairman, President and Secretary of the Company, effective December 31, 2014.  On the same date, Mr. Cervantes submitted his resignation from his positions as an employee, officer and/or director for all of the Company’s subsidiaries, effective December 31, 2014. Mr. Cervantes’ employment agreement, dated February 15, 2013, as amended on December 31, 2013, will be terminated as of December 31, 2014.

On February 24, 2013, the Company entered into an employment agreement with Darren Minton (the “Minton Employment Agreement”), to serve as a Senior Vice President of the Company.   Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 common stock shares. On February 24, 2014, the Company entered into a new employment agreement with Mr. Minton to serve as Executive Vice President of the Company. Pursuant to the terms of the Minton Employment Agreement, the Company agreed to pay Mr. Minton $180,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 common stock shares. The employment agreement has a term of eighteen (18) months. In addition, the Company can terminate the Employment Agreement after four (4) months with 30-days’ notice.

On March 21, 2013, the Company entered into a four (4) year employment agreement with Mark P. Aiello (the “Aiello Employment Agreement”), to serve as a Senior Vice President of the Company and as President of Cyber 360, Inc., the Company’s cyber security division.  In addition, the parties agreed that Mr. Aiello shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Pursuant to the terms of the Aiello Employment Agreement, the Company will pay Mr. Aiello $150,000 annually. Mr. Aiello is also entitled to an annual base commission equal to three percent (3%) of the gross profit of Cyber 360, Inc. In addition, Mr. Aiello will receive reimbursement for all reasonable expenses which Mr. Aiello incurs during the course of performance under the Aiello Employment Agreement. Mr. Aiello or the Company can terminate the Aiello Employment Agreement one hundred eighty (180) days prior to the end of the term of the agreement otherwise the agreement will automatically extend for one (1) additional year.

On November 4, 2013, in connection with the CSI Acquisition, the Company entered into a four (4) year employment agreement with Simon Dealy (the “Dealy Employment Agreement”), to serve as Sr. Vice President of the Company and as Chief Executive Officer of CSI, the Company’s professional services and consulting division.  Pursuant to the terms of the Dealy Employment Agreement, the parties agreed that Mr. Dealy will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Dealy will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Dealy is also entitled to an annual base commission equal to two percent (2%) of the gross profit of professional services and consulting division. In addition, Mr. Dealy will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the CSI gross profit exceeds $2,200,000. The Dealy Employment Agreement will automatically renew for successive one (1) year terms following the completion of the initial four (4) year term of the agreement unless terminated by the Company or Mr. Dealy ninety (90) days prior to the end of such term.

On November 4, 2013, in connection with the CSI Acquisition, the Company entered into a four (4) year employment agreement with Margaret Gesualdi (the “Gesualdi Employment Agreement”), to serve as Vice President of the Company and as Mid-Atlantic Region Managing Partner of CSI, the Company’s professional services and consulting division.  Pursuant to the Gesualdi Employment Agreement, the parties agreed that Ms. Gesualdi will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Ms. Gesualdi will receive a salary of $190,000 annually, plus reasonable expenses. Ms. Gesualdi is also entitled to an annual base commission equal to two percent (2%) of the “employee attributable gross profit” of the professional services and consulting division. In addition, Ms. Gesualdi will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the employee attributable gross profit exceeds $750,000. The Gesualdi Employment Agreement will automatically renew for successive one (1) year terms following the completion of the initial (4) four year term of the agreement unless terminated by the Company or Ms. Gesualdi ninety (90) days prior to the end of such term.

On November 4, 2013, in connection with the CSI Acquisition, the Company entered into a four (4) year employment agreement with Charlie Cooper (the “Cooper Employment Agreement”), to serve as Vice President of the Company and as Chief Operating Officer of CSI, the Company’s professional services and consulting division.   Pursuant to the Cooper Employment Agreement, the parties agreed that Mr. Cooper will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Cooper will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Cooper is also entitled to an annual base commission equal to two percent (2%) of the gross profit of professional services and consulting division. In addition, Mr. Cooper will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the CSI gross profit exceeds $2,200,000. The Cooper Employment Agreement will automatically renew for successive one (1) year terms following the completion of the initial four (4) year term of the agreement unless terminated by the Company or Mr. Cooper ninety (90) days prior to the end of such term.

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Brendan Flood (the “Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the Board, as well as, Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192,000 (At November 30, 2014 F(x) rate this is approximately $300,000) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Staffing 360 Solutions (UK) Limited. Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index in U.K. for All Urban Consumers for the Northeast Region as determined by the United States Department of Labor Bureau of Labor Statistics. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood is entitled to Gross Profit Appreciation Participation, which entitles the participants to ten (10%) of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of one hundred twenty percent (120%) of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level is sixty-two and one-half percent (62.5%). The Flood Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment.

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Matt Briand (the “Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company, as well as, Chief Executive Officer of Monroe. Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Monroe Staffing LLC, a division of Staffing 360 Solutions (UK) Limited. Mr. Briand will also be entitled to an annual bonus of up to fifty percent (50%) of his annual base salary based on reaching certain financial milestones. Additionally, Mr. Briand is entitled to Gross Profit Appreciation Participation, which entitles the participants to ten (10%) of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of one hundred twenty percent (120%) of the base year’s gross profit, up to $400,000. Mr. Briand’s participating level is thirty-seven and one-half percent (37.5%). The Briand Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment. On February 26, 2014, following the resignation of Mr. Hartley, Mr. Briand became the sole Chief Executive Officer.

On March 17, 2014, the Company entered into an employment agreement with Jeff R. Mitchell (the “Mitchell Employment Agreement”). Pursuant to the Mitchell Employment Agreement, Mr. Mitchell will serve as Executive Vice President and Chief Financial Officer. Mr. Mitchell will receive an annual base salary $250,000, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his role with Staffing 360 Solutions, Inc. Mr. Mitchell will also be entitled to an annual bonus of up to fifty percent (50%) of his annual base salary based on reaching certain milestones. Mr. Mitchell will also receive a grant of 125,000 common stock shares, issuable as follows: (i) 50,000 common stock shares on June 1, 2014, and (ii) 25,000 common stock shares on each one (1) year anniversary of his employment. In addition, Mr. Mitchell will be entitled to 150,000 stock options to purchase common stock to be issued under the Company’s Stock Option Plan, which such stock options shall vest as follows: (i) 30,000 on June 1, 2014, and (ii) 30,000 on each one (1) year anniversary of his employment. The stock options have an exercise price of $2.00 per share, and are exercisable for a period of ten (10) years from the date of grant. The Mitchell Employment Agreement has a term of three (3) years. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment.

On May 17, 2014, in connection with the PS Acquisition, the Company entered into an employment agreement with Linda Moraski (the “Moraski PSI Employment Agreement”). Pursuant to the Moraski PSI Employment Agreement, Ms. Moraski will serve as President and Chief Executive Officer of PSI for a term of three (3) years, provided however such term shall automatically renew for one (1) year terms unless notice of non-renewal is provided at least one hundred eighty (180) days prior to such renewal. Ms. Moraski shall receive a base salary of $112,500 per year, which such base salary is subject to increase based on the Consumer Price Index (“CPI”). Further, Ms. Moraski will be entitled to receive an annual commission equal to the sum of (i) three percent (3%) of the Gross Profit of PSI for such fiscal year; plus (ii) two and one-half percent (2.5%) of the amount that Gross Profit of PSI for such fiscal year exceeds the Closing Gross Profit as defined in the Agreement. In addition, Ms. Moraski shall also be entitled to an annual bonus, certain benefits, and eligibility to participate in the Company’s stock incentive plan and certain expense reimbursements.

On May 17, 2014, in connection with the PS Acquisition, the Company entered into an employment agreement with Linda Moraski (the “Moraski PRS Employment Agreement”). The terms of the Moraski PRS Employment Agreement are substantially similar to the Moraski PSI Employment Agreement, provided, however, under the Moraski PRS Employment Agreement, Ms. Moraski’s base salary is $37,500, subject to increase based on CPI. Ms. Moraski is not entitled to any commissions or bonuses pursuant to the Moraski PRS Employment Agreement.

Earn out Liability

The Earn out Liability is comprised of contractual contingent liabilities resulting from the Company’s acquisitions. The provisions basically state that the seller of a business may receive additional future compensation based upon the business achieving certain future financial performance levels. The earn out transactions were accounted for under the purchase method in accordance with ASC 805.

Pursuant to the TRG Acquisition (See Note 14 - Acquisitions), the TRG Purchase Price includes cash payments to the TRG Shareholders for performance-based compensation equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing, not to exceed $1,500,000: (i) twenty percent (20%) of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) seven percent (7%) of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period. At closing, the Company estimated the performance-based compensation was $1,192,000. As of November 30, 2014, the Company’s calculated estimate of the performance-based compensation has not change. During the six (6) months ended November 30, 2014, the Company paid $111,374 towards the earn out liability. At November 30, 2014 the balance of the earn out liability was $826,050.

Pursuant to the CSI Acquisition (See Note 14 - Acquisitions), the CSI Purchase Price includes cash payment to the NCSI Shareholders for performance-based compensation equal to twenty percent (20%) of CSI’s and CCSI’s consolidated gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing not to exceed a total of $2,100,000. At closing, the Company estimated the performance-based compensation was $2,100,000. As of November 30, 2014, the Company has postponed further evaluation of this liability as a result of the current legal proceedings with NCSI. During the six (6) months ended November 30, 2014, the Company paid $144,606 towards the earn out liability. At November 30, 2014 the balance of the earn out liability was $1,692,677.

Consulting Agreements

On July 19, 2012, the Company entered into a one (1) year consulting agreement for business development, business modeling and support services with River Star Professional Group (“RSPG”) which was amended to a two (2) year agreement effective July 17, 2013.  The parties agreed that the consultant will be paid cash $5,000 monthly; plus $2,500 per month in the form of common stock of the Company based upon the closing share value as of the last day of each month, for up to forty (40) man hours of service time with additional hours above forty (40) hours billed at an agreed upon hourly rate plus pre-approved related expenses incurred in performing such services. In November 2013, the Company engaged RSPG to provide compliance support services for an initial $30,000 retainer fee. On January 30, 2014, the Company entered into a termination and settlement agreement with RSPG. As full and final settlement of the agreement, RSPG received a cash payment of $153,750 and 36,388 common stock shares. On March 1, 2014, this agreement was amended to reflect a rate of $250 per hour and a term of twelve (12) months.

On February 15, 2013, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide assistance and advice in seeking out a potential merger or acquisition partners/targets. The Company will pay Grandview $10,000 per month for a period of eighteen (18) months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company will further compensate Grandview as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. Grandview will receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. The Company’s former Chairman of the Board, Principal Financial Officer, and Treasurer, Peter Goldstein, is the majority shareholder of Grandview Capital Partners, Inc. Mr. Goldstein resigned from the Board and all officer positions as of January 3, 2014. This agreement was amended in January 2014 and continued until September 30, 2014 at a rate of $10,000 per month. The balance outstanding is $80,000.

On February 15, 2013, the Company entered into an agreement (the “Trilogy Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”), which commenced in April 2013. Pursuant to the Trilogy Agreement, Trilogy will provide the Company with the development and implementation of an investor awareness program designed to create financial market and investor awareness for the Company. The Company will pay Trilogy $5,000 per month for a period of eighteen (18) months, which expired in October 2014. On November 13, 2014, the Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services if requested by the Company for a period of 12 months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300,000, in equal monthly installments of $25,000; and (b) issue to Trilogy two hundred fifty thousand (250,000) common stock shares on or before January 30, 2015; and (c) grant to Trilogy 25,000 common stock shares valued at the last trade price of the Company’s common stock at December 31, 2014, in complete settlement of any past due fees and costs owed to Trilogy by the Company. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015.

On February 14, 2013, the Company entered into a corporate services agreement (the “Pylon Agreement”) with Pylon Management, Inc. (“Pylon”). Pursuant to the Pylon Agreement, Pylon will provide the Company with assistance and advice in identifying potential merger or acquisition targets and integrating such acquired business into the Company for a period of eighteen (18) months. Pursuant to the Pylon Agreement, for any merger and acquisition transaction, Pylon will receive a fee between three (3%) and five (5%) percent of the transaction value. Pylon shall also receive equity compensation in the amount of two percent (2%) of the outstanding common stock shares on the date of the first acquisition, and one percent (1%) of the outstanding common stock shares on the date of the second transaction. All common stock shares issued under the Pylon Agreement shall have “piggyback” registration rights at the Company’s election and shall be included in any registration statement filed by the Company with the Securities and Exchange Commission. Upon the closing of the first transaction, the Company will pay a monthly retainer of $5,000 per month. The Company will also pay Pylon two percent (2%) of the net sales of the Company for administrative services rendered, which may be reduced pursuant to the Pylon Agreement. The Pylon Agreement may be terminated by either party upon ninety (90) days written notice. On April 26, 2013, the Company acquired TRG. As such, Pylon was issued 175,734 common stock shares based on the terms of the agreement. In February 2014, the Company issued Pylon 150,000 common stock shares of as full settlement and termination of the Pylon Agreement. On March 1, 2014, the Company entered into a new twelve (12) month advisory agreement with Pylon. The Company will pay Pylon $5,000 per month as well as performance-based fees.

On February 15, 2013, the Company entered into an advisory agreement (the “Joshua Capital Agreement”) with Joshua Capital, LLC (“Joshua Capital”). Pursuant to the Joshua Capital Agreement, Joshua Capital will provide the Company with advisory and consulting services in connection with the Company’s business operations. The Company will pay Joshua Capital $10,000 per month for a period of eighteen (18) months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company and contemporaneous financing. The agreement may be terminated by the Company for cause, as defined in the agreement. Robbie Lee, a shareholder of the Company is the majority shareholder of Joshua Capital, LLC. The Company and Joshua Capital terminated the agreement effective December 31, 2013.

On August 22, 2013, the Company entered into an agreement with Rempel Ventures, LLC. The term of the agreement is for twelve (12) months. Rempel Ventures will receive $3,000 and 5,000 common stock shares per month and will provide advisory services. Specifically, they will provide support for business activities related to the Company’s consolidation model in the staffing industry. In addition, Rempel Ventures will provide business and financial advice and services. On January 1, 2014, the Company and Rempel Ventures, LLC amended the agreement increasing the advisory fee to $13,000 per month. In addition, the agreement was transferred from Rempel Ventures, LLC to Alternative Advisory Group LLC. No other terms of the agreement were altered. On April 1, 2014, the Company further modified the Alternative Advisory Group agreement by extending the term of the agreement to April 1, 2015 and discontinued the monthly equity consideration of 5,000 common stock shares which was replaced with a one-time issuance of 200,000 common stock shares.

Directors Agreements

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. From July 1, 2012 to June 30, 2013, Mr. Villard served as a member of the board of directors and as an advisory for the Company. The Company agreed to pay Mr. Villard $45,000, consisting of: (i) $22,500 of common stock shares based on the value equal to fifty (50%) of the per share price of the common stock sold in the private placement financing, and (ii) $22,500 of cash to be paid in monthly payments of $1,875. This agreement expired on June 30, 2013, but was continued by the Company on a month to month basis. Effective July 1, 2013, Mr. Villard entered into a new agreement with the Company, to serve as a member of the board of directors for $30,000 annually, payable $2,500 per month. Additionally, Mr. Villard was awarded 2,500 common stock shares per month.  In addition, effective January 1, 2014, Mr. Villard entered into a separate advisory agreement (the “Villard Advisory Agreement”) for a term of one year for $30,000 per year, payable $2,500 per month, and 30,000 common stock shares, issued at 2,500 common stock shares per month. In April 2014, the Villard Advisory Agreement was terminated. For his services as an advisor, Mr. Villard was paid $10,000 and was awarded 10,000 common stock shares. In May, 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. For his service as Chairman of the Corporate Governance and Nominating Committee, Mr. Villard will receive an annual payment of $20,000, payable $1,667 per month. In addition, Mr. Villard will receive 833 common stock shares per month (10,000 common stock shares annually). In May 2014, Mr. Villard was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Villard will receive 833 common stock shares per month (10,000 common stock shares annually) for each committee.

On July 1, 2013, the Company entered into an agreement with Robert Mayer, to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Mayer will receive 2,500 common stock shares per month.  In addition, effective January 1, 2014, Mr. Mayer entered into a separate agreement to serve as an advisor to the Company (the “Mayer Advisory Agreement”) for a term of one (1) year for $30,000 per year, payable $2,500 per month and 30,000 common stock shares, issued at 2,500 common stock shares per month. In April 2014, the Mayer Advisory Agreement was terminated. For his services as an advisor, Mr. Mayer was paid $10,000 and was awarded 10,000 common stock shares. In May, 2014, Mr. Mayer was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Mayer will receive 833 common stock shares per month (10,000 common stock shares annually) for each committee.

In February 2014, the Company entered into an agreement with Jeff Grout to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Grout will receive 2,500 common stock shares per month.  In addition, in February, 2014, Mr. Grout was named the Chairman of the Compensation Committee. For his service as Chairman of the Compensation Committee, Mr. Grout will receive an annual payment of $20,000, payable $1,667 per month. Mr. Grout will also receive 833 common stock shares per month (10,000 common stock shares annually). Mr. Grout was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Grout will receive 833 common stock shares per month (10,000 common stock shares annually).

In May 2014, the Company entered into an agreement with Nick Florio to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Florio will receive 2,500 common stock shares per month.  In addition, in May, 2014, Mr. Florio was named the Chairman of the Audit Committee. For his service as Chairman of the Audit Committee, Mr. Florio will receive an annual payment of $20,000, payable $1,667 per month. Mr. Florio will also receive 833 common stock shares per month (10,000 common stock shares annually). Mr. Florio was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Florio will receive 833 common stock shares per month (10,000 common stock shares annually). In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. For his service as Chairman of the Restructuring Committee, Mr. Florio will receive a one-time fee of 50,000 common stock shares. At the request of Mr. Florio, all cash payments and common stock issuances have been made in the name of Citrin Cooperman & Company, LLP.

Lease Obligations

The Company entered into multiple lease agreements for office space. The agreements require monthly rental payments through March 31, 2017. Total minimum lease obligation approximate $379,931, $607,913 and $136,223 for the years ended May 31, 2015, 2016 and 2017, respectively. For the six (6) and three (3) months ended November 30, 2014, rent expense amounted to $560,783 and $275,500, respectively.

Legal Proceedings

The Company is party to various legal proceedings, including those noted in this section. Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, are not probable to materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. Were unfavorable outcomes to occur, the possibility exists for a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. However, we have not reached this conclusion with respect to any particular matter at this time.

On May 22, 2014, NewCSI Inc. (“NCSI”), the former owners of Control Solutions International, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the CSI Stock Purchase Agreement dated August 14, 2013. NCSI claims that the Company breached a provision of the CSI Stock Purchase Agreement which required the Company to calculate within 90 days after December 31, 2013 and pay to NCSI fifty percent (50%) of certain “Deferred Tax Assets”. The complaint asserts a claim for breach of the CSI Stock Purchase Agreement and did not expressly quantify the amount of damages claimed but does assert multiple theories of damages. The Company responded denying the material allegations and interposing numerous affirmative defenses. On October 8, 2014, NCSI filed a Motion of Summary Judgment. On November 27, 2014, the Company filed its opposition to the Motion of Summary Judgment. On December 31, 2014, NCSI filed an amended complaint in which NCSI seeks up to $154,433 of damages related to the Deferred Tax Assets and an acceleration of earn out payments provided for in the CSI Stock Purchase Agreement of $1,670,635 at December 31, 2014. The earn out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition. The claim and motion for summary judgment are pending before the court. The parties are currently in discovery. We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against this claim which we believe is not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

NOTE 13 – GEOGRAPHICAL SEGMENTS

For the six (6) and three (3) months ended November 30, 2014 and 2013, the Company generated revenues in the U.S., Canada and the U.K. as follows:

	For the Six Months Ended November 30,		For the Three Months Ended November 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue generated in the U.S.	$62,990,096	$3,013,048	$31,801,557	$1,669,673
Revenue generated in Canada	70,122	293,934	7,119	293,934
Revenue generated in the U.K.	4,317,137	-	2,129,306	-
Total revenue	$67,377,355	$3,306,982	$33,937,982	$1,963,607

As of November 30, 2014 and May 31, 2014, the Company has assets in the U.S., Canada and the U.K. as follows:

	November 30, 2014	May 31, 2014
	(Unaudited)

Total assets in the U.S.	$40,681,299	$40,685,600
Total Assets in Canada	64,386	102,351
Total assets in the U.K.	2,456,619	2,897,231
Total assets	$43,202,304	$43,685,182

As of November 30, 2014 and May 31, 2014, the Company has liabilities in the U.S., Canada and the U.K. as follows:

	November 30, 2014	May 31, 2014
	(Unaudited)

Total liabilities in the U.S.	$31,944,403	$30,419,809
Total liabilities in Canada	12,362	6,994
Total liabilities in the U.K.	1,837,283	2,638,969
Total liabilities	$33,794,048	$33,065,772

NOTE 14 - ACQUISITIONS

On April 26, 2013, the Company purchased all of the issued and outstanding common stock (the “TRG Acquisition”) of The Revolution Group, Ltd. (“TRG”), a Massachusetts corporation. The aggregate consideration paid for the TRG Acquisition was approximately $2.5 million (the “TRG Purchase Price”), paid as follows: (i) cash at closing of $907,287; and (ii) common stock of 512,569 common stock shares valued at a price of $0.80 per share totaling $410,055 to the TRG shareholders. In addition, the Company agreed to pay the TRG shareholders performance-based compensation in cash an amount equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing (the “TRG Earn Out Period”), not to exceed $1,500,000: (i) twenty percent (20%) of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn Out Period; plus (ii) seven percent (7%) of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn Out Period. At closing, the Company estimated the performance-based compensation was $1,192,000. As of November 30, 2014, the Company’s calculated estimate of the performance-based compensation has not change. During the six (6) months ended November 30, 2014, the Company paid $111,374 of the earn out. At November 30, 2014 the balance of the earn out liability was $826,050. This transaction was accounted for under the purchase method in accordance with ASC 805. TRG is now a wholly owned subsidiary of the Company and operates under the name “Cyber 360, Inc.” (“Cyber 360”).

In connection with the TRG Acquisition, the Company identified and recognized intangible assets of $1,054,801 representing trade name, customer relationships and employment agreements/non-competes. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is over fifteen (15) years. This results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. During the six (6) and three (3) months ended November 30, 2014 and 2013, the Company recognized amortization expense of $0 and $106,723 and $0 and $53,362, respectively. An impairment was necessary as of May 31, 2014. The Company impaired the trade name, customer relationships and employment agreements/non-competes in the amount of $823,566. The Intangible Asset balance at November 30, 2014 is $0.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$47,881
Intangible assets	1,054,801
Goodwill	1,412,646
Total	$2,515,328

LIABILITIES:
Current liabilities	$5,986

Net purchase price	$2,509,342

On November 4, 2013, the Company purchased all of the issued and outstanding common stock (the “CSI Acquisition”) of Control Solutions International, Inc. (“CSI”), a Florida corporation and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid for the CSI Acquisition was approximately $3.5 million (“CSI Purchase Price”), payable as follows: (i) cash at closing of $1,311,454; and (ii) common stock of 136,000 common stock shares valued at a price of $0.875 per share totaling $119,000. In addition, the Company agreed to pay the NCSI shareholders performance-based compensation in cash an amount equal to twenty percent (20%) of CSI’s and CCSI’s consolidated gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing (the “CSI Earn Out Period”) not to exceed a total of $2,100,000. At closing, the Company estimated the performance-based compensation was $2,100,000, which has not been revised as of November 30, 2014. During the six (6) months ended November 30, 2014, the Company paid $144,606 of the earn-out. At November 30, 2014 the balance of the earn out liability was $1,692,677. This transaction was accounted for under the purchase method in accordance with ASC 805. CSI is now a wholly owned subsidiary of the Company.

In connection with the CSI Acquisition, the Company identified and recognized intangible assets of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is over fifteen (15) years. This results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. During the six (6) and three (3) months ended November 30, 2014 and 2013 the Company recognized amortization expense of $91,099 and $12,188 and $45,549 and $12,188, respectively. The impairment analysis performed as of May 31, 2014, resulted in the Company impairing trade name, customer relationships and employment agreements/non-competes in the amount of $10,025. The Company updated the impairment analysis using current operating results of CSI through November 30, 2014. The Company further impaired trade name, customer relationships and employment agreements/non-competes in the amount of $703,222 based upon the results. The intangible asset balance, net of impairment and accumulated amortization, at November 30, 2014 was $0.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$1,475,716
Intangible assets	912,000
Goodwill	1,287,609
Total	$3,675,325

LIABILITIES:
Current liabilities	$144,871

Net purchase price	$3,530,454

Initio is a U.K. domiciled full-service staffing company with established brands in the United Kingdom and United States. Initio’s U.K. division, Longbridge, was established in 1989 as an international multi-sector recruitment company with a long successful history of catering to the sales and marketing, technology, legal and IT solutions sectors. Initio’s U.S. division, Monroe, was established in 1969 as a full-service consulting and staffing agency serving companies ranging from Fortune 100 to new start-up organizations. Monroe has fifteen (15) offices throughout Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina.

On January 3, 2014, the Company purchased all of the issued and outstanding common stock (the “Initio Acquisition”) of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales, and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”).   The transaction contemplated by a Share Purchase Agreement, dated October 30, 2013, as amended by Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013 (the “SPA”). The aggregate consideration paid for the Initio Acquisition was approximately $13.29 million, payable as follows: (i) at closing the Company paid the Initio shareholders cash in the amount of $6,440,000; and (ii) the Company paid $2,884,614 by issuing to the Initio shareholders 3,296,702 common stock shares valued at a price of $0.875 per share; and (iii) the Company issued three (3) year promissory notes (subject to adjustment if certain post-closing results are not achieved) to the Initio shareholders totaling $3,964,949, each promissory note bearing an interest rate of six percent (6%) per annum, amortized on a five (5) year straight line basis. (See Note 6 – Promissory Notes). Upon closing of the Initio Acquisition, certain of the Initio Shareholders were appointed to the Company’s Board of Directors and entered into employment agreements with the Company or one of its subsidiaries. As a result of the Acquisition, Initio and its Subsidiaries became wholly owned subsidiaries of the Company. Initio was renamed Staffing 360 Solutions (UK) Limited (“Staffing UK”).

In connection with the acquisition of Staffing 360 Solutions (UK), the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the six (6) and three (3) months ended November 30, 2014 and 2013 the Company recognized amortization expense of $854,658 and $0 and $427,329 and $0, respectively. The Company will recognize amortization expense of $854,658 in the fiscal year ended 2015, $1,709,317 in the fiscal year ended 2016, $1,709,317 in the fiscal year ended 2017, $1,118,796 in the fiscal year ended 2018, $292,428 each year in the fiscal years 2019 through 2028 and $170,372 in the fiscal year ended 2029. The Intangible Asset balance, net of accumulated amortization, at November 30, 2014 is $8,744,591.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Total assets	$15,550,449
Intangible assets	10,050,000
Goodwill	2,994,057
Total	$28,594,506

LIABILITIES:
Total liabilities	$15,254,943

Net purchase price	$13,339,563

 On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing UK, purchased substantially all of the business and certain assets, including but not limited to contracts, business information, records, book debt and goodwill (the “Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). The Poolia Acquisition was completed pursuant to that certain Asset Purchase Agreement (the “Poolia Purchase Agreement”) by and among Staffing UK, and Poolia UK Ltd. Poolia UK operates its professional staffing services from its London office and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom. All subsequent business activity from this acquisition is under a Staffing UK subsidiary. The aggregate consideration paid for the Poolia Acquisition was £500,000 (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Poolia Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid in cash at closing. Subsequent to closing, the balance of the NAV Consideration was paid to Poolia UK Ltd. for total consideration of $1,626,266. As of November 30, 2014, the Company has paid the total consideration in full.

In connection with the acquisition of Poolia UK, the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the six (6) and three (3) months ended November 30, 2014 and 2013 the Company recognized amortization expense of $58,165 and $0 and $29,083 and $0, respectively. The Company will recognize amortization expense of $58,165 in the fiscal year ended 2015, $116,330 in the fiscal year ended 2016, $116,330 in the fiscal year ended 2017 and $87,248 in the fiscal year ended 2018. The Intangible Asset balance, net of accumulated amortization, at November, 2014 is $378,073.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$1,207,897
Intangible assets	465,321
Goodwill	584,701
Total	$2,257,919

LIABILITIES:
Current liabilities	$631,653

Net purchase price	$1,626,266

On May 17, 2014, the Company purchased all of the issued and outstanding common stock of PeopleSERVE, Inc., a Massachusetts corporation (“PSI”), and forty-nine percent (49%) of the issued and outstanding common stock of PeopleSERVE PRS, Inc., a Massachusetts corporation (“PRS”, together with PSI, collectively the “Acquired Companies” or “PS”), pursuant to a Stock Purchase Agreement (the “PS Purchase Agreement”) dated May 17, 2014, by and among the Company, the Acquired Companies and Linda Moraski (“PS Seller”), sole owner of all of the issued and outstanding common stock of the Acquired Companies.

The aggregate consideration (the “PS Purchase Price”) paid for the Acquired Companies was approximately $8.4 million based upon a formula in the PS Purchase Agreement. Prior to closing, the Company was provided a certificate setting forth the seller’s good faith estimate of (i) the Purchase Price (the “Estimated Purchase Price”), including the calculation of the Adjusted EBITDA of each Acquired Company for the twelve (12) fiscal months period ending April 26, 2014, and (ii) the Net Working Capital. At closing, the Company paid the PS Purchase Price as follows: (i) cash of approximately $2.7 million; and (ii) 1,127,365 common stock shares based on the market closing price on the date of purchase of $1.93 for a total fair value of approximately $2.2 million; and (iii) an unsecured promissory note in the amount of approximately $2.4 million; and (iv) the seller was entitled to all of the Acquired Companies’ Net Working Capital as of the Closing Date, approximately $1.1 million. Further, the PS Purchase Price was subject to a post-closing PS Purchase Price adjustment, based on audited financial statements for each of the Acquired Companies. Subsequently, the Company prepared and delivered to seller a certificate that set forth the Company’s determination of the: (i) PS Purchase Price, including the calculation of the Adjusted EBITDA of each Acquired Company for the audited period; and (ii) calculation of the Net Working Capital. Based on this certificate, the Company and seller agreed there was no post-closing PS Purchase Price adjustment required.

In connection with the forty-nine percent (49%) acquisition of PRS, the Company recorded a non-controlling interest totaling $572,900. The results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. For the six (6) and three (3) months ended November 30, 2014, the Company recorded net income attributable to non-controlling interest totaling $216,555 and $111,892, respectively.

In connection with the acquisition of PS, the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the six (6) and three (3) months ended November 30, 2014 and 2013 the Company recognized amortization expense of $307,238 and $0 and $153,619 and $0, respectively. The Company will recognize amortization expense of $307,238 in the fiscal year ended 2015, $614,475 in the fiscal year ended 2016, $614,475 in the fiscal year ended 2017, $590,922 in the fiscal year ended 2018, $49,200 each year in the fiscal years 2019 through 2028 and $47,150 in the fiscal year ended 2029. The Intangible Asset balance, net of accumulated amortization, at November 30, 2014 is $2,666,259.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of CSI, Initio, Poolia UK and PS had occurred as of June 1, 2014 and 2013:

	For the Six Months Ended November 30,		For the Three Months Ended November 30,
	2014	2013	2014	2013

Net Revenues	$67,377,355	$60,484,226	$33,937,982	$31,501,253

Net loss from continuing operations	(13,400,594)	(173,207)	(8,737,196)	(506,070)

Net loss per share from continuing operations	(0.39)	(0.00)	(0.24)	(0.03)

Weighted average number of common stock shares – Basic and diluted	34,517,702	17,714,083	35,759,487	18,001,098

NOTE 15 – SUBSEQUENT EVENTS

On November 24, 2014 the Company completed the fourth and final closing of its Series B Bonds offering. In the fourth closing, the Company issued Series B Bonds for an aggregate of $100,000 to two (2) accredited investors. As a result, the Company issued 10,000 common stock shares as consideration. As of the final closing, the Company issued Series B Bonds for an aggregate of $981,500 and 98,150 common stock shares to a total of twenty (20) accredited investors. On December 8, 2014, the Company terminated its agreement with the investment bank previously engaged in connection with the Series B Bonds.

On December 10, 2014, the Company issued a twelve percent (12%) promissory note in the amount of $100,000. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued interest into common stock shares at $1.00 per share. In addition for every $1.00 of principal amount converted, the Company will issue a warrant to purchase one-half of a common stock share at $2.00 per common stock share exercisable for a term of three (3) years. As additional consideration, the Company agreed to issue 10,000 common stock shares upon execution of this agreement.

On December 11, 2014, the Company repaid two (2) Series A Bond Holders a total of $100,000 in principal and $7,430 in accrued interest.

On December 15, 2014, the Company terminated the August 2014 consulting agreement with Brandhouse Ventures, Inc. The term of the agreement was six (6) months.

On December 16, 2014, the Company issued a promissory note to Sterling National bank for consideration totaling $250,000. The note bears interest at eighteen (18%) per annum and has a maturity date of March 31, 2015.

On December 31, 2014, the Company modified the exercise price on its unvested 1,380,000 options from an exercise price of $2.00 per share to $1.00 per share. The Company will recognize a modification expense associated with this event and the charge will be amortized over the remaining term of the vesting of the stock options.

Effective December 31, 2014, Alfonso J. Cervantes resigned from his positions as an employee, Vice Chairman, President and Secretary of the Company.  Simultaneously, Mr. Cervantes submitted his resignation from his positions as an employee, officer and/or director of all the Company’s subsidiaries. All of Mr. Cervantes’ resignations were voluntary and not a result of any disagreement with the Company or its executive officers, on any matter relating to the Company’s operations, policies or practices.

The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300,000, in equal monthly installments; and (b) issue to Trilogy two hundred fifty thousand (250,000) common stock shares on or before January 30, 2015; and (c) grant to Trilogy twenty-five thousand (25,000) common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015.

On January 1, 2015, the Company entered into a three (3) month consulting agreement to provide investor and public relation services. Pursuant to the agreement, the Company issued one hundred fifty thousand (150,000) common stock shares to the consultant.

On November 30, 2014, eleven (11) Initio Promissory Notes Holders converted an aggregate principal amount of $2,994,202 and interest of $296,243 into (i) 3,290,446 common stock shares (at the rate of $1.00 per share), and (ii) warrants to purchase 3,619,495 common stock shares at $1.25 per share, exercisable for ten (10) years from the date of conversion (See Note 6 – Promissory Notes). From this conversion, 2,065,379 common stock shares and 2,271,919 warrants were issued on November 30, 2014. The remaining 1,225,066 common stock shares and 1,347,576 warrants were issued on January 2, 2015. In addition, the Company and a noteholder agreed to defer the amounts due under a Note in the aggregate principal amount of $61,827 and $19,516 of interest payments through the maturity date of the Note for a period of fifty-four (54) months in exchange for the issuance of 40,672 common stock shares.

On January 8, 2015, the Company entered into an agreement with a New York-based investment bank.  The investment bank will provide services across a wide variety of potential financings as part of the Company's buy-and-build acquisition strategy, which could include, but is not limited to: convertible debt, secondary offerings and private placements.

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

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly owned subsidiary, incorporated in the State of Nevada, which had operations for a short period of time. In February 2014, Staffing Alliance ceased operations.

On April 26, 2013, the Company purchased all of the issued and outstanding common stock (the “TRG Acquisition”) of The Revolution Group, Ltd. (“TRG”), a Massachusetts corporation. The aggregate consideration paid for the TRG Acquisition was approximately $2.5 million, payable in cash at closing, common stock and a percentage of future gross profits from TRG. TRG is now a wholly owned subsidiary of the Company and operates under the name “Cyber 360, Inc.”. (See Note 14 - Acquisitions). See “Note 13 – Acquisitions” of the financial statements in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

On June 28, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada (the “2013 Amendment”), whereby increasing the authorized number of common stock shares from 75,000,000 to 200,000,000. This amendment also allowed the Company to issue up to 20,000,000 shares of Preferred Stock.

On November 4, 2013, the Company purchased all of the issued and outstanding common stock (the “CSI Acquisition”) of Control Solutions International, Inc. (“CSI”), a Florida corporation and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid for the CSI Acquisition was approximately $3.5 million, payable in cash at closing, common stock and a percentage of future gross profits from CSI and CCSI. CSI is now a wholly owned subsidiary of the Company. (See Note 14 - Acquisitions). See “Note 13 - Acquisitions” of the financial statements in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

On January 3, 2014, the Company purchased all of the issued and outstanding common stock (the “Initio Acquisition”) of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales, and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”).  The aggregate consideration paid for the Initio Acquisition was approximately $13.29 million, payable in cash at closing, common stock and promissory notes. Initio and its Subsidiaries are now wholly owned subsidiaries of the Company. Subsequently, certain Initio shareholders were appointed to the Company’s Board of Directors, entered into employment agreements with the Company, and Initio was renamed Staffing 360 Solutions Limited (“Staffing UK”). (See Note 14 - Acquisitions). See “Note 13 – Acquisitions” of the financial statements in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing UK, purchased substantially all of the business and certain assets, including but not limited to contracts, business information, records, book debt and goodwill (the “Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). All subsequent business activity from this acquisition is under a Staffing UK subsidiary. The aggregate consideration paid for the Poolia Acquisition was £500,000 (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Poolia Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid in cash at closing. Subsequent to closing, the balance of the NAV Consideration was paid to Poolia UK Ltd. for total consideration of $1,626,266. (See Note 14 - Acquisitions) See “Note 13 – Acquisitions” of the financial statements in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

On May 17, 2014, the Company purchased all of the issued and outstanding common stock of PeopleSERVE, Inc., a Massachusetts corporation (“PSI”), and forty-nine percent (49%) of the issued and outstanding common stock of PeopleSERVE PRS, Inc., a Massachusetts corporation (“PRS”, together with PSI, collectively the “Acquired Companies” or “PS”), pursuant to a Stock Purchase Agreement (the “PS Purchase Agreement”) dated May 17, 2014. The aggregate consideration (the “PS Purchase Price”) paid for the Acquired Companies was approximately $8.4 million based upon a formula in the PS Purchase Agreement. Prior to closing, the Company was provided a certificate setting forth the seller’s good faith estimate of (i) the Purchase Price (the “Estimated Purchase Price”), including the calculation of the Adjusted EBITDA of each Acquired Company for the twelve (12) fiscal months period ending April 26, 2014, and (ii) the Net Working Capital. (See Note 14 - Acquisitions). See “Note 13 – Acquisitions” of the financial statements in this Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

Operating History

To date, the Company purchased six operating businesses: The Revolution Group, Control Solutions Inc., Staffing 360 Solutions (UK), Poolia (UK), PeopleSERVE, Inc., and forty-nine percent (49%) of PeopleSERVE, PRS Inc. Our business plan is to continue to grow the Company organically and to pursue acquisition prospects. The Company generated revenue of $647,731 in fiscal 2013, $45,778,493 in fiscal 2014 and $67,377,355 through the six (6) months ended November 30, 2014 (Fiscal 2015). This growth has primarily been achieved through acquisitions, supplemented by organic growth. Our business plan is subject to certain inherent risks associated with a small, high-growth enterprise, including access to capital resources, execution risks, possible rejection of our business model and/or sales methods, and cost overruns.

Going concern

The Company was presented as a development stage company through August 2012. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenue in October 2012. In April 2013, Cyber 360, Inc. was purchased and began generating revenue. In November 2013, CSI was purchased and began generating revenue. In January 2014, Staffing UK was purchased and began generating revenue. In February 2014, Poolia UK commenced operations and began generating revenue. In May 2014, PeopleSERVE, Inc. and PeopleSERVE, PRS were purchased and began generating revenue. Since inception, the Company has been able to operate under a going concern audit opinion and meet its financial obligations. Since the Company has incurred losses and currently has negative working capital, these consolidated financial statements have been prepared on a going concern basis, which assumes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted. Realization value may be substantially different from carrying values as shown and these consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of November 30, 2014, the Company had a working capital deficiency of $9,856,625, and had an accumulated deficit of $29,954,267 and for the six (6) months ended November 30, 2014 had net losses and net cash used in operations of $13,400,594 and $2,244,337, respectively.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary financing to continue operations, and through profitable operations from existing subsidiaries and additional acquisitions.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Currently, the Company does not have sufficient working capital to fund the continuation or expansion of its ongoing operations and obligations. The Company will need to raise significant additional capital to fund its operating expenses, pay its obligations, and acquire additional entities. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through additional debt and equity financings to fund working capital and additional acquisitions, increasing gross margin by driving organic sales growth and strategic acquisitions, and reducing operating and overhead costs. The Company anticipates it will require $5.0 million over the next twelve (12) months for working capital purposes. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon management’s ability to successfully secure additional sources of financing and attain profitable operations.  Further, management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve (12) months or thereafter will not increase the need to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Through November 30, 2014, the Company raised capital by conducting financings through debt and equity transactions as follows:

•	In April 2014, the Company commenced its best efforts private offering of twelve percent (12%) Series A Bonds with certain accredited investors. In fiscal 2014 and 2015, the Company raised $2,998,500 and $1,060,000, respectively and on July 29, 2014, the Company completed the Series A Bond offering for an aggregate of $4,058,500. In addition to the Series A Bonds, each Purchaser of the Bonds received equity consideration at a rate of 5,000 common stock shares for each $50,000 investment for a total of 405,850 common stock shares.

•	From April 21, 2014 through May 27, 2014, the Company raised $950,000 from two (2) accredited investor through the issuance of five (5) short-term, twelve percent (12%), convertible promissory notes. The holders of these notes received an aggregate of 190,000 common stock shares. These notes had varying maturity dates.

•	From May 14, 2014 through May 19, 2014, the Company raised $600,000 from five (5) accredited investors through the issuance of five (5) short-term twelve percent (12%) convertible promissory notes. These note holders received an aggregate of 120,000 common stock shares. On July 14, 2014, all five (5) of these holders converted $600,000 of principal into 400,000 common stock shares and $11,868 of unpaid interest into 7,912 common stock shares.

•	On May 27, 2014, the Company raised $50,000 from one (1) accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. The note holder received 10,000 common stock shares. On July 25, 2014, the Company repaid this note, including all unpaid interest.

•	On June 22, 2014, the Company raised $100,000 from one (1) accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. The note holder received 20,000 common stock shares. In August 2014, this note was repaid in full.

•	In June, 2014, the Company issued a promissory note in the amount of $100,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note was non-interest bearing and due upon demand. The Company issued 5,000 common stock shares to the note holder as additional consideration. This note was paid in full in June 2014.

•	In July 2014, the Company issued three (3) non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first note was issued on July 16, 2014 to a company owned by Alfonso J. Cervantes, a former employee, Vice Chairman, President and Secretary of the Company, in the amount of $30,000. This note was paid in full on July 25, 2014. The second note was issued on July 17, 2014 to Jeff Mitchell, the Company’s CFO, in the amount of $150,000. The Company issued 10,000 common stock shares to Mr. Mitchell as additional consideration. This note was paid in full on July 25, 2014. The third note was issued on July 8, 2014 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member, in the amount of $100,000. The Company issued 7,000 common stock shares to the note holder as additional consideration. This note was paid in full on July 29, 2014.

•	In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note was due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note was paid in full on August 28, 2014.

•	In July and August 2014, the Company issued promissory notes to Sterling National bank totaling $625,000. These notes bore interest at eighteen percent (18%) per annum and was due upon demand. These notes and interest of $6,412 were paid in full on or before October 3, 2014.

•	In August 2014, the Company issued a twelve percent (12%) interest bearing promissory note in the amount of $150,000 to Barry Cervantes, a brother of a former employee, Vice Chairman, President and Secretary of the Company, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 15,000 common stock shares to Barry Cervantes as additional consideration. This note remains outstanding at November 30, 2014.

•	On September 2, 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note is due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note remains outstanding at November 30, 2014.

•	On September 15, 2014, the Company issued a non-interest bearing promissory note in the amount of $50,000 to a company owned by Robert Mayer, a director and shareholder of the Company. The promissory note is due upon demand. The Company issued 2,500 common stock shares to the note holder as additional consideration. This note remains outstanding at November 30, 2014.

•	On November 24, 2014, the Company completed its Series B Bond offering of twelve percent (12%) convertible bonds with certain accredited investors. Through the final closing, the company issued Bonds for an aggregate of $981,500 to twenty (20) accredited investors. As a result, the Company issued 98,150 common stock shares as equity consideration to the bondholders. In addition, the Company issued 5,889 common stock shares to the placement agent for services rendered.

•	On December 10, 2014, the Company issued a twelve percent (12%) promissory note in the amount of $100,000. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued and unpaid interest into common stock shares at $1.00 per share. In addition for every $1.00 of principal amount converted, the Company will issue a warrant to purchase one-half common stock share at $2.00 per Common stock share exercisable for a term of three (3) years. As additional consideration, the Company agreed to issue 10,000 common stock shares upon execution of this agreement.

•	On December 16, 2014, the Company issued a promissory note to Sterling National bank for consideration totaling $250,000. The note bears interest at eighteen (18%) per annum and has a maturity date of March 31, 2015.

In total, for the six (6) months ended November 30, 2014, the Company raised an aggregate of $3,596,500 in capital by conducting financings through debt and equity transactions. In addition, from December 1, 2014 through the date of this filing, the Company raised an aggregate of $350,000. The Company intends to continue to conduct additional short-term note financings to provide necessary working capital to the Company, as needed. In addition, the Company is working on larger financing arrangements to fund its acquisition program and provide further working capital. As part of this effort, on January 8, 2015 the Company announced that it entered into an agreement with a New York-based investment bank with a particular expertise in emerging small-cap companies.

Restructuring Plan and Implementation:

During the first and second quarters of fiscal 2015, the Company conducted a thorough review and evaluation of its business operations and strategies, the forecast for the staffing industry, and the business environment in general. The Company concluded that it was imperative to take immediate action to reduce short and medium-term debt service obligations, consulting/advisory agreements, employment costs and other corporate commitments that were overburdening the Company’s working capital and ability to fund continuing business operations, raise additional equity capital and/or debt, and execute its business plan. As such, on September 3, 2014, the Company formally established a Restructuring Committee, comprised of a Chairman and four (4) others selected from its Board of Directors to evaluate and formalize a Restructuring Plan. The Restructuring Plan was presented and adopted by the Board of Directors on September 3, 2014. While management plans to pursue each of the initiatives of the Restructuring Plan, some of the initiatives are contingent upon third parties’ acceptance of the restructuring terms and may not be fully achieved.

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The Restructuring Plan approved by the Board of Directors authorized management to approach existing debt holders with this proposal. The Company has offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations. The Company contemplates exchanging equity with a fair value in excess of the aggregate amount of debt being extinguished. Upon execution of all necessary agreements, the Company plans on recognizing a loss on the proposed transaction. In accordance with ASC 470-40-2, the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in the period of extinguishment as losses or gains. Gains and losses shall not be amortized to future periods. The modification expense will be measured at fair value on the date of the agreement and be recorded in accordance with ASC 470-40-2; and

o	Notes Payable and Other Debt obligations: The Restructuring Plan was to offer a meaningful incentive to the outstanding Notes Payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment.

o	Modification of Series A Bonds: The Restructuring Plan was to modify the terms of the Series A Bonds conversion price from $1.50 to $1.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest to common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash.

o	Modification of Series B Bonds: The Restructuring Plan was to modify the terms of the Series B Bonds conversion price from $1.50 to $1.20 with the intention of providing a meaningful incentive for the Series B Bond holders to convert the principal and interest to common stock by the maturity date of September 15, 2015, rather than to redeem for cash.

o	Earn-out Liabilities: The Restructuring Plan was to offer a meaningful incentive to the Earn-out liability holders to convert their contingent future payments to common stock rather than cash payments.

•	Operational and Corporate commitments: The Restructuring Plan approved by the Board of Directors authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with the restructuring. In accordance with ASC 470-25-12, which states, a liability for costs to terminate a contract before the end of its term shall be recognized when the entity terminates the contract in accordance with the contract terms. These amounts will be recorded in the operating section of the Statement of Operations on a line item titled Reorganization of Business Expenses and a liability for the amount owed on the balance sheet.

o	Consulting Agreements: The Company plans to cancel various on-going consulting agreements. As a result, the measurement date to record the expense will be the date upon deciding to cancel the agreement.

o	Employment: The Company plans to sever employment with some employees. As a result, the measurement date to record the expense will be the date upon agreeing to separate.

o	Restructuring Fees: The Company estimates the costs associated with this restructuring will be approximately $175,000. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs will be expensed as incurred.

Results of Operations

For the three (3) months ended November 30, 2014 as compared to the three (3) months ended November 30, 2013

The Company is still in the early stages of its development and continues to fully integrate the five (5) staffing acquisitions. As a result of the integration, the Company generated a loss of $8,846,522 for the three (3) months ended November 30, 2014 of which $1,689,695 relates to non-cash amortization and depreciation charges and $859,314 relates to non-cash impairment charges.

The Company generated $33,937,982 in revenue for the three (3) months ended November 30, 2014, which is consistent with what is expected on a quarterly basis going forward prior to any incremental amount from additional acquisitions. The Company believes the majority of acquisitions consummated during fiscal year 2014 are performing as expected or better. We believe that as these businesses continue to grow that they will allow us to attract additional acquisitions in line with our stated strategic plan of achieving $300 million in annualized revenue.

The Company is vigilantly managing its operations and has developed a “Pathway to Profitability” program that is being constantly monitored. This Pathway to Profitability includes overhead control, operational reviews, cash management, adequate capitalization and our M&A program. Young, high-growth, consolidated strategy companies often confront struggles with integration and financing. We have invested for our future by building a strong industry-experienced corporate team which allows for stronger financial reporting, compliance and commercial management. This investment has contributed to our losses in the short-term but we believe we will not need material additions as we grow, either organically or through acquisition.

The following table sets forth the results of operations for the three (3) months ended November 30, 2014 and 2013:

	Three Months Ended November 30,
	2014		2013

Service revenues	$33,937,982		$1,963,607
Direct cost of services	27,841,756	82%	1,332,148	68%
Gross profit	6,096,226	18%	631,459	32%
Operating expenses	8,652,392	25%	1,861,752	95%
Loss from operations	(2,556,166)	(8)%	(1,230,293)	(63)%
Other expenses	(6,181,030)	(18)%	(193,618)	(10)%
Net loss	$(8,737,196)	(26)%	$(1,423,911)	(73)%

Service revenue

As of November 30, 2014, the Company had six (6) operating entities – Cyber 360, Control Solutions International (CSI), Staffing (UK), Poolia (UK), PeopleSERVE, Inc. and PeopleSERVE PRS.

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

Control Solutions International (“CSI”) was acquired on November 4, 2013. CSI provides consulting and risk advisory services principally in the U.S. and Canada but also has a network of affiliated entities across thirty-three (33) countries through which services are provided. Revenue is recognized ratably over the period in which the service is provided. The costs of the service are recognized as the cost and time are incurred.

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

Certain assets and liabilities of Poolia UK were acquired on February 28, 2014. Poolia UK provides professional staffing services from its office in London with an emphasis on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom. Shortly thereafter, these operations were integrated into those of Staffing UK.

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

For the three (3) months ended November 30, 2014 and 2013, the Company, on a consolidated basis, had net revenue of $33,937,982 and $1,963,607, respectively. The dramatic increase in revenue is largely derived from the impact of the most recent five (5) acquisitions.

Direct cost of services

The Company’s cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance and employment costs) as they relate to employees (temporary and permanent), as well as sub-contractors and consultants. For the three (3) months ended November 30, 2014 and 2013, cost of revenue was $27,841,756 and $1,332,148 respectively. The increase is related to the cost of revenue of the most recent five (5) acquisitions.

Gross profit and gross margin

The Company’s gross profit for the three (3) months ended November 30, 2014 and 2013 was $6,096,226 and $631,459 respectively, representing gross margin of eighteen percent (18%) and thirty-two percent (32%) respectively. The decrease in margin is related to the gross profit margin of the most recent five (5) acquisitions.

Operating expenses

For the three (3) months ended November 30, 2014 and 2013, operating expenses amounted to $8,652,392 and $1,861,752, respectively, an increase of $6,790,640. For the three (3) months ended November 30, 2014 and 2013, operating expenses consisted of the following:

	Three Months Ended November 30,
	2014	2013
Salaries and Wages	$4,379,870	$446,245
Professional fees	758,118	615,070
Consulting fees – Related parties	103,166	153,750
Depreciation and Amortization	697,065	98,640
General and Administrative	1,142,744	548,047
Impairment of Intangibles	703,222	-
Operating expenses - Restructuring	868,207	-
Total operating expenses	$8,652,392	$1,861,752

For the three (3) months ended November 30, 2014 and 2013, the increase in our operating expenses was primarily attributable to:

•	An increase of $3,933,625 in salaries and wages. The Company increased its workforce primarily on location at the acquisitions made in November 2013 and January, February and May 2014. The increase in compensation primarily relates to the compensation of the employees working for the acquired subsidiaries.

•	An increase of $143,048 in professional fees. The increase primarily relates to increases in accounting, consulting and legal fees related to the implementation of the Company’s business plan, specifically due diligence (legal and accounting) of potential acquisition targets, as well as, legal and auditing costs associated with the completion of the acquisitions. This is expected to continue as the Company continues to acquire new businesses. The increase also relates to the professional fees relating to running a public company (accounting, auditing, legal, transfer agent, and filing fees).

•	A decrease of $50,584 in consulting fees to related parties is primarily attributable to the Company’s review of and subsequent decrease in consulting agreements primarily related to investor relations and capital raising.

•	An increase of $598,425 in depreciation and amortization expense. Amortization expense relates to the amortization of intangible assets related to the acquisitions of Cyber 360 on April 26, 2013, Control Solutions International on November 4, 2013, Staffing UK on January 3, 2014, Poolia on February 28, 2014 and PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. on May 17, 2014. The Company’s intangible assets are being amortized on a straight line basis over the estimated life of four (4) years except for Trade Names which are being amortized over fifteen (15) years. Depreciation expense relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	An increase of $594,697 in general and administrative expenses. The increase is primarily attributable to the implementation of the Company’s business plan in relation to costs incurred for adding five (5) acquisitions as well as office expenses related to the Company’s subsidiaries.

•	An expense related to impairment of intangibles of $703,322. This expense relates to the impairment of the remainder of the intangible asset associated with the acquisition of Control Solutions International.

•	A restructuring expense for Operating expenses of $868,207. This expense relates to severance and other non-recurring salary and related expenses, professional fees and other costs associated with terminating existing consulting agreements.

Other Expenses

For the three (3) months ended November 30, 2014 and 2013, the Company incurred interest (convertible notes, and accounts receivable financing), amortization (beneficial conversion feature, debt discount and deferred financing costs), and warrant costs (warrants issued to the Series A Bondholders and the Initio Promissory Note holders upon conversion of the obligation) of $4,057,548 and $193,618, respectively. Associated with the Company’s Restructuring Plan, the Company incurred modification expenses of $3,082,447 for the three (3) months ended November 30, 2014 as compared to $0 for the corresponding period in 2013. The modification expenses include the cost of modifying the conversion price of the Series A and Series B Bonds, as well as, the value of the warrants issued as part of the conversion of the Series A Bond holders. The Company also recognized other income associated with the Restructuring Plan of $812,912 for the three (3) months ended November 30, 2014 as compared to $0 for the corresponding period in 2013. The other income relates to the conversion of the Initio Promissory Notes at a conversion price of $1.00 which was above the market price on date of conversion.

Net Loss

As a result of the factors described above, the Company’s net losses for the three (3) months ended November 30, 2014 and 2013 were $8,737,196 and $1,423,911, respectively, or a net loss per common share of $0.24 and $0.11 (basic and diluted), respectively.

For the six (6) months ended November 30, 2014 as compared to the six (6) months ended November 30, 2013

The Company is still in the early stages of its development and continues to fully integrate the six (6) staffing acquisitions. As a result of the integration, the Company generated a loss of $13,400,595 for the six (6) months ended November 30, 2014 of which $5,275,063 relates to non-cash amortization and depreciation charges, $3,082,447 relates to modification expense and $703,222 relates to non-cash impairment charges.

The Company generated $67,377,355 in revenue for the six (6) months ended November 30, 2014, which is consistent with what is expected on a semi-annual basis going forward prior to any incremental amount from additional acquisitions. The Company believes the acquisitions consummated during fiscal year 2014 are performing as expected or better. We believe that as these businesses continue to grow that they will allow us to attract additional acquisitions in line with our stated strategic plan of achieving $300 million in annualized revenue.

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

The following table sets forth the results of operations for the six (6) months ended November 30, 2014 and 2013:

	Six months Ended November 30,
	2014		2013

Service revenues	$67,377,355		$3,306,982
Direct cost of services	55,371,315	82%	2,282,757	69%
Gross profit	12,006,040	18%	1,024,225	31%
Operating expenses	15,991,847	23%	2,668,219	80%
Loss from operations	(3,985,807)	(6)%	(1,643,994)	(50)%
Other expenses	(9,414,787)	(14)%	(207,408)	(6)%
Net loss	$(13,400,594)	(20)%	$(1,851,402)	(56)%

Service revenue

As of November 30, 2014, the Company had six (6) operating entities: Cyber 360, Control Solutions International (CSI), Staffing (UK), Poolia (UK), PeopleSERVE, Inc. and PeopleSERVE PRS.

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

Control Solutions International (“CSI”) was acquired on November 4, 2013. CSI provides consulting and risk advisory services principally in the U.S. and Canada but also has a network of affiliated entities across thirty-three (33) countries through which services are provided. Revenue is recognized ratably over the period in which the service is provided. The costs of the service are recognized as the cost and time are incurred.

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

For the six months ended November 30, 2014 and 2013, the Company, on a consolidated basis, had net revenue of $67,377,355 and $3,306,982, respectively. The dramatic increase in revenue is largely derived from the impact of the most recent five (5) acquisitions.

Direct cost of services

The Company’s cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance and employment costs) as they relate to employees (temporary and permanent), as well as sub-contractors and consultants. For the six (6) months ended November 30, 2014 and 2013, cost of revenue was $55,371,315 and $2,282,757 respectively. The increase is related to the cost of revenue of the most recent five (5) acquisitions, which took place after November 30, 2013.

Gross profit and gross margin

The Company’s gross profit for the six (6) months ended November 30, 2014 and 2013 was $12,006,040 and $1,024,225 respectively, representing gross margin of eighteen percent (18%) and thirty-one percent (31%) respectively. The decrease in margin is related to the gross profit margin of the Company’s six (6) acquisitions, four (4) of which took place after November 30, 2013 as compared to the gross profit of its two (2) subsidiaries in 2013.

Operating expenses

For the six (6) months ended November 30, 2014 and 2013, operating expenses amounted to $15,991,847 and $2,668,219, respectively, an increase of $13,323,628. For the six (6) months ended November 30, 2014 and 2013, operating expenses consisted of the following:

	Six months Ended November 30,
	2014	2013
Salaries and Wages	$8,427,168	$724,459
Professional Fees	1,674,013	811,614
Consulting Fees – Related Parties	289,924	270,000
Depreciation and Amortization	1,392,252	163,873
General and Administrative	2,637,061	698,273
Impairment of Intangibles	703,222	-
Operating expenses – Restructuring	868,207	-
Total operating expenses	$15,991,847	$2,668,219

For the six (6) months ended November 30, 2014 and 2013, the increase in our operating expenses was primarily attributable to:

•	An increase of $7,702,709 in salaries and wages. The Company has increased its workforce due to the increase related to the acquisitions made in November 2013 and January, February and May 2014. The increase in compensation primarily relates to the compensation of the employees working for the Company’s acquired subsidiaries.

•	An increase of $862,399 in professional fees. The increase primarily relates to increases in accounting, consulting and legal fees relating to the implementation of the Company’s business plan, specifically due diligence (legal and accounting) of potential acquisition targets, as well as, legal and auditing costs associated with the completion of the acquisitions. This is expected to continue as the Company continues to acquire new businesses. The increase also relates to the professional fees relating to running public companies (accounting, auditing, legal, transfer agent, and filing fees).

•	An increase of $19,924 in consulting fees to related parties is primarily attributable by an increase in the Company’s consulting and advisory needs as it has implemented its business plan, partially offset by the Company’s review of and subsequent decrease in consulting agreements primarily related to investor relations and the raising of capital

•	An increase of $1,228,379 in depreciation and amortization expense. Amortization expense relates to the amortization of intangible assets related to the acquisitions of Cyber 360 on April 26, 2013, Control Solutions International on November 4, 2013, Staffing UK on January 3, 2014, Poolia on February 28, 2014 and PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. on May 17, 2014. The Company’s intangible assets are being amortized on a straight line basis over the estimated life of the asset of four years except for Trade Names which are being amortized over fifteen years. Depreciation expense relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	An increase of $1,938,788 in general and administrative expenses. The increase is primarily attributable to the implementation of the Company’s business plan in relation to costs incurred for adding five acquisitions as well as office expenses related to the Company’s subsidiaries, four of which did not exist prior to August 2013.

•	An expense related to impairment of intangibles of $703,322. This expense relates to the impairment of the remainder of the intangible asset for the Company’s Control Solutions International acquisition.

•	A restructuring expense for Operating expenses of $868,207. This expense relates to severance and other non-recurring salary and related expenses, professional fees and other costs associated with terminating existing consulting agreements.

Other Expenses

For the six (6) months ended November 30, 2014 and 2013, the Company incurred interest (convertible notes, and accounts receivable financing), amortization (beneficial conversion feature, debt discount and deferred financing costs), and warrant costs (warrants issued to the Series A Bondholders and the Initio Promissory Note holders upon conversion of the obligation) of $7,405,940 and $207,405, respectively. Associated with the Company’s Restructuring Plan, the Company incurred modification expenses of $3,082,447 for the six (6) months ended November 30, 2014 as compared to $0 for the corresponding period in 2013. The modification expenses include the cost of modifying the conversion price of the Series A and Series B Bonds, as well as, the value of the warrants issued as part of the conversion of the Series A Bond holders. The Company also recognized other income associated with the Restructuring Plan of $812,912 for the six (6) months ended November 30, 2014 as compared to $0 for the corresponding period in 2013. The other income relates to the conversion of the Initio Promissory Notes at a conversion price of $1.00 which was above the market price on date of conversion.

Net Loss

As a result of the factors described above, the Company’s net losses for the six (6) months ended November 30, 2014 and 2013 were $13,400,594 and $1,851,402, respectively, or a net loss per common share of $0.39 and $0.14 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through promissory notes, the sale of the Company’s common stock through private offerings and from loans from our majority shareholders/officers/directors.

Beginning in 2013, the Company acquired six (6) businesses that began generating revenue for the Company. These acquisitions are as follows: i) Cyber 360, Inc. in April 2013, ii) CSI in November 2013, iii) Staffing UK in January 2014, iv) Poolia UK in February 2014, and v) PeopleSERVE, Inc. in May 2014, and vi) PeopleSERVE PRS, Inc. in May 2014. Since the Company has incurred losses and currently has negative working capital, these consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of November 30, 2014, the Company had a working capital deficiency of $9,856,625, an accumulated deficit of $29,954,267, a net loss of $13,400,594, and net cash used in operations of $2,244,337.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary financing to continue operations, and profitable operations from existing subsidiaries and the acquisition of additional accretive and positive cash flowing entities.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

Our primary uses of cash have been expended in growing the business, implementing our business plan and funding operations. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance targeted acquisitions, and

•	Addition of administrative and sales personnel as the business grows, and

•	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enters new markets, and

•	The cost of being a public company, and

•	Capital expenditures to add technologies.

At November 30, 2014, the cash balance was $1,286,802. Operations have been funded by the following:

•	On January 17, 2013, the Company signed a promissory note with a lender in the principal amount of $750,000. The promissory note bears interest at a rate of twelve percent (12%) per annum.

•	During the period from March 2013 through February 2014, the Company entered into promissory notes with various parties in the aggregate principal amount of $425,000. The notes bear interest at the rate of twelve percent (12%) per annum.

•	During the year ended May 31, 2013, the Company entered into note agreements with various shareholders/directors/officers of the Company in the aggregate amount of $56,500. These notes are unsecured, bear interest at five percent (5.0%) and are due one year from the respective note date.

•	During the year ended May 31, 2013, the Company entered into an agreement under which it borrows money under an accounts receivable financing arrangement. The Company receives an advance of ninety percent (90%) of the face value of an eligible receivable. Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company. The borrowings carry interest at a rate of 0.025% per day, or nine percent (9%) per annum.

•	During the year ended May 31, 2013, the Company completed a closing of a private offering for total gross proceeds of $1,050,000. Pursuant to a subscription agreement, the Company issued to the purchasers units each consisting of (i) 27,778 common stock shares and (ii) a three (3) year warrant to purchase 13,889 common stock shares at an exercise price of $1.80 per share, for a purchase price of $25,000 per unit. In total, the Company sold forty-two (42) units totaling 1,166,676 common stock shares and 583,338 warrants.

•	In addition, on July 2, 2013 the Company completed a closing of a second private offering for total gross proceeds of $565,000. The terms of the second offering mirror the first offering. In the second offering, the Company sold twenty-two and six tenths (22.6) units totaling 627,783 common stock shares and 313,892 warrants.

•	On August 28, 2013, a related party loaned the Company $155,000 for short term obligations. This loan was non-interest bearing and was repaid on September 3, 2013.

•	Through December, 2013, the Company issued promissory notes to four investors for a total of $340,000. The loans bear interest at twelve percent (12%) per annum and were due at the earlier of the completion of the Company’s $1.75 million bridge financing or ninety (90) days from the date of the note. These notes were repaid in fiscal 2014.

•	On December 6, 2013 the Company raised $1,655,000 in the form of convertible promissory notes relating to its $1.75 million bridge financing. The loans bear interest at twelve percent (12%) per annum and are due within ten (10) days following the closing of a $10 million private placement financing or February 28, 2014 (the “Maturity Date”). As of March 2014, all investors in the bridge financing elected to convert their promissory notes, resulting in the Company converting $1,655,000 of principal and $72,044 of interest into 1,727,044 common stock shares (1,655,000 relating to principal and 72,044 relating to accrued interest).

•	On March 13, 2014, the Company successfully completed its private placement offering of $10,000,000 through the issuance of a total of four hundred (400) units. Each unit consisted of (i) 25,000 common stock shares priced at $1.00 per share and (ii) warrants to purchase 12,500 common stock shares, at an exercise price of $2.00 per share. In connection with such unit offering, the Company issued a total of 10,000,000 common stock shares and 5,000,000 warrants.

•	From April 2014 through June, 2014, the Company conducted a note offering, whereby the Company raised $1,700,000 through the issuance of short-term twelve percent (12%) convertible promissory notes. The purchasers of the short-term twelve percent (12%) convertible promissory notes received an aggregate of 325,000 common stock shares as additional consideration. During the six (6) months ended November 30, 2014, the Company repaid $300,000 in cash and converted $600,000 into 400,000 common stock shares. The balance at November, 2014 was $800,000.

•	On July 29, 2014, the Company completed its Series A Bond offering of twelve percent (12%) convertible bonds with certain accredited investors. Through the final closing, the Company issued Bonds for an aggregate of $4,058,500. The purchasers of the twelve percent (12%) Convertible Bonds received an aggregate of 405,850 common stock shares as additional consideration.

•	In June, July and August, 2014, the Company issued promissory notes in the amount of $655,000. The promissory notes were non-interest bearing and due upon demand. The Company issued 34,500 common stock shares to the note holders as additional consideration. During the six (6) months ended November 30, 2014, the Company repaid $405,000 in cash. The balance at November 30, 2014 was $150,000.

•	In July and August 2014, the Company issued promissory notes to Sterling National bank for consideration totaling $625,000. These notes bear interest at eighteen percent (18%) per annum and are due upon demand. These notes were paid in full in September 2014.

•	On September 2, 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note is due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note remains outstanding at November 30, 2014.

•	On September 15, 2014, the Company issued a non-interest bearing promissory note in the amount of $50,000 to a company owned by Robert Mayer, a director and shareholder of the Company. The promissory note is due upon demand. The Company issued 2,500 common stock shares to the note holder as additional consideration. This note remains outstanding at November 30, 2014.

•	On November 24, 2014, the Company completed its Series B Bond offering of twelve percent (12%) convertible bonds with certain accredited investors. Through the final closing, the Company issued Bonds in the aggregate of $981,500 to twenty (20) accredited investors. As a result, the Company issued 98,150 common stock shares as equity consideration to the bondholders. In addition, the Company issued 5,889 common stock shares to the placement agent for services rendered.

•	On December 10, 2014, the Company issued a twelve percent (12%) promissory note in the amount of $100,000. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued and unpaid interest into common stock shares at $1.00 per share. In addition for every $1.00 of principal amount converted, the Company will issue a warrant to purchase one-half common stock share at $2.00 per Common stock share exercisable for a term of three (3) years. As additional consideration, the Company agreed to issue 10,000 common stock shares upon execution of this agreement.

•	On December 16, 2014, the Company issued a promissory note to Sterling National bank for consideration totaling $250,000. The note bears interest at eighteen (18%) per annum and has a maturity date of March 31, 2015.

Currently, we do not have sufficient working capital to fund the expansion of our operations or provide working capital necessary for on-going operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow the company. Therefore, our future operations will be dependent on our ability to secure additional financing. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for to the next twelve (12) months. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. As of November 30, 2014, dilutive common share equivalents totaling 15,304,459 common stock shares consisting of common stock shares issuable upon the conversion of existing convertible notes and the exercise of stock options and warrants. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Operating activities

For the six (6) months ended November 30, 2014, net cash used in operations of $2,244,337 was primarily attributable to the net loss of $13,400,594 offset by changes in operating assets and liabilities totaling $916,601, which primarily relates to accounts receivable of $1,779,576, prepaid expenses of $187,187, deferred finance costs of $265,535, other assets of $70,521, accounts payable and accrued expenses of $3,045,137, accounts payable and accrued expenses – related parties of $21,080, accrued payroll and taxes of $62,403 and other current liabilities of $116,608, non-cash adjustments to depreciation and amortization totaling $5,270,328, change in the fair value of goodwill and impairment of intangibles totaling $622,073, modification expense of $3,082,447, gain on settlement of debt of $813,912 and share based compensation totaling $2,078,720. For the six (6) months ended November 3, 2013, net cash used in operations of $1,344,786 was primarily attributable to the net loss of $1,851,402 offset by adjustments totaling $172,179, which primarily relates to accounts receivable of $185,992, prepaid expenses of $23,979, accounts payable – related parties, accounts payable and accrued expenses of $567,750, deferred finance costs of $184,600, non-cash adjustments of $328,103 of depreciation and amortization and share based compensation totaling $5,334.

Investing activities

For the six (6) months ended November 30, 2014, net cash flows used in investing activities was $1,720,847 and was attributable to the purchase of fixed assets of $117,652, $1,347,215 due to sellers of acquisitions and the payments of $255,980 made for the earn out agreement relating to the acquisition of Cyber 360 on April 26, 2013 and CSI on November 3, 2013. For the six (6) months ended November 30, 2013, net cash flows used in investing activities was $1,407,169 and was attributable to the payment made for the earn out agreement relating to the acquisition of Cyber 360 on April 26, 2013 of $142,255, the purchase of fixed assets of $1,091 and cash paid for purchase of subsidiary of $1,263,823.

Financing activities

For the six (6) months ended November 30, 2014, net cash flows provided by financing activities totaled $3,917,880 and was attributable to proceeds relating to accounts receivable financing of $2,479,407, proceeds of $100,000 from the issuance of convertible promissory notes, proceeds of $1,455,000 from the issuance of promissory notes, proceeds of $1,060,000 from the issuance of Series A convertible bonds and proceeds of $981,500 from the issuance of Series B convertible bonds. In addition, the Company repaid $300,000 in convertible notes and repaid $1,858,027 in promissory notes. For the six (6) months ended November 30, 2013, net cash flows provided by financing activities totaled $2,737,265 and was attributable to proceeds relating to accounts receivable financing of $927,265, proceeds of $1,555,000 from convertible notes payable, proceeds of $340,000 from promissory notes payable and $215,000 relating to proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 3 to our unaudited consolidated financial statements for the fiscal quarter ended November 30, 2014 contained herein.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statement presentation or disclosure upon adoption.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers.” The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. The standard permits the use of either a retrospective or modified retrospective (cumulative effect) transition method. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

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

Change in Internal Control over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1)	Inadequate segregation of duties, and
2)	Inadequate procedures to test internal controls.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal proceedings, including those noted in this section. Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, are not probable to materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. Were unfavorable outcomes to occur, the possibility exists for a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. However, we have not reached this conclusion with respect to any particular matter at this time.

On May 22, 2014, NewCSI Inc. (“NCSI”), the former owners of Control Solutions International, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the CSI Stock Purchase Agreement dated August 14, 2013. NCSI claims that the Company breached a provision of the CSI Stock Purchase Agreement which required the Company to calculate within 90 days after December 31, 2013 and pay to NCSI fifty percent (50%) of certain “Deferred Tax Assets”. The complaint asserts a claim for breach of the CSI Stock Purchase Agreement and did not expressly quantify the amount of damages claimed but does assert multiple theories of damages. The Company responded denying the material allegations and interposing numerous affirmative defenses. On October 8, 2014, NCSI filed a Motion of Summary Judgment. On November 27, 2014, the Company filed its opposition to the Motion of Summary Judgment. On December 31, 2014, NCSI filed an amended complaint in which NCSI seeks up to $154,433 of damages related to the Deferred Tax Assets and an acceleration of earn out payments provided for in the CSI Stock Purchase Agreement of $1,670,635 at December 31, 2014. The earn out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition. The claim and motion for summary judgment are pending before the court. The parties are currently in discovery. We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against this claim which we believe is not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

Item 1A.Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On October 15, 2014, certain Series A bond holders elected to convert a portion of the outstanding Convertible Bonds totaling $3,528,500 in principal and $181,155 in accrued interest into 3,709,687 common stock shares at a rate of $1.00 per share and 1,854,859 warrants at $2.00 per common stock share. Based on ongoing discussions, the Company paid two bond holders $100,000 in principal and $7,430 in accrued interest through December 11, 2014. (See Note 15 – Subsequent Events). On October 15, 2014, the Company agreed with the remaining ten (10) bond holders to extend the Maturity Date of the outstanding Convertible Bonds, $530,000 in principal and $26,765 in accrued interest. Eight (8) of these bond holders totaling $430,000 in principal agreed to extend the maturity to April 15, 2015 in exchange for 45,126 common stock shares, valued at $62,725. The other two (2) bond holders totaling $100,000 in principal were paid in full on December 11, 2014. The Series A Bonds and equity consideration issued in the Series A Bond offering qualified for an pursuant to Section 4(a)(2) of the Securities Act since the issuance of the securities by the Company did not involve a “public offering.”

On November 24, 2014, the Company completed its Series B Bond offering of twelve percent (12%) convertible bonds with certain accredited investors. Through the final closing, the company issued Bonds for an aggregate of $981,500 to twenty (20) accredited investors. As a result, the Company issued 98,150 common stock shares as equity consideration to the bondholders. In addition, the Company issued 5,889 common stock shares to the placement agent for services rendered. The Series B Bonds and equity consideration issued in the Series B Bond Offering qualified for an exemption pursuant to Section 4(a)(2) of the Securities Act since the issuance of the securities by the Company did not involve a “public offering.”

On December 10, 2014, the Company issued a twelve percent (12%) promissory note in the amount of $100,000. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued and unpaid interest into common stock shares at $1.00 per share. In addition for every $1.00 of principal amount converted, the Company will issue a warrant to purchase one-half common stock share at $2.00 per Common stock share exercisable for a term of three (3) years. As additional consideration, the Company agreed to issue 10,000 common stock shares upon execution of this agreement. The promissory note and equity consideration issued in connection with the promissory note qualified for an exemption pursuant to Section 4(a)(2) of the Securities Act since the issuance of the securities by the Company did not involve a “public offering.”

The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300,000, in equal monthly installments; and (b) issue to Trilogy two hundred fifty thousand (250,000) common stock shares on or before January 30, 2015; and (c) grant to Trilogy twenty-five thousand (25,000) common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015. The issuance of the common stock shares to Trilogy qualified for an exemption pursuant to Section 4(a)(2) of the Securities Act since the issuance of the securities by the Company did not involve a “public offering.”

On January 1, 2015, the Company entered into a three (3) month consulting agreement to provide investor and public relation services. Pursuant to the agreement, the Company issued one hundred fifty thousand (150,000) common stock shares to the consultant. The note and the common stock shares issued pursuant to the consulting agreement qualified for an exemption pursuant to Section 4(a)(2) of the Securities Act since the issuance of the securities by the Company did not involve a “public offering.”

On November 30, 2014, eleven (11) Initio Promissory Notes Holders converted an aggregate principal amount of $2,994,202 and interest of $296,243 into (i) 3,290,446 common stock shares (at the rate of $1.00 per share), and (ii) warrants to purchase 3,619,495 common stock shares at $1.25 per share, exercisable for ten (10) years from the date of conversion (See Note 6 – Promissory Notes). From this conversion, 2,065,379 common stock shares and 2,271,919 warrants were issued on November 30, 2014. The remaining 1,225,066 common stock shares and 1,347,576 warrants were issued on January 2, 2015. In addition, the Company and a noteholder agreed to defer the amounts due under a Note in the aggregate principal amount of $61,827 and $19,516 of interest payments through the maturity date of the Note for a period of fifty-four (54) months in exchange for the issuance of 40,672 common stock shares. The common stock shares issued in connection with the Initio Promissory Notes qualified for an exemption pursuant to Section 4(a)(2) of the Securities Act since the issuance of the securities by the Company did not involve a “public offering.”

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

Date: January 20, 2015	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: January 20, 2015	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Jeff R. Mitchell
Jeff R. Mitchell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

