Form 10-Q
period 2015-02-28
Staffing 360 Solutions, Inc.
filed 2015-04-14
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

As of April 14, 2015, there were 43,117,408 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2015	May 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$560,975	$1,295,733
Accounts receivable, net	17,331,232	16,387,565
Deferred financing, net	94,128	342,745
Prepaid expenses and other current assets	838,205	827,481
Total Current Assets	18,824,540	18,853,524

Property and equipment, net	415,131	449,257
Goodwill	8,399,786	8,318,637
Intangible assets, net	11,178,893	13,803,305
Other assets	1,747,929	1,523,585
Assets from discontinued operations, net	-	47,154
Total Assets	$40,566,279	$42,995,462

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,554,318	$5,369,223
Accounts payable and accrued expenses - Related parties	74,674	136,914
Accrued payroll and taxes	3,949,741	3,659,891
Convertible notes payable, net	939,829	620,172
Promissory notes	1,336,511	1,578,291
Earn-out liability	281,554	850,216
Accounts receivable financing	12,180,088	10,798,713
Bonds payable, net	1,281,126	1,499,660
Other current liabilities - Due to sellers	-	1,347,215
Other current liabilities	102,811	188,048
Total Current Liabilities	26,700,652	26,048,343

Interest payable	98,482	5,448
Earn-out liability	492,720	1,916,212
Promissory notes	1,219,425	4,406,049
Total Liabilities	28,511,279	32,376,052

Stockholders' Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
0 shares issued and outstanding as of February 28, 2015 and May 31,
2014, respectively	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized;
42,877,588 and 32,950,537 shares issued and outstanding as of
February 28, 2015 and May 31, 2014, respectively	429	329
Additional paid in capital	41,419,935	26,411,211
Accumulated other comprehensive loss	(26,553)	(37,549)
Accumulated deficit	(30,035,058)	(16,337,118)
Total Staffing 360 Solutions, Inc. Stockholders' Equity	11,358,753	10,036,873
Non-controlling interest	696,247	582,537
Total Equity	12,055,000	10,619,410
Total Liabilities and Stockholders' Equity	$40,566,279	$42,995,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended February 28,		For the Three Months Ended February 28,
	2015	2014	2015	2014
Revenue	$96,640,920	$16,630,711	$30,963,598	$15,799,695

Cost of Revenue	79,609,794	13,085,815	25,438,029	12,592,706

Gross Profit	17,031,126	3,544,896	5,525,569	3,206,989

Operating Expenses:
Salaries and wages	11,580,640	2,097,349	3,710,329	1,668,994
Stock based compensation	584,379	363,610	182,904	280,485
Professional fees	1,965,471	1,064,168	581,479	357,897
Consulting fees - Related parties	358,380	370,000	68,456	100,000
General and administrative expenses	3,834,524	2,016,448	1,283,959	1,559,172
Depreciation and amortization	2,048,934	407,789	657,435	243,938
Impairment of intangibles	703,222	-	-	-
Salaries and wages - Restructuring	74,619	-	-	-
Professional fees - Restructuring	771,750	-	(21,838)	-
Total Operating Expenses	21,921,919	6,319,364	6,462,724	4,210,486

Loss from Operations	(4,890,793)	(2,774,468)	(937,155)	(1,003,497)

Other Income / (Expenses):
Other income / (loss)	145,284	-	(15,409)	-
Interest expense	(1,313,007)	(199,349)	(346,322)	(178,044)
Amortization of deferred financing	(545,984)	(239,303)	(36,676)	(204,972)
Amortization of beneficial conversion feature	(2,387,786)	(90,176)	(41,081)	(73,264)
Amortization of debt discount	(1,062,829)	(358,077)	(36,031)	(245,089)
Gain on change of fair value of earn-out liability	840,455	-	840,455	-
Gain on conversion of earn-out liability - Restructuring	485,835	-	485,835	-
Interest expense - Restructuring	(2,541,853)	-	-	-
Gain / (loss) on settlement of debt - Restructuring	754,628	-	(59,284)	-
Modification expense - Restructuring	(3,087,662)	-	(5,215)	-
Loss before Provision for Income Tax	(13,603,712)	(3,661,373)	(150,883)	(1,704,866)

Income tax benefit / (expense)	66,636	-	(32,359)	-
Net Loss from Continued Operations	(13,537,076)	(3,661,373)	(183,242)	(1,704,866)

Net Income / (Loss) from Discontinued Operations	(47,154)	46,608	(392)	(58,496)

Net Loss	$(13,584,230)	$(3,614,765)	$(183,634)	$(1,763,362)

Net income / (loss) attributable to non-controlling interest	113,710	-	(102,845)	-
Net Loss Attributable to Staffing 360 Solutions, Inc.	$(13,697,940)	$(3,614,765)	$(80,789)	$(1,763,362)

Other Comprehensive Income / (Loss)
Foreign exchange translation	56,653	(17,575)	$44,654	(17,575)
Comprehensive Loss	$(13,527,577)	$(3,632,340)	$(138,980)	$(1,780,937)

Basic and Diluted Income / (Loss) from Continued Operations	$(0.37)	$(0.23)	$(0.00)	$(0.08)
Basic and Diluted Income / (Loss) from Discontinued Operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic and Diluted Income / (Loss) per Share	$(0.37)	$(0.23)	$(0.00)	$(0.08)

Weighted Average Shares Outstanding - Basic and Diluted	36,673,143	15,805,916	41,034,837	21,252,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,584,230)	$(3,614,765)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Net income / (loss) from discontinued operations	47,154	46,608
Depreciation	125,512	52,379
Write-off of fixed assets	29,910	-
Amortization of intangible assets	1,921,190	355,345
Amortization of deferred finance costs	545,984	239,303
Amortization of debt discount	1,062,833	358,077
Amortization of beneficial conversion feature	2,387,782	90,176
Change in fair value of goodwill	(81,149)	-
Impairment of intangibles	703,222	-
Stock based compensation	971,230	241,584
Warrants issued as interest to note holders	2,143,300	-
Modification expense	3,087,662	-
Gain on settlement of debt	(953,139)	-
Gain on fair value adjustment of earn-out liability	(840,455)	-
Gain on conversion of earn-out liability	(485,835)	-
Interest paid in common stock	349,537	-
Changes in operating assets and liabilities:
Accounts receivable	(294,965)	889,100
Prepaid expenses	43,121	109,697
Deferred financing	(269,535)	-
Other assets	(224,344)	(99,172)
Accounts payable and accrued expenses	1,768,555	(228,229)
Accounts payable - Related parties	(62,240)	(166,089)
Accrued payroll and taxes	146,128	(227,460)
Other current liabilities	(85,237)	71,722
Interest payable - Long term	93,034	-
NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(1,454,975)	(1,928,332)
NET CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	10,800	136,509
NET CASH USED IN OPERATING ACTIVITIES	(1,444,175)	(1,838,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition related cash acquired	-	615,075
Acquisition - Payments due to seller	(1,347,215)	-
Payment towards earn-out liability	(325,649)	(407,194)
Purchase of fixed assets	(115,947)	(67,200)
Cash relinquished in sale of subsidiary	(28,977)	-
Cash paid for purchase of subsidiary	-	(8,934,001)
NET CASH USED IN INVESTING ACTIVITIES	(1,817,788)	(8,793,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	404,000	1,655,000
Repayment of convertible notes payable	(300,000)	(406,253)
Proceeds from promissory notes payable	1,705,000	340,000
Repayment of promissory notes	(2,252,568)	-
Proceeds from accounts receivable financing	919,881	1,408,650
Payments to private placement agent	-	(1,099,580)
Proceeds from pipe financing	-	9,359,000
Proceeds from sale of bonds	2,041,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,517,813	11,256,817

NET INCREASE / (DECREASE) IN CASH	(744,150)	625,066

Effect of variation of exchange rate on cash held in foreign currency	9,392	-

CASH - Beginning of period	1,295,733	175,043

CASH - End of period	$560,975	$800,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$143,822	$3,189
Income taxes	$77,378	$-

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Intangible asset	$-	$3,128,709
Goodwill	$-	$13,361,118
Common stock issued in connection with purchase of subsidiary	$-	$3,003,615
Assets acquired from purchase of subsidiary	$-	$2,209,595
Conversion of accounts payable to common stock	$32,870	$99,710
Conversion of a convertible note payable	$600,000	$50,000
Earn-out liability	$-	$2,100,000
Conversion of interest related to a convertible note payable	$-	$4,274
Shares issued in connection with convertible promissory notes	$123,345	$387,225
Shares issued in connection with promissory notes	$-	$61,026
Shares issued in connection with Bonds	$360,372	$-
Issuance of long-term promissory note	$-	$3,964,949
Common stock issued to placement agent	$27,832	$-
Beneficial conversion feature in relation to issuance of debt	$845,499	$-
Debt discount in relation to issuance of debt	$420,992	$-
Conversion of accrued interest to common stock	$203,343	$4,284
Conversion of Convertible Bonds	$3,528,500	$-
Conversion of Initio Promissory Notes	$2,994,202	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”), which changed its name to Staffing 360 Solutions, Inc., trading symbol “STAF”, on March 16, 2012.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly owned subsidiary, incorporated in the State of Nevada, which had operations for a short period of time before ceasing operations in February 2014.

On April 26, 2013, the Company purchased all of the issued and outstanding common stock (the “TRG Acquisition”) of The Revolution Group, Ltd. (“TRG”), a Massachusetts corporation. The aggregate consideration paid for the TRG Acquisition was approximately $2.5 million, payable in cash, common stock and a percentage of future gross profits. TRG was a wholly owned subsidiary of the Company and operated under the name “Cyber 360, Inc.” until it was sold effective January 1, 2015. (See Note 14 - Acquisitions).

On June 28, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada, whereby the authorized number of common stock shares was increased from 75,000,000 to 200,000,000. Additionally, this amendment authorized the Company to issue up to 20,000,000 shares of Preferred Stock.

On November 4, 2013, the Company purchased all of the issued and outstanding common stock (the “CSI Acquisition”) of Control Solutions International, Inc. (“CSI”), a Florida corporation, and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”), from NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid was approximately $3.5 million, payable in cash, common stock and a percentage of future gross profits. CSI is a wholly owned subsidiary of the Company. (See Note 14 - Acquisitions).

On January 3, 2014, the Company purchased all of the issued and outstanding common stock of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales, and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”).  The aggregate consideration paid was approximately $13.29 million, payable in cash, common stock and promissory notes. Initio and its Subsidiaries are now wholly owned subsidiaries of the Company. Subsequently, Initio was renamed Staffing 360 Solutions Limited (“Staffing UK”). (See Note 14 - Acquisitions).

Initio is a United Kingdom domiciled full-service staffing company with established brands in the U.K. and U.S. Initio’s U.K. division, Longbridge, was established in 1989 as an international multi-sector recruitment company with a long successful history of catering to the sales and marketing, technology, legal and IT solutions sectors. Initio’s U.S. division, Monroe, was established in 1969 as a full-service consulting and staffing agency serving companies ranging from Fortune 100 to new start-ups. Monroe has fifteen (15) offices and five (5) on-site locations throughout Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina.

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing UK, purchased substantially all of the business assets, including but not limited to contracts, business information, records, debt and goodwill (the “Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). All subsequent business activity is under a Staffing UK subsidiary. The aggregate consideration paid for the Poolia Acquisition was £500,000 (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Poolia Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid at closing. Subsequent to closing, the balance of the NAV Consideration was paid to Poolia UK Ltd. for a total Poolia Purchase Price of $1,626,266. (See Note 14 - Acquisitions)

On May 17, 2014, the Company purchased all of the issued and outstanding common stock of PeopleSERVE, Inc., a Massachusetts corporation (“PSI”), and forty-nine percent (49%) of the issued and outstanding common stock of PeopleSERVE PRS, Inc., a Massachusetts corporation (“PRS”, together with PSI, collectively the “Acquired Companies” or “PS”), pursuant to a Stock Purchase Agreement (the “PS Purchase Agreement”) dated May 17, 2014. The aggregate consideration (the “PS Purchase Price”) paid was approximately $8.4 million. (See Note 14 - Acquisitions).

At closing, the Company paid: (i) cash of approximately $2.7 million; (ii) 1,127,365 common stock shares based on the market closing price on the date of purchase of $1.93 for a total fair value of approximately $2.2 million; (iii) an unsecured promissory note in the amount of approximately $2.4 million; and (iv) approximately $1.1 million of Net Working Capital. Subsequently, the Company prepared and delivered to seller a certificate that set forth the Company’s determination of the: (i) PS Purchase Price, including the calculation of the Adjusted EBITDA of each Acquired Company for the audited period; and (ii) calculation of the Net Working Capital. Based on this certificate, the Company and seller agreed there was no post-closing PS Purchase Price adjustment required.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  As of February 28, 2015, the Company had a working capital deficiency of $7,876,112 and had an accumulated deficit of $30,035,058. For the nine (9) months ended February 28, 2015, the Company had a net loss and net cash used in operations of $13,697,940 and $1,444,175, respectively.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

On April 8, 2015, the Company entered into a new revolving credit facility in the amount of $25 million and a $3 million four (4) year term loan with MidCap Financial. The $25 million revolving credit facility, with the option to accordion up to $50 million, a replacement of the Company’s previous Wells Fargo Bank $15 million revolving credit facility, and is collateralized by the Company’s accounts receivable. Effectively the new MidCap revolving credit facility increased the Company’s cash availability materially through more favorably negotiated account eligibility criterion. Importantly, the larger facility provides the much needed additional borrowing capacity as the Company continues to expand and grow revenue. The Company used the proceeds to reduce its outstanding indebtedness, pay financing fees and costs associated with this capital transaction and provide for current and future working capital. (See Note 15 – Subsequent Events).

Currently, the Company does not have sufficient working capital to fund the continuation or expansion of its ongoing operations and obligations. The Company will need to raise additional capital to fund its operating expenses, pay its obligations, and acquire additional entities. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through additional debt and equity financings to fund working capital and additional acquisitions, increasing gross margin by driving organic revenue growth and strategic acquisitions, and reducing operating and overhead costs. The Company anticipates it will require $1.5 million over the next twelve (12) months for working capital purposes. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon management’s ability to successfully secure additional sources of financing and attain profitable operations.  Further, management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve (12) months or thereafter will not increase the need to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Restructuring Plan and Implementation:

During the first and second quarters of fiscal 2015, the Company conducted a thorough review and evaluation of its business operations and strategies, a forecast for the staffing industry, and the business environment in general. The Company concluded that it was imperative to take immediate action to reduce short and medium-term debt service obligations, consulting/advisory agreements, employment costs and other corporate commitments that were overburdening the Company’s working capital and ability to fund continuing business operations, raise additional equity capital and/or debt, and execute its business plan. As such, on September 3, 2014, the Company formally established a Restructuring Committee, comprised of a Chairman and four (4) others selected from its Board of Directors to evaluate and formalize a Restructuring Plan. The Restructuring Plan was presented and adopted by the Board of Directors on September 3, 2014. Management planned to pursue each of the initiatives of the Restructuring Plan, some of which were contingent upon third parties’ acceptance of the restructuring terms and may not be fully achieved.

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The approved Restructuring Plan authorized management to approach existing debt holders with this proposal. The Company offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations. The Company exchanged equity with a fair value in excess of the aggregate amount of debt being extinguished. Upon execution of all necessary agreements, the Company recognized a loss on the transaction. In accordance with ASC 470-40-2, the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in the period of extinguishment as losses or gains. Gains and losses shall not be amortized to future periods. The modification expense was measured at fair value on the date of the agreement and recorded in accordance with ASC 470-40-2; and

o	Notes Payable and Other Debt obligations: The Restructuring Plan offered a meaningful incentive to outstanding Notes Payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment; Note holders converted $2,994,202 of principal and interest to 3,290,446 common stock shares and 3,619,490 warrants exercisable for a term of ten (10) years at $1.25. This action is anticipated to reduce the Company’s future cash outflows by approximately $871,000 in the calendar year of 2015, and by a further $2,265,723 in the calendar year of 2016.

o

Modification of Series A Bonds: The Restructuring Plan modified the terms of the Series A Bonds conversion price from $1.50 to $1.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest to common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash; Bondholders converted $3,709,655 of principal and interest to 3,709,687 common stock shares and 1,854,859 warrants exercisable for a term of three (3) years at $2.00.  The Company recorded a modification expense of $2,927,959 related to changing the conversion price of these bonds.

o

Modification of Series B Bonds: The Restructuring Plan modified the terms of the Series B Bonds conversion price from $1.50 to $1.20 with the intention of providing a meaningful incentive for the Series B Bond holders to convert their principal and interest to common stock by the maturity date of September 15, 2015, rather than redeem for cash. No Bondholders have elected to convert as of February 28, 2015. The Company recorded a modification expense of $154,489 related to changing the conversion price of these bonds;

o	Earn-out Liabilities: The Restructuring Plan offered a meaningful incentive to the Earn-out liability holders to convert their contingent future payments to common stock rather than cash payments. In conjunction with the sale of Cyber 360, Inc., effective January 1, 2015, the former shareholders of TRG were offered the opportunity and elected to convert their remaining earn-out liability of $1,134,050 into common stock shares at $1.00 per share. As a result, the Company issued 1,134,050 common stock shares and recorded a gain on conversion of earn-out of $485,835 on February 27, 2015.

•	Operational and Corporate commitments: The approved Restructuring Plan authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with this restructuring. In accordance with ASC 470-25-12, which states, a liability for costs to terminate a contract before the end of its term shall be recognized when the entity terminates the contract in accordance with the contract terms. These amounts were recorded in the operating section of the Statement of Operations on a line item titled Reorganization of Business Expenses and a liability for the amount owed on the balance sheet.

o	Consulting Agreements: The Company cancelled various on-going consulting agreements. The measurement date to record the expense was the date upon which the Company decided to cancel the agreement. The Company expensed $73,875 as a result of the cancellation of these agreements. This action is anticipated to reduce the Company’s future cash outflows by approximately $432,000 in the calendar year of 2015.

o	Employment: The Company severed employment with some employees. The measurement date to record the expense was the date upon which the Company agreed to separate employment; The Company expensed $691,966 related to the aforementioned severed employment. This action is anticipated to increase the Company’s future cash outflows by approximately $50,000 during the calendar year of 2015, and thereafter to reduce the Company’s future cash outflows by approximately $624,000 annually in perpetuity.

o	Restructuring Fees: The Company estimated the cost associated with this restructuring to be approximately $175,000. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs have been and will continue to be expensed as incurred. To date, these fees have totaled $123,334 and are properly classified in Professional fees - Restructuring.

Discontinued Operations

On January 27, 2015, the Board of Directors of the Company met without any representation of the officers, former owners or earn-out liability holders and discussed the possibility of discontinuing the Cyber 360 operations. Their independent decision was that they approved and authorized the discontinuance of Cyber 360 operations and to move immediately thereafter towards selling the Cyber 360 operations. Subsequently, the Company presented an arm’s length transaction to some of the former TRG owners. On February 27, 2015, the Company entered into a Stock Purchase Agreement to sell Cyber 360, Inc. to some of the former TRG owners with an effective date of January 1, 2015 for an aggregate purchase price of $1.00 and the settlement of the remaining earn-out obligation under the original purchase agreement. In connection with the sale, all agreements executed in connection with the original acquisition of Cyber 360’s business (previously known as The Revolution Group) in April 2013 (the “Original Sale”) and all obligations thereunder, except as set forth below, were terminated. As a result of the sale, the Company no longer owns Cyber 360, Inc. (FKA: Staffing 360 Group, Inc.), a Nevada corporation, or its subsidiary Cyber 360, Inc. (FKA: TRG), a Massachusetts corporation.

In connection with the sale and in full settlement of the remaining earn-out obligations, the Company issued 1,134,050 shares (the “Earn-Out Shares”) of the Company’s common stock with a fair value of $0.30 per share. These shares are entitled to customary piggy-back registration rights but are subject to a lock-up restriction until the earlier of February 27, 2016 or a sale, liquidation, merger or similar reorganization of the Company resulting in the exchange of all outstanding Company shares for other property.

In accordance with ASC 205-20, the results of the discontinued business have been presented as discontinued operations for the nine (9) and three (3) months ended February 28, 2015. Previously reported results for comparable periods in fiscal year 2014 have also been restated to reflect this reclassification.

The operational results of Cyber 360 are presented in the “Net income from discontinued operations” line item on the Condensed Consolidated Statements of Operations. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and/or liabilities from discontinued operations.

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing operations.

Revenue, operating income, and net income from discontinued operations were as follows:

	Nine Months Ended February 28,		Three Months Ended February 28,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$558,521	$981,269	$58,039	$294,952
Operating income	618,979	934,662	71,735	353,447
Net income from discontinued operations	$(60,458)	$46,608	$(13,697)	$(58,496)

The major classes of assets and liabilities from discontinued operations were as follows:

	January 1, 2015	May 31, 2014
	(Unaudited)
Cash and equivalents	$44,931	$28,978
Accounts receivable, net	463,620	648,701
Prepaid expenses and other current assets	26,783	53,848
Current assets from discontinued operations	535,334	731,527
Property and equipment, net	4,471	5,349
Non-current assets from discontinued operations	4,471	5,349
Accounts payables and accrued expenses	92,961	84,505
Accrued payroll and taxes	59,618	143,722
Accounts receivable financing	400,531	461,494
Current liabilities from discontinued operations	$553,110	$689,721

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the nine (9) and three (3) months ended February 28, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2014 and 2013, respectively, which are included in the Company’s May 31, 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 15, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine (9) and three (3) months ended February 28, 2015 are not necessarily indicative of results for the entire year ending May 31, 2015.

Year End and Principles of Consolidation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, and are expressed in U.S. dollars. The Company’s consolidated fiscal year-end is May 31. Some of the Company’s subsidiaries have varying year-ends.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described below, the Company also consolidates PeopleSERVE PRS, Inc., an entity of which it owns forty-nine percent (49%), since the Company is deemed to be the primary beneficiary of this entity. All inter-company transactions are eliminated.

Variable Interest Entities

Current accounting guidance provides a framework for identifying a Variable Interest Entity (“VIE”) and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either: (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, or (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. On May 17, 2014, the Company purchased forty-nine percent (49%) of the issued and outstanding common stock of PeopleSERVE PRS, Inc. Pursuant to ASC 810, PeopleSERVE PRS, Inc. is deemed to be a variable interest entity since the Company is the primary beneficiary. Accordingly, the Company consolidates the results of PeopleSERVE PRS, Inc.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to valuation, impairment testing, earn-out liabilities, stock-based compensation and deferred income tax assets valuation allowances. Estimates are based on estimates and assumptions on current facts, historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced may differ materially and adversely from estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the nine (9) and three (3) months ended February 28, 2015 and 2014, respectively, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations and testing of long-lived assets for impairment.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three (3) months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at February 28, 2015 or 2014.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive collection effort. At February 28, 2015 and 2014, the Company had an allowance for doubtful accounts of $416,688 and $503,518, respectively.

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

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. Amortization expense of deferred financing costs for the nine (9) and three (3) months ended February 28, 2015 and 2014 totaled $545,984 and $239,303 and $36,644 and $204,972, respectively.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities;
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data;
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2015 or 2014, with the exception of its Convertible Notes Payable (See Note 5 – Convertible Notes Payable), Promissory notes (See Note 6 – Promissory Notes), Series A Bonds Payable (See Note 7 – Bonds – Series A), Series B Bonds Payable (See Note 8 – Bonds – Series B) and Earn-Out Liability (See Note 12 – Commitments and Contingencies).

Cash is considered to be highly liquid and easily tradable as of February 28, 2015 and 2014 and therefore classified as Level 1 within our fair value hierarchy.

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

Revenue Recognition

Control Solutions International Inc.: CSI recognizes revenue primarily on a time and materials basis as the services are performed and amounts are earned. The Company considers amounts earned once evidence of an arrangement has been obtained, services are rendered, fees are fixed or determinable, and collectability is reasonably assured.

•	Revenue earned in excess of billings is recorded as unbilled accounts receivable until billed. Billings in excess of revenues earned are recorded as advanced billings until revenue recognition criteria are met. Deposits and prepayments from customers are carried as deferred revenue until the requirements for revenue recognition are met.

•	Reimbursements, including those relating to travel, other out-of-pocket expenses and third-party costs, are not included in revenue. They are applied to Cost of Services resulting in Cost of Services reflecting the net amount of expenses not reimbursed by clients.

Staffing 360 Solutions (UK) Limited: Staffing UK and its various subsidiaries, follow paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, and (ii) the services have been rendered to the customer, and (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

PeopleSERVE, Inc. and PeopleSERVE PRS, Inc.: PS recognizes revenue from the sale of staffing services as the services are performed, along with related labor costs and payroll taxes. The Company recognizes revenue for permanent employee placements when contractual contingencies, generally the passage of time, are satisfied. The Company’s revenue recognition policies comply with ASC 605, “Revenue Recognition.” The Company is the primary obligor in its transactions, and has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and sets the billing rates of its consultants. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of ASC 605. Typically, contracts require clients to pay for out-of-pocket expenses, principally travel related expenses. Accordingly, revenue includes amounts billed for these costs and the cost of revenue includes the corresponding actual costs. The Company provides certain customers a five percent (5.0%) discount on certain contracts if paid within thirty (30) days of the invoice date. Accounts receivable result from services provided to clients. The Company carries its accounts receivable at net realizable value. At the closing of the Company’s fiscal period, a portion of receivables may not be invoiced. These unbilled receivables are typically billed within thirty (30) days of the close of the fiscal period.

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

Earnings (Loss) per Common Share

The Company utilizes the guidance per FASB Codification ASC 260 - Earnings per Share (“ASC 260”).  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of February 28, 2015 and 2014 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Nine Months Ended February 28,
	2015	2014
	(Unaudited)	(Unaudited)
Convertible bonds - Series A	470,334	-
Convertible bonds - Series B	833,794	-
Convertible promissory notes	696,453	1,655,000
Warrants	12,264,288	5,469,230
Options	2,425,000	1,750,000
Total	16,689,869	8,874,230

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

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the life of the lease or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. At the time of retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in Other income/(loss).

Impairment of Long-Lived Assets

In accordance with ASC 360 - Property, Plant, and Equipment (“ASC 360”), the Company periodically reviews its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. As of February 28, 2015 and May 31, 2014, the goodwill balance associated with the Cyber 360, Inc. and Control Solutions, Inc. acquisition was $0 and $2,700,255, respectively. The Company did not record any additional impairment of Goodwill during the nine (9) months ended February 28, 2015.

Intangible Assets

In connection with the CSI Acquisition (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was amortized over fifteen (15) years. CSI customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. The Company recorded amortization expense of $91,099 and $107,654 for the nine (9) months ended February 28, 2015 and the year ended May 31, 2014, respectively. During the quarter ended February 28, 2015, the Company recorded amortization expense of $0. Based upon the impairment analysis performed as of May 31, 2014 and November 30, 2014, the Company impaired the trade name, customer relationships and employment agreements/non-competes in the amount of $10,025 and $703,222, respectively. The intangible asset balance, net of impairment and accumulated amortization, at February 28, 2015 and May 31, 2014 was $0 and $794,321, respectively.

In connection with the acquisition of Staffing UK (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $10,311,465 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. Staffing UK customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At February 28, 2015 and May 31, 2014, the intangible asset balance, net of accumulated amortization, was $8,317,262 and $9,599,250, respectively.

In connection with the Poolia Acquisition (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years. Poolia customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At February 28, 2015 and May 31, 2014, the intangible asset balance, net of accumulated amortization, was $348,991 and $436,238, respectively.

In connection with the acquisition of PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. PS customer relationships were valued using the discounted replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on the actual selling costs incurred and allocated to new customer generation over the preceding four (4) years. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At February 28, 2015 and May 31, 2014, the intangible asset balance, net of accumulated amortization, is $2,512,641 and $2,973,497, respectively.

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

In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2014, the FASB issued new guidance on transfers and servicing ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	February 28, 2015	May 31, 2014
	(Unaudited)
Computer software	$107,315	$113,615
Office equipment	30,391	38,098
Computer equipment	295,168	210,561
Furniture and fixtures	113,277	105,637
Website	32,117	32,117
Leasehold improvements	41,239	28,093
Total Cost	619,508	528,121
Accumulated depreciation	(204,376)	(78,864)
Total	$415,131	$449,257

Depreciation and amortization expense for the nine (9) and three (3) months ended February 28, 2015 and 2014 was $125,512 and $52,444 and $50,581 and $43,678, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

During the year ended May 31, 2014, notes issued in fiscal year 2013 in the principal amount of $50,000 and interest of $4,274 were converted into common stock shares of 111,111 and 9,498, respectively.

From April 21, 2014 through May 27, 2014, the Company raised $950,000 from two (2) accredited investors through the issuance of five (5) short-term, twelve percent (12%), convertible promissory notes.  The holders of these notes received an aggregate of 190,000 common stock shares.  These notes had varying maturity dates.

•	On July 14, 2014, the Company amended and restated one of the five (5) aforementioned promissory notes in the amount of $250,000. The Company repaid $150,000 and the remaining balance of $100,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. This note holder receives 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share. (See Note 15 – Subsequent Events).

•	On July 14, 2014, the Company amended and restated one of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 2,500 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share. (See Note 15 – Subsequent Events).

•	On July 31, 2014, the Company amended and restated one of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share. (See Note 15 – Subsequent Events).

•	On July 31, 2014, the Company amended and restated one of the five (5) aforementioned promissory notes in the amount of $100,000. The balance of $100,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share. (See Note 15 – Subsequent Events).

•	On July 31, 2014, the Company amended and restated one of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share. (See Note 15 – Subsequent Events).

From May 14, 2014 through May 19, 2014, the Company raised $600,000 from five (5) accredited investors through the issuance of five (5) short-term twelve percent (12%) convertible promissory notes. These notes were payable upon the earlier of the (i) completion of the Company’s Series A Bond offering, (ii) completion of the Company’s senior debt facility, or (iii) July 14, 2014.  These note holders received an aggregate of 120,000 common stock shares.  These holders were entitled to convert, at their sole election, the principal amount and any unpaid interest into common stock shares at $1.50 per share.  On July 14, 2014, all five (5) of these holders converted principal of $600,000 into 400,000 common stock shares and accrued interest of $11,868 into 7,912 common stock shares.

On May 27, 2014, the Company raised $50,000 from an accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. This note was payable upon the earlier of the (i) completion of the Company’s Series A Bond offering, (ii) completion of the Company’s senior debt facility, or (iii) July 12, 2014. The note holder received 10,000 common stock shares.  The note holder was entitled to convert, at his sole election, the principal amount and any unpaid interest into common stock shares at $1.50 per share.  On July 25, 2014, the Company repaid this note, including all unpaid interest.

In connection with the above notes, and pursuant to that certain placement agent agreement dated January 23, 2014 between the Company and a placement agent, the Company paid the placement agent $5,000 and issued 1,000 common stock shares.

On June 22, 2014, the Company raised $100,000 from an accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. This note was payable upon the earlier of the (i) completion of the Series A Bond Offering, (ii) completion of the Company’s senior debt facility, or (iii) eight (8) weeks from the original issuance date. The note holder received 20,000 common stock shares. The holder was entitled to convert, at his sole election, the principal amount and any unpaid interest due under the note into common stock shares at $1.50 per share. In August 2014, this note was repaid in full. The Company recorded a debt discount of $28,876 and a beneficial conversion feature of $64,210 for the issuance of the 20,000 common stock shares.

On December 10, 2014, the Company issued a twelve percent (12%) promissory note in the amount of $100,000. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued interest into common stock shares at $1.00 per share. In addition, for every $1.00 of principal converted, the Company will issue a warrant to purchase one-half of a common stock share at $2.00 per common stock share exercisable for a term of three (3) years. As additional consideration, the Company agreed to issue 10,000 common stock shares upon execution of this agreement. Accordingly, the Company recorded a debt discount of $4,762 for the 10,000 common stock shares issued. The Company recorded amortization expense of $3,023 for the nine (9) and three (3) months ended February 28, 2015. At February 28, 2015, the principal amount outstanding was $100,000. Net of the remaining debt discount of $1,738, the remaining loan balance was $98,262. (See Note 15 – Subsequent Events).

On February 5, 2015, the Company issued an eight percent (8%) promissory note in the amount of $204,000 due in nine (9) months, with the conversion feature commencing 180 days after the loan issuance date. The loan is convertible at a 39% discount of the average share price on the lowest three (3) trading prices during the ten (10) days prior to conversion. In connection with this note, the Company recorded a $177,559 discount related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. The Company has recorded amortization expense amounting to $15,125 for the nine (9) and three (3) months ended February 28, 2015. Net of the remaining discount related to the beneficial conversion feature of $162,433, the remaining loan balance was $41,567. (See Note 15 – Subsequent Events).

	February 28,	May 31,
	2015	2014
	(Unaudited )
Beginning balance	$1,600,000	$50,000
Proceeds	404,000	1,600,000
Fair value of common stock issued for conversion of convertible notes payable	-	(50,000)
Repayment of loans	(300,000)	-
Conversion of loans	(600,000)	-
Debt discount for restricted stock and beneficial conversion feature for convertible notes payable – net of accumulated amortization of $1,432,304 and $341,241, respectively	(164,171)	(979,828)
Net balance	$939,829	$620,172

For the fiscal year ended May 31, 2014, the Company issued 320,000 common stock shares associated with the above notes. The Company recorded a debt discount of $442,035 with associated amortization of $116,289 and a beneficial conversion feature of $879,035 with associated amortization of $224,952 for the issuance of the 320,000 common stock shares. At May 31, 2014, the net outstanding loan balance, net of the remaining debt discount of $979,828, was $620,172.

The Company recorded $475,673 in debt discount and a total beneficial conversion feature of $1,120,803 in relation to the above notes. In addition, the Company recorded amortization totaling $1,432,304.  The Company received proceeds of $404,000, repaid principal of $300,000 and converted $600,000 of principal.  At February 28, 2015, the net outstanding loan balance, net of the remaining debt discount of $164,171, was $939,829.

For the nine (9) and three (3) months ended February 28, 2015, the Company recorded amortization totaling $1,106,188 and $18,149, respectively.

NOTE 6 – PROMISSORY NOTES

Promissory notes – short-term consisted of the following:

	February 28,	May 31,
	2015	2014
	(Unaudited)
Beginning balance	$-	$-
Proceeds	1,705,000	340,000
Payments	(1,213,333)	(340,000)
Debt discount (Net of accumulated amortization of $89,706 and $61,026, respectively)	-	-
Promissory notes – Staffing UK – current portion	55,689	789,136
Promissory notes – PeopleSERVE – current portion	789,155	789,155

Total Promissory notes – short-term	$1,336,511	$1,578,291

Promissory notes – long-term consisted of the following:

	February 28,	May 31,
	2015	2014
	(Unaudited)
Promissory notes – Staffing UK:
Beginning balance	$3,616,874	$3,964,940
Payments	(347,370)	(348,066)
Accelerated interest on deferral of note	13,367	-
Conversions	(2,994,202)	-
	288,670	3,616,874
Less current portion	(55,689)	(789,136)
	232,981	2,827,738

Promissory note – PeopleSERVE
Beginning balance	2,367,466	2,367,466
Payment	(591,866)	-
	1,775,600	2,367,466
Less current portion	(789,155)	(789,155)
	986,445	1,578,311
Total Promissory notes – long-term	$1,219,425	$4,406,049

Promissory notes - short-term:

Pursuant to the promissory note agreements dated September 27, 2013, October 18, 2013 and October 28, 2013, the Company issued notes in the amount of $40,000, $200,000 and $100,000, respectively. The promissory notes bear interest at the rate of twelve percent (12%) per annum and were due at the earlier of the completion of the Company’s $1.5 million bridge financing or ninety (90) days from the date of the note. As additional consideration, the note holders received an aggregate of 25,000 common stock shares for each $100,000 invested or a prorated portion thereof. The Company issued 85,000 common stock shares. The Company recorded a debt discount of $61,026 and amortization of $61,026. On November 12, 2013 and November 19, 2013, the Company re-paid $300,000 in principal and $3,189 in interest. On March 21, 2014, the Company repaid $40,000 in principal and $1,933 in interest. These notes have been paid in full.

In June, 2014, the Company issued a promissory note in the amount of $100,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note was non-interest bearing and due upon demand. The Company issued 5,000 common stock shares to the note holder as additional consideration. This note has been paid in full.

In July 2014, the Company issued three (3) non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first note was issued on July 16, 2014 to a company owned by Alfonso J. Cervantes, a former employee, Vice Chairman, President and Secretary of the Company, in the amount of $30,000. The second note was issued on July 17, 2014 to Jeff R. Mitchell, the Company’s CFO, in the amount of $150,000. The Company issued 10,000 common stock shares to Mr. Mitchell as additional consideration. The third note was issued on July 8, 2014 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member, in the amount of $100,000. The Company issued 7,000 common stock shares to the note holder as additional consideration. These notes have been paid in full.

In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note was due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note has been paid in full.

In July and August 2014, the Company issued promissory notes to Sterling National bank totaling $625,000. These notes bear interest at eighteen percent (18%) per annum and were due upon demand. These notes and interest of $7,277 have been paid in full.

In August 2014, the Company issued a twelve percent (12%) interest bearing promissory note in the amount of $150,000 to Barry Cervantes, a brother of a former employee, Vice Chairman, President and Secretary of the Company, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 15,000 common stock shares to Barry Cervantes as additional consideration. This note remains outstanding at February 28, 2015. See Note 15 – Subsequent Events.

On September 2, 2014, the Company issued a promissory note in the amount of $125,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note is due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note remains outstanding at February 28, 2015 with accrued interest payable of $25,810. (See Note 15 – Subsequent Events).

On September 15, 2014, the Company issued a promissory note in the amount of $50,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note is due upon demand. The Company issued 2,500 common stock shares to the note holder as additional consideration. This note remains outstanding at February 28, 2015 with accrued interest payable of $9,801. (See Note 15 – Subsequent Events).

As a result of the 54,500 common stock shares issued as additional consideration above, the Company recorded at the time of issuance a debt discount of $89,706. Since these notes are due on demand, the debt discount was fully amortized at the time of issuance.

On December 16, 2014, the Company issued a promissory note to Sterling National bank in the amount of $250,000. The note bears interest at eighteen (18%) per annum and originally had a maturity date of March 31, 2015 that has subsequently been modified to have no maturity date. Through February 28, 2015, the Company had repaid $83,333 and $166,667 remains outstanding. (See Note 15 – Subsequent Events).

As of February 28, 2015, eleven (11) Initio promissory note holders converted an aggregate principal amount of $2,994,202 and interest of $296,243 into: (i) 3,290,446 common stock shares (at the rate of $1.00 per share), and (ii) warrants to purchase 3,619,490 common stock shares at $1.25 per share, exercisable for ten (10) years from the date of conversion (See Note 6 – Promissory Notes). From this conversion, 2,065,379 common stock shares and 2,271,918 warrants were issued on November 30, 2014. The remaining 1,225,066 common stock shares and 1,347,572 warrants were issued on January 2, 2015. In addition, the Company and an Initio promissory note holder agreed to defer the principal amount of $61,827 and accelerate and defer the interest amount of $19,516 for a total principal amount due on March 15, 2019 of $81,344 in exchange for the issuance of 40,672 common stock shares.

Promissory notes – long-term:

Staffing 360 Solutions (UK): Pursuant to the purchase of Staffing 360 Solutions (UK), the Company executed and delivered three (3) year promissory notes (the “Initio Promissory Notes”) in the aggregate principal amount of $3,964,949 to the shareholders of Staffing 360 Solutions (UK). The Initio Promissory Notes bear interest at the rate of six percent (6%) per annum and amortize straight line over five (5) years. As of February 28, 2015, the Company has paid $695,437 in principal ($348,067 during the year ended May 31, 2014 and $347,370 during the nine (9) months ended February 28, 2015). On November 30, 2014, eleven (11) noteholders converted an aggregate principal amount of $2,994,202 and interest of $296,243 into (i) 3,290,446 common stock shares, at the rate of $1.00 per share, and (ii) warrants to purchase 3,619,490 common stock shares at $1.25 per share, exercisable for ten (10) years from the date of conversion. From this conversion, 2,065,379 common stock shares and 2,271,918 warrants were issued on November 30, 2014. The remaining, 1,225,066 common stock shares and 1,347,572 warrants, were issued on January 2, 2015.

The Company and an Initio promissory note holder agreed to defer the principal amount of $61,827 and accelerate and defer the interest amount of $19,516 for a total principal amount due on March 15, 2019 of $81,344 in exchange for the issuance of 40,672 common stock shares. The Company recorded an interest restructuring charge of $13,368 associated with the deferral.

The remaining principal balance outstanding is $288,671. During the nine (9) and three (3) months ended February 28, 2015, the Company recorded $108,710 and $4,532 of interest expense, respectively and paid accrued interest totaling $91,380 and $2,275, respectively.

The future payments related to the Initio Promissory Notes are as follows:

Year ended May 31,	Amount	Twelve months ended February 28,	Amount
2015	$13,922	2016	$55,689
2016	55,689	2017	157,785
2017	143,863	2018	-
Thereafter	75,197	Thereafter	75,197
Total	$288,671	Total	$288,671

Brendan Flood, a related party and the Company’s Executive Chairman, was a shareholder of Staffing 360 Solutions (UK), and was issued a three (3) year promissory note. Mr. Flood’s portion of the $3,964,949 aggregate principal amount totaled $2,064,880. Mr. Flood was paid $378,561 in principal and $98,290 in interest since inception through November 30, 2014. On November 30, 2014, Mr. Flood converted the remaining promissory note principal, $1,720,733, and interest through maturity of $170,248, into (i) 1,890,981 common stock shares, at the rate of $1.00 per share, and (ii) warrants to purchase 2,080,080 common stock shares at the price of $1.25 per share, exercisable for ten (10) years from the date of conversion. This conversion satisfied his note in full as of November 30, 2014.

Matt Briand, a related party and the Company’s Chief Executive Officer and President, was a shareholder of Staffing 360 Solutions (UK) and was issued a three (3) year promissory note. Mr. Briand’s portion of the $3,964,949 aggregate principal amount totaled $1,115,144. Mr. Briand was paid $204,443 in principal and $52,987 in interest since inception through November 30, 2014. On November 30, 2014, Mr. Briand converted the remaining Promissory note principal, $929,287, and interest through maturity, $91,943, into (i) 1,021,230 common stock shares, at the rate of $1.00 per share, and (ii) warrants to purchase 1,123,353 common stock shares at the price of $1.25 per share, exercisable for ten (10) years from the date of conversion. The conversion was effective as of November 30, 2014 with the common stock shares and warrants being issued on January 2, 2015. This conversion satisfied his note in full as of January 2, 2015.

Promissory note - PeopleSERVE: Pursuant to the purchase of PeopleSERVE, Inc. and PeopleSERVE PRS, Inc., the Company executed and delivered to the shareholder, Linda Moraski, a three (3) year promissory note (the “PS Promissory Note”) in the principal amount of $2,367,466. Ms. Moraski continues serving as President and Chief Executive of PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. The PS Promissory Note bears interest at the rate of six percent (6%) per annum and is amortized straight line over five (5) years. As of February 28, 2015, the Company has paid $591,866 in principal. The remaining principal balance is $1,775,600.

Year ended May 31,	Amount	Twelve months ended February 28,	Amount
2015	$197,289	2016	$789,155
2016	789,155	2017	789,155
2017	789,155	2018	197,289
Total	$1,755,600	Total	$1,755,600

For the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company’s interest expense for long-term notes amounted to $98,482 and $0 and $32,625 and $0, respectively. As of February 28, 2015 and May 31, 2014, accrued and unpaid interest under the long-term notes amounted to $98,482 and $5,448, respectively, and are included in Interest Payable – long-term.

NOTE 7 – BONDS – SERIES A

Bonds – Series A consisted of the following:

	February 28,	May 31,
	2015	2014
	(Unaudited)
Beginning Balance	$2,998,500	$-
Proceeds	1,060,000	2,998,500
Payments	(100,000)
Debt discount for restricted stock and beneficial conversion – net of accumulated amortization of $2,545,445 and $369,334, respectively	-	(1,498,840)
Conversions	(3,528,500)
Bonds – Series A, net	$430,000	$1,499,660

From April 17, 2014 through May 31, 2014, the Company completed multiple closings of its best efforts private offering (the “Bond Financing”) of twelve percent (12%) Convertible Bonds (the “Convertible Bonds”) with various accredited investors (the “Bond Purchasers”). Pursuant to purchase agreements with each of the Bond Purchasers (the “Bond Agreements”), the Company issued Convertible Bonds in the aggregate of $2,998,500. On or prior to the maturity date, October 15, 2014, of each of the Convertible Bonds, the Bond Purchasers must notify the Company whether the payment for the Convertible Bond was to be in cash or in comparably valued common stock. If no preference notification was delivered by the Bond Purchasers, the Company could make the determination. The Bond Purchasers may elect to convert the Convertible Bonds, including all unpaid coupon payments, at any time prior to the maturity date, into common stock shares, at a conversion price of $1.50 per share.

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

From June 1, 2014 through July 29, 2014, the Company issued additional Convertible Bonds in the aggregate of $1,060,000.

Each Bond Purchaser received additional equity consideration of 5,000 common stock shares for each $50,000 investment. Accordingly, the Company issued an aggregate of 106,000 common stock shares to the Bond Purchasers and recorded a debt discount of $174,142 and beneficial conversion of $503,342. For the nine (9) and three (3) months ended February 28, 2015, the Company recorded amortization totaling $2,176,325 and $0, respectively.

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

On October 15, 2014, the Company agreed with the remaining ten (10) bond holders to extend the Maturity Date of the outstanding Convertible Bonds, $530,000 in principal and $26,765 in accrued interest. Eight (8) of these bond holders totaling $430,000 in principal agreed to extend the maturity to April 15, 2015 in exchange for 45,126 common stock shares, valued at $62,725. The remaining two (2) bond holders totaling $100,000 in principal and $7,430 in accrued interest were repaid in full on December 11, 2014.

At February 28, 2015, net of debt discount and beneficial conversion of $0, the remaining balance is $430,000.

For the nine (9) and three (3) months ended February 28, 2015, interest expense related to the Bond Financing amounted to $203,164 and $0, respectively. As of February 28, 2015 and May 31, 2014, accrued interest under the Bond Financing amounted to $50,941 and $33,980, respectively, and are included in Accounts Payable and Accrued Expenses.

NOTE 8 – BONDS – SERIES B

Bonds – Series B consisted of the following:

	February 28,	May 31,
	2015	2014
	(Unaudited)
Beginning Balance	$-	$-
Proceeds	981,500	-
Debt discount for restricted stock and beneficial conversion – net of accumulated amortization of $93,520 and $0, respectively	(130,374)	-
Bonds – Series B, net	$851,126	$-

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

In addition to the Series B Bonds, each holder received 5,000 common stock shares (the “Equity Consideration”) for each $50,000 principal amount of Series B Bond investment. Accordingly, the Company issued an aggregate of 98,150 common stock shares to the holders. As a result, the Company recorded a debt discount of $123,505 and amortization of $50,522. The Company also recorded a beneficial conversion of $100,389 and amortization of $42,998. At February 28, 2015, the principal amount outstanding is $981,500. Net of the remaining debt discount and beneficial conversion of $130,374, the remaining loan balance is $851,126.

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

For the nine (9) and three (3) months ended February 28, 2015, interest expense associated with the Series B Bonds was $44,246 and $29,042, respectively. In February 2015, the Company paid $25,207 in accrued interest. As of February 28, 2015 and May 31, 2014, accrued interest under the Series B Bond was $19,038 and $0, respectively, and are included in Accounts Payable and Accrued Expenses.

NOTE 9 - RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company incurred $325,000 and $45,000 and $300,000 and $15,000, respectively in consulting fees to Trilogy Capital Partners, Inc. (“Trilogy”). The Company’s former employee, Vice Chairman, President and Secretary, Alfonso J. Cervantes, is the majority owner of Trilogy. Effective December 31, 2014, Mr. Cervantes voluntarily resigned from his positions with the Company and subsidiaries.  The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300,000, in equal monthly installments; and (b) issue to Trilogy two hundred fifty thousand (250,000) common stock shares on or before January 30, 2015; and (c) grant to Trilogy twenty-five thousand (25,000) common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015. At February 28, 2015, the Company has $250,000 accrued in Accounts Payable and Accrued Expenses – Related Parties account.

During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company incurred $0 and $90,000 and $0 and $0, respectively, in consulting fees to Robert Lee. This contract was mutually discontinued on December 31, 2013.

During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company incurred $44,674 and $135,000 and $0 and $45,000, respectively, in consulting fees to Grandview Capital Partners, Inc. (“Grandview”). The Company’s former Chairman and Chief financial Officer, Peter Goldstein, is the majority owner of Grandview. This agreement expired in September 2014. At February 28, 2015, the Company has $74,674 in Accounts Payable and Accrued Expenses – Related Parties account.

During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company incurred $22,500 and $45,000 and $7,500 and $15,000, respectively, in Board of Director fees to Dimitri Villard. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company incurred $15,000 and $0 and $5,000 and $0, respectively to Mr. Villard for his role as Chairman of the Corporate Governance and Nominating Committee. In addition, during fiscal 2015, Mr. Villard has received 45,000 common stock shares valued at $52,393 for his services as a Board of Director and committee member. Additionally, the Company paid Mr. Villard $10,000 in advisory fees from January 1, 2014 through April 30, 2014. At February 28, 2015, the Company has $0 accrued in Accounts Payable and Accrued Expenses – Related Parties.

During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company incurred $22,500 and $45,000 and $7,500 and $15,000, respectively in Board of Director fees to Robert Mayer. Additionally, the Company paid Mr. Mayer $10,000 in advisory fees from January 1, 2014 through April 30, 2014. In addition, during fiscal 2015, Mr. Mayer has received 37,500 common stock shares valued at $43,662 for his services as a Board of Director and committee member. At February 28, 2015, the Company has $0 accrued in Accounts Payable and Accrued Expenses – Related Parties.

During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company incurred $22,500 and $2,500 and $7,500 and $2,500, respectively, in Board of Director fees to Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company incurred $15,000 and $1,667 and $5,000 and $1,667, respectively to Mr. Grout for his role as Chairman of the Compensation Committee. In addition, Mr. Grout received 37,500 common stock shares valued at $43,662 for his services as a Board of Director and committee member. At February 28, 2015, the Company has $0 accrued in Accounts Payable and Accrued Expenses – Related Parties.

During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company incurred $22,500 and $0 and $7,500 and $0, respectively in Board of Director fees to Nick Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee. In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company incurred $15,000 and $0 and $5,000 and $0, respectively to Mr. Florio for his role as Chairman of the Audit Committee. For his role as Chairman of the Restructuring Committee, Mr. Florio received 50,000 common stock shares valued $63,500. In total, Mr. Florio received 87,500 common stock shares valued at $107,162 for his services as a Board of Director and committee member. At the request of Mr. Florio, all cash payments and common stock issuances have been made in the name of Citrin Cooperman & Company, LLP. At February 28, 2015, the Company has accrued $0 in Accounts Payable and Accrued Expenses – Related Parties.

NOTE 10 – ACCOUNTS RECEIVABLE FINANCING

In May 2013 and November 2013, respectively, Staffing 360 Group, Inc. d/b/a Cyber 360, Inc. and Control Solutions International, Inc., both wholly owned subsidiaries of the Company, entered into financing services agreements by which they assign accounts receivable to fund working capital with Sterling National Bank (“Sterling”). Pursuant to these agreements, Sterling may advance up to ninety percent (90%) of the face value of eligible accounts receivable.  The borrowings carry interest at a rate of .025% per day, or nine percent (9%) per annum, from the date of the advance until the date of repayment.  There is no ending date to the agreement, only a closing fee of $500 upon termination. Effective February 27, 2015, Cyber 360, Inc. provided 60-day notice of cancellation of their portion of this financing services agreement.

In February 2014, Staffing U.K. entered into an agreement with ABN AMRO Commercial Finance PLC under which it borrows money against open accounts receivable. Under this agreement, the Borrower receives advances of up to ninety percent (90%) on temporary placements and seventy-five percent (75%) on permanent placements of the face value of eligible receivables.  This was a consolidation of the agreement already in place since July 2011, to take into account the purchase of business assets of Poolia. The borrowings carry interest at a rate of two and one-half percent (2.50%) above the Sterling Libor rate of three and nine tenths’ percent (3.90%).  The Aggregate Limit is 1,250,000 Pounds Sterling, which is cross guaranteed by all of the U.K. subsidiaries and backed by all of the assets of the U.K. entities. At the same time, a term loan agreement was entered into with ABN AMRO Commercial Finance PLC, in order to partially fund the Poolia Acquisition. The amount was 200,000 Pounds Sterling, balance outstanding at February 28, 2015 is 100,000 Pounds Sterling, monthly payments of 8,333 Pounds Sterling, bearing interest at 3.5% over base, which is 0.5% at February 28, 2015, and term of two (2) years. The term loan is secured by personal guarantee from the Executive Chairman.

Effective November 1, 2012, the Company’s subsidiary, Monroe Staffing, a subsidiary of Faro Recruitment America, Inc., which is owned by Staffing U.K., entered into a $14,000,000 line of credit (“Credit and Security Agreement”) with Wells Fargo Bank, NA. The Credit and Security Agreement is subject to accounts receivable limitations and bears interest at one (1) month Libor plus five percent (5.0%) on the greater of $5,000,000 or the actual loan balance outstanding, and expires on October 31, 2015. The Credit and Security Agreement is subject to an annual facility fee, certain covenants and is secured by all of the assets of Monroe Staffing. The covenants are as follows:

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

Effective July 25, 2014, the Company joined with its subsidiaries, Monroe Staffing Services, LLC, PeopleSERVE, Inc. and PeopleSERVE PRS, Inc., (collectively referred to as “Borrowers”) in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, NA. This Credit Facility increased the line of credit amount from $14,000,000 to $15,000,000 and modified the covenant to permit, with certain limitations, the transfer of funds amongst the Borrowers. All of terms and conditions remain unchanged. The effective rate at February 28, 2015 and May 31, 2014 was 5.15%. At February 28, 2015 and May 31, 2014, $12,180,088 and $10,798,713 respectively, were outstanding as a liability relating to the Accounts Receivable Financing account. (See Note 15 – Subsequent Events).

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On May 7, 2013, the Company increased the number of common stock shares from 75,000,000 to 200,000,000 and authorized the creation of 20,000,000 shares of blank check preferred stock, par value $0.00001 per share with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

As of February 28, 2015, May 31, 2014 and May 31, 2013, the Company has issued and outstanding 42,877,588, 32,950,537 and 12,288,138 common stock shares, respectively.

The issuance of 20,662,399 common stock shares during the year ended May 31, 2014 is summarized below:

	Number of Common Stock Shares	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued pursuant to 2013 private placement offering	627,783	$565,000	$0.90
Shares issued pursuant to 2014 private placement offering	10,000,000	10,000,000	1.00
Shares issued to consultants	831,055	1,025,379	0.875 – 2.06
Shares issued for conversion of accounts payable	115,408	100,982	0.875
Shares issued for conversion of convertible notes payable	111,111	50,000	0.45
Shares issued in connection with convertible notes	413,750	297,047	0.72
Shares issued in connection with accrued interest related to convertible notes	9,498	4,275	0.45
Shares issued in connection with promissory notes	85,000	61,026	0.72
Shares issued to board of directors	121,250	111,612	0.45 – 2.04
Shares issued to audit committee	2,083	4,098	1.92 – 1.98
Shares issued to compensation committee	4,996	9,075	0.875 – 2.04
Shares issued to corporate governance and nominating committee	4,582	8,193	0.875 – 2.04
Shares issued to employees	90,000	113,500	0.875 – 1.97
Shares issued pursuant to acquisitions	4,560,067	5 ,179,429	0.875 – 1.93
Shares issued to private placement agents	1,338,922	786,208	0.875 – 2.00
Shares issued in connection with convertible bonds	299,850	488,177	1.63
Shares issued in connection with bridge loans	320,000	442,034	1.38
Shares issued for conversion of convertible promissory notes	1,655,000	1,655,000	1.00
Shares issued for conversion of accrued interest related to convertible promissory notes	72,044	72,044	1.00

The issuance of 9,927,051 common stock shares during the nine (9) months ended February 28, 2015 is summarized below:

	Number of Common Stock Shares	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued to consultants	232,500	$215,001	$0.62-1.92
Shares issued for conversion of convertible notes payable	400,000	600,000	1.50
Shares issued in connection with accrued interest on convertible notes	7,912	11,868	1.50
Shares issued in connection with convertible notes	84,500	123,345	0.69
Shares issued in connection with Series A convertible bonds	106,000	174,142	0.61
Shares issued in connection with amendment of Series A convertible bonds	45,126	62,725	1.39
Shares issued in connection with Series B convertible bonds	98,150	123,504	1.26
Shares issued to board and committees members	207,500	246,880	0.35-1.95
Shares issued as interest on debt	300,672	286,809	0.30-1.85
Shares issued to private placement agent	16,509	27,832	0.85-1.95
Shares issued in connection with conversion of accounts payable	19,000	32,870	1.73
Shares issued in connection with conversion of Initio promissory notes	2,994,202	2,245,921	0.7501
Shares issued in connection with conversion of accrued interest and interest expense associated with Initio promissory notes	296,243	222,210	0.7501
Shares issued for conversion of Series A bonds	3,709,687	3,709,655	1.00
Shares issued for conversion of earn-out liability	1,134,050	340,215	0.30
Shares issued in connection with settlement agreement	275,000	255,750	0.93

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the common stock shares issued to shareholders at February 28, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.25 - $2.00	12,264,289	4.29	$1.76	12,264,289	$1.76

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2013	583,338	$1.80
Issued	6,177,427	$1.82
Exercised	-	-
Expired	-	-
Outstanding at May 31, 2014	6,760,765	$1.97
Issued	5,503,524	$1.51
Exercised	-	-
Expired	-	-
Outstanding at February 28, 2015	12,264,289	$1.76

Stock Options

2014 Equity Plan - On April 30, 2014, the Board of Directors adopted the 2014 Equity Plan (the “Plan”). Under the Plan, the Company may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. Through May 31, 2014, a maximum of 1,500,000 common stock shares had been reserved for issuance under this plan. In July 2014, the Company increased the number of options to be issued to 2,500,000. The Plan expires on April 30, 2024. The Board of Directors will administer the plan unless and until the Board of Directors delegates administration to a committee, consisting of two (2) or more outside directors, as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. On April 30, 2014, the Board of Directors delegated the authority to administer the Plan to the combination of the Company’s Executive Chairman and President. They have the power to determine which persons who are eligible under the Plan will be granted option awards, when and how each option award will be granted, and the provisions and terms of each option award. With the resignation of the Company’s President, this delegated authority to the Executive Chairman and President has reverted back to the Company’s Compensation Committee.

On December 8, 2014, the Company modified the exercise price on its unvested 1,380,000 options from an exercise price of $2.00 per share to $1.00 per share. The Company will amortize the modification expense of $104,759 over the remaining vesting term of the stock options.

During the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company recorded share-based payment expense of $178,980 and $0 and $66,449 and $0, respectively, in connection with all options outstanding. The amortization of share-based payment was recorded in Salaries and Wages expense during fiscal 2015.

Through February 28, 2015, the Company had granted 2,425,000 options to purchase common stock with an exercise price of $2.00 per share. On December 31, 2014, the Company modified the exercise price on its unvested 1,380,000 options from an exercise price of $2.00 per share to $1.00 per share. There are 750,000 options with an exercisable term of five (5) years and all others have an exercisable term of ten (10) years. The vested options were 1,045,000.

The fair value of Stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$1.00 - $2.00
Market price at date of grant:	$0.7501 - $1.99
Volatility:	50.57% - 84.23%
Expected dividend rate:	0
Expected terms (years):	5 - 10
Risk-free interest rate:	1.45% - 2.77%

A summary of the activity during the nine (9) months ended February 28, 2015 of the Company’s 2014 Equity Plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 1, 2013	-	$-	$-
Granted	1,900,000	2.00	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding at May 31, 2014	1,900,000	$2.00	$-
Granted	525,000	2.00	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Decrease in weighted average exercise price due to modification (1)	-	$(0.57)	-
Outstanding at February 28, 2015	2,425,000	$1.43	$-

(1)	On December 8, 2014, the Company modified the exercise price on its unvested 1,380,000 options from an exercise price of $2.00 per share to $1.00 per share.

The total compensation cost related to options not yet amortized is $802,233 at February 28, 2015. The Company will recognize this charge over the next forty-one (41) months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On February 24, 2013, the Company entered into an employment agreement with Darren Minton (the “Minton Employment Agreement”), to serve as a Senior Vice President of the Company.   Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 common stock shares. On February 24, 2014, the Company entered into a new employment agreement with Mr. Minton to serve as Executive Vice President of the Company. Pursuant to the terms of the Minton Employment Agreement, the Company agreed to pay Mr. Minton $180,000 annually. Mr. Minton is also entitled to receive as additional one-time grant of 20,000 common stock shares. The employment agreement has a term of eighteen (18) months. In addition, the Company may terminate the Employment Agreement after four (4) months with 30-days’ notice.

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

On November 4, 2013, in connection with the CSI Acquisition, the Company entered into a four (4) year employment agreement with Charlie Cooper (the “Cooper Employment Agreement”), to serve as Vice President of the Company and as Chief Operating Officer of CSI, the Company’s professional services and consulting division.   Pursuant to the Cooper Employment Agreement, the parties agreed that Mr. Cooper will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Cooper will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Cooper is also entitled to an annual base commission equal to two percent (2%) of the gross profit of professional services and consulting division. In addition, Mr. Cooper will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the CSI gross profit exceeds $2,200,000. The Cooper Employment Agreement will automatically renew for successive one (1) year terms following the completion of the initial four (4) year term of the agreement unless terminated by the Company or Mr. Cooper ninety (90) days prior to the end of such term. On March 13, 2015, Mr. Cooper’s employment was terminated for cause.

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Brendan Flood (the “Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the Board of Directors, as well as, Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192,000 (At February 28, 2015, the foreign currency exchange rate of 1.5426 makes this approximately $296,000) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Staffing UK. Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index for All Urban Consumers for the Northeast Region as determined by the United States Department of Labor Bureau of Labor Statistics. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood is entitled to Gross Profit Appreciation Participation, which entitles the participants to ten (10%) of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of one hundred twenty percent (120%) of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level is sixty-two and one-half percent (62.5%). (See Note 15 – Subsequent Events). The Flood Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment.

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Matt Briand (the “Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company, as well as, Chief Executive Officer of Monroe. Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Monroe Staffing LLC, a division of Staffing 360 Solutions (UK) Limited. Mr. Briand will also be entitled to an annual bonus of up to fifty percent (50%) of his annual base salary based on reaching certain financial milestones. Additionally, Mr. Briand is entitled to Gross Profit Appreciation Participation, which entitles the participants to ten (10%) of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of one hundred twenty percent (120%) of the base year’s gross profit, up to $400,000. Mr. Briand’s participating level is thirty-seven and one-half percent (37.5%). (See Note 15 – Subsequent Events). The Briand Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment. On January 27, 2015, Mr. Briand was given the additional title of President.

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

Earn-out Liability

The Earn-out Liability is comprised of contractual contingent liabilities resulting from the Company’s acquisitions. The provisions basically state that the seller of a business may receive additional future compensation based upon the business achieving certain future financial performance levels. The earn-out transactions were accounted for under the purchase method in accordance with ASC 805.

Pursuant to the TRG Acquisition (See Note 14 - Acquisitions), the TRG Purchase Price includes cash payments to the TRG Shareholders for performance-based compensation equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing, not to exceed $1,500,000: (i) twenty percent (20%) of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn-Out Period; plus (ii) seven percent (7%) of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn-Out Period. At closing, the Company estimated the performance-based compensation was $1,192,000. During the nine (9) months ended February 28, 2015, the Company paid $111,374 towards the earn-out liability. On February 27, 2015, the Company satisfied this liability in full by issuing 1,134,050 common stock shares as part of the sale of TRG with an effective date of January 1, 2015.

Pursuant to the CSI Acquisition (See Note 14 - Acquisitions), the CSI Purchase Price includes cash payment to the NCSI Shareholders for performance-based compensation equal to twenty percent (20%) of CSI’s and CCSI’s consolidated gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing not to exceed a total of $2,100,000.  At closing, the Company estimated the performance-based compensation would be $2,100,000, which has subsequently been updated based upon the deteriorating business performance and forecast for CSI. The analysis performed as of February 28, 2015, resulted in the Company reducing the earn-out in the amount of $840,455. The Company has paid $485,271 to date towards the earn-out liability. At February 28, 2015 the balance of the earn-out liability was $774,274.

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

On February 15, 2013, the Company entered into an advisory agreement (the “Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”). Pursuant to the Grandview Advisory Agreement, Grandview will provide assistance and advice in seeking out a potential merger or acquisition partners/targets. The Company will pay Grandview $10,000 per month for a period of eighteen (18) months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company will further compensate Grandview as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. Grandview will receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value, as defined in the Grandview Advisory Agreement. The Company’s former Chairman of the Board of Directors, Principal Financial Officer, and Treasurer, Peter Goldstein, is the majority shareholder of Grandview Capital Partners, Inc. Mr. Goldstein resigned from the Board of Directors and all officer positions as of January 3, 2014. This agreement was amended in January 2014 and continued until September 30, 2014 at a rate of $10,000 per month. The balance outstanding is $74,644.

On February 15, 2013, the Company entered into an agreement (the “Trilogy Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”), which commenced in April 2013. Pursuant to the Trilogy Agreement, Trilogy will provide the Company with the development and implementation of an investor awareness program designed to create financial market and investor awareness for the Company. The Company will pay Trilogy $5,000 per month for a period of eighteen (18) months, which expired in October 2014. On November 13, 2014, the Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services if requested by the Company for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay $300,000, in equal monthly installments of $25,000; and (b) grant two hundred fifty thousand (250,000) common stock shares on or before January 30, 2015; and (c) grant an additional 25,000 common stock shares valued at the last trade price at December 31, 2014, in complete settlement of any past due fees and costs owed to Trilogy. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015.

On February 14, 2013, the Company entered into a corporate services agreement (the “Pylon Agreement”) with Pylon Management, Inc. (“Pylon”). Pursuant to the Pylon Agreement, Pylon will provide the Company with assistance and advice in identifying potential merger or acquisition targets and integrating such acquired business into the Company for a period of eighteen (18) months. Pursuant to the Pylon Agreement, for any merger and acquisition transaction, Pylon will receive a fee between three (3%) and five (5%) percent of the transaction value. Pylon shall also receive equity compensation in the amount of two percent (2%) of the outstanding common stock shares on the date of the first acquisition, and one percent (1%) of the outstanding common stock shares on the date of the second transaction. All common stock shares issued under the Pylon Agreement shall have “piggyback” registration rights at the Company’s election and shall be included in any registration statement filed by the Company with the Securities and Exchange Commission. Upon the closing of the first transaction, the Company will pay a monthly retainer of $5,000 per month. The Company will also pay Pylon two percent (2%) of the revenue of the Company for administrative services rendered, which may be reduced pursuant to the Pylon Agreement. The Pylon Agreement may be terminated by either party upon ninety (90) days written notice. On April 26, 2013, the Company acquired TRG. As such, Pylon was issued 175,734 common stock shares based on the terms of the agreement. In February 2014, the Company issued Pylon 150,000 common stock shares as full settlement and termination of the Pylon Agreement. On March 1, 2014, the Company entered into a new twelve (12) month advisory agreement with Pylon, agreeing to pay Pylon $5,000 per month as well as performance-based fees.

On February 15, 2013, the Company entered into an advisory agreement with Joshua Capital, LLC. Pursuant to this agreement, Joshua Capital, LLC will provide the Company with advisory and consulting services in connection with the Company’s business operations. The Company will pay $10,000 per month for a period of eighteen (18) months and will increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company and contemporaneous financing. The agreement may be terminated by the Company for cause, as defined in the agreement. Robbie Lee, a shareholder of the Company is the majority shareholder of Joshua Capital, LLC. The Company and Joshua Capital terminated the agreement effective December 31, 2013. There are no amounts owed or outstanding.

On August 22, 2013, the Company entered into an agreement with Rempel Ventures, LLC. The term of the agreement is twelve (12) months. Rempel Ventures will receive $3,000 and 5,000 common stock shares per month and will provide advisory services. Specifically, they will provide support for business activities related to the Company’s consolidation model in the staffing industry. In addition, Rempel Ventures will provide business and financial advice and services. On January 1, 2014, the Company and Rempel Ventures, LLC amended the agreement increasing the advisory fee to $13,000 per month. In addition, the agreement was transferred from Rempel Ventures, LLC to Alternative Advisory Group LLC. No other terms of the agreement were altered. On April 1, 2014, the Company further modified the Alternative Advisory Group agreement by extending the term of the agreement to April 1, 2015 and discontinued the monthly equity consideration of 5,000 common stock shares which was replaced with a one-time issuance of 200,000 common stock shares. The balance outstanding is $91,000.

On December 17, 2014, the Company entered into an exclusive agreement with a New York-based investment bank.  The investment bank provides services across a wide variety of potential financings as part of the Company's buy-and-build acquisition strategy, which includes, but is not limited to: convertible debt, secondary offerings and private placements. The Company agreed to pay investment bank varying percentages of capital raised based upon the type and structure of the financing. The initial term of retention was 180 days and could be extended or voided by either party if certain benchmarks were not achieved. The Company paid the investment bank an engagement fee of $10,000 on December 19, 2014. (See Note 15 – Subsequent Events).

At February 28, 2015, the Company reviewed two historical consulting contracts under which the consultants were to provide certain services including roadshows, aftermarket support, awareness activity and advising management. The consultants had failed to perform or provide such services. Further, they did not respond to the Company’s requests or attempts to contact them. Therefore, the Company considers the contracts null and void and has reversed the remaining unpaid consulting accrual in the amount of $102,500, all of which had been previously expense in the current fiscal year.

Directors Agreements

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. From July 1, 2012 to June 30, 2013, Mr. Villard served as a member of the Board of Directors and as an advisor for the Company. The Company agreed to pay Mr. Villard $45,000, consisting of: (i) $22,500 of common stock shares based on the value equal to fifty (50%) of the per share price of the common stock sold in the private placement financing, and (ii) $22,500 of cash to be paid in monthly payments of $1,875. This agreement expired on June 30, 2013, but was continued by the Company on a month to month basis. Effective July 1, 2013, Mr. Villard entered into a new agreement with the Company, to serve as a member of the Board of Directors for $30,000 annually, payable $2,500 per month. Additionally, Mr. Villard was awarded 2,500 common stock shares per month.  In addition, effective January 1, 2014, Mr. Villard entered into a separate advisory agreement (the “Villard Advisory Agreement”) for a term of one year for $30,000 per year, payable $2,500 per month, and 30,000 common stock shares, issued at 2,500 common stock shares per month. In April 2014, the Villard Advisory Agreement was terminated. For his services as an advisor in 2014, Mr. Villard was paid $10,000 and was awarded 10,000 common stock shares. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. For his service as Chairman of the Corporate Governance and Nominating Committee, Mr. Villard will receive an annual payment of $20,000, payable $1,667 per month. In addition, Mr. Villard will receive 833 common stock shares per month (10,000 common stock shares annually). In May 2014, Mr. Villard was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Villard will receive 833 common stock shares per month (10,000 common stock shares annually) for each committee. In September 2014, Mr. Villard was appointed to serve on the Restructuring Committee.

On July 1, 2013, the Company entered into an agreement with Robert Mayer, to serve as a member of the Board of Directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the Board of Directors, Mr. Mayer will receive 2,500 common stock shares per month.  In addition, effective January 1, 2014, Mr. Mayer entered into a separate agreement to serve as an advisor to the Company (the “Mayer Advisory Agreement”) for a term of one (1) year for $30,000 per year, payable $2,500 per month and 30,000 common stock shares, issued at 2,500 common stock shares per month. In April 2014, the Mayer Advisory Agreement was terminated. For his services as an advisor in 2014, Mr. Mayer was paid $10,000 and was awarded 10,000 common stock shares. In May, 2014, Mr. Mayer was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Mayer will receive 833 common stock shares per month (10,000 common stock shares annually) for each committee.

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

Lease Obligations

The Company entered into multiple lease agreements for office space. The agreements require monthly rental payments through March 31, 2017. Total minimum lease obligation approximate $221,564, $635,190 and $205,267 for the years ended May 31, 2015, 2016 and 2017, respectively. For the nine (9) and three (3) months ended February 28, 2015, rent expense amounted to $779,192 and $272,409, respectively.

Guarantees

Pursuant to the sale of Cyber 360, the Company agreed to continue as a guarantor on the accounts receivable financing facility between Sterling Bank and Cyber 360 until such time that it is paid in full, which is scheduled for April 28, 2015. All customer payments are required to be applied towards the outstanding balance and Cyber 360 is not allowed to make additional advances against this facility. At February 28, 2015, the balance outstanding was $269,539. The balance outstanding on April 13, 2015 is $41,325.

Legal Proceedings

The Company is party to various legal proceedings, including those noted in this section. Although management at present believes that the ultimate outcome of these proceedings, individually and in the aggregate, are not probable to materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. Were unfavorable outcomes to occur, the possibility exists for a material adverse impact on our business, results of operations, financial position, and overall trends. The Company may also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments. However, the Company has not reached this conclusion with respect to any particular matter at this time.

On May 22, 2014, NewCSI Inc. (“NCSI”), the former owners of Control Solutions International, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the CSI Stock Purchase Agreement dated August 14, 2013. NCSI claims that the Company breached a provision of the CSI Stock Purchase Agreement which required the Company to calculate within 90 days after December 31, 2013 and pay to NCSI fifty percent (50%) of certain “Deferred Tax Assets”. The Company responded denying the material allegations and interposing numerous affirmative defenses. On October 8, 2014, NCSI filed a Motion of Summary Judgment (the “Motion”). On March 30, 2015, a Magistrate Judge of the District Court issued a Report and Recommendation that the District Court deny the Motion. The Recommendation became a final decision on April 13, 2015.

On December 31, 2014, NCSI filed an amended complaint in which NCSI seeks up to $154,433 of damages related to the Deferred Tax Assets and an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $1,670,635 at December 31, 2014. The earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition. The parties have completed fact discovery and are currently in expert discovery. On March 25, 2015, NCSI filed a Motion for Leave to File a Second Amended Complaint (the “Motion to Amend”) to assert a material breach based upon the termination of one of NCSI’s shareholders by the Company. The Company will oppose the Motion to Amend on the grounds that (a) the dispute must be arbitrated under the terms of the individual’s’ employment agreement; and (b) amendment should not be permitted on new grounds as fact discovery has closed in this case. On March 27, 2015, the Company filed a motion to disqualify NCSI’s proposed expert on Deferred Tax Assets. NCSI’s date to oppose is April 9, 2015 and to the best of our knowledge no opposition has been filed. The final pretrial conference in this matter will be held April 24, 2015. The Company believes that it acted in a manner consistent with our contractual rights, and intends to aggressively defend itself against this claim which is believed to be not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

NOTE 13 – GEOGRAPHICAL SEGMENTS

For the nine (9) and three (3) months ended February 28, 2015 and 2014, the Company generated revenue in the U.S., Canada and the U.K. as follows:

	For the Nine Months Ended February 28,		For the Three Months Ended February 28,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue generated in the U.S.	$90,224,562	$16,140,575	$28,934,499	$15,351,384
Revenue generated in Canada	103,117	70,625	32,995	28,800
Revenue generated in the U.K.	6,313,241	419,511	1,996,104	419,511
Total Revenue	$96,640,920	$16,630,711	$30,963,598	$15,799,695

As of February 28, 2015 and May 31, 2014, the Company has assets in the U.S., Canada and the U.K. as follows:

	February 28, 2015	May 31, 2014
	(Unaudited)
Total Assets in the U.S.	$39,271,097	$39,995,879
Total Assets in Canada	49,307	102,351
Total Assets in the U.K.	1,245,875	2,897,232
Total Assets	$40,566,279	$42,995,462

As of February 28, 2015 and May 31, 2014, the Company has liabilities in the U.S., Canada and the U.K. as follows:

	February 28, 2015	May 31, 2014
	(Unaudited)
Total Liabilities in the U.S.	$26,788,612	$29,730,088
Total Liabilities in Canada	8,155	6,994
Total Liabilities in the U.K.	1,714,512	2,638,970
Total Liabilities	$28,511,279	$32,376,052

NOTE 14 - ACQUISITIONS

On April 26, 2013, the Company purchased all of the issued and outstanding common stock (the “TRG Acquisition”) of The Revolution Group, Ltd. (“TRG”), a Massachusetts corporation. The aggregate consideration paid for the TRG Acquisition was approximately $2.5 million (the “TRG Purchase Price”), paid as follows: (i) cash at closing of $907,287; and (ii) 512,569 common stock shares valued at a price of $0.80 per share totaling $410,055. In addition, the Company agreed to pay the TRG shareholders performance-based compensation in cash an amount equal to the following percentages of TRG’s gross profit through the end of the sixteenth (16th) quarter following the date of closing (the “TRG Earn-Out Period”), not to exceed $1,500,000: (i) twenty percent (20%) of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn-Out Period; plus (ii) seven percent (7%) of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn-Out Period. At closing, the Company estimated the performance-based compensation would be $1,192,000.

In connection with the TRG Acquisition, the Company identified and recognized intangible assets of $1,054,801 representing trade name, customer relationships and employment agreements/non-competes. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is over fifteen (15) years. This resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$47,881
Intangible assets	1,054,801
Goodwill	1,412,646
Total	$2,515,328

LIABILITIES:
Current liabilities	$5,986

Net purchase price	$2,509,342

On January 27, 2015, the Company’s Board of Directors voted unanimously to discontinue TRG and pursue the sale of this business. Effective January 1, 2015, the Company sold the TRG business. Therefore, the activity of this business is recorded as a discontinued operation and all its related assets have been eliminated from the current and comparative period balance sheets and subsequently sold.

On November 4, 2013, the Company purchased all of the issued and outstanding common stock (the “CSI Acquisition”) of Control Solutions International, Inc. (“CSI”), a Florida corporation and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) pursuant to a Stock Purchase Agreement dated August 14, 2013 by and among the Company, NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid for the CSI Acquisition was approximately $3.5 million (“CSI Purchase Price”), payable as follows: (i) cash at closing of $1,311,454; and (ii) 136,000 common stock shares valued at a price of $0.875 per share totaling $119,000. In addition, the Company agreed to pay the NCSI shareholders performance-based compensation in cash an amount equal to twenty percent (20%) of CSI’s and CCSI’s consolidated gross profit through the end of the sixteenth (16th) quarter following the date of closing (the “CSI Earn-Out Period”) not to exceed a total of $2,100,000. At closing, the Company estimated the performance-based compensation would be $2,100,000, which has subsequently been updated based upon the deteriorating business performance and forecast for CSI. The analysis performed as of February 28, 2015, resulted in the Company reducing the earn-out in the amount of $840,455. During the nine (9) months ended February 28, 2015, the Company paid $222,555 of the earn-out. At February 28, 2015 the balance of the earn-out liability was $774,274. This transaction was accounted for under the purchase method in accordance with ASC 805. CSI is a wholly owned subsidiary of the Company.

In connection with the CSI Acquisition, the Company identified and recognized intangible assets of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was over fifteen (15) years. This resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. During the nine (9) and three (3) months ended February 28, 2015 and 2014 the Company recognized amortization expense of $91,099 and $208,777 and $0 and $69,425, respectively. The impairment analysis performed as of May 31, 2014 and November 30, 2014, resulted in the Company impairing trade name, customer relationships and employment agreements/non-competes in the amount of $10,025 and $703,222, respectively. The intangible asset balance, net of impairment and accumulated amortization, at November 30, 2014 was $0 and remains $0 at February 28, 2015.

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

On January 3, 2014, the Company purchased all of the issued and outstanding common stock (the “Initio Acquisition”) of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales, and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe,” and together with all of Initio’s subsidiaries, the “Subsidiaries”).   The transaction contemplated by a Share Purchase Agreement, dated October 30, 2013, as amended by Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013 (the “SPA”). The aggregate consideration paid for the Initio Acquisition was approximately $13.29 million, paid as follows: (i) cash at closing of $6,440,000; (ii) 3,296,702 common stock shares valued at a price of $0.875 per share totaling $2,884,614; and (iii) three (3) year promissory notes totaling $3,964,949, each bearing interest at six percent (6%) per annum, amortized straight line over five (5) years. (See Note 6 – Promissory Notes). Upon closing of the Initio Acquisition, certain of the Initio Shareholders were appointed to the Company’s Board of Directors and entered into employment agreements with the Company or one of its subsidiaries. As a result of the Acquisition, Initio and its Subsidiaries became wholly owned subsidiaries of the Company. Initio was renamed Staffing 360 Solutions (UK) Limited (“Staffing UK”).

In connection with the acquisition of Staffing UK, the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. During the nine (9) and three (3) months ended February 28, 2015 and 2014 the Company recognized amortization expense of $1,281,988 and $119,478 and $427,329 and $119,478, respectively. The Company will recognize amortization expense of $427,329 in the remaining fiscal year ended 2015, $1,709,317 in the fiscal year ended 2016, $1,709,317 in the fiscal year ended 2017, $1,118,796 in the fiscal year ended 2018, $292,428 each year in the fiscal years 2019 through 2028 and $170,372 in the fiscal year ended 2029. The Intangible Asset balance, net of accumulated amortization, at February 28, 2015 is $8,317,262

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Total assets	$15,550,449
Intangible assets	10,050,000
Goodwill	2,994,057
Total	$28,594,506

LIABILITIES:
Total liabilities	$15,254,943

Net purchase price	$13,339,563

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing UK, purchased substantially all of the business and certain assets, including but not limited to contracts, business information, records, book debt and goodwill (the “Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). The Poolia Acquisition was completed pursuant to that certain Asset Purchase Agreement (the “Poolia Purchase Agreement”) by and among Staffing UK, and Poolia UK. Poolia UK operates its professional staffing services from its London office and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the United Kingdom. All subsequent business activity from this acquisition is under a Staffing UK subsidiary. The aggregate consideration paid for the Poolia Acquisition was £500,000 (the “Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (the “NAV Consideration,” together with the Fixed Consideration, collectively, the “Poolia Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid in cash at closing. Subsequent to closing, the balance of the NAV Consideration was paid to Poolia UK Ltd. for total consideration of $1,626,266. As of February 28, 2015, the Company has paid the total consideration in full.

In connection with the acquisition of Poolia UK, the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the nine (9) and three (3) months ended February 28, 2015 and 2014 the Company recognized amortization expense of $87,248 and $0 and $29,083 and $0, respectively. The Company will recognize amortization expense of $29,083 in the remaining fiscal year ended 2015, $116,330 in the fiscal year ended 2016, $116,330 in the fiscal year ended 2017 and $87,248 in the fiscal year ended 2018. The Intangible Asset balance, net of accumulated amortization, at February 28, 2015 is $348,991.

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

The aggregate consideration (the “PS Purchase Price”) paid for the Acquired Companies was approximately $8.4 million. Prior to closing, the Company was provided a certificate setting forth the seller’s good faith estimate of (i) the Purchase Price (the “Estimated Purchase Price”), including the calculation of the Adjusted EBITDA of each Acquired Company for the twelve (12) fiscal months period ending April 26, 2014, and (ii) the Net Working Capital. At closing, the Company paid: (i) cash of approximately $2.7 million; (ii) 1,127,365 common stock shares valued at the market closing price of $1.93 totaling approximately $2.2 million; (iii) an unsecured promissory note of approximately $2.4 million; and (iv) the seller was entitled to all of the Acquired Companies’ Net Working Capital as of the Closing Date, approximately $1.1 million. Further, the PS Purchase Price was subject to a post-closing PS Purchase Price adjustment, based on audited financial statements for each of the Acquired Companies. Subsequently, the Company prepared and delivered to seller a certificate that set forth the Company’s determination of the: (i) PS Purchase Price, including the calculation of the Adjusted EBITDA of each Acquired Company for the audited period; and (ii) calculation of the Net Working Capital. Based on this certificate, the Company and seller agreed there was no post-closing PS Purchase Price adjustment required.

In connection with the forty-nine percent (49%) acquisition of PRS, the Company recorded a non-controlling interest totaling $572,900. The results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. For the nine (9) months ended February 28, 2015, the Company recorded net income attributable to non-controlling interest totaling $113,710 and for the three (3) months ended February 28, 2015, the Company recorded net loss attributable to non-controlling interest totaling ($102,845).

In connection with the acquisition of PS, the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the nine (9) and three (3) months ended February 28, 2015 and 2014 the Company recognized amortization expense of $460,856 and $0 and $153,619 and $0, respectively. The Company will recognize amortization expense of $153,619 in the remaining fiscal year ended 2015, $614,475 in the fiscal year ended 2016, $614,475 in the fiscal year ended 2017, $590,922 in the fiscal year ended 2018, $49,200 each year in the fiscal years 2019 through 2028 and $47,150 in the fiscal year ended 2029. The Intangible Asset balance, net of accumulated amortization, at February 28, 2015 is $2,512,641.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$2,878,448
Intangible assets	2,999,100
Goodwill	4,789,880
Total	$10,667,428

LIABILITIES:
Current liabilities	$1,707,420

Non-controlling interest	572,900

Net purchase price	$8,387,108

The following unaudited pro forma consolidated results of operations, expressed in rounded thousands, have been prepared as if the acquisition of CSI, Initio, Poolia UK and PS had occurred as of June 1, 2014 and 2013:

	For the Nine Months Ended February 28,		For the Three Months Ended February 28,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$96,641,000	$81,327,000	$30,964,000	$26,452,000

Net loss from continuing operations	(13,698,000)	(2,966,000)	(184,000)	(1,406,000)

Net loss per share from continuing operations	(0.37)	(0.15)	(0.00)	(0.06)

Weighted average number of common stock shares – Basic and diluted	36,673,143	19,880,145	41,034,837	24,579,530

NOTE 15 – SUBSEQUENT EVENTS

On March 1, 2015, the Company granted 980,000 options to purchase common stock to various employees under the 2014 Equity Plan. The stock options have an exercise price of $1.00 per share, and are exercisable for a period of ten (10) years from the date of grant.

On March 24, 2015, the Board of Directors of the Company unanimously approved and authorized the issuance of 1,663,008 Preferred Stock that bears and pays interest monthly at the rate of twelve percent (12%) to two (2) employees, officers and directors for the conversion of their Gross Profit Appreciation Bonus (“GPAB”) associated with their employment agreements. The Company expected the value of the GPAB to be $1,663,009 over the next four (4) years. The Company can redeem the Preferred Stock in 2019 for $864,765. These shares will be issued upon the Compensation Committee’s designation of all of the rights and preferences of the Preferred Stock and the filing of the same with the Nevada Secretary of State.

On March 24, 2015, the Board of Directors of the Company unanimously approved an authorized the issuance of 25,000 common stock shares to Mr. Villard, a member of the Board of Directors, for his service on the Restructuring Committee.

On April 8, 2015, the Company entered into a new revolving credit facility in the amount of $25 million and a $3 million four (4) year term loan with MidCap Financial. The $25 million revolving credit facility, with the option to accordion up to $50 million, replaces the Company’s $15 million revolving credit facility with Wells Fargo Bank and is collateralized by the Company’s accounts receivable. Associated with this financing, the Company paid MidCap Financial a fee of $140,000, reimbursed transaction expenses of $136,739 and issued 120,000 warrants to purchase common stock shares at an exercise price of $1.25 per share. Additionally, at closing the Company paid the investment bank that facilitated the relationship a fee of $770,000.

On April 9, 2015, the Company paid in full five (5) convertible notes totaling $800,000 that were originally issued on July 14, 2014 and July 31, 2014. The payment of principal and interest totaled $888,668.

On April 9, 2015, the Company paid in full two (2) related party promissory notes totaling $175,000 and paid interest of $35,611 by issuing 127,320 common stock shares at $0.2797 per share.

On April 10, 2015, the Company paid a related party promissory note in the principal amount of $150,000 and accrued interest in the amount of $11,342.

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

Overview:

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

On April 26, 2013, the Company purchased all of the issued and outstanding common stock (the “TRG Acquisition”) of The Revolution Group, Ltd. (“TRG”), a Massachusetts corporation. The aggregate consideration paid for the TRG Acquisition was approximately $2.5 million, payable in cash at closing, common stock and a percentage of future gross profits from TRG. TRG became a wholly owned subsidiary of the Company and operates under the name “Cyber 360, Inc.”. (See Note 14 - Acquisitions). See “Note 13 – Acquisitions” of the financial statements in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on September 15, 2014, for a more complete description of this transaction.

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

On February 27, 2015, the Company and its wholly-owned Nevada subsidiary, Cyber 360, Inc. (“Cyber360”) entered into a Stock Purchase Agreement, pursuant to which the Company sold all of the outstanding shares of Cyber360 to some of the former owners of Cyber 360, effective as of January 1, 2015, for an aggregate purchase price of $1.00 and release of certain obligations as described below. In connection with the sale, all agreements executed in connection with the original acquisition of Cyber360’s business (previously known as The Revolution Group) in April 2013 and all obligations thereunder, except as set forth below, were terminated. As a result of the sale, the Company no longer owns Cyber360 or its Massachusetts subsidiary, Cyber 360, Inc.

In connection with the sale, and in settlement of any remaining obligations with respect to the earn-out from the original sale, the Company agreed to issue an aggregate of 1,134,050 shares of Company common stock at a price, as agreed between the parties, of $1.00 per share. See the Company’s Form 8-K, filed with the SEC on March 5, 2015, for a more complete description of this transaction.

Operating History:

To date, the Company has purchased six operating businesses: The Revolution Group, Control Solutions International, Inc., Staffing 360 Solutions (UK), Poolia (UK), PeopleSERVE, Inc., and forty-nine percent (49%) of PeopleSERVE, PRS Inc. Our business plan is to continue to grow the Company organically and to pursue acquisition prospects. The Company, less the discontinued operations of The Revolution Group, generated revenue of $516,441, $16,630,711 and $96,640,920 for the nine (9) months ended February 28, 2013, 2014 and 2015, respectively. This growth has primarily been achieved through acquisitions, supplemented by organic growth. Our business plan is subject to certain inherent risks associated with a small, high-growth enterprise, including access to capital resources, execution risks, possible rejection of our business model and/or sales methods, and cost overruns.

Going concern:

The Company was presented as a development stage company through August 2012. Activities during the development stage included organizing the business and raising capital.  In September 2012, Staffing Alliance commenced operations and the Company began to generate revenue in October 2012. In April 2013, Cyber 360, Inc. was purchased and began generating revenue. Cyber 360, Inc. was subsequently sold in January 2015. In November 2013, CSI was purchased and began generating revenue. In January 2014, Staffing UK was purchased and began generating revenue. In February 2014, Poolia UK commenced operations and began generating revenue. In May 2014, PeopleSERVE, Inc. and PeopleSERVE, PRS were purchased and began generating revenue. Since inception, the Company has been able to operate under a going concern audit opinion and meet its financial obligations. Since the Company has incurred losses and currently has negative working capital, these consolidated financial statements have been prepared on a going concern basis, which assumes these factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted. Realization value may be substantially different from carrying values as shown and these consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of February 28, 2015, the Company had a working capital deficiency of $7,876,112 and had an accumulated deficit of $30,035,058. For the nine (9) months ended February 28, 2015, the Company had a net loss and net cash used in operations of $13,697,940 and $1,444,175, respectively.   The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary financing to continue operations, and through profitable operations from existing subsidiaries and additional acquisitions.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern and the outcome of these uncertainties cannot be predicted.

On April 8, 2015, the Company entered into a new revolving credit facility in the amount of $25 million and a $3 million four (4) year term loan with MidCap Financial. The $25 million revolving credit facility, with the option to accordion up to $50 million, a replacement of the Company’s previous Wells Fargo Bank $15 million revolving credit facility, and is collateralized by the Company’s accounts receivable. Effectively the new MidCap revolving credit facility increased the Company’s cash availability materially through more favorably negotiated account eligibility criterion. Importantly, the larger facility provides the much needed additional borrowing capacity as the Company continues to expand and grow revenue. The Company used the proceeds to reduce its outstanding indebtedness, pay fees and costs associated with this capital transaction and provide for current and future working capital. (See Note 15 – Subsequent Events).

In addition, as a result of the aforementioned improvement in working capital and pursuant to a discussion with the Company’s Independent Registered Accounting Firm (“Auditors”), subject to an audit of the Company’s financial statements for the year end May 31, 2015, the Company believes that it has successfully mitigated any substantial doubt about its ability to continue as a going concern.

Currently, the Company does not have sufficient working capital to fund the continuation or expansion of its ongoing operations and obligations. The Company will need to raise additional capital to fund its operating expenses, pay its obligations, and acquire additional entities. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plan to continue as a going concern includes raising capital through additional debt and equity financings to fund working capital and additional acquisitions, increasing gross margin by driving organic revenue growth and strategic acquisitions, and reducing operating and overhead costs. The Company anticipates it will require $1.5 million over the next twelve (12) months for working capital purposes. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon management’s ability to successfully secure additional sources of financing and attain profitable operations.  Further, management cannot provide any assurance that unforeseen circumstances that may occur at any time within the next twelve (12) months or thereafter will not increase the need to raise additional capital on an immediate basis. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Through February 28, 2015, the Company raised capital by conducting financings through debt and equity transactions as follows:

•	In April 2014, the Company commenced its best efforts private offering of twelve percent (12%) Series A Bonds with certain accredited investors. In fiscal 2014 and 2015, the Company raised $2,998,500 and $1,060,000, respectively and on July 29, 2014, the Company completed the Series A Bond offering for an aggregate of $4,058,500. In addition to the Series A Bonds, each Purchaser of the Bonds received equity consideration at a rate of 5,000 common stock shares for each $50,000 investment for a total of 405,850 common stock shares.

•	From April 21, 2014 through May 27, 2014, the Company raised $950,000 from two (2) accredited investor through the issuance of five (5) short-term, twelve percent (12%), convertible promissory notes. The holders of these notes received an aggregate of 190,000 common stock shares. These notes had varying maturity dates.

•	From May 14, 2014 through May 19, 2014, the Company raised $600,000 from five (5) accredited investors through the issuance of five (5) short-term twelve percent (12%) convertible promissory notes. These note holders received an aggregate of 120,000 common stock shares. On July 14, 2014, all five (5) of these holders converted $600,000 of principal into 400,000 common stock shares and $11,868 of unpaid interest into 7,912 common stock shares.

•	On May 27, 2014, the Company raised $50,000 from one (1) accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. The note holder received 10,000 common stock shares. On July 25, 2014, the Company repaid this note, including all unpaid interest.

•	On June 22, 2014, the Company raised $100,000 from one (1) accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. The note holder received 20,000 common stock shares. In August 2014, this note was repaid in full.

•	In June, 2014, the Company issued a promissory note in the amount of $100,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note was non-interest bearing and due upon demand. The Company issued 5,000 common stock shares to the note holder as additional consideration. This note was paid in full in June 2014.

•	In July 2014, the Company issued three (3) non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first note was issued on July 16, 2014 to a company owned by Alfonso J. Cervantes, a former employee, Vice Chairman, President and Secretary of the Company, in the amount of $30,000. This note was paid in full on July 25, 2014. The second note was issued on July 17, 2014 to Jeff Mitchell, the Company’s CFO, in the amount of $150,000. The Company issued 10,000 common stock shares to Mr. Mitchell as additional consideration. This note was paid in full on July 25, 2014. The third note was issued on July 8, 2014 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member, in the amount of $100,000. The Company issued 7,000 common stock shares to the note holder as additional consideration. This note was paid in full on July 29, 2014.

•	In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note was due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note was paid in full on August 28, 2014.

•	In July and August 2014, the Company issued promissory notes to Sterling National bank totaling $625,000. These notes bore interest at eighteen percent (18%) per annum and was due upon demand. These notes and interest of $6,412 were paid in full on or before October 3, 2014.

•	In August 2014, the Company issued a twelve percent (12%) interest bearing promissory note in the amount of $150,000 to Barry Cervantes, a brother of a former employee, Vice Chairman, President and Secretary of the Company, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 15,000 common stock shares to Barry Cervantes as additional consideration. This note remains outstanding at February 28, 2015.

•	On September 2, 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note is due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note remains outstanding at February 28, 2015.

•	On September 15, 2014, the Company issued a non-interest bearing promissory note in the amount of $50,000 to a company owned by Robert Mayer, a director and shareholder of the Company. The promissory note is due upon demand. The Company issued 2,500 common stock shares to the note holder as additional consideration. This note remains outstanding at February 28, 2015.

•	On November 24, 2014, the Company completed its Series B Bond offering of twelve percent (12%) convertible bonds with certain accredited investors. Through the final closing, the company issued Bonds for an aggregate of $981,500 to twenty (20) accredited investors. As a result, the Company issued 98,150 common stock shares as equity consideration to the bondholders. In addition, the Company issued 5,889 common stock shares to the placement agent for services rendered.

•	On December 10, 2014, the Company issued a twelve percent (12%) promissory note in the amount of $100,000. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued and unpaid interest into common stock shares at $1.00 per share. In addition for every $1.00 of principal amount converted, the Company will issue a warrant to purchase one-half common stock share at $2.00 per Common stock share exercisable for a term of three (3) years. As additional consideration, the Company agreed to issue 10,000 common stock shares upon execution of this agreement.

•	On December 16, 2014, the Company issued a promissory note to Sterling National bank for consideration totaling $250,000. The note bears interest at eighteen percent (18%) per annum and has a maturity date of March 31, 2015.

•	On February 5, 2015, the Company issued a convertible promissory note for consideration totaling $204,000. The note bears interest at eight percent (8%) per annum, contains a graduating prepayment premium ranging between ten percent (10%) and thirty-five percent (35%) and becomes convertible after 180 days and matures on November 2, 2015.

•	On April 8, 2015, the Company entered into a term loan and an additional term loan in the amounts of $3,000,000 and $650,000, respectively with MidCap Financial. The 4-year loan bear interest at nine percent (9.0%) plus LIBOR and four percent (4.0%) plus LIBOR, respectively, with a LIBOR floor of one percent (1.0%).

In total, for the nine (9) months ended February 28, 2015, the Company raised an aggregate of $4,150,500 in capital by conducting financings through debt and equity transactions. In addition, from March 1, 2015 through the date of this filing, the Company raised an aggregate of $3,650,000. The Company intends to continue to conduct additional short-term and long-term note financings to provide necessary working capital to the Company, as needed. In addition, the Company is working on larger financing arrangements to fund its acquisition program and provide further working capital. As part of this effort, on January 8, 2015 the Company announced that it entered into an agreement with a New York-based investment bank with a particular expertise in emerging small-cap companies.

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

Restructuring Plan and Implementation:

During the first and second quarters of fiscal 2015, the Company conducted a thorough review and evaluation of its business operations and strategies, the forecast for the staffing industry, and the business environment in general. The Company concluded that it was imperative to take immediate action to reduce short and medium-term debt service obligations, consulting/advisory agreements, employment costs and other corporate commitments that were overburdening the Company’s working capital and ability to fund continuing business operations, raise additional equity capital and/or debt, and execute its business plan. As such, on September 3, 2014, the Company formally established a Restructuring Committee, comprised of a Chairman and four (4) others selected from its Board of Directors to evaluate and formalize a Restructuring Plan. The Restructuring Plan was presented and adopted by the Board of Directors on September 3, 2014. Management planned to pursue each of the initiatives of the Restructuring Plan, some of which were contingent upon third parties’ acceptance of the restructuring terms and may not be fully achieved.

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The approved Restructuring Plan authorized management to approach existing debt holders with this proposal. The Company offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations. The Company exchanged equity with a fair value in excess of the aggregate amount of debt being extinguished. Upon execution of all necessary agreements, the Company recognized a loss on the transaction. In accordance with ASC 470-40-2, the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in the period of extinguishment as losses or gains. Gains and losses shall not be amortized to future periods. The modification expense was measured at fair value on the date of the agreement and recorded in accordance with ASC 470-40-2; and

o	Notes Payable and Other Debt obligations: The Restructuring Plan offered a meaningful incentive to outstanding Notes Payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment; Note holders converted $2,994,202 in principal and interest to 3,290,446 common stock shares and 3,619,490 warrants exercisable for a term of ten (10) years at $1.25. This action is anticipated to reduce the Company’s future cash outflows by approximately $871,000 in the calendar year of 2015, and by a further $2,265,723 in the calendar year of 2016.

o	Modification of Series A Bonds: The Restructuring Plan modified the terms of the Series A Bonds conversion price from $1.50 to $1.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest to common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash; Bonds totaling $3,709,655 in principal and interest were converted to 3,370,687 common stock shares and 1,854,859 warrants exercisable for a term of three (3) years at $2.00. The Company recorded a modification expense of $2,927,959 related to changing the conversion price of these bonds from $1.50 to $1.00.

o	Modification of Series B Bonds: The Restructuring Plan modified the terms of the Series B Bonds conversion price from $1.50 to $1.20 with the intention of providing a meaningful incentive for the Series B Bond holders to convert their principal and interest to common stock by the maturity date of September 15, 2015, rather than redeem for cash. The Company recorded a modification expense of $154,489 related to changing the conversion price of these bonds.

o	Earn-out Liabilities: The Restructuring Plan offered a meaningful incentive to the Earn-out liability holders to convert their contingent future payments to common stock rather than cash payments. In conjunction with the sale of Cyber 360 effective January 1, 2015, Inc., the former shareholders of TRG were offered the opportunity and elected to convert their remaining earn-out liability of $1,134,050 into common stock shares at $1.00 per share. As a result, the Company issued 1,134,050 common stock shares and recorded a gain on conversion of earn-out of $485,835 on February 27, 2015.

•	Operational and Corporate commitments: The approved Restructuring Plan authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with this restructuring. In accordance with ASC 470-25-12, which states, a liability for costs to terminate a contract before the end of its term shall be recognized when the entity terminates the contract in accordance with the contract terms. These amounts were recorded in the operating section of the Statement of Operations on a line item titled Reorganization of Business Expenses and a liability for the amount owed on the balance sheet.

o	Consulting Agreements: The Company cancelled various on-going consulting agreements. The measurement date to record the expense was the date upon which the Company decided to cancel the agreement. The Company expensed $73,875 as a result of the cancellation of these agreements. This action is anticipated to reduce the Company’s future cash outflows by approximately $432,000 in the calendar year of 2015.

o	Employment: The Company severed employment with some employees. The measurement date to record the expense was the date upon which the Company agreed to sever employment; The Company expensed $691,966 related to the aforementioned severed employment. This action is anticipated to increase the Company’s future cash outflows by approximately $50,000 during the calendar year of 2015, and thereafter to reduce the Company’s future cash outflows by approximately $624,000 annually.

o	Restructuring Fees: The Company estimated the cost associated with this restructuring to be approximately $175,000. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs have been and will continue to be expensed as incurred. To date, these fees have totaled $123,334 and are properly classified in Professional fees - Restructuring.

Results of Operations:

For the three (3) months ended February 28, 2015 as compared to the three (3) months ended February 28, 2014

The Company is still in the early stages of its development and continues to fully integrate the five (5) staffing acquisitions. As a result of the integration, the Company generated a loss of $80,789 for the three (3) months ended February 28, 2015 of which $771,223 relates to non-cash amortization and depreciation charges.

The Company generated $30,963,598 in revenue for the three (3) months ended February 28, 2015, which is consistent with what is expected on a seasonally adjusted quarterly basis going forward prior to any incremental amount from additional acquisitions. The Company believes the majority of acquisitions consummated during fiscal year 2014 are performing as expected or better. We believe that as these businesses continue to grow they will allow us to attract additional acquisitions in line with our stated strategic plan of achieving $300 million in annualized revenue.

The Company is vigilantly managing its operations and has developed a “Pathway to Profitability” program that is being constantly monitored. This Pathway to Profitability includes overhead control, operational reviews, cash management, adequate capitalization and our mergers and acquisitions program. Young, high-growth, consolidation companies often confront struggles with integration and financing. We have invested for our future by building a strong industry-experienced corporate team which allows for stronger financial reporting, compliance and commercial management. This investment has contributed to our losses up to this point in time but we believe we will not need material additions to this team as we grow, either organically or through acquisitions.

The following table sets forth the results of operations for the three (3) months ended February 28, 2015 and 2014:

	Three Months Ended February 28,
	2015		2014
	(Unaudited)		(Unaudited)
Revenue	$30,963,598		$15,799,695
Cost of Revenue	25,438,029	82%	12,592,706	80%
Gross Profit	5,525,569	18%	3,206,989	20%
Operating expenses	6,462,724	21%	4,210,486	27%
Loss from operations	(937,155)	(3)%	(1,003,497)	(6)%
Other expenses	(856,366)	(3)%	759,865	5%
Net loss	$(80,789)	0%	$(1,763,362)	(11)%

Revenue

As of February 28, 2015, the Company had five (5) operating entities –Control Solutions International (CSI), Staffing (UK), Poolia (UK), PeopleSERVE, Inc. and PeopleSERVE PRS.

Control Solutions International (“CSI”) was acquired on November 4, 2013. CSI provides consulting and risk advisory services principally in the U.S. and Canada but also has a network of internationally based affiliated entities through which services are provided. Revenue is recognized ratably over the period in which the service is provided. The costs of the service are recognized as the cost and time are incurred.

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

For the three (3) months ended February 28, 2015 and 2014, the Company, on a consolidated basis, had revenue of $30,963,598 and $15,799,695, respectively. The dramatic increase in revenue is largely derived from the impact of the most recent acquisitions.

Cost of revenue

The Company’s cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance and employment costs) as they relate to employees (temporary and permanent), as well as sub-contractors and consultants. For the three (3) months ended February 28, 2015 and 2014, cost of revenue was $25,438,029 and $12,592,706 respectively. The increase is related to the cost of revenue of the most recent acquisitions.

Gross profit

The Company’s gross profit for the three (3) months ended February 28, 2015 and 2014 was $5,525,569 and $3,206,989 respectively, representing gross margin of eighteen percent (18%) and twenty percent (20%), respectively. The decrease in margin is related to the gross profit margin of the most recent acquisitions.

Operating expenses

For the three (3) months ended February 28, 2015 and 2014, operating expenses amounted to $6,462,724 and $4,210,486, respectively, an increase of $2,252,238. For the three (3) months ended February 28, 2015 and 2014, operating expenses consisted of the following:

	Three Months Ended February 28,
	2015	2014
	(Unaudited)	(Unaudited)
Salaries and wages	$3,710,329	$1,668,994
Professional fees	581,479	357,897
Consulting fees – Related parties	68,456	100,000
Stock based compensation	182,904	280,485
Depreciation and Amortization	657,435	243,938
General and administrative	1,283,959	1,559,172
Professional Fees - Restructuring	(21,838)	-
Total operating expenses	$6,462,724	$4,210,486

For the three (3) months ended February 28, 2015 and 2014, the increase in our operating expenses was primarily attributable to:

•	An increase of $2,041,335 in salaries and wages. The Company increased its workforce primarily on location at the acquisitions made in and January, February and May 2014. The increase in compensation primarily relates to the compensation of the employees working for the acquired subsidiaries.

•	An increase of $223,582 in professional fees. The increase primarily relates to increases in accounting, consulting and legal fees related to the implementation of the Company’s business plan, specifically due diligence (legal and accounting) of potential acquisition targets, as well as, legal and auditing costs associated with the completion of the acquisitions. This is expected to continue as the Company continues to acquire new businesses. The increase also relates to the professional fees relating to running a public company (accounting, auditing, legal, transfer agent, and filing fees).

•	A decrease of $31,544 in consulting fees to related parties is primarily attributable to the Company’s review of and subsequent decrease in consulting agreements primarily related to investor relations and capital raising.

•	A decrease of $97,581 in stock based compensation is primarily attributable to first time stock awards in the prior period to new employees of the Company.

•	An increase of $413,497 in depreciation and amortization expense. Amortization expense relates to the amortization of intangible assets related to the acquisitions of Control Solutions International on November 4, 2013, Staffing UK on January 3, 2014, Poolia on February 28, 2014 and PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. on May 17, 2014. The Company’s intangible assets are being amortized on a straight line basis over the estimated life of four (4) years except for Trade Names which are being amortized over fifteen (15) years. Depreciation expense relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	A decrease of $275,213 in general and administrative expenses. The decrease is primarily attributable to the Company’s review and elimination of overhead, partially offset by the implementation of the Company’s business plan in relation to costs incurred for adding four (4) acquisitions as well as office expenses related to the Company’s subsidiaries.

•	A restructuring credit for professional fees of $21,838. This expense relates to the true-up of professional fees accrued in the previous quarter.

Other Expenses

For the three (3) months ended February 28, 2015 and 2014, the Company incurred interest (notes, and accounts receivable financing), amortization (beneficial conversion feature, debt discount and deferred financing costs) of $460,110 and $701,369, respectively. In addition, the Company realized a gains of $840,455 and $421,336 for one-time change in fair value of earn-out liability and restructuring charges, respectively. The Company also recorded a gain of $485,835 associated with the conversion of the Cyber 360 earn-out.

Net Loss

As a result, the Company incurred net losses for the three (3) months ended February 28, 2015 and 2014 of $80,789 and $1,763,362, respectively. The Company’s basic and diluted net loss per common share was $0.00 and $0.08 for the three (3) months ended February 28, 2015 and 2014, respectively.

For the nine (9) months ended February 28, 2015 as compared to the nine (9) months ended February 28, 2014

The Company is still in the early stages of its development and continues to fully integrate the five (5) staffing acquisitions. As a result of the integration, the Company generated a loss of $13,697,940 for the nine (9) months ended February 28, 2015 of which $6,045,533 relates to non-cash amortization and depreciation charges, $3,087,662 relates to modification expense and $703,222 relates to non-cash impairment charges.

The Company generated $96,640,920 in revenue for the nine (9) months ended February 28, 2015, which is consistent with what is expected going forward prior to any incremental amount from additional acquisitions. The Company believes the acquisitions consummated during fiscal year 2014 are performing as expected or better. We believe that as these businesses continue to grow that they will allow us to attract additional acquisitions in line with our stated strategic plan of achieving $300 million in annualized revenue.

The Company is vigilantly managing its operations and has developed a “Pathway to Profitability” program that is being constantly monitored. This Pathway to Profitability includes overhead control, operational reviews, cash management, adequate capitalization and our mergers and acquisitions program. Young, high-growth, consolidation companies often confront struggles with integration and financing. We have invested for our future by building a strong industry-experienced corporate team which allows for stronger financial reporting, compliance and commercial management. This investment has contributed to our losses up to this point in time but we believe we will not need material additions to this team as we grow, either organically or through acquisitions.

The following table sets forth the results of operations for the nine (9) months ended February 28, 2015 and 2014:

	Nine months Ended February 28,
	2015		2014
	(Unaudited)		(Unaudited)
Revenue	$96,640,920		$16,630,711
Cost of Revenue	79,609,794	82%	13,085,815	79%
Gross Profit	17,031,126	18%	3,544,896	21%
Operating expenses	21,921,919	23%	6,319,364	38%
Loss from operations	(4,890,793)	(5)%	(2,774,468)	(17)%
Other expenses	8,807,147	9%	840,297	5%
Net loss	$(13,697,940)	(14)%	$(3,614,765)	(22)%

Revenue

As of February 28, 2015, the Company had five (5) operating entities –Control Solutions International (CSI), Staffing (UK), Poolia (UK), PeopleSERVE, Inc. and PeopleSERVE PRS.

Control Solutions International (“CSI”) was acquired on November 4, 2013. CSI provides consulting and risk advisory services principally in the U.S. and Canada but also has a network of internationally based affiliated entities through which services are provided. Revenue is recognized ratably over the period in which the service is provided. The costs of the service are recognized as the cost and time are incurred.

Staffing UK (including its subsidiary Monroe Staffing Services LLC) was acquired on January 3, 2014. It provides temporary staffing and permanent placement services in the U.S. and the U.K. Revenue are derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a mark-up computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.

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

For the nine (9) months ended February 28, 2015 and 2014, the Company, on a consolidated basis, had revenue of $96,640,920 and $16,630,711, respectively. The dramatic increase in revenue is largely derived from the impact of the most recent acquisitions.

Cost of Revenue

The Company’s cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance and employment costs) as they relate to employees (temporary and permanent), as well as sub-contractors and consultants. For the nine (9) months ended February 28, 2015 and 2014, cost of revenue was $79,609,794 and $13,085,815 respectively. The increase is related to the cost of revenue of the most recent acquisitions, which took place after November 30, 2013.

Gross Profit

The Company’s gross profit for the nine (9) months ended February 28, 2015 and 2014 was $17,031,126 and $3,544,896 respectively, representing gross margin of eighteen percent (18%) and twenty-one percent (21%) respectively. The decrease in margin is related to the gross profit margin of the Company’s five (5) acquisitions, four (4) of which took place after November 30, 2013.

Operating expenses

For the nine (9) months ended February 28, 2015 and 2014, operating expenses amounted to $21,921,919 and $6,319,364, respectively, an increase of $15,602,555. For the nine (9) months ended February 28, 2015 and 2014, operating expenses consisted of the following:

	Nine months Ended February 28,
	2015	2014
	(Unaudited)	(Unaudited)
Salaries and wages	$11,580,640	$2,097,349
Professional fees	1,965,471	1,064,168
Consulting fees – Related parties	358,380	370,000
Stock based compensation	584,379	363,610
Depreciation and amortization	2,048,934	407,789
General and administrative	3,834,524	2,016,448
Impairment of intangibles	703,222	-
Operating expenses – Restructuring	846,369	-
Total operating expenses	$21,921,919	$6,319,364

For the nine (9) months ended February 28, 2015 and 2014, the increase in our operating expenses was primarily attributable to:

•	An increase of $ 9,483,291 in salaries and wages. The Company has increased its workforce due to the increase related to the acquisitions made in January, February and May 2014. The increase in compensation primarily relates to the compensation of the employees working for the Company’s acquired subsidiaries.

•	An increase of $901,303 in professional fees. The increase primarily relates to increases in accounting, consulting and legal fees relating to the implementation of the Company’s business plan, specifically due diligence (legal and accounting) of potential acquisition targets, as well as, legal and auditing costs associated with the completion of the acquisitions. This is expected to continue as the Company continues to acquire new businesses. The increase also relates to the professional fees relating to running public companies (accounting, auditing, legal, transfer agent, and filing fees).

•	A decrease of $11,620 in consulting fees to related parties is primarily attributable to the Company’s review of and subsequent decrease in consulting agreements primarily related to investor relations and capital raising.

•	An increase of $220,769 in stock based compensation is primarily attributable to stock and options granted to new employees, as the Company has increased its workforce due to the increase related to the acquisitions made in November 2013 and January, February and May 2014.

•	An increase of $1,641,145 in depreciation and amortization expense. Amortization expense relates to the amortization of intangible assets related to the acquisitions of Control Solutions International on November 4, 2013, Staffing UK on January 3, 2014, Poolia on February 28, 2014 and PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. on May 17, 2014. The Company’s intangible assets are being amortized on a straight line basis over the estimated life of the asset of four years except for Trade Names which are being amortized over fifteen years. Depreciation expense relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	An increase of $1,818,076 in general and administrative expenses. The increase is primarily attributable to the implementation of the Company’s business plan in relation to costs incurred for adding five acquisitions as well as office expenses related to the Company’s subsidiaries.

•	An expense related to impairment of intangibles of $703,322. This expense relates to the impairment of the remainder of the intangible asset for the Company’s Control Solutions International acquisition.

•	A restructuring expense for Operating expenses of $846,369. This expense relates to severance and other non-recurring salary and related expenses, professional fees and other costs associated with terminating existing consulting agreements.

Other Expenses

For the nine (9) months ended February 28, 2015 and 2014, the Company incurred interest (convertible notes, and accounts receivable financing), amortization (beneficial conversion feature, debt discount and deferred financing costs), and warrant costs (warrants issued to the Series A Bondholders and the Initio Promissory Note holders upon conversion of the obligation) of $7,851,459 and $886,905, respectively. Associated with the Company’s Restructuring Plan, the Company incurred modification expenses of $3,087,662 for the nine (9) months ended February 28, 2015 as compared to $0 for the corresponding period in 2014. The modification expenses include the cost of modifying the conversion price of the Series A and Series B Bonds, as well as, the value of the warrants issued as part of the conversion of the Series A Bondholders. The Company also recognized other income associated with the Restructuring Plan of $1,240,463 and a gain on change of fair value of earn-out liability of $840,455 for the nine (9) months ended February 28, 2015 as compared to $0 for the corresponding period in 2014. The Restructuring Plan income relates to the conversion of the Initio Promissory Notes at a conversion price of $1.00, which was above the market price on date of conversion. The Company also recorded a gain of $485,835 associated with the conversion of the Cyber 360 earn-out.

Net Loss

As a result, the Company’s net loss for the nine (9) months ended February 28, 2015 and 2014 was $13,697,940 and $3,614,765, respectively, or a basic and diluted net loss per common share of $0.37 and $0.23, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through promissory notes, the sale of the Company’s common stock through private offerings and from loans from our majority shareholders/officers/directors.

Beginning in 2013, the Company acquired six (6) businesses that began generating revenue for the Company. These acquisitions are as follows: i) Cyber 360, Inc. in April 2013 (subsequently sold in January 2015), ii) CSI in November 2013, iii) Staffing UK in January 2014, iv) Poolia UK in February 2014, and v) PeopleSERVE, Inc. in May 2014, and vi) PeopleSERVE PRS, Inc. in May 2014. Since the Company has incurred losses and currently has negative working capital, these consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.  As of February 28, 2015, the Company had a working capital deficiency of $7,876,112, an accumulated deficit of $30,035,058, a net loss of $13,697,940, and net cash used in operations of $1,444,175.  The continuation of the Company as a going concern is dependent upon the continued financial support from its major shareholders, the ability of the Company to obtain necessary financing to continue operations, and profitable operations from existing subsidiaries and the acquisition of additional accretive and positive cash flowing entities.

On April 8, 2015, the Company entered into a new revolving credit facility in the amount of $25 million and a $3 million four (4) year term loan with MidCap Financial. The $25 million revolving credit facility, with the option to accordion up to $50 million, a replacement of the Company’s previous Wells Fargo Bank $15 million revolving credit facility, and is collateralized by the Company’s accounts receivable. Effectively the new MidCap revolving credit facility increased the Company’s cash availability materially through more favorably negotiated account eligibility criterion. Importantly, the larger facility provides the much needed additional borrowing capacity as the Company continues to expand and grow revenue. The Company used the proceeds to reduce its outstanding indebtedness, pay fees and costs associated with this capital transaction and provide for current and future working capital. (See Note 15 – Subsequent Events).

Our primary uses of cash have been expended in growing the business, implementing our business plan and funding operations. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance targeted acquisitions, and

•	Addition of administrative and sales personnel as the business grows, and

•	Increases in advertising, public relations and sales promotions as we expand within existing markets or enters new markets, and

•	The cost of being a public company, and

•	Capital expenditures to add technologies.

At February 28, 2015, the cash balance was $560,975. Operations have been funded by the following:

•	On January 17, 2013, the Company signed a promissory note with a lender in the principal amount of $750,000. The promissory note bears interest at a rate of twelve percent (12%) per annum.

•	During the period from March 2013 through February 2014, the Company entered into promissory notes with various parties in the aggregate principal amount of $425,000. The notes bear interest at the rate of twelve percent (12%) per annum.

•	During the year ended May 31, 2013, the Company entered into note agreements with various shareholders/directors/officers of the Company in the aggregate amount of $56,500. These notes are unsecured, bear interest at five percent (5.0%) and are due one year from the respective note date.

•	During the year ended May 31, 2013, the Company entered into an agreement under which it borrows money under an accounts receivable financing arrangement. The Company receives an advance of ninety percent (90%) of the face value of an eligible receivable. Upon collection of the receivable, the advance is repaid and the remaining funds are remitted to the Company. The borrowings carry interest at a rate of 0.025% per day, or nine percent (9%) per annum.

•	During the year ended May 31, 2013, the Company completed a closing of a private offering for total gross proceeds of $1,050,000. Pursuant to a subscription agreement, the Company issued to the purchasers units each consisting of (i) 27,778 common stock shares and (ii) a three (3) year warrant to purchase 13,889 common stock shares at an exercise price of $1.80 per share, for a purchase price of $25,000 per unit. In total, the Company sold forty-two (42) units totaling 1,166,676 common stock shares and 583,338 warrants.

•	In addition, on July 2, 2013 the Company completed a closing of a second private offering for total gross proceeds of $565,000. The terms of the second offering mirror the first offering. In the second offering, the Company sold twenty-two and nine tenths (22.6) units totaling 627,783 common stock shares and 313,892 warrants.

•	On August 28, 2013, a related party loaned the Company $155,000 for short term obligations. This loan was non-interest bearing and was repaid on September 3, 2013.

•	Through December 2013, the Company issued promissory notes to four investors for a total of $340,000. The loans bear interest at twelve percent (12%) per annum and were due at the earlier of the completion of the Company’s $1.75 million bridge financing or ninety (90) days from the date of the note. These notes were repaid in fiscal 2014.

•	On December 6, 2013 the Company raised $1,655,000 in the form of convertible promissory notes relating to its $1.75 million bridge financing. The loans bear interest at twelve percent (12%) per annum and are due within ten (10) days following the closing of a $10 million private placement financing or February 28, 2014 (the “Maturity Date”). As of March 2014, all investors in the bridge financing elected to convert their promissory notes, resulting in the Company converting $1,655,000 of principal and $72,044 of interest into 1,727,044 common stock shares (1,655,000 relating to principal and 72,044 relating to accrued interest).

•	On March 13, 2014, the Company successfully completed its private placement offering of $10,000,000 through the issuance of a total of four hundred (400) units. Each unit consisted of (i) 25,000 common stock shares priced at $1.00 per share and (ii) warrants to purchase 12,500 common stock shares, at an exercise price of $2.00 per share. In connection with such unit offering, the Company issued a total of 10,000,000 common stock shares and 5,000,000 warrants.

•	From April 2014 through June, 2014, the Company conducted a note offering, whereby the Company raised $1,700,000 through the issuance of short-term twelve percent (12%) convertible promissory notes. The purchasers of the short-term twelve percent (12%) convertible promissory notes received an aggregate of 325,000 common stock shares as additional consideration. During the nine (9) months ended February 28, 2015, the Company repaid $300,000 in cash and converted $600,000 into 400,000 common stock shares. The balance at February 28, 2015 was $800,000, which was subsequently paid in full in April 2015.

•	On July 29, 2014, the Company completed its Series A Bond offering of twelve percent (12%) convertible bonds with certain accredited investors. Through the final closing, the Company issued Bonds for an aggregate of $4,058,500. The purchasers of the twelve percent (12%) Convertible Bonds received an aggregate of 405,850 common stock shares as additional consideration. The balance at February 28, 2015 was $430,000.

•	In June, July and August 2014, the Company issued promissory notes in the amount of $655,000. The promissory notes were non-interest bearing and due upon demand. The Company issued 34,500 common stock shares to the note holders as additional consideration. During the nine (9) months ended February 28, 2015, the Company repaid $405,000 in cash. The balance at February 28, 2015 was $150,000, which was subsequently repaid in full in April 2015.

•	In July and August 2014, the Company issued promissory notes to Sterling National bank for consideration totaling $625,000. These notes bear interest at eighteen percent (18%) per annum and are due upon demand. These notes were paid in full in September 2014.

•	On September 2, 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which Robert Mayer, a director and shareholder of the Company, is a Managing Member. The promissory note is due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note remained outstanding at February 28, 2015 and was subsequently repaid in full in April 2015.

•	On September 15, 2014, the Company issued a non-interest bearing promissory note in the amount of $50,000 to a company owned by Robert Mayer, a director and shareholder of the Company. The promissory note is due upon demand. The Company issued 2,500 common stock shares to the note holder as additional consideration. This note remains outstanding at February 28, 2015 and was subsequently repaid in full in April 2015.

•	On November 24, 2014, the Company completed its Series B Bond offering of twelve percent (12%) convertible bonds with certain accredited investors. Through the final closing, the Company issued Bonds in the aggregate of $981,500 to twenty (20) accredited investors. As a result, the Company issued 98,150 common stock shares as equity consideration to the bondholders. In addition, the Company issued 5,889 common stock shares to the placement agent for services rendered. The balance at February 28, 2015 was $981,500 and mature on September 15, 2015.

•	On December 10, 2014, the Company issued a twelve percent (12%) promissory note in the amount of $100,000. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued and unpaid interest into common stock shares at $1.00 per share. In addition for every $1.00 of principal amount converted, the Company will issue a warrant to purchase one-half common stock share at $2.00 per Common stock share exercisable for a term of three (3) years. As additional consideration, the Company agreed to issue 10,000 common stock shares upon execution of this agreement. The balance at February 28, 2015 was $100,000 and comes due on April 15, 2015.

•

On December 16, 2014, the Company issued a promissory note to Sterling National bank for consideration totaling $250,000. The note bears interest at eighteen (18%) per annum and has a maturity date of March 31, 2015. The balance at February 28, 2015 was $166,667 and was paid an additional $100,000 during the month of April 2015 further reducing the outstanding balance to $66,667.

•	On February 5, 2015, the Company issued a convertible promissory note for consideration totaling $204,000. The note bears interest at eight percent (8%) per annum, contains a graduating prepayment premium ranging between ten percent (10%) and thirty-five percent (35%) and becomes convertible after 180 days and matures on November 2, 2015.

•	On April 8, 2015, the Company entered into a term loan and an additional term loan in the amounts of $3,000,000 and $650,000, respectively with MidCap Financial. The 4-year loan bear interest at nine percent (9.0%) plus LIBOR and four percent (4.0%) plus LIBOR, respectively, with a LIBOR floor of one percent (1.0%).

We believe that we have the ability to generate adequate working capital necessary for on-going operations and obligations. However, we do not have sufficient working capital to fund our aggressive growth program. We will need to raise additional capital to fund our mergers and acquisition activity. Therefore, executing on our future publicly disclosed objective of achieving revenue of $300 million over the next couple of years will be dependent on our ability to secure additional financing. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for to the next twelve (12) months. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. As of February 28, 2015, dilutive common share equivalents totaling 16,689,869 common stock shares consisting of common stock shares issuable upon the conversion of existing convertible notes and the exercise of stock options and warrants. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our current state of operations, we may incur additional operating losses in the future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Operating activities

For the nine (9) months ended February 28, 2015, net cash used in operations of ($1,444,175) was primarily attributable to the net loss of $13,584,230 including changes in operating assets and liabilities totaling $1,125,317, which primarily relates to accounts payable of $1,768,555, accrued payroll and taxes of $146,128, offset by accounts receivable of $294,965, deferred financing of $269,535, other assets of $224,344, other miscellaneous assets and liabilities totaling ($522), and other non-cash adjustments to depreciation and amortization totaling $6,043,301, change in the fair value of goodwill and impairment of intangibles totaling $622,073, modification expense of $3,087,662, gain on settlement of debt of ($953,139) and share based compensation totaling $3,114,530, gain on fair value adjustment and conversion of earn-out liability of ($1,326,290), interest paid with common stock of $349,537, write-off of fixed assets of $29,910 and net loss from discontinued operations of $47,154. For the nine (9) months ended February 28, 2014, net cash used in operations of $1,838,032 was primarily attributable to the net loss of $3,661,373 offset by changes in operating assets and liabilities totaling $439,869, which primarily relates to accounts receivable of $889,100, prepaid expenses of $109,69723,979, other current liabilities of $71,722, discontinued operations of $90,300 and include other assets of $99,172, accounts payable and accrued expenses of $228,229, accounts payable – related party of $166,089, accrued payroll and taxes of $227,460, and other non-cash adjustments to depreciation and amortization of $1,095,280, stock based compensation of $241,584 and net loss from discontinued operations of $46,608.

Investing activities

For the nine (9) months ended February 28, 2015, net cash flows used in investing activities was $1,817,788 and was attributable to the acquisition – payments due to seller of $1,347,215, payments of earn-out liability of $325,649, purchase of fixed assets of $115,947 and cash relinquished in sale of subsidiary totaling $28,977. For the nine (9) months ended February 28, 2014, net cash flows used in investing activities was $8,793,320 and was attributable to the payment towards earn-out liability of $407,194, the purchase of fixed assets of $67,200, cash paid for purchase of subsidiary of $8,934,001 offset by acquisition related cash acquired totaling $615,075.

Financing activities

For the nine (9) months ended February 28, 2015, net cash flows provided by financing activities totaled $2,517,813 and was attributable to proceeds from convertible notes of $404,000, promissory notes of $1,705,000, accounts receivable financing of $919,881, bonds of $2,041,500 and were offset by repayment of convertible notes of $300,000 and promissory notes of $2,252,568., For the nine (9) months ended February 28, 2014, net cash flows provided by financing activities totaled $11,256,817 and was attributable to proceeds from convertible notes of $1,655,000, promissory notes of $340,000, accounts receivable financing of $1,408,650, pipe financing of $9,359,000 and were offset by repayment of convertible notes of $406,253 and payment to private placement agent totaling $1,099,580.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 3 to our unaudited consolidated financial statements for the fiscal quarter ended February 28, 2015 contained herein.

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

In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2014, the FASB issued new guidance on transfers and servicing ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

Change in Internal Control over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended February 28, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

On May 22, 2014, NewCSI Inc. (“NCSI”), the former owners of Control Solutions International, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the CSI Stock Purchase Agreement dated August 14, 2013. NCSI claims that the Company breached a provision of the CSI Stock Purchase Agreement which required the Company to calculate within 90 days after December 31, 2013 and pay to NCSI fifty percent (50%) of certain “Deferred Tax Assets”. The Company responded denying the material allegations and interposing numerous affirmative defenses. On October 8, 2014, NCSI filed a Motion of Summary Judgment (the “Motion”). On March 30, 2015, a Magistrate Judge of the District Court issued a Report and Recommendation that the District Court deny the Motion. The Recommendation became a final decision on April 13, 2015.

On December 31, 2014, NCSI filed an amended complaint in which NCSI seeks up to $154,433 of damages related to the Deferred Tax Assets and an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $1,670,635 at December 31, 2014. The earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition. The parties have completed fact discovery and are currently in expert discovery. On March 25, 2015, NCSI filed a Motion for Leave to File a Second Amended Complaint (the “Motion to Amend”) to assert a material breach based upon the termination of one of NCSI’s shareholders by the Company. The Company will oppose the Motion to Amend on the grounds that (a) the dispute must be arbitrated under the terms of the individual’s’ employment agreement; and (b) amendment should not be permitted on new grounds as fact discovery has closed in this case. On March 27, 2015, the Company filed a motion to disqualify NCSI’s proposed expert on Deferred Tax Assets; NCSI’s date to oppose is April 9, 2015. The final pretrial conference in this matter will be held April 22, 2015. We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against this claim which we believe is not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

Item 1A. Risk Factors.

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

On February 5, 2015, the Company issued an eight percent (8%) promissory note in the amount of $204,000 due in nine (9) months, with the conversion feature commencing 180 days after the loan issuance date. The loan is convertible at a 39% discount of the average share price on the lowest three (3) trading prices during the ten (10) days prior to conversion. The issuance of this note qualified for an exemption pursuant to Section 4(a)(2) of the Securities Act since the issuance of the securities by the Company did not involve a “public offering.”

On March 24, 2015, the Board of Directors of the Company unanimously approved and authorized the issuance of 1,663,008 Preferred Stock that bears and pays interest monthly at the rate of twelve percent (12%) to two (2) employees, officers and directors for the conversion of their Gross Profit Appreciation Bonus (“GPAB”) associated with their employment agreements. The Company expected the value of the GPAB to be $1,663,009 over the next four (4) years. The Company can redeem the Preferred Stock in 2019 for $864,765. These shares will be issued upon the Compensation Committee’s designation of all of the rights and preferences of the Preferred Stock and the filing of the same with the Nevada Secretary of State. The issuance of the Preferred Stock, when issued, will qualify for an exemption pursuant to Section 4(a)(2) of the Securities Act since the issuance of the securities by the Company did not involve a “public offering.”

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

Date: April 14, 2015	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: April 14, 2015	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Jeff R. Mitchell
Jeff R. Mitchell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

