Form 10-K
period 2015-05-31
Staffing 360 Solutions, Inc.
filed 2015-07-31
CIK 1499717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

or

☐	TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-54515

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	68-0680859
(State of incorporation)	(I.R.S. Employer Identification)

641 Lexington Avenue, Suite 1526

New York, New York 10022

(Address of principal executive offices)

(212) 634-6411

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act): Yes ☐  No ☒

As of November 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $26,473,245 based on the closing price (last sale of the day) for the registrant’s common stock on the OTC Bulletin Board on November 28, 2014 of $0.82 per share.

As of July 31, 2015, 45,730,174 shares of common stock, $0.00001 par value, were outstanding.

Staffing 360 Solutions, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We readers to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Staffing 360” and the “Company” mean Staffing 360 Solutions, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the year ended May 31, 2015.

PART I

ITEM 1. BUSINESS

BUSINESS

General

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”), which changed its name to Staffing 360 Solutions, Inc., trading symbol “STAF”, on March 16, 2012. On July 31, 2012, the Company commenced operations in the staffing sector. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring, suitable, mature, profitable, operating, domestic and international staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration and light industrial sectors.

Corporate History

On February 17, 2012, TRIG Special Purpose 1, LLC, a Nevada Corporation, purchased 78.7%, or 2,000,000 shares of common stock, par value of $0.00001, of Golden Fork Corporation.

On March 16, 2012, Golden Fork filed a Certificate of Amendment to its Articles of Incorporation to change its name from Golden Fork to Staffing 360 Solutions, Inc.

On April 13, 2012, the Company changed its name and its trading symbol from “GDNF” to “STAF”. Simultaneously, the Company executed a one (1) for three (3) forward split of its issued and outstanding shares of common stock increasing the number from 2,540,000 to 7,620,000.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly-owned subsidiary incorporated in the State of Nevada, which had operations in the staffing sector for a short period of time before ceasing operations in February 2014.

On April 26, 2013, the Company purchased all of the issued and outstanding common stock of The Revolution Group, Ltd., a Massachusetts corporation (subsequently renamed “Cyber 360, Inc.”), which was subsequently sold on January 1, 2015.

On June 28, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada, whereby increasing the authorized number of common stock shares from 75,000,000 to 200,000,000. Additionally, this amendment authorized the issuance of up to 20,000,000 shares of Blank Check Preferred Stock.

On November 4, 2013, the Company purchased all of the issued and outstanding common stock of Control Solutions International, Inc., a Florida corporation, and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation, from NewCSI, Inc., a Delaware corporation, and its shareholders.

On January 3, 2014, the Company purchased all of the issued and outstanding common stock of Initio International Holdings Limited, a company organized under the laws of England and Wales, and its respective subsidiaries, including but not limited to Monroe Staffing Services, LLC, a Delaware limited liability company.

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing (UK), purchased substantially all of the business assets of Poolia UK Ltd.

On May 17, 2014, the Company purchased all of the issued and outstanding common stock of PeopleSERVE, Inc., a Massachusetts corporation, and forty-nine percent (49%) of the issued and outstanding common stock of PeopleSERVE PRS, Inc., a Massachusetts corporation, which is a qualified woman-owned business enterprise.

On February 27, 2015, the Company entered into a Stock Purchase Agreement selling all of the issued and outstanding shares of Cyber 360 to some of the former owners of Cyber 360, effective as of January 1, 2015, for an aggregate purchase price of $1.00. In connection with this transaction, the Company issued 1,134,050 common stock shares at a price of $1.00 per share in full settlement of any remaining obligations associated with the earn-out from the original purchase of Cyber 360.

On May 29, 2015, the Company filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock with the Nevada Secretary of State, whereby the Company designated 1,663,008 shares as Series A Preferred Stock, par value $0.00001 per share. The Series A Preferred Stock shall have a stated value of $1.00 per share. The Certificate of Designation sets forth the powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock.

On July 8, 2015, the Company purchased all of the issued and outstanding membership interests of Lighthouse Placement Services, LLC, a Massachusetts limited liability company (“Lighthouse”).

Business Model and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of United States (“U.S.”) and United Kingdom (“U.K.”) based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the accounting and finance, IT, engineering, administration and light industrial sectors. Our typical acquisition model is based on paying consideration in the form of cash, stock & earn-out notes. In furthering our business model, the Company is constantly in discussions and negotiations with various suitable, mature acquisition targets.

The Revolution Group, Ltd.

On April 26, 2013, the Company completed its first acquisition by purchasing all of the issued and outstanding stock of The Revolution Group, Ltd. (“TRG”). The aggregate consideration paid by the Company to the TRG shareholders was $2,509,342 (“TRG Purchase Price”), payable as follows: cash at closing of $907,287 and 512,569 restricted common stock shares valued at $0.80 per share totaling $410,055. Additionally, the Company agreed to pay an earn-out of 20% of TRG’s gross profit over the next four (4) years, not to exceed $1,500,000. At closing, the Company estimated the performance-based compensation would be $1,192,000. TRG subsequently changed its name to Cyber 360 Solutions, Inc. (“Cyber 360”) and operated under the name “Cyber 360, Inc.” until being discontinued and sold on January 1, 2015.

Control Solutions International, Inc.

On November 4, 2013, the Company completed its second acquisition by purchasing all of the issued and outstanding common stock of Control Solutions International, Inc. (“CSI”) and its wholly owned subsidiary Canada Control Solutions International, Inc. (“CCSI”). The aggregate consideration was $3,530,454, which was paid as follows: (i) cash of $1,311,454; (ii) issuance of 136,000 restricted common stock shares valued at $0.875 per share totaling $119,000; and (iii) a performance based earn-out equal to 20% of the amount of the consolidated gross profit of CSI and CCSI to be paid over the next four (4) years from the date of the acquisition, not to exceed a total of $2,100,000.

CSI is a professional services company specializing in a broad spectrum of risk management, financial, internal audit and IT solutions. CSI provides consulting and risk advisory services in the U.S., Canada and Brazil.

Initio International Holdings Limited

On January 3, 2014, the Company completed its third acquisition by purchasing all of the issued and outstanding common stock (“Initio Acquisition”) of Initio International Holdings Limited (“Initio”). The aggregate consideration was $13,289,563, paid as follows: (i) cash of $6,440,000; (ii) issuance of 3,296,702 restricted common stock shares valued $0.875 per share totaling $2,884,614; and (iii) three (3) year promissory notes in the aggregate principal amount of $3,964,949 bearing interest at six percent (6%) per annum, and amortized on a five (5) year straight line basis.

Initio’s U.S. division, Monroe Staffing Services LLC (“Monroe”), was established in 1969 and is a full-service staffing agency serving companies ranging from Fortune 100 companies to new start-ups. Monroe has fifteen (15) offices located in the U.S., including offices in Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina. Initio’s U.K. division (“Longbridge”), was established in 1989 and is an international multi-sector recruitment company catering to the sales and marketing, technology, legal and information technology solutions sectors.

Poolia UK Ltd.

On February 28, 2014, the Company, through its wholly-owned U.K. subsidiary, Staffing 360 Solutions (UK) Limited (“Staffing (UK)”), completed its fourth acquisition by purchasing certain business assets (“Poolia Acquisition”) of Poolia UK Ltd. (“Poolia”). The aggregate consideration paid was $1,626,266, paid as follows: (i) cash at closing of approximately $1,237,500 (£750,000); and (ii) cash subsequent to closing of approximately $388,766.

Poolia UK operates its professional staffing services from its office in London and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the U.K.

PeopleSERVE

On May 17, 2014, the Company completed its fifth and sixth acquisitions by purchasing one hundred percent (100%) of the issued and outstanding capital stock of PeopleSERVE, Inc. (“PSI”) and forty-nine percent (49%) of the issued and outstanding capital stock of PeopleSERVE PRS, Inc. (“PRS”). The aggregate purchase price was $8,387,108, paid as follows: (i) cash of $2,705,675; (ii) 1,127,365 restricted common stock shares valued at $1.93 totaling $2,175,814; (iii) an unsecured promissory note of $2,367,466; and (iv) Net Working Capital (as defined in the PS Purchase Agreement filed with Form 8-K dated May 20, 2014) of $1,138,153.

PSI and PRS provide IT staffing support to companies in the governmental, commercial and educational sectors principally in the State of Massachusetts.

Lighthouse Placement Services

On July 8, 2015, the Company completed its seventh acquisition by purchasing one hundred percent (100%) of the members interests in Lighthouse Placement Services, LLC (“Lighthouse”). The aggregate purchase price was $6,245,948, paid as follows: (i) cash of $2,498,379; (ii) 624,595 restricted common stock shares valued at $1.00 totaling $624,595; (iii) three (3) year unsecured promissory note of $2,498,379 and (iv) two (2) year unsecured promissory note of $624,595.

Lighthouse Placement Services, LLC specializes in placing professionals in the engineering, pharmaceutical, biotechnology and IT sectors.

Operating History

The Company has been successful in growing and expanding through multiple acquisitions supported by above average organic revenue growth as published by Staffing Industry Analysts. Our business plan for continued growth through acquisitions is subject to certain inherent risks, including accessing capital resources, potential cost overruns and possible rejection of our business model and/or sales methods. Therefore, we provide no assurance that the Company will be successful in carrying out our business plan. We continue to pursue additional debt and equity financing to fund our business plan. We have no assurance that future financing will be available to us on acceptable terms or at all.

Industry Background

The staffing industry is divided into three (3) major segments: temporary help services, professional employer organizations and placement agencies. Temporary help services provide workers for limited periods, often to substitute for absent permanent workers or to help during periods of peak demand. These workers, who are employees of the temporary help agency, will generally fill clerical, technical, or industrial positions. Professional employer organizations (PEOs), sometimes referred to as employee leasing agencies, contract to provide workers to customers for specific functions, often related to human resource management. In many cases, customers’ employees are hired by a PEO and then contracted back to the customer. Placement agencies, sometimes referred to as executive recruiters or headhunters, find workers to fill permanent positions at customer companies. These agencies may specialize in placing senior managers, mid-level managers, technical workers, or clerical and other support workers.

The Company considers itself a temporary staffing company within the broader staffing industry. However, the Company provides permanent placements at the request of existing clients and consulting services such as risk audits, due diligence for mergers and acquisition targets, and internal audit assessments.

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

To a great extent, clients follow the seasonal retail cycles but precede them by two (2) to three (3) months. There are two (2) distinct “peak” seasons: August to October, preceding the Holiday season; April to June, preceding the summer season. Both provide extended spikes to the baseline revenue average of companies in the staffing sector.

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

The revenue of personnel agencies depends on the number of jobs they fill, which in turn depends on economic growth. During economic slowdowns, many client companies stop hiring altogether. Internet employment sites expand a company’s ability to find workers without the help of traditional agencies. Personnel agencies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing the use of sophisticated, automated job description and candidate screening tools could make many traditional functions of personnel agencies obsolete. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing agency.

To avoid large placement agency fees, big companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge a fee based on a percentage of the first year's salary of a new worker, companies with many jobs to fill have a large financial incentive to avoid agencies.

Many personnel agencies are small and may depend heavily on a few big customers for a large portion of revenue. Large customers may lead to increased revenue, but also expose agencies to higher risks. When major accounts experience financial hardships, and have less need for temporary employment services, agencies stand to lose large portions of revenue.

The loss of a staff member who handles a large volume of business may result in a large loss of revenue for an agency. Individual staff members, rather than the agency itself, usually develop strong relationships with customers. Staff members who move to another agency are often able to move customers with them.

Some of the best opportunities for temporary employment are in industries traditionally active in seasonal cycles, such as manufacturing, construction, wholesale and retail. However, seasonal demand for workers creates cash flow fluctuations throughout the year. Cash flow imbalances also occur because agencies must pay workers even though they haven't been paid by customers.

Trends in the Staffing Business

Start-up costs for a personnel agency are very low. Individual offices can be profitable, but consolidation is driven mainly by the opportunity for large agencies to develop national relationships with big customers. Some agencies expand by starting new offices in promising markets, but most prefer to buy existing independent offices with proven staff and an existing customer roster.

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

The top layer of competitors are large corporate staffing and employment companies which have yearly revenue of $75 million or more. The next (middle) layer of the competition consists of medium-sized entities with yearly revenue of $10 million or more. The largest portion of the marketplace is the bottom rung of this competitive landscape consisting of small individual-sized or family-run operations. As barriers to entry are low, sole proprietors, partnerships and small entities routinely enter the industry.

Employees

We currently employ 142 full-time employees and one (1) part-time employee as part of our internal operations, of which:

•	Ninety-eight (98) of our employees are employed by Monroe in one of the following states: Connecticut, Massachusetts, Rhode Island, New Hampshire, and North Carolina;

•	Twenty-six (26) of our employees are employed by Longbridge Recruitment in London, United Kingdom;

•	Eight (8) of our employees are employed by PSI based in Massachusetts;
•	Seven (7) of our employees are employed by CSI based in Massachusetts; and
•	Four (4) of our employees are employed at our corporate headquarters in New York, New York.

Additionally, the Company employs more than 3,400 individuals that are placed directly with our clients through our various operating subsidiaries.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company currently leases nineteen (19) facilities:

State	Location	Lease Term

New York	641 Lexington Avenue, Suite 1526 NY, NY 10022	Month to month
Massachusetts	187 Plymouth Avenue, Fall River, MA 01103	24 months
Massachusetts	1985 Main Street Springfield, MA 01103	24 months
Massachusetts	29 Mountain East Street Worcester, MA 01606	24 months
Massachusetts	643 Veterans of Foreign Wars Pkwy, Chestnut Hill, MA 02467	12 months
Massachusetts	500 West Cummings Park, Suite 2550, Woburn, MA 01801	60 months
Massachusetts	40 Central Street, Unit #1, Lowell, MA 01852	24 months
Massachusetts	344 Boston Post Road East, 2nd Floor, Marlborough, MA 01752	24 months
Connecticut	35 Nutmeg Drive, Trumbull, CT 06611	60 months
Connecticut	1800 Barnum Avenue, Stratford CT 06614	45 months
Connecticut	20 North Plains Industrial Road, Wallingford, CT 06492	24 months
Connecticut	887 Main Street, Manchester, CT 06040	36 months
Connecticut	767 Wolcott Street, Waterbury, CT 06703	60 months
Connecticut	973 Orange Avenue, West Haven, CT 06516	60 months
Rhode Island	400 Reservoir Avenue, #2J, Providence, RI 02907	24 months
New Hampshire	814 Elm Street, Manchester, New Hampshire 03101	24 months
North Carolina	718 Jake Alexander Blvd West, Salisbury, NC 28147	24 months
North Carolina	2520 Somerset Drive, Unit #2520, Winston-Salem, NC 27103	24 months
United Kingdom	18 King William Street, London EC4N 7BP	24 months

These leases expire at various times from 2015 through 2020.

ITEM 3. LEGAL PROCEEDINGS.

Staffing 360 Solutions, Inc. (claim by NewCSI, Inc.)

On May 22, 2014, NewCSI Inc. (“NCSI”), the former owners of Control Solutions International, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the CSI Stock Purchase Agreement dated August 14, 2013. NCSI claims that the Company breached a provision of the CSI Stock Purchase Agreement (“SPA § 2.7”) which required the Company to calculate within 90 days after December 31, 2013 and pay to NCSI fifty percent (50%) of certain “Deferred Tax Assets”. The Complaint sought payment of the amount allegedly owed under SPA § 2.7 and acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $1,400,000, less amounts paid to date, and attorneys’ fees. The Company responded denying the material allegations and interposing numerous affirmative defenses. On October 8, 2014, NCSI filed a Motion of Summary Judgment (the “Motion”). On March 30, 2015, a Magistrate Judge of the District Court issued a Report and Recommendation that the District Court deny the Motion. The Recommendation became a final decision on April 13, 2015.

On December 31, 2014, NCSI filed an amended complaint to which NCSI added an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100,000, less amounts paid to date ($1,670,635 at December 31, 2014), required should S360 or NCSI “be unable, or admit in in writing, its inability, to its debts as they become due.” The Company responded denying the material allegations and interposing numerous affirmative defenses. The Earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.

The final pretrial conference in this matter was held April 22, 2015. A jury was selected on May 14, 2015, and the trial was held May 18-20, 2015. On May 20, 2015, the jury rendered a verdict, finding that S360 had not complied with SPA § 2.7 and owed $154,433, but that NCSI had not proved that S360 or NCSI had become unable to pay debts as they came due. The Court had held that it was not a question for the jury to decide if damages for breach of SPA § 2.7 should include accelerated earn-out payments.

On June 3, 2015, NCSI filed a Motion for Entry of Judgment as Matter of Law seeking entry of a judgment in the amount of $154,433, plus accelerated earn-out in the amount of $1,152,143, plus statutory interest. NCSI did not challenge the jury verdict on the ability to pay issue. Also on June 3, 2015, S360 filed a Motion for Entry of Judgment as a Matter of Law seeking entry of judgment against NCSI on the jury’s finding that it had not complied with SPA § 2.7, or, in the alternative, for a reduction of damages to $54,452 and to hold that NCSI may not be awarded accelerated earn-out payments as that would result in an illegal penalty. As of July 1, 2015, the motions have been fully briefed and submitted to the Court.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY.

Market Information

Shares of Staffing’s common stock are traded on the OTCBB tier of the over-the-counter securities market run by FINRA, as well as OTCQB run by OTC Markets, under the ticker symbol “STAF”. The high and low sales price per share of the Company’s common stock for each quarter during the last two (2) fiscal years are shown below.

	High	Low
Fiscal Year 2015, Quarters Ended
August 31, 2014	$2.20	$1.45
November 30, 2014	2.04	0.60
February 28, 2015	0.80	0.25
May 31, 2015	0.94	0.25
Fiscal Year 2014, Quarters Ended
August 31, 2013	1.80	0.55
November 30, 2013	2.05	1.01
February 28, 2014	2.10	1.05
May 31, 2014	2.19	1.55

As of July 30, 2015, the Company’s common stock was trading at $0.58.

Holders of Common Stock

As of July 30, 2015, there were 808 shareholders of record of the Company’s common stock.

Dividends

Common Stock: The Company has never paid any cash dividends on our common stock, and we do not anticipate paying any dividends with respect to those securities in the foreseeable future. The declaration and payment of future dividends will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s earnings, cash flow, financial condition and capital requirements. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

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

Overview

The Company was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation. On March 16, 2013, the Company filed an Amendment to change its name to Staffing 360 Solutions, Inc.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly owned subsidiary, incorporated in the State of Nevada, which had operations in the staffing sector for a short period of time before ceasing operation in February 2014.

On April 26, 2013, the Company purchased all of the issued and outstanding common stock of The Revolution Group, Ltd. (“TRG”), a Massachusetts corporation (subsequently renamed “Cyber 360, Inc.”). The aggregate consideration paid was approximately $2.5 million, payable in cash, common stock and a percentage of its future gross profits. TRG operated under the name Cyber 360 until it was disposed of on January 1, 2015. (See Note 14 - Acquisitions).

On June 28, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada, whereby increasing the authorized number of common stock shares from 75,000,000 to 200,000,000. Additionally, this amendment authorized the issuance of up to 20,000,000 shares of Blank Check Preferred Stock.

On November 4, 2013, the Company purchased all of the issued and outstanding common stock (“CSI Acquisition”) of CSI and its wholly owned subsidiary, CCSI from NCSI. The aggregate consideration paid was approximately $3.5 million, payable in cash, common stock and a percentage of future gross profits from CSI and CCSI. (See Note 14 - Acquisitions).

On January 3, 2014, the Company purchased all of the issued and outstanding common stock of Initio and its Subsidiaries.  The aggregate consideration paid was approximately $13.29 million, payable in cash, common stock and promissory notes. Certain Initio shareholders have been appointed to the Company’s board of directors, entered into employment agreements with the Company, and Initio was renamed Staffing (UK). (See Note 14 - Acquisitions).

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing (UK), purchased certain business assets of Poolia UK Ltd. (“Poolia UK”). All subsequent business activity from this acquisition is recorded under Staffing (UK). The aggregate consideration paid was $1,626,266. (See Note 14 - Acquisitions).

On May 17, 2014, the Company purchased all of the issued and outstanding common stock of PSI, and forty-nine percent (49%) of the issued and outstanding common stock of PRS (PSI and PRS collectively are the “PS”). The aggregate consideration (“PS Purchase Price”) paid for PS was approximately $8.4 million. (See Note 14 - Acquisitions).

On February 27, 2015, the Company entered into a Stock Purchase Agreement selling all of the issued and outstanding shares of Cyber 360 to some of the former owners of Cyber 360, effective as of January 1, 2015, for an aggregate purchase price of $1.00. In connection with this transaction, the Company issued 1,134,050 common stock shares at a price of $1.00 per share in full settlement of any remaining obligations associated with the earn-out from the original purchase of Cyber 360.

On May 29, 2015, the Company filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock with the Nevada Secretary of State, whereby the Company designated 1,663,008 shares as Series A Preferred Stock, par value $0.00001 per share. The Series A Preferred Stock shall have a stated value of $1.00 per share. The Certificate of Designation sets forth the powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock.

On July 8, 2015, the Company completed its seventh acquisition by purchasing one hundred percent (100%) of the members interests in Lighthouse. The aggregate purchase price was $6,245,948, paid as follows: (i) cash of $2,498,379; (ii) 624,595 restricted common stock shares valued at $1.00 totaling $624,595; (iii) three (3) year unsecured promissory note of $2,498,379 and (iv) two (2) year unsecured promissory note of $624,595.

Operating History

We began generating revenue in October 2012. To date, the Company has purchased seven (7) operating businesses: Cyber 360, CSI, Staffing (UK), Poolia UK, PSI, forty-nine percent (49%) of PRS, and Lighthouse. Our business plan is to expand and grow through multiple acquisitions while continuing to supplement this with above average market organic growth. The Company, less the discontinued operations of Cyber 360, which was sold effective January 1, 2015, generated revenue of $172,225, $41,198,162 and $128,829,330 for the fiscal years ended May 2013, 2014 and 2015, respectively. This growth has been achieved primarily through acquisitions, while existing operations continue to grow organically at a robust pace.

Through the date of this filing, the Company raised capital by conducting financings through debt and equity transactions as follows:

•	In April 2014, the Company commenced its best efforts private offering of twelve percent (12%) Series A Bonds with seventy (70) accredited investors. In fiscal 2014 and 2015, the Company raised $2,998,500 and $1,060,000, respectively and on July 29, 2014, the Company completed the Series A Bond offering for an aggregate of $4,058,500. In addition to the Series A Bonds, each Purchaser of the Bonds received equity consideration at a rate of 5,000 common stock shares for each $50,000 investment for a total of 405,850 common stock shares.

•	From April 21, 2014 through May 27, 2014, the Company raised $950,000 from two (2) accredited investor through the issuance of five (5) short-term, twelve percent (12%), convertible promissory notes. The holders of these notes received an aggregate of 190,000 common stock shares. These notes had varying maturity dates.

•	From May 14, 2014 through May 19, 2014, the Company raised $600,000 from five (5) accredited investors through the issuance of five (5) short-term twelve percent (12%) convertible promissory notes. These note holders received an aggregate of 120,000 common stock shares. On July 14, 2014, all five (5) of these holders converted $600,000 of principal into four hundred thousand (400,000) common stock shares and $11,868 of unpaid interest into 7,912 common stock shares.

•	On May 27, 2014, the Company raised $50,000 from one (1) accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. The note holder received 10,000 common stock shares. On July 25, 2014, the Company repaid this note, including all unpaid interest.

•	On June 22, 2014, the Company raised $100,000 from one (1) accredited investor through the issuance of one (1) short-term twelve percent (12%) convertible promissory note. The note holder received 20,000 common stock shares. In August 2014, this note was repaid in full.

•	In June 2014, the Company issued a non-interest bearing promissory note in the amount of $100,000 to a director and shareholder of the Company. The promissory note was due upon demand. The Company issued 5,000 common stock shares to the note holder as additional consideration. In June 2014, the Company repaid this promissory note in full.

•	In July 2014, the Company issued three (3) non-interest bearing promissory notes in the aggregate amount of $280,000 to three (3) related parties. The promissory notes were due upon demand. The first was issued on July 16, 2014 to a company owned by a former employee, Vice Chairman, President and Secretary of the Company, in the amount of $30,000. On July 25, 2014, this note was paid in full. The second was issued on July 17, 2014 to the Company’s Chief Financial Officer, in the amount of $150,000. The Company issued 10,000 common stock shares to the Chief Financial Officer as additional consideration. On July 25, 2014, this note was paid in full. The third was issued on July 8, 2014 to a company of which a director and shareholder of the Company is a Managing Member in the amount of $100,000. The Company issued 7,000 common stock shares to the note holder as additional consideration. On July 29, 2014, this note was paid in full.

•	Effective July 25, 2014, the Company joined with its subsidiaries, Monroe, PSI and PRS, (collectively the “Borrowers”) in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement with Wells Fargo Bank, NA. This facility increased the line of credit amount from $14,000,000 to $15,000,000 and modified the covenants to permit transferring of funds amongst the Borrowers. All other terms and conditions remained unchanged.

•	In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which a director and shareholder of the Company is a Managing Member. The promissory note was due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. On August 28, 2014, this note was paid in full.

•	In July and August 2014, the Company issued promissory notes to Sterling National bank totaling $625,000. These notes bore interest at eighteen percent (18%) per annum and was due upon demand. On or before October 3, 2014, these notes and interest of $7,277 were paid in full.

•	In August 2014, the Company issued a twelve percent (12%) interest bearing promissory note in the amount of $150,000 to a brother of a former employee, Vice Chairman, President and Secretary of the Company. The promissory note is due upon demand. The Company issued 15,000 common stock shares to the note holder as additional consideration. As of May 31, 2015, this note has been paid in full.

•	On September 2, 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which a director and shareholder of the Company is a Managing Member. The promissory note was due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. As of May 31, 2015, this note has been paid in full.

•	On September 15, 2014, the Company issued a non-interest bearing promissory note in the amount of $50,000 to a company owned by a director and shareholder of the Company. The promissory note is due upon demand. The Company issued 2,500 common stock shares to the note holder as additional consideration. As of May 31, 2015, this note has been paid in full.

•	On November 24, 2014, the Company completed its Series B Bond offering of twelve percent (12%) convertible bonds with twenty-one (21) accredited investors. The Company issued Bonds in the aggregate of $981,500. The Company issued 98,150 common stock shares as equity consideration to the bondholders. In addition, the Company issued 5,889 common stock shares to the placement agent.

•	On December 10, 2014, the Company issued a twelve percent (12%) convertible note in the amount of $100,000. The Company issued 10,000 common stock shares as additional consideration. On May 11, 2015, the parties agreed to extend the maturity date of the note, $100,000 in principal and $11,474 in accrued interest, to October 15, 2015 in exchange for 27,869 common stock shares valued at $18,115. At May 31, 2015, the principal amount outstanding was $100,000.

•	On December 16, 2014, the Company issued a promissory note to Sterling National bank in the amount of $250,000. The note bears interest at eighteen percent (18%) per annum and has a maturity date of March 31, 2015. At May 31, 2015, the principal balance outstanding was $51,598. Subsequently, this note was repaid in full on July 24, 2015.

•	On February 5, 2015, the Company issued a convertible promissory note in the amount of $204,000. The note bears interest at eight percent (8%) per annum, contains a graduating prepayment premium ranging between ten percent (10%) and thirty-five percent (35%) and becomes convertible after 180 days and matures on November 2, 2015. At May 31, 2015, the principal balance outstanding was $204,000. Subsequently, this note was repaid in full on July 24, 2015.

•	On April 8, 2015, the Company cancelled the Wells Fargo Credit Facility. Associated with this cancellation, the Company paid an early termination fee of $100,000. At May 31, 2015, the balance outstanding under this facility was zero.

•	On April 8, 2015, Monroe and PSI entered into a four (4) year $22 million revolving loan facility with MidCap Funding X Trust (“MidCap”), with the option to increase the amount to up to $47.0 million. The interest rate is four percent (4.0%) plus LIBOR, with a LIBOR floor of 1.0% per annum. At May 31, 2015, the balance outstanding was $10,376,493.

•	On April 8, 2015, PRS entered into a four (4) year $3 million revolving loan facility with MidCap. The Company holds a forty-nine (49%) equity interest in PRS. The interest rate is four percent (4.0%) plus LIBOR, with a LIBOR floor of 1.0% per annum. At May 31, 2015, the balance outstanding was $1,244,399.

•	On April 8, 2015, the Company entered into a four (4) year term loan and a four (4) year additional term loan in the amounts of $3,000,000 and $700,000, respectively with MidCap. The loans bear interest at nine percent (9.0%) plus LIBOR and four percent (4.0%) plus LIBOR, respectively, with a LIBOR floor of one percent (1.0%). Through the date of this filing, the Company has repaid $187,500 towards the term loan leaving a balance of $2,812,500. No payments have been made towards the additional term loan.

•	On June 23, 2015, the Company issued a six (6) month $359,000 convertible promissory note. The financing had an OID of $54,000 and is convertible into common stock at a price of $1.15 per share. As of the date of this filing, this note remains outstanding as of the date of this filing.

•	On July 8, 2015, the Company issued a twenty-one (21) month $3.92 million convertible debenture. The financing had an OID of twelve percent (12%) and is convertible into common stock at a price of $1.00 per share at lender’s election. In connection with the financing, the Company issued 1,250,000 common stock shares and certain common stock purchase warrants. The primary purpose of this financing was to fund the Lighthouse Acquisition. (See Note 16 – Subsequent Events). This note remains outstanding as of the date of this filing.

•	On July 24, 2015, the Company, through its wholly owned subsidiary CSI, issued a promissory note to Sterling National Bank in the amount of $350,000. The note bears interest at eighteen percent (18%) per annum and has a maturity date of October 24, 2017.

The Company intends to continue to conduct additional financings, as may be needed, to fund additional acquisitions.

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

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The approved Restructuring Plan authorized management to approach existing debt holders with this proposal. The Company offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations. The Company exchanged equity with a fair value in excess of the aggregate amount of debt being extinguished. Upon execution of all necessary agreements, the Company recognized a loss on the transaction. In accordance with ASC 470-40-2, the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in the period of extinguishment as losses or gains. Gains and losses shall not be amortized to future periods. The modification expense was measured at fair value on the date of the agreement and recorded in accordance with ASC 470-40-2; and

o	Notes Payable and Other Debt obligations: The Restructuring Plan offered a meaningful incentive to outstanding Notes Payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment; Note holders converted $3,056,030 of principal and interest into 3,358,391 common stock shares and 3,694,230 warrants exercisable for a term of ten (10) years at $1.25. This action is anticipated to reduce the Company’s future cash outflows by approximately $889,000 in the calendar year of 2015, and by a further $2,313,000 in the calendar year of 2016.

o	Modification of Series A Bonds: The Restructuring Plan modified the terms of the Series A Bonds conversion price from $1.50 to $1.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest to common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash; Bondholders converted $3,709,655 of principal and interest into 3,709,687 common stock shares and 1,854,859 warrants exercisable for a term of three (3) years at $2.00. The Company recorded a modification expense of $2,927,959 related to changing the conversion price of these bonds.

o	Modification of Series B Bonds: The Restructuring Plan modified the terms of the Series B Bonds conversion price from $1.50 to $1.20 with the intention of providing a meaningful incentive for the Series B Bond holders to convert their principal and interest to common stock by the maturity date of September 15, 2015, rather than redeem for cash. No Bondholders have elected to convert as of May 31, 2015. The Company recorded a modification expense of $154,489 related to changing the conversion price of these bonds;

o	Earn-out Liabilities: The Restructuring Plan offered a meaningful incentive to the Earn-out liability holders to convert their contingent future payments to common stock rather than cash payments. In conjunction with the sale of Cyber 360, effective January 1, 2015, the former shareholders of TRG were offered the opportunity and elected to convert their remaining Earn-out liability of $1,134,050 into common stock shares at $1.00 per share. As a result, the Company issued 1,134,050 common stock shares and recorded a gain on conversion of earn-out of $485,835 on February 27, 2015.

•	Operational and Corporate commitments: The approved Restructuring Plan authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with this restructuring. In accordance with ASC 470-25-12, which states, a liability for costs to terminate a contract before the end of its term shall be recognized when the entity terminates the contract in accordance with the contract terms. These amounts were recorded in the operating section of the Statement of Operations on a line item titled Reorganization of Business Expenses and a liability for the amount owed on the balance sheet.

o	Consulting Agreements: The Company cancelled various on-going consulting agreements. The measurement date to record the expense was the date upon which the Company decided to cancel the agreement. The Company expensed $73,875 as a result of the cancellation of these agreements. This action is anticipated to reduce the Company’s future cash outflows by approximately $432,000 in the calendar year of 2015.

o	Employment: The Company severed employment with an employee. The measurement date to record the expense was the date upon which the Company agreed to separate employment. The Company expensed $691,966 related to the aforementioned severed employment. This action is anticipated to increase the Company’s future cash outflows by approximately $50,000 during the calendar year of 2015, and thereafter to reduce the Company’s future cash outflows by approximately $624,000 annually in perpetuity.

o	Restructuring Fees: The Company estimated the cost associated with this restructuring to be approximately $175,000. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs have been and will continue to be expensed as incurred. To date, these fees have totaled $792,650 and are properly classified in Professional fees - Restructuring.

Results of Operations

The Company continues to aggressively pursue and acquire staffing companies. To date the Company has acquired seven (7) staffing companies. As a consequence of this, and specifically the transaction costs of the acquisition program and the cost of obtaining financing, the Company generated a loss of $18.0 million in the year-ended May 31, 2015. In addition, during 2015, the Company recorded approximately $703,000 of non-cash impairment charges against its Intangible assets relating to the acquisition of CSI.  Additionally, the Company incurred approximately $2.5 million of non-cash amortization of intangibles. While we accept that two (2) of our acquisitions have under-performed from a GAAP perspective, and we have since divested Cyber360, we view our M&A program in its totality as a success. In the medium to long-term we will view this impairment as a cost of getting our growth program in place.

From a revenue perspective, the Company delivered $128.8 million for the year, of which $32.2 million was in the final quarter of the year. The Company believes the acquisitions consummated during calendar year 2014 are performing as expected. We are confident that we can continue to grow these businesses and that they will allow us to attract further acquisitions in line with our stated Strategic Plan of achieving $300 million of annualized revenue.

The Company is vigilant in managing its operations and has developed a “Pathway to Profitability” program that is monitored constantly. This Pathway to Profitability includes overhead control, operational reviews, cash management, adequate capitalization, and our merger & acquisition program. Young, growing companies often confront struggles such as integration, financing, etc. We have invested for our future in building a strong corporate team which allows stronger financial reporting, compliance and commercial management. This investment has contributed to our losses in the short-term but would not need material additions to it as we grow, both organically and through acquisition.

The following table sets forth the results of our operations for the years ended May 31, 2015 and 2014 indicated as a percentage of revenue:

	Years Ended May 31,
	2015		2014

Service revenue	$128,829,330	100%	$41,198,162	100%
Direct cost of services	106,280,617	82%	33,394,503	81%
Gross profit	22,548,713	18%	7,803,659	19%
Operating expenses	30,018,209	23%	17,686,323	43%
Loss from operations	(7,469,496)	(6)%	(9,882,664)	(24)%
Other expenses	(10,551,267)	(8)%	(2,784,712)	(7)%
Net loss	$(18,020,763)	(14)%	$(12,667,376)	(31)%

Service revenue

We began to generate revenue in October 2012. As of May 31, 2015, the Company had five (5) operating entities – CSI, Staffing (UK), Poolia UK, PSI and PRS.

CSI was acquired on November 4, 2013. It provides consulting and risk advisory services principally in the U.S. and Canada but also has a network of affiliated entities across thirty-three (33) countries through which our services are provided. It recognizes revenue ratably over the period in which the service is provided. The costs of the service provision are recognized as the cost and time is incurred.

Staffing (UK) (including its subsidiary Monroe) was acquired on January 3, 2014. It provides temporary staffing and permanent placement services in the U.S. and the U.K. Revenue is derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.

Poolia UK was acquired on February 28, 2014. Poolia UK operates its professional staffing services from its office in London and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the U.K.

PSI was acquired on May 17, 2014. It provides temporary staffing and permanent placement services primarily in the IT sector. Revenue is derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.

PRS was acquired on May 17, 2014. It provides temporary staffing and payrolling services primarily in the IT sector. Revenue is derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.

For the year ended May 31, 2015, we had revenue of $128,829,330 compared to $41,198,162 for the year ended May 31, 2014. The increase in revenue is due to the full year impact of the five (5) acquisitions combined with strong organic growth.

Direct cost of services

Cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the years ended May 31, 2015 and 2014, cost of revenue was $106,280,617 and $33,394,503, respectively. The increase is related to the cost of revenue of the Company’s five (5) acquisitions, a full year of which was recorded for the first time in the fiscal year ended May 31, 2015.

Gross profit and gross margin

Our gross profit for the years ended May 31, 2015 and 2014 was $22,548,713 and $7,803,659, respectively, representing gross margin of 18% and 19% respectively. The decrease in margin is related to the gross profit margin of the Company’s five (5) acquisitions, all of which took place during the fiscal year ended May 31, 2014. Gross margin as a percentage of revenue for the year ended May 31, 2015 represents a full year for each of our acquisitions, and is approximately in line with our expectations for gross margin as a percentage of revenue if our business mix remains as it is currently.

Operating expenses

For the year ended May 31, 2015, operating expenses amounted to $30,018,209 as compared to $17,686,323 for the year ended May 31, 2014, an increase of $12,331,886 or 70%. While operating expenses increased significantly on an absolute basis, as a percentage of revenue, we saw an improvement from 43% for the year ended May 31, 2014 to 23% for the year ended May 31, 2015. As we continue to grow revenue, and further leverage our existing support functions, we expect operating expenses as a percentage of revenue to continue to trend lower. For the years ended May 31, 2015 and 2014, operating expenses consisted of the following:

	Years Ended May 31,
	2015	2014
General and administrative	$5,122,180	$2,598,105
Compensation	16,579,759	6,618,051
Director and consulting fees – Related parties	445,630	458,968
Impairment of goodwill	-	2,700,255
Impairment of intangible assets	703,222	833,592
Depreciation and amortization	2,711,476	1,198,117
Professional fees	3,588,673	3,279,235
Salaries and wages – Restructuring	74,619	-
Professional fees – Restructuring	792,650	-
Total operating expenses	$30,018,209	$17,686,323

For the year ended May 31, 2015, the increase in our operating expenses as compared to the year ended May 31, 2014 was primarily attributable to:

•	An increase of $2,524,075 in general and administrative expenses for the year ended May 31, 2015 as compared to the year ended May 31, 2014. The increase is primarily attributable to the implementation of the Company’s business plan in relation to costs incurred for the full year May 31, 2015, whereas the year ended May 31, 2014 only included partial years for each acquired company. General and administrative expenses declined from 6.3% of revenue to 4.0% from the year ended May 31, 2014 to the year ended May 31, 2015, respectively.

•	An increase in compensation of $9,961,708. The increase is primarily attributable to the implementation of the Company’s business plan in relation to costs incurred for the full year ended May 31, 2015, whereas the year ended May 31, 2014 only included partial years for each acquired company. For the years ended May 31, 2014 and 2015, compensation expense declined as a percentage of revenue from 16.1% to 12.9%. This decline was consistent with our expectation, and we expect compensation expense as a percentage of revenue to continue to decline as revenue grows.

•	A decrease of $13,338 in director and consulting fees to related parties incurred for administrative overhead services and business development services is primarily attributable to the Company’s review of and subsequent decrease in consulting agreements primarily related to investor relations and raising capital.

•	An increase of $1,513,359 in depreciation and amortization expense for the year ended May 31, 2015 as compared to the year ended May 31, 2014. Amortization expense relates to the amortization of intangible assets related to the acquisitions of Control Solutions International on November 4, 2013, Staffing UK on January 3, 2014, Poolia on February 28, 2014 and PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. on May 17, 2014. The Company’s intangible assets are being amortized on a straight line basis over the estimated life of four (4) years except for Trade Names which are being amortized over fifteen (15) years. Depreciation expense relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired. The increase is primarily driven by expenses being recognized for each company for the full year ended May 31, 2015, whereas the year ended May 31, 2014 only included partial years for each acquired company.

•	An increase of $309,438 in professional fees in the year ended May 31, 2015 as compared to the year ended May 31, 2014. The increase primarily relates to increases in accounting, consulting and legal fees related to the implementation of the Company’s business plan, specifically due diligence (legal and accounting) of potential acquisition targets, as well as, litigation, legal and auditing costs associated with acquisitions. This is expected to continue as the Company continues to acquire new businesses. The increase also relates to the professional fees relating to running a public company (accounting, auditing, legal, transfer agent, and filing fees). For the years ended May 31, 2014 and 2015, professional fees declined as a percentage of revenue from 8.0% to 2.8%.

•	For the year ended May 31, 2015, the Company recorded no impairment in its goodwill, compared to $2,700,225 for the year ended May, 31, 2014. During the year ended May 31, 2014 the Company fully impaired its goodwill asset related to the acquisition of Cyber 360 for a total of $1,412,646 and impaired $1,287,609 related to the full impairment associated with the acquisition of CSI. The Company periodically reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or annually if not done earlier. The valuations provided were performed by an independent professional valuation services’ calculations.

•	For the year ended May 31, 2015, the Company recorded an impairment to its intangible assets totaling $703,222 compared to an impairment charge of $833,592 for the year ended May 31, 2014. For the year ended May 31, 2014, the Company fully impaired its intangible assets related to the acquisition of Cyber 360 for a total of $823,567 and impaired $10,025 related to the acquisition of CSI. For the year ended May 31, 2015, the Company impaired the remaining balance of its intangible assets related to the acquisition of CSI totaling $703,222. The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or annually if not done earlier. The valuations provided were performed by an independent professional valuation services’ calculations.

Other Expenses

For the years ended May 31, 2015 and 2014, we incurred interest and financing expense of $5,865,499 and $2,725,646, respectively, relating to interest for convertible notes and other notes payable, accounts receivable financing, amortization of beneficial conversion feature, debt discount and amortization of deferred financing costs. In addition, for the years ended May 31, 2015 and 2014, the Company incurred restructuring costs totaling $4,369,723 and $0, respectively. The restructuring charges in fiscal 2015 were due to the Company’s implementation of its restructuring plan.

Net Loss

As a result of the factors described above, our net losses for the years ended May 31, 2015 and 2014 were $18,020,763 and $12,667,376, respectively, or a net loss per common share of $0.46 and $0.65 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we funded our operations through promissory notes, bonds, convertible notes, private placement offerings and from advances from our majority shareholders/officers/directors.

As of May 31, 2015, the Company had a working capital deficiency of $6,594,882, and had an accumulated deficit of $34,407,771 and for the year ended May 31, 2015 has a net loss and net cash used in operations of $18,020,763 and $4,556,742, respectively.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirements and for the payment of compensation and benefits and consulting fees to related parties. All funds received have been expended in growing the business, implementing our business plan and funding operations. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance targeted acquisitions,

•	Addition of administrative and sales personnel as the business grows,

•	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enter new markets,

•	The costs associated with being a public company, and

•	Capital expenditures to add technologies.

As a result of our financings, we believe that we will be able to implement our business plan and pursue the acquisition of a broad spectrum of staffing agencies primarily in the accounting and finance, IT, engineering, administration and light industrial sectors. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Currently, dilutive common share equivalents totaling 31,908,424 consist of shares issuable upon the conversion of existing convertible notes, convertible Preferred Stock and the exercise of stock options and warrants.

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

Operating activities

For the year ended May 31, 2015, net cash used in operations of $4,556,742 was primarily attributable to the net loss of $17,549,955 offset by changes in operating assets and liabilities totaling $1,069,488, which primarily relates to accounts receivable of $1,723,349, prepaid expenses of $142,127, deferred finance costs of $1,427,613, other assets of $380,320, accounts payable and accrued expenses of $2,677,054, dividends payable of $49,890, interest payable – long-term of $118,384 and other current liabilities of $141,627, non-cash adjustments of $14,051,091 of depreciation and amortization, and impairment of intangibles totaling $7,612,168, share based compensation totaling $4,271,469, modification expense of $3,092,876, gain on settlement of debt of $920,729, gain on conversion of Earn-out liability of $485,835, interest paid in common stock of $419,944 and write-off of fixed assets of $46,113. Cash used in operations of $4,477,176 in 2014 was primarily attributable to the net loss of $12,637,200 offset by changes in operating assets and liabilities totaling $334,260, which primarily relates to accounts payable and accrued expenses of $1,179,107, prepaid expenses of $28,444, deferred financing of $1,349,128, other assets of $212,102 and accounts receivable of $33,130, non-cash adjustments of $8,428,588 of depreciation and amortization and impairment of goodwill and intangibles of $6,978,296 and share based compensation of $1,470,831.

Investing activities

For the year ended May 31, 2015, net cash flows used in investing activities was $2,014,255 and was attributable to the purchase of fixed assets of $255,272, payments due to sellers of Poolia and People Serve totaling $1,347,215, payments of $382,791 made for the earn-out agreement relating to the acquisition of Cyber 360 on April 26, 2013 and CSI on November 3, 2013 and cash relinquished in sale of subsidiary (Cyber 360) of $28,977. For the year ended May 31, 2014, net cash flows used in investing activities was $11,618,186 and was attributable to the acquisition related cash acquired of $835,342, the purchase of fixed assets of $150,689, payments due to sellers of Poolia and PeopleSERVE totaling $137,591 and the payments of $525,572 made for the earn-out agreement relating to the acquisition of Cyber 360 on April 26, 2013 and CSI on November 3, 2013. The Company also made cash payments totaling $11,639,676 towards the purchases of CSI, Staffing (UK), Poolia UK, PSI and PRS.

Financing activities

For the year ended May 31, 2015, net cash flows provided by financing activities totaled $5,285,063 and was attributable to proceeds relating to accounts receivable financing of $1,755,411, proceeds of $404,000 from the issuance of convertible promissory notes, proceeds of $5,405,000 from the issuance of promissory notes and proceeds of $2,041,500 from the issuance of convertible bonds. In addition, the Company repaid $1,100,000 in convertible notes, and repaid promissory notes of $3,220,848. For the year ended May 31, 2014, net cash flows provided by financing activities totaled $17,180,400 and was attributable to proceeds relating to accounts receivable financing of $1,820,855, proceeds of $3,255,000 from the issuance of convertible promissory notes, proceeds of $340,000 from the issuance of promissory notes, proceeds of $2,998,500 from the issuance of convertible bonds and $10,565,000 relating to proceeds from the sale of common stock and warrants. In addition, the Company repaid $688,075 in convertible notes, and made payments to a private placement agent totaling $1,110,880.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 3 to our consolidated financial statements for the fiscal year ended May 31, 2015 contained herein.

Recent Accounting Pronouncements

In April 2015, the FASB issued authoritative guidance regarding Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 31, 2015, with early adoption permitted. The standard will be effective for the Company’s fiscal year beginning April 1, 2016. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Staffing 360 Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended May 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staffing 360 Solutions, Inc. at May 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two (2) year period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles.

New York, NY

July 31, 2015

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2015	2014

ASSETS
Current Assets:
Cash and equivalents	$19,194	$1,295,733
Accounts receivable, net	18,759,616	16,387,565
Deferred financing, net	1,151,434	342,745
Prepaid expenses and other current assets	1,023,453	827,481
Total Current Assets	20,953,697	18,853,524

Property and equipment, net	506,005	449,257
Goodwill	8,399,786	8,318,637
Intangible assets, net	10,568,862	13,803,305
Other assets	1,903,905	1,523,585
Non-current assets from discontinued operations	-	47,154
Total Assets	$42,332,255	$42,995,462

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,090,856	$5,369,223
Accounts payable and accrued expenses - Related parties	175,000	136,914
Accrued payroll and taxes	4,015,594	3,659,891
Convertible notes payable, net	202,068	620,172
Promissory notes	1,646,442	1,578,291
Earn-out liability	270,180	850,216
Accounts receivable financing	13,015,618	10,798,713
Bonds payable, net	1,086,400	1,499,660
Other current liabilities - Due to sellers	-	1,347,215
Other current liabilities	46,421	188,048
Total Current Liabilities	27,548,579	26,048,343

Dividends payable	49,890	-
Interest payable	123,832	5,448
Earn-out liability	1,287,407	1,916,212
Promissory notes	3,820,487	4,406,049
Total Liabilities	32,830,195	32,376,052

Stockholders' Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized; Series A Preferred Stock, 1,663,008 designated, $1.00 stated value, 1,663,008 and 0 shares issued and outstanding as of May 31, 2015 and 2014, respectively	17	-
Common stock, $0.00001 par value, 200,000,000 shares authorized; 43,688,120 and 32,950,537 shares issued and outstanding as of May 31, 2015 and 2014, respectively	437	329
Additional paid in capital	42,883,511	26,411,211
Accumulated other comprehensive loss	(27,479)	(37,549)
Accumulated deficit	(34,407,771)	(16,337,118)
Total Staffing 360 Solutions, Inc. Stockholders' Equity	8,448,715	10,036,873
Non-controlling interest	1,053,345	582,537
Total Equity	9,502,060	10,619,410
Total Liabilities and Stockholders' Equity	$42,332,255	$42,995,462

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2015	2014

Revenue	$128,829,330	$41,198,162

Cost of Revenue	106,280,617	33,394,503

Gross Profit	22,548,713	7,803,659

Operating Expenses:
Salaries and wages	16,579,759	6,618,051
Professional fees	3,588,673	3,279,235
Consulting fees - Related parties	445,630	458,968
Depreciation and amortization	2,711,476	1,198,117
General and administrative expenses	5,122,180	2,598,105
Impairment of goodwill	-	2,700,255
Impairment of intangibles	703,222	833,592
Salaries and Wages - Restructuring	74,619	-
Professional Fees - Restructuring	792,650	-
Total Operating Expenses	30,018,209	17,686,323

Loss From Operations	(7,469,496)	(9,882,664)

Other Income / (Expenses):
Interest expense	(1,645,533)	(479,609)
Amortization of deferred financing	(646,838)	(1,006,383)
Amortization of beneficial conversion feature	(2,474,820)	(673,568)
Amortization of debt discount	(1,098,308)	(566,086)
Interest expense - Restructuring	(2,541,816)	-
Other income / (loss)	141,595	-
Gain on conversion of Earn-out liability - Restructuring	485,835	-
Gain on settlement of debt - Restructuring	779,134	-
Modification Expense - Restructuring	(3,092,876)	-
Loss Before Provision For Income Tax	(17,563,123)	(12,608,310)

Income tax benefit / (expense)	60,322	(69,968)
Net Loss From Continued Operations	$(17,502,801)	$(12,678,278)

Net Income / (Loss) From Discontinued Operations	$(47,154)	$20,539

Net Loss	$(17,549,955)	$(12,657,739)

Net income attributable to non-controlling interest	470,808	9,637
Net Loss Attributable To Staffing 360 Solutions, Inc.	$(18,020,763)	$(12,667,376)

Dividends - Series A preferred stock	49,890	-
Net loss attributable to common stock	$(18,070,653)	$(12,667,376)

Basic And Diluted Income / (Loss) from Continued Operations	$(0.46)	$(0.65)
Basic And Diluted Income / (Loss) from Discontinued Operations	$(0.00)	$0.00
Basic And Diluted Income / (Loss) per Share	$(0.46)	$(0.65)

Weighted Average Shares Outstanding - Basic And Diluted	38,291,636	19,471,886

The accompanying notes are an integral part of these consolidated financial statements

F-3

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended May 31,
	2015	2014

Net Loss	$(17,549,955)	$(12,657,739)

Other Comprehensive Loss
Foreign exchange translation	10,070	(37,549)
Comprehensive Loss Attributable to the Company	$(17,539,885)	$(12,695,288)

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated Other	Non-		Total
	Shares	Par Value	Shares	Par Value	to be issued	Paid In Capital	Comprehensive Loss	controlling Interest	Accumulated Deficit	Stockholders’ Equity
Balance May 31, 2013	-	$-	12,288,138	$123	$527,789	$3,920,194	$-	$-	$(3,669,742)	$778,364

Common stock issued pursuant to private placements	-	-	10,627,783	106	(350,000)	10,564,894	-	-	-	10,215,000
Common stock issued to consultants	-	-	831,055	8	(137,289)	1,025,370	-	-	-	888,089
Common stock issued pursuant to conversion of liabilities	-	-	196,950	2	-	177,314	-	-	-	177,316
Common stock issued pursuant to conversion of financings	-	-	1,766,111	18	-	1,704,982	-	-	-	1,705,000
Shares issued in connection with financings	-	-	1,118,600	11	-	1,288,277	-	-	-	1,288,288
Shares issued to board of directors	-	-	132,912	1	(22,500)	132,977	-	-	-	110,478
Shares issued to employees	-	-	90,000	1	(18,000)	113,499	-	-	-	95,500
Share issued to acquisitions	-	-	4,560,067	46	-	5,179,383	-	-	-	5,179,429
Payment to private placement agent in relation to private placements	-	-	-	-	-	(1,110,880)	-	-	-	(1,110,880)
Shares issued to private placement agent in relation to private placements	-	-	921,150	9	-	(9)	-	-	-	-
Shares issued to private placement agent in relation to convertible debt and bond offerings	-	-	417,772	4	-	786,204	-	-	-	786,208
Options issued to employees	-	-	-	-	-	198,974	-	-	-	198,974
Warrants issued in connection with conversion of promissory notes	-	-	-	-	-	80,825	-	-	-	80,825
Beneficial Conversion Feature	-	-	-	-	-	2,349,207	-	-	-	2,349,207
Other comprehensive loss	-	-	-	-	-		(37,549)	-	-	(37,549)
Non-controlling interest attributable to purchase of 49% of PeopleSERVE PRS, Inc.	-	-	-	-	-	-	-	572,900	-	572,900
Net income (loss)	-	-	-	-	-	-	-	9,637	(12,667,376)	(12,657,739)
Balance May 31, 2014	-	-	32,950,537	329	-	26,411,211	(37,549)	582,537	(16,337,118)	10,619,410

Shares issued for conversion of officers bonuses	1,663,008	17	-	-	-	778,270	-	-	-	778,287
Common stock issued to consultants	-	-	232,500	2	-	214,997	-	-	-	215,000
Common stock issued pursuant to conversion of convertible notes payable	-	-	400,000	4	-	599,996	-	-	-	600,000
Common stock issued pursuant to conversion of accrued interest related to convertible notes payable	-	-	7,912	0	-	11,868	-	-	-	11,868
Shares issued in connection with convertible notes	-	-	84,500	1	-	123,344	-	-	-	123,345
Shares issued to board of directors as compensation	-	-	302,500	3	-	283,526	-	-	-	283,530
Shares issued to private placement agent	-	-	16,509	0	-	27,832	-	-	-	27,832
Shares issued in connection with convertible bonds - Series A	-	-	106,000	1	-	174,141	-	-	-	174,142
Shares issued in connection with settlement agreement	-	-	275,000	3	-	255,747	-	-	-	255,750
Common stock issued as interest on debt	-	-	432,820	4	-	309,236	-	-	-	309,240
Shares issued in connection with convertible bonds - Series B	-	-	98,150	1	-	123,504	-	-	-	123,505
Shares issued in connection with extensions of convertible bonds - Series A	-	-	92,904	1	-	93,780	-	-	-	93,781
Shares issued in connection with extensions of convertible note	-	-	26,036	0	-	16,923	-	-	-	16,923
Shares issued as conversion of Accounts payable	-	-	236,624	2	-	215,672	-	-	-	215,674
Shares issued as conversion of Initio Promissory Notes-Debt	-	-	3,056,030	31	-	2,290,180	-	-	-	2,290,210
Shares issued as conversion of Initio Promissory Notes-Interest	-	-	302,361	3	-	226,186	-	-	-	226,189
Modification expense	-	-	-	-	-	3,092,876	-	-	-	3,092,876
Shares issued in connection with convertible bonds - Series A	-	-	3,709,687	37	-	3,709,618	-	-	-	3,709,655
Shares issued for conversion of Earn-out liability	-	-	1,134,050	11	-	340,204	-	-	-	340,215
Shares issued as a bonus	-	-	224,000	2	-	188,158	-	-	-	188,160
Beneficial Conversion Feature	-	-	-	-	-	845,500	-	-	-	845,500
Warrants issued	-	-	-	-	-	2,213,073	-	-	-	2,213,073
Options issued	-	-	-	-	-	337,669	-	-	-	337,669
Dividends - Preferred Stock - Series A	-	-	-	-	-	-	-	-	(49,890)	(49,890)
Other comprehensive income (loss)	-	-	-	-	-	-	10,070	-	-	10,070
Non-controlling interest attributable to purchase of 49% of PeopleSERVE PRS, Inc.	-	-	-	-	-	-	-	470,808	-	470,808
Net loss	-	-	-	-	-	-	-	-	(18,020,763)	(18,020,763)
Balance May 31, 2015	1,663,008	$17	43,688,120	$437	-	$42,883,511	$(27,479)	$1,053,345	$(34,407,771)	$9,502,060

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,549,955)	$(12,657,739)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Net income (loss) from discontinued operations	47,154	(20,539)
Depreciation	157,759	113,451
Write-off of fixed assets	46,113	-
Amortization of intangible assets	2,531,221	1,084,961
Amortization of deferred finance costs	646,838	1,006,383
Amortization of debt discount	1,098,308	673,568
Amortization of beneficial conversion feature	2,474,820	566,086
Change in fair value of goodwill	(81,149)	-
Impairment of goodwill	-	2,700,255
Impairment of intangibles	703,222	833,592
Stock based compensation	2,058,396	1,470,831
Warrants issued as interest to note holders	2,213,073	-
Modification expense	3,092,876	-
Gain on settlement of debt	(920,729)	-
Gain on conversion of Earn-out liability	(485,835)	-
Interest paid in common stock	419,944	-
Changes in operating assets and liabilities:
Accounts receivable	(1,723,349)	33,130
Prepaid expenses	(142,127)	(28,444)
Deferred financing	(1,427,613)	(1,349,128)
Other assets	(380,320)	(212,102)
Accounts payable and accrued expenses	2,426,987	552,539
Accounts payable - Related parties	38,086	(124,676)
Accrued payroll and taxes	211,981	751,244
Other current liabilities	(141,627)	43,177
Interest payable - Long term	118,384	-
NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(4,567,542)	(4,563,411)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	10,800	86,235
NET CASH USED IN OPERATING ACTIVITIES	(4,556,742)	(4,477,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition related cash acquired	-	835,342
Acquisition - Payments due to seller	(1,347,215)	(137,591)
Payment towards Earn-out liability	(382,791)	(525,572)
Purchase of fixed assets	(255,272)	(150,689)
Cash relinquished in sale of subsidiary	(28,977)	-
Cash paid for purchase of subsidiary	-	(11,639,676)
NET CASH USED IN INVESTING ACTIVITIES	(2,014,255)	(11,618,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	404,000	3,255,000
Repayment of convertible notes payable	(1,100,000)	(688,075)
Proceeds from promissory notes payable	5,405,000	340,000
Repayment of promissory notes	(3,220,848)	-
Proceeds from accounts receivable financing	1,755,411	1,820,855
Payments to private placement agent	-	(1,110,880)
Proceeds from pipe financing	-	10,565,000
Proceeds from sale of bonds	2,041,500	2,998,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,285,063	17,180,400

NET INCREASE / (DECREASE) IN CASH	(1,285,934)	1,085,038

Effect of variation of exchange rate on cash held in foreign currency	9,395	-

CASH - Beginning of year	1,295,733	219,132

CASH - End of year	$19,194	$1,304,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$999,567	$3,189
Income taxes	$151,875	$-

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Intangible asset	$-	$13,335,087
Goodwill	$81,149	$8,427,593
Common stock issued in connection with purchase of subsidiary	$-	$5,197,429
Assets acquired from purchase of subsidiary	$-	$1,392,509
Promissory notes issued in connection with acquisitions	$-	$6,332,415
Conversion of accounts payable to common stock	$215,674	$100,981
Conversion of a convertible note payable	$600,000	$1,705,000
Earn-out liability	$-	$2,100,000
Conversion of interest related to a convertible note payable	$-	$76,334
Warrants issued in connection with conversion of convertible notes	$-	$80,825
Shares issued in connection with convertible promissory notes	$123,345	$1,288,288
Shares issued in connection with bonds	$360,372	$-
Common stock issued to placement agent	$27,832	$-
Beneficial conversion feature in relation to issuance of debt	$845,500	$2,349,207
Debt discount in relation to issuance of debt	$420,992	$-
Conversion of accrued interest to common stock	$203,343	$-
Conversion of convertible bonds	$3,528,500	$-
Conversion of Initio promissory notes	$2,994,202	$-
Dividends declared – Series A preferred stock	$49,890	$-

The accompanying notes are an integral part of these consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”), which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012.

On July 31, 2012, the Company formed Staffing 360 Alliance, Inc. (“Staffing Alliance”), a wholly-owned subsidiary incorporated in the State of Nevada, which had operations in the staffing sector for a short period of time before ceasing operations in February 2014.

On April 26, 2013, the Company purchased all of the issued and outstanding common stock (“TRG Acquisition”) of The Revolution Group, Ltd. (“TRG”), a Massachusetts corporation (subsequently renamed “Cyber 360, Inc.”). The aggregate consideration paid was approximately $2.5 million, payable in cash, common stock and a percentage of future gross profits. TRG operated under the name Cyber 360, Inc. until it was disposed of on January 1, 2015. (See Note 14 - Acquisitions).

On June 28, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada, whereby increasing the authorized number of common stock shares from 75,000,000 to 200,000,000. Additionally, this amendment authorized the issuance of up to 20,000,000 shares of Blank Check Preferred Stock.

On November 4, 2013, the Company purchased all of the issued and outstanding common stock (“CSI Acquisition”) of Control Solutions International, Inc. (“CSI”), a Florida corporation, and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”), from NewCSI, Inc., a Delaware corporation (“NCSI”), and the shareholders of NCSI. The aggregate consideration paid was approximately $3.5 million, payable in cash, common stock and a percentage of future gross profits. (See Note 14 - Acquisitions).

On January 3, 2014, the Company purchased all of the issued and outstanding common stock of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales, and its subsidiaries, including Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe”) (Monroe together with all of Initio’s subsidiaries is the “Subsidiaries”). The aggregate consideration paid was approximately $13.29 million, payable in cash, common stock and promissory notes. Subsequently, Initio was renamed Staffing 360 Solutions Limited (“Staffing (UK)”). (See Note 14 - Acquisitions).

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

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing (UK), purchased substantially all of the business assets (“Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). All subsequent business activity is under a Staffing (UK) subsidiary. The aggregate consideration paid was £500,000 (“Fixed Consideration”), plus an amount equal to the net asset value at the completion date of the acquisition (“NAV Consideration,” together with the Fixed Consideration, collectively, the “Poolia Purchase Price”). The Fixed Consideration and a sum of £250,000, being an advance payment of the NAV Consideration, was paid at closing. Subsequent to closing, the balance of the NAV Consideration was paid to Poolia UK for a total Poolia Purchase Price of $1,626,266. (See Note 14 - Acquisitions).

On May 17, 2014, the Company purchased all of the issued and outstanding common stock of PeopleSERVE, Inc., a Massachusetts corporation (“PSI”), and forty-nine percent (49%) of the issued and outstanding common stock of PeopleSERVE PRS, Inc., a Massachusetts corporation (“PRS”) (PSI and PRS collectively are the “PS”). The aggregate consideration (“PS Purchase Price”) paid was approximately $8.4 million. (See Note 14 - Acquisitions).

At closing, the Company paid: (i) cash of approximately $2.7 million; (ii) 1,127,365 common stock shares based on the market closing price on the date of purchase of $1.93 for a total fair value of approximately $2.2 million; (iii) an unsecured promissory note in the amount of approximately $2.4 million; and (iv) approximately $1.1 million of Net Working Capital.

NOTE 2 – RESTRUCTURING PLAN AND IMPLEMENTATION

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

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The approved Restructuring Plan authorized management to approach existing debt holders with this proposal. The Company offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations. The Company exchanged equity with a fair value in excess of the aggregate amount of debt being extinguished. Upon execution of all necessary agreements, the Company recognized a loss on the transaction. In accordance with ASC 470-40-2, the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in the period of extinguishment as losses or gains. Gains and losses shall not be amortized to future periods. The modification expense was measured at fair value on the date of the agreement and recorded in accordance with ASC 470-40-2; and

o	Notes payable and Other debt obligations: The Restructuring Plan offered a meaningful incentive to outstanding Notes payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment; Note holders converted $3,056,030 of principal and interest to 3,358,391 common stock shares and 3,694,230 warrants exercisable for a term of ten (10) years at $1.25. This action is anticipated to reduce the Company’s future cash outflows by approximately $889,000 in the calendar year of 2015, and by a further $2,313,000 in the calendar year of 2016.

o	Modification of Series A Bonds: The Restructuring Plan modified the terms of the Series A Bonds conversion price from $1.50 to $1.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest to common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash; Bondholders converted $3,709,655 of principal and interest to 3,709,687 common stock shares and 1,854,859 warrants exercisable for a term of three (3) years at $2.00. The Company recorded a modification expense of $2,927,959 related to changing the conversion price of these bonds.

o	Modification of Series B Bonds: The Restructuring Plan modified the terms of the Series B Bonds conversion price from $1.50 to $1.20 with the intention of providing a meaningful incentive for the Series B Bond holders to convert their principal and interest to common stock by the maturity date of September 15, 2015, rather than redeem for cash. No Bondholders have elected to convert as of May 31, 2015. The Company recorded a modification expense of $154,489 related to changing the conversion price of these bonds;

o	Earn-out liabilities: The Restructuring Plan offered a meaningful incentive to the Earn-out liability holders to convert their contingent future payments to common stock rather than cash payments. In conjunction with the sale of Cyber 360, effective January 1, 2015, the former shareholders of TRG were offered the opportunity and elected to convert their remaining Earn-out liability of $1,134,050 into common stock shares at $1.00 per share. As a result, the Company issued 1,134,050 common stock shares and recorded a gain on conversion of earn-out of $485,835 on February 27, 2015.

•	Operational and Corporate commitments: The approved Restructuring Plan authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with this restructuring. In accordance with ASC 470-25-12, which states, a liability for costs to terminate a contract before the end of its term shall be recognized when the entity terminates the contract in accordance with the contract terms. These amounts were recorded in the operating section of the Statement of Operations on a line item titled Reorganization of Business Expenses and a liability for the amount owed on the balance sheet.

o	Consulting agreements: The Company cancelled various on-going consulting agreements. The measurement date to record the expense was the date upon which the Company decided to cancel the agreement. The Company expensed $73,875 as a result of the cancellation of these agreements. This action is anticipated to reduce the Company’s future cash outflows by approximately $432,000 in the calendar year of 2015.

o	Employment: The Company severed employment with an employee. The measurement date to record the expense was the date upon which the Company agreed to separate employment; The Company expensed $691,966 related to the aforementioned severed employment. This action is anticipated to increase the Company’s future cash outflows by approximately $50,000 during the calendar year of 2015, and thereafter to reduce the Company’s future cash outflows by approximately $624,000 annually in perpetuity.

o	Restructuring fees: The Company estimated the cost associated with this restructuring to be approximately $175,000. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs have been and will continue to be expensed as incurred. To date, these fees have totaled $792,650 and are properly classified in Professional fees - Restructuring.

Discontinued Operations

On January 27, 2015, the board of directors of the Company met without any representation of the officers, former owners or Earn-out liability holders of Cyber 360 and discussed the possibility of discontinuing the Cyber 360 operations. Their independent decision was that they approved and authorized the discontinuance of Cyber 360 operations and to move immediately thereafter towards selling the Cyber 360 operations. Subsequently, the Company presented an arm’s length transaction to some of the former TRG owners. On February 27, 2015, the Company entered into a Stock Purchase Agreement to sell Cyber 360 to some of the former TRG owners with an effective date of January 1, 2015 for an aggregate purchase price of $1.00 and the settlement of the remaining earn-out obligation under the original purchase agreement. In connection with the sale, all agreements executed in connection with the original acquisition of Cyber 360’s business (previously known as The Revolution Group) in April 2013 (“Original Sale”) and all obligations thereunder, except as set forth below, were terminated. As a result of the sale, the Company no longer owns Cyber 360, Inc. (FKA: Staffing 360 Group, Inc.), a Nevada corporation, or its subsidiary Cyber 360 Inc. (FKA: TRG), a Massachusetts corporation.

In connection with the sale and in full settlement of the remaining earn-out obligations, the Company issued 1,134,050 shares of the Company’s common stock with a fair value of $0.30 per share. These shares are entitled to customary piggy-back registration rights but are subject to a lock-up restriction until the earlier of February 27, 2016 or a sale, liquidation, merger or similar reorganization of the Company resulting in the exchange of all outstanding Company shares for other property.

In accordance with ASC 205-20, the results of the discontinued business have been presented as discontinued operations for the fiscal year ended May 31, 2015. Previously reported results for comparable periods in fiscal year 2014 have also been restated to reflect this reclassification.

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

Revenue, operating income, and net income from discontinued operations were as follows:

	For the Fiscal Years Ended May 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$1,935,854	$4,580,331
Operating income/ (loss)	$(43,991)	$22,002
Net income/ (loss) from discontinued operations	$(47,154)	$20,539

The major classes of assets and liabilities from discontinued operations were as follows:

	January 1, 2015	May 31, 2014
	(Unaudited)
Cash and equivalents	$44,931	$28,978
Accounts receivable, net	463,620	648,701
Prepaid expenses and other current assets	26,783	53,848
Current assets from discontinued operations	535,334	731,527
Property and equipment, net	4,471	5,349
Non-current assets from discontinued operations	4,471	5,349
Accounts payables and accrued expenses	92,961	84,505
Accrued payroll and taxes	59,618	143,722
Accounts receivable financing	400,531	461,494
Current liabilities from discontinued operations	$553,110	$689,721

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

Variable Interest Entities

Current accounting guidance provides a framework for identifying a Variable Interest Entity (“VIE”) and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. On May 17, 2014, the Company purchased 49% of the issued and outstanding common stock of PRS. Pursuant to ASC 810, PRS is deemed to be a variable interest entity since the Company is the primary beneficiary of PRS. Accordingly, the Company consolidated the results of PRS from May 17, 2014 through May 31, 2014 and May 31, 2015. As of May 31, 2015 the total assets and liabilities of PRS, which are consolidated, are $2,531,166 and $1,610,498, respectively. The total revenue and expenses consolidated for fiscal 2014 (since May 17, 2014) were $300,879 and $281,983, respectively, and for fiscal 2015 are $11,176,809 and $10,253,656, respectively.

Non-controlling Interests

Non-controlling interest in our subsidiary is recorded in accordance with the provisions of ASC 810 “Consolidation”, and is reported as a component of equity, separate from the parent company’s equity.  Purchase or sale of equity interests that does not result in a change of control is accounted for as equity transactions.  Results of operations attributable to the non-controlling interest is included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to valuation, impairment testing, Earn-out liabilities, stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates for the years ended May 31, 2015 and 2014, respectively, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations and testing our long-lived assets for impairment.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at May 31, 2015 or 2014.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At May 31, 2015 and 2014, the Company had an allowance for doubtful accounts of $270,045 and $561,311, respectively.

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

The U.K. and Canadian domiciled entities file separate tax returns in their respective jurisdictions.

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

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. As of May 31, 2015 and 2014, accumulated amortization of deferred financing costs totaled $646,838 and $1,006,383, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2015 or 2014, with the exception of its notes payable (See Note 6), convertible notes payable (See Note 5), bonds payable (See Note 7) and its Earn-out liabilities (See Note 12).

Cash is considered to be highly liquid and easily tradable as of May 31, 2015 and 2014 and therefore classified as Level 1 within our fair value hierarchy.

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

•	Revenue earned in excess of billings is recorded as unbilled accounts receivable until billed. Billings in excess of revenue is recorded as advanced billings until revenue recognition criteria are met. Deposits and prepayments from customers are carried as deferred revenue until the requirements for revenue recognition are met.

•	Reimbursements, including those relating to travel, other out-of-pocket expenses and third-party costs, are not included in revenue. They are applied to Cost of services resulting in Cost of services reflecting the net amount of expenses not reimbursed by clients.

Staffing 360 Solutions (UK) Limited: Staffing (UK) and its various subsidiaries, follow paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, and (ii) the services have been rendered to the customer, and (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Earnings (Loss) per Common Share

The Company utilizes the guidance per FASB Codification ASC 260 - Earnings per Share (“ASC 260”).  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of May 31, 2015 and 2014 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Fiscal Year Ended May 31,
	2015	2014

Convertible bonds - Series A	193,758	2,021,779
Convertible bonds - Series B	834,324	-
Convertible promissory notes	641,367	1,073,494
Convertible preferred shares	2,161,910	-
Warrants	12,459,029	6,760,809
Options	3,375,000	1,900,000
Total	19,665,388	11,756,082

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

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the life of the lease or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. At the time of retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in Other income/ (loss).

Long-Lived Assets

In accordance with ASC 360 - Property, Plant, and Equipment (“ASC 360”), the Company periodically reviews its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. During fiscal years 2015 and 2014, the Company impaired $0 and $2,700,255, respectively, of goodwill associated with the Cyber 360 and CSI acquisitions.

In recording the purchase accounting for previous acquisitions the Company estimated the fair value of identifiable intangible assets and goodwill. In fiscal 2014, the Company retained the services of an independent valuation consultant to test the previously estimated allocations. The valuation resulted in the revisions of the Company’s estimated allocations which were retroactively reflected in the Company’s consolidated financial statements for the fiscal year ended May 31, 2014. In fiscal 2015, the Company again retained the services of an independent valuation consultant to test the Goodwill and Intangible Assets values for the year ended May 31, 2015.

Goodwill represents the excess of the purchase price over the estimated fair market value of identifiable net assets at the date of acquisition in a business combination. Other intangible assets are identifiable assets that lack physical substance, which are acquired as part of a business combination or other transaction. Intangible assets with definite lives are amortized on a straight-line basis over their useful lives. Goodwill and other intangible assets with indefinite lives are not amortized and are tested for impairment at least annually.

The Company has the option to perform a qualitative assessment for impairment of its goodwill and indefinite-lived intangible assets to determine if it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value. If the Company determines based on a qualitative assessment that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying value, then it would not be required to perform the two-step quantitative impairment test described below. If necessary, the Company will perform a quantitative assessment for impairment of its goodwill and indefinite-lived intangible assets using the two-step approach.

The first step of the quantitative impairment test requires that the Company determine the fair value of each reporting unit and then compare that fair value to the reporting unit’s carrying amount. The Company uses the income approach to determine the fair value of its reporting units. The Company applies a valuation technique consistent with the income approach to measure the fair value of its indefinite-lived intangible assets. The income approach is based on the present value of estimated discounted cash flows and terminal value projected for each reporting unit. The income approach requires significant judgments, including the projected results of operations, the weighted-average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected results of operations are based on the Company’s best estimates of future economic and market conditions, including growth rates, estimated earnings and cash expenditures. The WACC is determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations, as reflected in the terminal value.

The second step of the quantitative impairment test is performed if the first step indicates that impairment exists. The second step of the impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets as of the assessment date. The implied fair value of the reporting unit’s goodwill and other intangible assets is then compared to the carrying amount of goodwill and other intangible assets to quantify an impairment charge as of the assessment date.

Based upon the results of the independent valuation, the Company did not impair or adjust the goodwill and intangible totals for the fiscal year ended May 31, 2015.

Intangible Assets

In connection with the CSI Acquisition (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was amortized over fifteen (15) years. CSI customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. The Company recorded amortization expense of $91,099 and $107,654 for the fiscal years ended May 31, 2015 and 2014, respectively. Based upon the impairment analysis performed as of November 30, 2014, the Company impaired the trade name, customer relationships and employment agreements/non-competes in the amount of $703,222. The intangible asset balance, net of impairment and accumulated amortization, at May 31, 2015 and 2014 was $0 and $794,321, respectively.

In connection with the acquisition of Staffing (UK) (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $10,311,465 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. Staffing (UK) customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At May 31, 2015 and 2014, the intangible asset balance, net of accumulated amortization, was $7,889,933 and $9,599,250, respectively.

In connection with the Poolia Acquisition (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years. Poolia customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At May 31, 2015 and 2014, the intangible asset balance, net of accumulated amortization, was $319,908 and $436,238, respectively.

In connection with the acquisition of PSI and PRS (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. PS customer relationships were valued using the discounted replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on the actual selling costs incurred and allocated to new customer generation over the preceding four (4) years. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At May 31, 2015 and 2014, the intangible asset balance, net of accumulated amortization, is $2,359,022 and $2,973,497, respectively.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

Recent Accounting Pronouncements

In April 2015, the FASB issued authoritative guidance regarding Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 31, 2015, with early adoption permitted. The standard will be effective for the Company’s fiscal year beginning April 1, 2016. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	May 31,
	2015	2014

Computer software	$107,315	$113,615
Office equipment	30,391	38,098
Computer equipment	312,720	210,561
Furniture and fixtures	184,555	105,637
Website	32,117	32,117
Leasehold improvements	75,530	28,093
Total cost	742,628	528,121
Accumulated depreciation	(236,623)	(78,864)
Total	$506,005	$449,257

Depreciation and amortization expense for the fiscal years ended May 31, 2015 and 2014 was $157,759 and $125,512, respectively.

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

•	On July 14, 2014, the Company amended and restated one (1) of the five (5) aforementioned promissory notes in the amount of $250,000. The Company repaid $150,000 and the remaining balance of $100,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. This note holder receives 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share. This note was paid in full in April 2015.

•	On July 14, 2014, the Company amended and restated one (1) of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 2,500 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share. This note was paid in full in April 2015.

•	On July 31, 2014, the Company amended and restated one (1) of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share. This note was paid in full in April 2015.

•	On July 31, 2014, the Company amended and restated one (1) of the five (5) aforementioned promissory notes in the amount of $100,000. The balance of $100,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share. This note was paid in full in April 2015.

•	On July 31, 2014, the Company amended and restated one (1) of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 5,000 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $1.50 per share. This note was paid in full in April 2015.

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

On December 10, 2014, the Company issued a twelve percent (12%) promissory note in the amount of $100,000. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued interest into common stock shares at $1.00 per share. In addition, for every $1.00 of principal converted, the Company will issue a warrant to purchase one-half of a common stock share at $2.00 per common stock share exercisable for a term of three (3) years. As additional consideration, the Company agreed to issue 10,000 common stock shares upon execution of this agreement. Accordingly, the Company recorded a debt discount of $4,762 for the 10,000 common stock shares issued. The Company recorded amortization expense of $4,762 for the fiscal year ended May 31, 2015. On May 11, 2015, the Company agreed to extend the maturity date of the note, $100,000 in principal and $11,474 in accrued interest and agreed to extend the maturity to October 15, 2015 in exchange for 27,869 common stock shares, valued at $18,115. At May 31, 2015, the principal amount outstanding was $100,000. Net of the remaining debt discount of $0, the remaining loan balance was $100,000.

On February 5, 2015, the Company issued an eight percent (8%) promissory note in the amount of $204,000 due in nine (9) months, with the conversion feature commencing 180 days after the loan issuance date. The loan is convertible at a 39% discount of the average share price on the lowest three (3) trading prices during the ten (10) days prior to conversion. In connection with this note, the Company recorded a $177,559 discount related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. The Company has recorded amortization expense amounting to $75,630 for the fiscal year ended May 31, 2015. Net of the remaining discount related to the beneficial conversion feature of $101,932, the remaining loan balance was $102,068.

	May 31,
	2015	2014

Beginning balance	$1,600,000	$50,000
Proceeds	404,000	1,600,000
Fair value of common stock issued for conversion of convertible notes payable	-	(50,000)
Repayment of loans	(1,100,000)	-
Conversion of loans	(600,000)	-
Debt discount for restricted stock and beneficial conversion feature for convertible notes payable – net of accumulated amortization of $1,494,544 and $341,241, respectively	(101,932)	(979,828)
Net balance	$202,068	$620,172

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

Cumulatively, the Company recorded $475,673 in debt discount and a total beneficial conversion feature of $1,120,803 in relation to the above notes. In addition, the Company recorded accumulated amortization totaling $1,494,544.  During the fiscal year ended May 31, 2015, the Company received proceeds of $404,000, repaid principal of $1,100,000 and converted $600,000 of principal into 400,000 shares of common stock.  At May 31, 2015, the net outstanding loan balance, net of the remaining debt discount of $101,932, was $202,068.

During the fiscal year ended May 31, 2015, the Company recorded $107,700 of interest expense and converted $11,686 of accrued interest into 7,912 common stock shares and paid accrued interest totaling $95,242. Accrued interest as of May 31, 2015 is $10,798.

For the fiscal years ended May 31, 2015 and 2014, the Company recorded amortization expense of $1,153,302 and $341,241, respectively.

NOTE 6 – PROMISSORY NOTES

Promissory notes – short-term consisted of the following:

	May 31,
	2015	2014

Beginning balance	$-	$-
Proceeds	1,705,000	340,000
Payments	(1,653,402)	(340,000)
Debt discount (Net of accumulated amortization of $89,706 and $61,026, respectively)	-	-
Promissory notes – Seller note - Staffing (UK) – current portion	55,689	789,136
Promissory notes – Seller note - PS – current portion	789,155	789,155
Promissory notes – Midcap Financial Trust Term Loan– current portion	750,000	-
Total Promissory notes – short-term	$1,646,442	$1,578,291

Promissory notes – long-term consisted of the following:

	May 31,
	2015	2014
Promissory notes – Staffing (UK):
Beginning balance	$3,616,874	$3,964,940
Payments	(361,324)	(348,066)
Conversions	(3,056,030)	-
	199,520	3,616,874
Less current portion	(55,689)	(789,136)
	143,831	2,827,738
Promissory note – PS:
Beginning balance	2,367,466	2,367,466
Payment	(789,155)	-
	1,578,311	2,367,466
Less current portion	(789,155)	(789,155)
	789,156	1,578,311
Promissory note – Midcap Financial Trust – Term Loan
Beginning balance	3,000,000	-
Payment	(62,500)	-
	2,937,500	-
Less current portion	(750,000)	-
	2,187,500	-
Promissory note – Midcap Financial Trust – Additional Term Loan
Beginning balance	700,000	-
Payment	-	-
	700,000	-
Less current portion	-	-
	700,000	-
Total Promissory notes – long-term	$3,820,487	$4,406,049

Promissory notes - short-term:

Pursuant to the promissory note agreements dated September 27, 2013, October 18, 2013 and October 28, 2013, the Company issued notes in the amount of $40,000, $200,000 and $100,000, respectively. The promissory notes bear interest at the rate of twelve percent (12%) per annum and were due at the earlier of the completion of the Company’s $1.5 million bridge financing or ninety (90) days from the date of the note. As additional consideration, the note holders received an aggregate of 25,000 common stock shares for each $100,000 invested or a prorated portion thereof. The Company issued 85,000 common stock shares. The Company recorded a debt discount of $61,026 and amortization of $61,026. On November 12, 2013 and November 19, 2013, the Company re-paid $300,000 in principal and $3,189 in interest. On March 21, 2014, the Company repaid $40,000 in principal and $1,933 in interest. At May 31, 2015, this note has been paid in full.

In June, 2014, the Company issued a promissory note in the amount of $100,000 to a company of which a previous director and shareholder of the Company is a Managing Member. The promissory note was non-interest bearing and due upon demand. The Company issued 5,000 common stock shares to the note holder as additional consideration. At May 31, 2015, this note has been paid in full.

In July 2014, the Company issued three (3) non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first was issued on July 16, 2014 to a company owned by a former employee, Vice Chairman, President and Secretary of the Company, in the amount of $30,000. The second was issued on July 17, 2014 to the Company’s Chief Financial Officer in the amount of $150,000. The Company issued 10,000 common stock shares to the Chief Financial Officer as additional consideration. The third was issued on July 8, 2014 to a company of which a former director and shareholder of the Company is a Managing Member in the amount of $100,000. The Company issued 7,000 common stock shares to the note holder as additional consideration. At May 31, 2015, these notes have been paid in full.

In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which a former director and shareholder of the Company is a Managing Member. The promissory note was due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. At May 31, 2015, this note has been paid in full.

In July and August 2014, the Company issued promissory notes to Sterling National bank totaling $625,000. These notes bear interest at eighteen percent (18%) per annum and were due upon demand. At May 31, 2015, these notes and interest of $7,277 have been paid in full.

In August 2014, the Company issued a twelve percent (12%) interest bearing promissory note in the amount of $150,000 to a brother of a former employee, Vice Chairman, President and Secretary of the Company. The promissory note is due upon demand. The Company issued 15,000 common stock shares to the note holder as additional consideration. At May 31, 2015, this note has been paid in full.

On September 2, 2014, the Company issued a promissory note in the amount of $125,000 to a company of which a former director and shareholder of the Company is a Managing Member. The promissory note is due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. At May 31, 2015, this note has been paid in full.

On September 15, 2014, the Company issued a promissory note in the amount of $50,000 to a company of which a former director and shareholder of the Company is a Managing Member. The promissory note is due upon demand. The Company issued 2,500 common stock shares to the note holder as additional consideration. At May 31, 2015, this note has been paid in full.

As a result of the 54,500 common stock shares issued as additional consideration above, the Company recorded at the time of issuance a debt discount of $89,706. Since these notes are due on demand, the debt discount was fully amortized at the time of issuance.

On December 16, 2014, the Company issued a promissory note to Sterling National bank in the amount of $250,000. The note bears interest at eighteen (18%) per annum and originally had a maturity date of March 31, 2015 that has subsequently been modified to have no maturity date. Through May 31, 2015, the Company had repaid principal of $198,402 leaving $51,598 outstanding.

As of May 31, 2015, twelve (12) Initio promissory note holders converted an aggregate principal amount of $3,056,030 and interest of $302,361 into: (i) 3,358,391 common stock shares (at the rate of $1.00 per share), and (ii) warrants to purchase 3,694,230 common stock shares at $1.25 per share, exercisable for ten (10) years from the date of conversion (See Note 6 – Promissory Notes). From this conversion, 2,065,379 common stock shares and 2,271,918 warrants were issued on November 30, 2014, 1,225,066 common stock shares and 1,347,572 warrants were issued on January 2, 2015 and, 67,946 common stock shares and 74,740 warrants were issued on May 12, 2015.

Promissory notes – long-term:

Staffing 360 Solutions (UK): Pursuant to the purchase of Staffing 360 Solutions (UK) (“Staffing (UK)”), the Company executed and delivered three (3) year promissory notes (“Initio Promissory Notes”) in the aggregate principal amount of $3,964,949 to the shareholders of Staffing (UK). The Initio Promissory Notes bear interest at the rate of six percent (6%) per annum and amortize straight line over five (5) years. As of May 31, 2015, the Company has paid $708,890 in principal ($360,824 during the year ended May 31, 2015 and $348,066 during the fiscal year ended May 31, 2014). As of May 31, 2015, eleven (12) Initio promissory note holders converted an aggregate principal amount of $3,056,030 and interest of $302,361 into: (i) 3,358,391 common stock shares (at the rate of $1.00 per share), and (ii) warrants to purchase 3,694,230 common stock shares at $1.25 per share, exercisable for ten (10) years from the date of conversion (See Note 6 – Promissory Notes). From this conversion, 2,065,379 common stock shares and 2,271,918 warrants were issued on November 30, 2014, 1,225,066 common stock shares and 1,347,572 warrants were issued on January 2, 2015 and, 67,946 common stock shares and 74,740 warrants were issued on May 12, 2015.

The remaining principal balance outstanding is $199,552. During the fiscal year ended May 31, 2015, the Company recorded $110,416 of interest expense and paid accrued interest totaling $94,433.

The future payments related to the Initio Promissory Notes are as follows:

Year ended May 31,	Amount
2016	$55,689
2017	143,831
Total	$199,520

Brendan Flood, a related party and the Company’s Executive Chairman, was a shareholder of Staffing (UK), and was issued a three (3) year promissory note. Mr. Flood’s portion of the $3,964,949 aggregate principal amount totaled $2,064,880. Mr. Flood was paid $378,561 in principal and $98,290 in interest since inception through November 30, 2014. On November 30, 2014, Mr. Flood converted the remaining promissory note principal, $1,720,733, and interest through maturity of $170,248, into (i) 1,890,981 common stock shares, at the rate of $1.00 per share, and (ii) warrants to purchase 2,080,080 common stock shares at the price of $1.25 per share, exercisable for ten (10) years from the date of conversion. This conversion satisfied his note in full as of November 30, 2014.

Matt Briand, a related party and the Company’s Chief Executive Officer and President, was a shareholder of Staffing (UK) and was issued a three (3) year promissory note. Mr. Briand’s portion of the $3,964,949 aggregate principal amount totaled $1,115,144. Mr. Briand was paid $204,443 in principal and $52,987 in interest since inception through November 30, 2014. On November 30, 2014, Mr. Briand converted the remaining Promissory note principal, $929,287, and interest through maturity, $91,943, into (i) 1,021,230 common stock shares, at the rate of $1.00 per share, and (ii) warrants to purchase 1,123,353 common stock shares at the price of $1.25 per share, exercisable for ten (10) years from the date of conversion. The conversion was effective as of November 30, 2014 with the common stock shares and warrants being issued on January 2, 2015. This conversion satisfied his note in full as of January 2, 2015.

Promissory note - PS: Pursuant to the purchase of PSI and PRS, the Company executed and delivered to the seller a three (3) year promissory note (“PS Promissory Note”) in the principal amount of $2,367,466. The seller continues serving as President and Chief Executive of PSI and PRS. The PS Promissory Note bears interest at the rate of six percent (6%) per annum and is amortized straight line over five (5) years. As of May 31, 2015, the Company has paid $789,155 in principal. The remaining principal balance is $1,578,311.

Year ended May 31,	Amount
2016	$789,155
2017	789,156
Total	$1,578,311

For the fiscal year ended May 31, 2015 and 2014, the Company’s interest expense for long-term notes amounted to $123,832 and $0, respectively. As of May 31, 2015 and 2014, accrued and unpaid interest under the long-term notes amounted to $123,832 and $5,448, respectively, and are included in Interest Payable – long-term.

Promissory note – Midcap Financial Trust – Term Loan: On April 8, 2015, the Company entered in to a four (4) year Term Loan agreement with Midcap Financial Trust in the amount of $3,000,000. The principal balance is payable in full on the April 8, 2019. This loan bears interest at 9.0% plus LIBOR, with a LIBOR floor of 1.0% per annum.

Through May 31, 2015, the Company has repaid principal and accrued interest of $62,500 and $19,667, respectively. At May 31, 2015, the remaining principal balance was $2,937,500. For the year ended May 31, 2015, interest expense related to the Term Loan amounted to $43,646. As of May 31, 2015 and 2014, accrued interest amounted to $18,756 and $0, respectively, and is included in Accounts Payable and Accrued Expenses.

Year ended May 31,	Amount
2016	$750,000
2017	750,000
2018	750,000
2019	687,500
Total	$2,937,500

Promissory note – Midcap Financial Trust – Additional Term Loan: The Term Loan provides for an Additional Term Loan of up to $1,350,000 bearing interest at 4.0% plus LIBOR, with a LIBOR floor of 1.0% per annum, provided, that the Additional Term Loan shall be limited to an amount equal to five percent (5.0%) of each $1,000,000 of the aggregate net amount of the Eligible Accounts (as such term is defined in the S360 Credit Agreement) minus the amount of any reserves and/or adjustments provided for in the S360 Credit Agreement. The outstanding principal balance of the Additional Term Loan shall be payable in full on the April 8, 2019.

At May 31, 2015, the outstanding balance is $700,000. For the year ended May 31, 2015, interest expense related to the Additional Term Loan amounted to $2,139, of which $2,139 has been repaid. As of May 31, 2015 and 2014, accrued interest amounted to $0 and $0, respectively.

Year ended May 31,	Amount
2016	$-
2017	-
2018	-
2019	700,000
Total	$700,000

MidCap Warrant:In addition to the Midcap Financial Trust Term Loan and Additional Term Loan, the Company issued to MidCap a warrant to purchase 120,000 unregistered shares of the Company’s common stock, par value $0.00001, with an exercise price of $1.25. The warrant is exercisable for a term of four (4) years and contains customary stock-based anti-dilution protection provisions and piggyback registration rights for the holders thereof.

NOTE 7 – BONDS – SERIES A

Bonds – Series A consisted of the following:

	May 31,
	2015	2014

Beginning Balance	$2,998,500	$-
Proceeds	1,060,000	2,998,500
Payments	(355,000)	-
Debt discount for restricted stock and beneficial conversion – net of accumulated amortization of $2,545,445 and $369,334, respectively	-	(1,498,840)
Conversions	(3,528,500)	-
Bonds – Series A, net	$175,000	$1,499,660

From April 17, 2014 through May 31, 2014, the Company completed multiple closings of its best efforts private offering (“Bond Financing”) of twelve percent (12%) Convertible Bonds (“Convertible Bonds”) with various accredited investors (“Bond Purchasers”). Pursuant to purchase agreements with each of the Bond Purchasers (“Bond Agreements”), the Company issued Convertible Bonds in the aggregate of $2,998,500. On or prior to the maturity date, October 15, 2014, of each of the Convertible Bonds, the Bond Purchasers must notify the Company whether the payment for the Convertible Bond was to be in cash or in comparably valued common stock. If no preference notification was delivered by the Bond Purchasers, the Company could make the determination. The Bond Purchasers may elect to convert the Convertible Bonds, including all unpaid coupon payments, at any time prior to the maturity date, into common stock shares, at a conversion price of $1.50 per share.

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

From June 1, 2014 through July 29, 2014, the Company issued additional Convertible Bonds in the aggregate of $1,060,000.

Each Bond Purchaser received additional equity consideration of 5,000 common stock shares for each $50,000 investment. Accordingly, the Company issued an aggregate of 106,000 common stock shares to the Bond Purchasers and recorded a debt discount of $174,142 and beneficial conversion of $503,342. For the fiscal year ended May 31, 2015, the Company recorded amortization totaling $2,176,325 and $0, respectively.

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

On October 15, 2014, the Company agreed with the remaining ten (10) bond holders to extend the maturity date of the outstanding Convertible Bonds, $530,000 in principal and $26,765 in accrued interest. In addition, the Company accelerated the remaining interest expense and recorded $23,698 of interest expense as part of the restructuring. Eight (8) of these bond holders totaling $430,000 in principal agreed to extend the maturity to April 15, 2015 in exchange for 45,126 common stock shares, valued at $62,725. The remaining two (2) bond holders totaling $100,000 in principal and $7,430 in accrued interest were repaid in full on December 11, 2014.

On May 11, 2015, the Company agreed with three (3) of the remaining ten (10) bond holders to extend the maturity date of the outstanding Convertible Bonds, $175,000 in principal and $16,110 in accrued interest. The three (3) remaining bond holders agreed to extend the maturity to October 15, 2015 in exchange for 73,814 common stock shares, valued at $47,978. The remaining seven (7) bond holders totaling $255,000 in principal and $285,722 in accrued interest were repaid in full in May 2015.

At May 31, 2015, net of debt discount and beneficial conversion of $0, the remaining balance is $175,000.

For the year ended May 31, 2015, interest expense related to the Bond Financing amounted to $201,700. As of May 31, 2015 and 2014, accrued interest under the Bond Financing amounted to $18,756 and $33,980, respectively, and are included in Accounts payable and Accrued expenses.

NOTE 8 – BONDS – SERIES B

Bonds – Series B consisted of the following:

	May 31,
	2015	2014

Beginning Balance	$-	$-
Proceeds	981,500	-
Debt discount for restricted stock and beneficial conversion – net of accumulated amortization of $153,793 and $0, respectively	(70,101)	-
Bonds – Series B, net	$911,399	$-

From October 3, 2014 through November 24, 2014, the Company completed multiple closings of its best efforts private offering of twelve percent (12%) Series B Convertible Bonds (“Series B Bonds”) with certain accredited investors (“Bond Purchasers”). Pursuant to purchase agreements with each of the Bond Purchasers (“Bond Agreements”), the Company issued Convertible Bonds in the aggregate of $981,500 to twenty-one (21) accredited investors. On or prior to the Maturity Date, September 30, 2015, the holder must notify the Company whether the repayment will be made in cash or in common stock shares of the Company. At the maturity date, if the Series B Bond will be repaid in common stock shares, then the Series B Bond shall be repaid in common stock shares as follows: (i) in the event the Company’s common stock shares are trading at $2.67 or higher based on a 10-Day VWAP immediately prior to the Maturity Date, then the repayment conversion price shall be set at $2.00 per share, or (ii) in the event the Company’s common stock shares are trading below $2.67 based on a 10-Day VWAP, then the repayment conversion price shall be set at a twenty-five percent (25%) discount to the 10-Day VWAP calculated immediately prior to the Maturity Date, provided however, that in no event will the repayment conversion price be less than $1.50. The holders may elect to convert the Series B Bonds, including all unpaid coupon payments, at any time prior to the Maturity Date into common stock shares at a conversion price of $2.00 per share.

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

In addition to the Series B Bonds, each holder received 5,000 common stock shares (“Equity Consideration”) for each $50,000 principal amount of Series B Bond investment. Accordingly, the Company issued an aggregate of 98,150 common stock shares to the holders. As a result, the Company recorded a debt discount of $123,505 and amortization of $50,522. The Company also recorded a beneficial conversion of $100,389 and amortization of $42,998. At May 31, 2015, the principal amount outstanding is 981,500. Net of the remaining debt discount and beneficial conversion of $70,101, the remaining loan balance is $911,399.

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

For the year ended May 31, 2015, interest expense associated with the Series B Bonds was $73,933. In February and April 2015, the Company paid $25,207 and $29,042 in accrued interest, respectively. As of May 31, 2015, accrued interest under the Series B Bond was $19,684 and is included in Accounts payable and Accrued expenses.

NOTE 9 - RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

During fiscal years ended May 31, 2015 and 2014, the Company incurred $325,000 and $60,000, respectively in consulting fees to Trilogy Capital Partners, Inc. (“Trilogy”). The Company’s former employee, Vice Chairman, President and Secretary, is the majority owner of Trilogy. Effective December 31, 2014, he voluntarily resigned from his positions with the Company and subsidiaries.  The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300,000, in equal monthly installments; and (b) issue to Trilogy 250,000 common stock shares on or before January 30, 2015; and (c) grant to Trilogy 25,000 common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015. Currently, the Company has no intention to renew. At May 31, 2015, the Company has $175,000 accrued in Accounts payable and Accrued expenses – Related parties account.

During fiscal years ended May 31, 2015 and 2014, the Company incurred $0 and $90,000, respectively, in consulting fees to a founder of the Company. This contract was mutually discontinued on December 31, 2013.

During fiscal years ended May 31, 2015 and 2014, the Company incurred $44,674 and $135,000, respectively, in consulting fees to Grandview Capital Partners, Inc. (“Grandview”). The Company’s former Chairman and Chief Financial Officer, is the majority owner of Grandview. This agreement expired in September 2014. At May 31, 2015, the Company has $0 in Accounts payable and Accrued expenses – Related parties account.

During fiscal years ended May 31, 2015 and 2014, the Company incurred $30,000 and $30,000, respectively, in board of director fees to Dimitri Villard. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. During the fiscal years ended May 31, 2015 and 2014, the Company incurred $20,000 and $0, respectively to Mr. Villard for his role as Chairman of the Corporate Governance and Nominating Committee. In addition, during fiscal 2015, Mr. Villard has received 85,000 common stock shares valued at $65,893 for his service on the board of directors (30,000 common stock shares) and on various committees (55,000 common stock shares). Mr. Villard was also granted 25,000 stock options with an exercise price of $1.00 per share, and exercisable for a period often (10) years from the date of grant, of which 5,000 options vest immediately and are valued at $1,438. Additionally, the Company paid Mr. Villard $10,000 in advisory fees from January 1, 2014 through April 30, 2014. At May 31, 2015, the Company has $0 accrued in Accounts payable and Accrued expenses – Related parties account.

During fiscal years ended May 31, 2015 and 2014, the Company incurred $47,500 and $30,000, respectively in board of director fees to Robert Mayer. Additionally, the Company paid Mr. Mayer $10,000 in advisory fees from January 1, 2014 through April 30, 2014. In addition, during fiscal 2015, Mr. Mayer has received 67,500 common stock shares valued at $59,312 for his services on the board of directors (30,000 common stock shares) and on various committees (20,000 common stock shares) and additional consideration (17,500 common stock shares). Mr. Mayer was also granted 25,000 stock options with an exercise price of $1.00 per share, and exercisable for a period of ten (10) years from the date of grant, of which 5,000 options vest immediately and are valued at $1,438. The additional 20,000 common stock options expired on May 8, 2015, the date that Mr. Mayer submitted his resignation to the board of directors from his position as Director. At May 31, 2015, the Company has $0 accrued in Accounts payable and Accrued expenses – Related parties account.

During fiscal years ended May 31, 2015 and 2014, the Company incurred $30,000 and $10,000, respectively, in board of director fees to Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. During the fiscal years ended May 31, 2015 and 2014, the Company incurred $20,000 and $6,667, respectively to Mr. Grout for his role as Chairman of the Compensation Committee. In addition, Mr. Grout received 50,000 common stock shares valued at $47,412 for his service on the board of directors (30,000 common stock shares) and on various committees (20,000 common stock shares). Mr. Grout was also granted 25,000 stock options with an exercise price of $1.00 per share, and exercisable for a period of ten (10) years from the date of grant, of which 5,000 options vest immediately and are valued at $1,438. At May 31, 2015, the Company has $0 accrued in Accounts payable and Accrued expenses – Related parties account.

During fiscal years ended May 31, 2015 and 2014, the Company incurred $30,000 and $1,250, respectively in board of director fees to Nick Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee. In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. During the fiscal years ended May 31, 2015 and 2014, the Company incurred $20,000 and $0, respectively to Mr. Florio for his role as Chairman of the Audit Committee. For his role as Chairman of the Restructuring Committee, Mr. Florio received 50,000 common stock shares valued $63,500. In addition, Mr. Florio received 50,000 common stock shares valued at $47,412 for his services on the board of directors (30,000 common stock shares) and on various committees (20,000 common stock shares). Mr. Florio was also granted 25,000 stock options with an exercise price of $1.00 per share, and exercisable for a period of ten (10) years from the date of grant, of which 5,000 options vest immediately and are valued at $1,438. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. At May 31, 2015, the Company has accrued $0 in Accounts payable and Accrued expenses – Related parties account.

NOTE 10 – ACCOUNTS RECEIVABLE FINANCING

In May 2013 and November 2013, respectively, Cyber 360 and CSI, both wholly owned subsidiaries of the Company, entered into financing services agreements by which they assign accounts receivable to fund working capital with Sterling National Bank (“Sterling”). Pursuant to these agreements, Sterling may advance up to ninety percent (90%) of the face value of eligible accounts receivable.  The borrowings carry interest at a rate of .025% per day, or nine percent (9.0%) per annum, from the date of the advance until the date of repayment.  There is no ending date to the agreement, only a closing fee of $500 upon termination. Effective February 27, 2015, Cyber 360 provided 60-day notice of cancellation of their portion of this financing services agreement.

In February 2014, Staffing U.K. entered into an agreement with ABN AMRO Commercial Finance PLC under which it borrows money against open accounts receivable. Under this agreement, the Borrower receives advances of up to ninety percent (90%) on temporary placements and seventy-five percent (75%) on permanent placements of the face value of eligible receivables.  This was a consolidation of the agreement already in place since July 2011, to take into account the purchase of business assets of Poolia. The borrowings carry interest at a rate of two and one-half percent (2.50%) above the Sterling Libor rate of three and nine tenths’ percent (3.90%).  The Aggregate Limit is £1,250,000 Sterling, which is cross guaranteed by all of the U.K. subsidiaries and backed by all of the assets of the U.K. entities. At the same time, a term loan agreement was entered into with ABN AMRO Commercial Finance PLC, in order to partially fund the Poolia Acquisition. The amount was £200,000 Sterling, balance outstanding at May 31, 2015 is £83,338 Sterling, monthly payments of £8,333 Sterling, bearing interest at three and one half percent (3.5%) over base, which is one half percent (0.5%) at May 31, 2015, and term of two (2) years. The term loan is secured by a personal guarantee from the Executive Chairman.

Effective November 1, 2012, the Company’s subsidiary, Monroe entered into a $14,000,000 line of credit (“Credit and Security Agreement”) with Wells Fargo Bank, NA. The Credit and Security Agreement was subject to accounts receivable limitations with interest at one (1) month Libor plus five percent (5.0%) on the greater of $5,000,000 or the actual loan balance outstanding, and expired on October 31, 2015. The Credit and Security Agreement was subject to an annual facility fee, certain covenants and was secured by all of the assets of Monroe. The covenants were as follows:

•	The Company’s Working Capital Ratio shall at all times be not less than 1:1 measured on a quarterly basis;
•	The Company’s Cash Flow shall at all times be positive, as measured on a quarterly cumulative basis;
•	The Company shall not make any loans, advances or transfers to any subsidiary or affiliate other than transactions in the ordinary course of business.

In March 2014, Monroe received a one-time waiver relating to the working capital ratio for the quarterly period ended December 31, 2013. Subsequently, Monroe maintained full compliance with all Wells Fargo covenants.

Effective July 25, 2014, the Company joined with its subsidiaries, Monroe, PSI and PRS, (collectively the “Borrowers”) in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, NA. This Credit Facility increased the line of credit amount from $14,000,000 to $15,000,000 and modified the covenants to permit, with certain limitations, the transfer of funds amongst the Borrowers. All other terms and conditions remained unchanged.

On April 8, 2015, the Company effectively cancelled the Wells Fargo Credit Facility. Associated with this cancellation, the Company paid an early termination fee of $100,000. The effective rate at May 31, 2014 was five and fifteen one hundredths percent (5.15%). At May 31, 2015 and 2014, the balance outstanding under this Credit Facility was zero and $10,798,713 respectively.

On April 8, 2015, Monroe and PSI, each a wholly owned subsidiary of Staffing 360 Solutions, Inc., entered into a $22.0 million revolving loan facility with MidCap Funding X Trust (“MidCap”), with the option to increase the amount to up to $47.0 million. The revolving loan’s term is four (4) years. The interest rate is four percent (4.0%) plus LIBOR, with a LIBOR floor of one percent (1.0%) per annum. The Company may prepay all or any portion of the balance at any time subject to a prepayment premium of: (i) two percent (2.0%) if prepaid in the first year of the Loan; and (ii) one percent (1.0%) if prepaid thereafter. This loan is secured by a first priority lien in favor of MidCap on all of the Company’s assets. The Company entered into customary pledge and guaranty agreements to evidence the security interest in favor of MidCap.

The facility provides events of default including: (i) failure to make payment of principal or interest on any MidCap loans when required, (ii) failure to perform obligations under the facility and related documents, (iii) not paying its debts as such debts become due and similar insolvency matters, and (iv) material adverse changes to the Company (subject to a 10-day notice and cure period). Upon an event of default, the Company’s obligations under the credit facility may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, facility will bear interest at a rate equal to the lesser of: (i) three percent (3.0%) above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default; and (ii) the maximum rate allowable under law.

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect their intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of their organizational documents.

On April 8, 2015, PRS entered into a $3.0 million revolving loan facility with MidCap. The Company holds a 49% equity interest in PRS. The revolving loan’s term is a four (4) years. The interest rate is four percent (4.0%) plus LIBOR, with a LIBOR floor of one percent (1.0%) per annum. The Company may prepay all or any portion of the balance at any time subject to a prepayment premium of: (i) two percent (2.0%) if prepaid in the first year of the Loan; and (ii) one percent (1.0%) if prepaid thereafter. This loan is secured by a first priority lien in favor of MidCap on all of the Company’s assets. The Company entered into customary pledge and guaranty agreements to evidence the security interest in favor of MidCap.

The facility provides events of default including: (i) failure to make payment of principal or interest on any MidCap loans when required, and (ii) failure to perform obligations under the facility and related documents, and (iii) not paying its debts as such debts become due and similar insolvency matters. Upon an event of default, the obligations under the facility may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the obligations under the facility will bear interest at a rate equal to three percent (3.0%) above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default.

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly and annual financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect their intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) amend any of its organizational documents, (iv) except for certain permitted acquisitions, acquire any significant assets other than in the course of ordinary business, or (v) assume certain additional senior debt.

At May 31, 2015, the Accounts Receivable Financing balance was $13,015,618.

NOTE 11 – STOCKHOLDERS’ EQUITY

On May 7, 2013, the Company increased the number of common stock shares from 75,000,000 to 200,000,000 and authorized the creation of 20,000,000 shares of Blank Check Preferred Stock, par value $0.00001 per share with such designations, rights and preferences as may be determined from time to time by the board of directors.

On May 29, 2015, the Company filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock with the Nevada Secretary of State, whereby the Company designated 1,663,008 shares of Preferred Stock as Series A Preferred Stock, par value $0.00001 per share. The Series A Preferred Stock has a stated value of $1.00 per share and pays a twelve percent (12%) dividend.

As of May 31, 2015, 2014 and 2013, the Company has issued and outstanding 43,688,120, 32,950,537 and 12,288,138 common stock shares, respectively.

The issuance of 20,662,399 common stock shares during the year ended May 31, 2014 is summarized below:

	Number of Common Stock Shares	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued pursuant to 2013 private placement offering	627,783	$565,000	$0.90
Shares issued pursuant to 2014 private placement offering	10,000,000	10,000,000	1.00
Shares issued to consultants	831,055	1,025,379	0.875 – 2.06
Shares issued for conversion of accounts payable	115,408	100,982	0.875
Shares issued for conversion of convertible notes payable	111,111	50,000	0.45
Shares issued in connection with convertible notes	413,750	297,047	0.72
Shares issued in connection with accrued interest related to convertible notes	9,498	4,275	0.45
Shares issued in connection with promissory notes	85,000	61,026	0.72
Shares issued to board of directors	121,250	111,612	0.45 – 2.04
Shares issued to audit committee	2,083	4,098	1.92 – 1.98
Shares issued to compensation committee	4,996	9,075	0.875 – 2.04
Shares issued to corporate governance and nominating committee	4,582	8,193	0.875 – 2.04
Shares issued to employees	90,000	113,500	0.875 – 1.97
Shares issued pursuant to acquisitions	4,560,067	5 ,179,429	0.875 – 1.93
Shares issued to private placement agents	1,338,922	786,208	0.875 – 2.00
Shares issued in connection with convertible bonds	299,850	488,177	1.63
Shares issued in connection with bridge loans	320,000	442,034	1.38
Shares issued for conversion of convertible promissory notes	1,655,000	1,655,000	1.00
Shares issued for conversion of accrued interest related to convertible promissory notes	72,044	72,044	1.00

The issuance of 10,737,583 common stock shares during the year ended May 31, 2015 is summarized below:

	Number of Common Stock Shares	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued to consultants	232,500	$215,000	$0.62-1.92
Shares issued for conversion of convertible notes payable	400,000	600,000	1.50
Shares issued in connection with accrued interest on convertible notes	7,912	11,868	1.50
Shares issued in connection with convertible notes	84,500	123,345	0.69
Shares issued in connection with amendment of convertible notes	26,036	16,923	0.65
Shares issued in connection with Series A convertible bonds	106,000	174,142	0.61
Shares issued in connection with amendment of Series A convertible bonds	92,904	93,781	0.65-1.39
Shares issued in connection with Series B convertible bonds	98,150	123,505	1.26
Shares issued to board and committees members	302,500	283,530	0.30-1.95
Shares issued as interest on debt	432,820	309,240	0.28-1.85
Shares issued to private placement agent	16,509	27,832	0.85-1.95
Shares issued in connection with conversion of accounts payable	236,624	215,674	0.84-1.73
Shares issued in connection with conversion of Initio promissory notes	3,056,030	2,290,210	0.65-0.7501
Shares issued in connection with conversion of accrued interest and interest expense associated with Initio promissory notes	302,361	226,189	0.65-0.7501
Shares issued for conversion of Series A bonds	3,709,687	3,709,655	1.00
Shares issued for conversion of Earn-out liability	1,134,050	340,215	0.30
Shares issued in connection with settlement agreement	275,000	255,750	0.93
Shares issued as a bonus	224,000	188,160	0.84

 Convertible Preferred Shares

On May 29, 2015, the Company designated 1,663,008 shares of Preferred Stock as Series A Preferred Stock, par value $0.00001 per share. The Series A Preferred Stock has a stated value of $1.00 per share along with a twelve percent (12%) annual dividend payable monthly. Shares of the Series A Preferred Stock are convertible into shares of Common Stock at the holder’s election at any time prior to December 31, 2018 (“the Redemption Date”), at a conversion rate of one and three tenths (1.3) shares of Common Stock for every one share of Series A Preferred Stock that the Holder elects to convert. Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights.

In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive out of the assets of the Company legally available for distribution, prior to and in preference to distributions to the holders of the Company’s common stock, par value $0.00001 per share or classes and series of securities of the Company which by their terms do not rank senior to the Series A Preferred Stock, and either in preference to or pari passu with the holders of any other series of Preferred Stock that may be issued in the future that is expressly made senior or pari passu, as the case may be, an amount equal to the Stated Value of the Series A Preferred Stock less any dividends previously paid out on the Series A Preferred Stock.

The holders will be entitled to receive cash dividends at the rate of twelve percent (12%) of the Stated Value per annum, payable monthly in cash, prior to and in preference to any declaration or payment of any dividend on the Common Stock. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not declare, pay or set apart for payment any dividend on any shares of Common Stock, unless at the time of such dividend the Company shall have paid all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock.

The Certificate of Designation filed on May 29, 2015, designating the Series A Preferred Stock, was filed in connection with the Company’s issuance of an aggregate of 1,663,008 shares of Series A Preferred Stock to Brendan Flood and Matthew Briand for the conversion of the Gross Profit Appreciation Bonus associated with their employment agreements. The Certificate of Designation was approved and related issuances were ratified by the Company’s board of directors and compensation committee on May 29, 2015.

Commencing on December 31, 2018 (“Redemption Date”), the Company shall redeem all of the shares of Series A Preferred Stock of each Holder, for cash or for shares of Common Stock in the Company’s sole discretion. If the Redemption Purchase Price is paid in shares of Common Stock, the holders shall initially receive one and three tenths (1.3) shares of Common Stock for each $1.00 of the Redemption Purchase Price. If the Redemption Purchase Price is paid in cash, the redemption price paid to each Holder shall be equal to the Stated Value for each share of Series A Preferred Stock, multiplied by the number of shares of Series A Preferred Stock held by such Holder, less the aggregate amount of dividends paid to such Holder through the Redemption Date.

As of May 31, 2015, the Company has issued and outstanding 1,663,008 Preferred Stock shares and accrued dividends totaling $49,890.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the common stock shares issued to shareholders at May 31, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.25 - $2.00	12,459,029	4.07	$1.76	12,459,029	$1.76

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2013	583,338	$1.80
Issued	6,177,427	1.82
Exercised	-	-
Expired	-	-
Outstanding at May 31, 2014	6,760,765	$1.97
Issued	5,698,264	1.50
Exercised	-	-
Expired	-	-
Outstanding at May 31, 2015	12,459,029	$1.76

Stock Options

2014 Equity Plan - On April 30, 2014, the board of directors adopted the 2014 Equity Plan (“Plan”). Under the Plan, the Company may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. Through May 31, 2014, a maximum of 1,500,000 common stock shares had been reserved for issuance under this plan. In July 2014, the Company increased the number of options to be issued to 2,500,000. The Plan expires on April 30, 2024. The board of directors will administer the plan unless and until the board of directors delegates administration to a committee, consisting of two (2) or more outside directors, as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. On April 30, 2014, the board of directors delegated the authority to administer the Plan to the combination of the Company’s Executive Chairman and President. They have the power to determine which persons who are eligible under the Plan will be granted option awards, when and how each option award will be granted, and the provisions and terms of each option award. With the resignation of the Company’s President, this delegated authority to the Executive Chairman and President has reverted back to the Company’s Compensation Committee.

On December 8, 2014, the Company modified the exercise price on its unvested 1,380,000 options from an exercise price of $2.00 per share to $1.00 per share. The Company will amortize the modification expense of $104,759 over the remaining vesting term of the stock options.

During the fiscal years ended May 31, 2015 and 2014, the Company recorded share-based payment expense of $263,048 and $198,974, respectively, in connection with all options outstanding. The amortization of share-based payment was recorded in Salaries and Wages expense during fiscal 2015.

Through May 31, 2015, the Company had granted 2,425,000 options to purchase common stock with an exercise price of $2.00 per share and 950,000 options to purchase common stock with an exercise price of $1.00 per share. On December 31, 2014, the Company modified the exercise price on its unvested 1,380,000 options from an exercise price of $2.00 per share to $1.00 per share. There are 750,000 options with an exercisable term of five (5) years and all others have an exercisable term of ten (10) years. The vested options were 1,730,000.

The fair value of Stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$1.00 - $2.00
Market price at date of grant:	$0.30 - $1.99
Volatility:	50.57% - 141.29%
Expected dividend rate:	0
Expected terms (years):	5 - 10
Risk-free interest rate:	1.45% - 2.77%

A summary of the activity during the fiscal year ended May 31, 2015 of the Company’s 2014 Equity Plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 1, 2013	-	$-	$-
Granted	1,900,000	2.00	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding at May 31, 2014	1,900,000	$2.00	$-
Granted	1,475,000	1.72	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Decrease in weighted average exercise price due to modification (1)	-	$(0.41)	-
Outstanding at May 31, 2015	3,337,000	$1.31	$-

(1)	On December 8, 2014, the Company modified the exercise price on its unvested 1,380,000 options from an exercise price of $2.00 per share to $1.00 per share.

The total compensation cost related to options not yet amortized is $1,066,522 at May 31, 2015. The Company will recognize this charge over the next forty-five (45) months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On February 24, 2013, the Company entered into an employment agreement with Darren Minton (“Minton Employment Agreement”), to serve as a Senior Vice President of the Company.   Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. Mr. Minton is also entitled to receive as additional compensation 20,000 common stock shares. On February 24, 2014, the Company entered into a new employment agreement with Mr. Minton to serve as Executive Vice President of the Company. Pursuant to the terms of the Minton Employment Agreement, the Company agreed to pay Mr. Minton $180,000 annually. Mr. Minton received an additional grant of 20,000 common stock shares. The employment agreement has a term of eighteen (18) months. In addition, the Company may terminate the Employment Agreement after four (4) months with 30-days’ notice.

On November 4, 2013, in connection with the CSI Acquisition, the Company entered into a four (4) year employment agreement with Simon Dealy (“Dealy Employment Agreement”), to serve as Sr. Vice President of the Company and as Chief Executive Officer of CSI, the Company’s professional services and consulting division.  Pursuant to the terms of the Dealy Employment Agreement, the parties agreed that Mr. Dealy will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Dealy will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Dealy is also entitled to an annual base commission equal to two percent (2%) of the gross profit of professional services and consulting division. In addition, Mr. Dealy will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the CSI gross profit exceeds $2,200,000. The Dealy Employment Agreement will automatically renew for successive one (1) year terms following the completion of the initial four (4) year term of the agreement unless terminated by the Company or Mr. Dealy ninety (90) days prior to the end of such term.

On November 4, 2013, in connection with the CSI Acquisition, the Company entered into a four (4) year employment agreement with Margaret Gesualdi (“Gesualdi Employment Agreement”), to serve as Vice President of the Company and as Mid-Atlantic Region Managing Partner of CSI, the Company’s professional services and consulting division.  Pursuant to the Gesualdi Employment Agreement, the parties agreed that Ms. Gesualdi will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Ms. Gesualdi will receive a salary of $190,000 annually, plus reasonable expenses. Ms. Gesualdi is also entitled to an annual base commission equal to two percent (2%) of the “employee attributable gross profit” of the professional services and consulting division. In addition, Ms. Gesualdi will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the employee attributable gross profit exceeds $750,000. The Gesualdi Employment Agreement will automatically renew for successive one (1) year terms following the completion of the initial (4) four year term of the agreement unless terminated by the Company or Ms. Gesualdi ninety (90) days prior to the end of such term.

On November 4, 2013, in connection with the CSI Acquisition, the Company entered into a four (4) year employment agreement with Charlie Cooper (“Cooper Employment Agreement”), to serve as Vice President of the Company and as Chief Operating Officer of CSI, the Company’s professional services and consulting division.   Pursuant to the Cooper Employment Agreement, the parties agreed that Mr. Cooper will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Cooper will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Cooper is also entitled to an annual base commission equal to two percent (2%) of the gross profit of professional services and consulting division. In addition, Mr. Cooper will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the CSI gross profit exceeds $2,200,000. The Cooper Employment Agreement will automatically renew for successive one (1) year terms following the completion of the initial four (4) year term of the agreement unless terminated by the Company or Mr. Cooper ninety (90) days prior to the end of such term. On March 13, 2015, Mr. Cooper’s employment was terminated for cause.

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Brendan Flood (“Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the board of directors, as well as, Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192,000 (At May 31, 2015, the foreign currency year-to-date average exchange rate of 1.5865 makes this approximately $305,000) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index for All Urban Consumers for the Northeast Region as determined by the United States Department of Labor Bureau of Labor Statistics. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood is entitled to Gross Profit Appreciation Participation, which entitles the participants to ten (10%) of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of one hundred twenty percent (120%) of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level is sixty-two and one-half percent (62.5%). (See Note 16 – Subsequent Events). The Flood Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment.

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Matt Briand (“Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company, as well as, Chief Executive Officer of Monroe. Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Monroe. Mr. Briand will also be entitled to an annual bonus of up to fifty percent (50%) of his annual base salary based on reaching certain financial milestones. Additionally, Mr. Briand is entitled to Gross Profit Appreciation Participation, which entitles the participants to ten (10%) of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of one hundred twenty percent (120%) of the base year’s gross profit, up to $400,000. Mr. Briand’s participating level is thirty-seven and one-half percent (37.5%). (See Note 16 – Subsequent Events). The Briand Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment. On January 27, 2015, Mr. Briand was given the additional title of President.

On March 17, 2014, the Company entered into an employment agreement with Jeff R. Mitchell (“Mitchell Employment Agreement”). Pursuant to the Mitchell Employment Agreement, Mr. Mitchell will serve as Executive Vice President and Chief Financial Officer. Mr. Mitchell will receive an annual base salary $250,000, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his role with Staffing 360 Solutions, Inc. Mr. Mitchell will also be entitled to an annual bonus of up to fifty percent (50%) of his annual base salary based on reaching certain milestones. Mr. Mitchell will also receive a grant of 125,000 common stock shares, issuable as follows: (i) 50,000 common stock shares on June 1, 2014, and (ii) 25,000 common stock shares on each one (1) year anniversary thereafter. In addition, Mr. Mitchell is entitled to 150,000 stock options to purchase common stock to be issued under the Company’s Stock Option Plan, which such stock options shall vest as follows: (i) 30,000 on March 17, 2014, and (ii) 30,000 on each one (1) year anniversary thereafter. The initial vesting of stock options have an exercise price of $2.00 per share (all options thereafter will have an exercise price of $1.00 per share), and are exercisable for a period of ten (10) years from the date of grant. The Mitchell Employment Agreement has a term of three (3) years. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment.

On May 17, 2014, in connection with the PS Acquisition, the Company entered into an employment agreement with Linda Moraski (“Moraski PSI Employment Agreement”). Pursuant to the Moraski PSI Employment Agreement, Ms. Moraski will serve as President and Chief Executive Officer of PSI for a term of three (3) years, provided however such term shall automatically renew for one (1) year terms unless notice of non-renewal is provided at least one hundred eighty (180) days prior to such renewal. Ms. Moraski shall receive a base salary of $112,500 per year, which such base salary is subject to increase based on the Consumer Price Index (“CPI”). Further, Ms. Moraski will be entitled to receive an annual commission equal to the sum of (i) three percent (3%) of the Gross Profit of PSI for such fiscal year; plus (ii) two and one-half percent (2.5%) of the amount that Gross Profit of PSI for such fiscal year exceeds the Closing Gross Profit as defined in the Agreement. In addition, Ms. Moraski shall also be entitled to an annual bonus, certain benefits, and eligibility to participate in the Company’s stock incentive plan and certain expense reimbursements.

On May 17, 2014, in connection with the PS Acquisition, the Company entered into an employment agreement with Linda Moraski (“Moraski PRS Employment Agreement”). The terms of the Moraski PRS Employment Agreement are substantially similar to the Moraski PSI Employment Agreement, provided, however, under the Moraski PRS Employment Agreement, Ms. Moraski’s base salary is $37,500, subject to increase based on CPI. Ms. Moraski is not entitled to any commissions or bonuses pursuant to the Moraski PRS Employment Agreement.

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

Pursuant to the TRG Acquisition (See Note 14 - Acquisitions), the TRG Purchase Price includes cash payments to the TRG Shareholders for performance-based compensation equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing, not to exceed $1,500,000: (i) twenty percent (20%) of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn-Out Period; plus (ii) seven percent (7%) of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn-Out Period. At closing, the Company estimated the performance-based compensation was $1,192,000. During the fiscal years ended May 31, 2015 and 2014, the Company paid $111,375 and $254,575 towards the Earn-out liability. On February 27, 2015, the Company satisfied this liability in full by issuing 1,134,050 common stock shares as part of the sale of TRG with an effective date of January 1, 2015.

Pursuant to the CSI Acquisition (See Note 14 - Acquisitions), the CSI Purchase Price includes cash payment to the NCSI Shareholders for performance-based compensation equal to twenty percent (20%) of CSI’s and CCSI’s consolidated gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing not to exceed a total of $2,100,000.  At closing, the Company estimated the performance-based compensation would be $2,100,000. During the fiscal years ended May 31, 2015 and 2014, the Company paid $279,696 and $262,717, respectively, towards the Earn-out liability. At May 31, 2015 the remaining balance was $1,557,587.

Consulting Agreements

On July 19, 2012, the Company entered into a one (1) year consulting agreement for business development, business modeling and support services which was amended to a two (2) year agreement effective July 17, 2013.  The parties agreed that the consultant would be paid cash $5,000 monthly; plus $2,500 per month in the form of common stock. In November 2013, the Company engaged consultant to provide compliance support services for an initial $30,000 retainer fee. On January 30, 2014, the parties entered into a termination and final settlement agreement paying consultant a cash payment of $153,750 and 36,388 common stock shares.

On February 15, 2013, the Company entered into an advisory agreement whereby the advisor was to provide assistance and advice in seeking out a potential merger or acquisition partners/targets. The Company agreed to pay $10,000 per month for a period of eighteen (18) months and would increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company agreed to further compensate advisor as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. Advisor was to receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value. The Company’s former Chairman of the board of directors, Principal Financial Officer, and Treasurer is the majority shareholder of advisor. Advisor resigned from the board of directors and all officer positions as of January 3, 2014. This agreement was amended to continue through September 30, 2014. At May 31, all obligations under this agreement have been paid in full.

On February 15, 2013, the Company entered into an advisory agreement whereby advisor, a former employee, President and Board Member, would provide an investor awareness program designed to create financial market and investor awareness for the Company. The Company agreed to pay advisor $5,000 per month for a period of eighteen (18) months, which expired in October 2014. On November 13, 2014, the Company entered into a new Advisory Agreement, effective as of January 1, 2015, pursuant to which advisor may provide advisory services if requested by the Company for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay $300,000, in equal monthly installments of $25,000; and (b) grant 250,000 common stock shares on or before January 30, 2015; and (c) grant an additional 25,000 common stock shares valued at the last trade price at December 31, 2014, in complete settlement of any past due fees and costs owed. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015. The balance outstanding at May 31, 2015 is $175,000.

On February 14, 2013, the Company entered into a corporate services agreement whereby advisor would provide assistance and advice in identifying potential merger or acquisition targets and integrating such acquired business into the Company for a period of eighteen (18) months. Pursuant to the agreement, for any merger and acquisition transaction, the advisor would receive a fee between three percent (3%) and five percent (5%) of the transaction value. Advisor would also receive equity compensation in the amount of two percent (2%) of the outstanding common stock shares on the date of the first acquisition, and one percent (1%) of the outstanding common stock shares on the date of the second transaction. All common stock shares issued under the agreement shall have “piggyback” registration rights at the Company’s election and shall be included in any registration statement filed by the Company with the Securities and Exchange Commission. Upon the closing of the first transaction, the Company will pay a monthly retainer of $5,000 per month. The Company will also pay two percent (2%) of the revenue of the Company for administrative services rendered. The agreement may be terminated by either party upon ninety (90) days written notice. On April 26, 2013, the Company acquired TRG. As such, advisor was issued 175,734 common stock shares based on the terms of the agreement. In February 2014, the Company issued advisor an additional 150,000 common stock shares as full settlement and termination of the agreement. On March 1, 2014, the Company entered into a new twelve (12) month advisory agreement agreeing to pay $5,000 per month and performance-based fees. At May 31, 2015, the remaining unpaid balance is $60,000.

On February 15, 2013, the Company entered into an advisory agreement whereby advisor would provide the Company with advisory and consulting services in connection with the Company’s business operations. The Company agreed to pay $10,000 per month for a period of eighteen (18) months and would increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company and contemporaneous financing. The agreement could be terminated by the Company for cause. The majority shareholder of the advisor is a shareholder of the Company. The parties terminated the agreement effective December 31, 2013. At May 31, 2015, there are no amounts owed or outstanding.

On August 22, 2013, the Company entered into a twelve (12) month advisory agreement agreeing to pay $3,000 and 5,000 common stock shares per month for advisory services. Specifically, advisor was to provide support for business activities related to the Company’s consolidation model in the staffing industry. In addition, advisor was to provide business and financial advice and services. On January 1, 2014, the parties amended the agreement increasing the advisory fee to $13,000 per month. On April 1, 2014, the parties agreed to extend the term of the agreement to April 1, 2015 and discontinued the monthly equity consideration of 5,000 common stock shares which was replaced with a one-time issuance of 200,000 common stock shares. At May 31, 2015, the remaining balance is $143,000.

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

On February 28, 2015, the Company reviewed two (2) historical consulting contracts under which the consultants were to provide certain services including roadshows, aftermarket support, and awareness activity and advising management. The consultants had failed to perform or provide such services. Further, they did not respond to the Company’s requests or attempts to contact them. Therefore, the Company considers the contracts null and void and has reversed the remaining unpaid consulting accrual in the amount of $102,500, all of which had been previously expensed in the current fiscal year.

Directors Agreements

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. From July 1, 2012 to June 30, 2013, Mr. Villard served as a member of the board of directors and as an advisor for the Company. The Company agreed to pay Mr. Villard $45,000, consisting of: (i) $22,500 of common stock shares based on the value equal to fifty (50%) of the per share price of the common stock sold in the private placement financing, and (ii) $22,500 of cash to be paid in monthly payments of $1,875. This agreement expired on June 30, 2013, but was continued by the Company on a month to month basis. Effective July 1, 2013, Mr. Villard entered into a new agreement with the Company, to serve as a member of the board of directors for $30,000 annually, payable $2,500 per month. Additionally, Mr. Villard was awarded 2,500 common stock shares per month.  In addition, effective January 1, 2014, Mr. Villard entered into a separate advisory agreement (“Villard Advisory Agreement”) for a term of one year for $30,000 per year, payable $2,500 per month, and 30,000 common stock shares, issued at 2,500 common stock shares per month. In April 2014, the Villard Advisory Agreement was terminated. For his services as an advisor in 2014, Mr. Villard was paid $10,000 and was awarded 10,000 common stock shares. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. For his service as Chairman of the Corporate Governance and Nominating Committee, Mr. Villard will receive an annual payment of $20,000, payable $1,667 per month. In addition, Mr. Villard will receive 833 common stock shares per month (10,000 common stock shares annually). In May 2014, Mr. Villard was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Villard will receive 833 common stock shares per month (10,000 common stock shares annually) for each committee. In September 2014, Mr. Villard was appointed to serve on the Restructuring Committee. For his service on the Restructuring Committee, Mr. Villard received a one-time grant of 25,000 common stock shares.

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

In May 2014, the Company entered into an agreement with Nick Florio to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Florio will receive 2,500 common stock shares per month.  In addition, in May, 2014, Mr. Florio was named the Chairman of the Audit Committee. For his service as Chairman of the Audit Committee, Mr. Florio will receive an annual payment of $20,000, payable $1,667 per month. Mr. Florio will also receive 833 common stock shares per month (10,000 common stock shares annually). Mr. Florio was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Florio will receive 833 common stock shares per month (10,000 common stock shares annually). In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. For his service as Chairman of the Restructuring Committee, Mr. Florio received a one-time fee of 50,000 common stock shares. At the request of Mr. Florio, all cash payments and common stock issuances have been made in the name of Citrin Cooperman & Company, LLP.

Lease Obligations

The Company entered into multiple lease agreements for office space. The agreements require monthly rental payments through May 2020. Total minimum lease obligation approximate $394,752, $275,599, $136,416 and $299,130 for the years ended May 31, 2016, 2017, 2018 and beyond, respectively. For the fiscal year ended May 31, 2015 and 2014, rent expense amounted to $1,033,782 and $599,000, respectively.

Legal Proceedings

On May 22, 2014, NewCSI Inc. (“NCSI”), the former owners of CSI, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the CSI Stock Purchase Agreement dated August 14, 2013. NCSI claims that the Company breached a provision of the CSI Stock Purchase Agreement (“SPA § 2.7”) which required the Company to calculate within 90 days after December 31, 2013 and pay to NCSI fifty percent (50%) of certain “Deferred Tax Assets”. The Complaint sought payment of the amount allegedly owed under SPA § 2.7 and acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $1,400,000, less amounts paid to date, and attorneys’ fees. The Company responded denying the material allegations and interposing numerous affirmative defenses. On October 8, 2014, NCSI filed a Motion of Summary Judgment (the “Motion”). On March 30, 2015, a Magistrate Judge of the District Court issued a Report and Recommendation that the District Court deny the Motion. The Recommendation became a final decision on April 13, 2015.

On December 31, 2014, NCSI filed an amended complaint to which NCSI added an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100,000, less amounts paid to date ($1,670,635 at December 31, 2014), required should S360 or NCSI “be unable, or admit in in writing, its inability, to its debts as they become due.” The Company responded denying the material allegations and interposing numerous affirmative defenses. The Earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.

The final pretrial conference in this matter was held April 22, 2015. A jury was selected on May 14, 2015, and the trial was held May 18-20, 2015. On May 20, 2015, the jury rendered a verdict, finding that S360 had not complied with SPA § 2.7 and owed $154,433, but that NCSI had not proved that S360 or NCSI had become unable to pay debts as they came due. The Court had held that it was not a question for the jury to decide if damages for breach of SPA § 2.7 should include accelerated earn-out payments.

On June 3, 2015, NCSI filed a Motion for Entry of Judgment as Matter of Law seeking entry of a judgment in the amount of $154, 433, plus accelerated earn-out payments in the amount of $1,152,143, plus statutory interest. NCSI did not challenge the jury verdict on the ability to pay issue. Also on June 3, 2015, S360 filed a Motion for Entry of Judgment as a Matter of Law seeking entry of judgment against NCSI on the jury’s finding that it had not complied with SPA § 2.7, or, in the alternative, for a reduction of damages to $54,452 and to hold that NCSI may not be awarded accelerated earn-out payments as that would result in an illegal penalty. As of July 1, 2015, the motions were fully briefed and submitted to the Court.

We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against this claim which we believe is not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

NOTE 13 – GEOGRAPHICAL SEGMENTS

For the years ended May 31, 2015 and 2014, the Company generated revenue in the U.S., Canada and U.K. as follows:

	Years ended May 31,
	2015	2014

Revenue generated in the U.S.	$120,418,346	$39,142,998
Revenue generated in Canada	132,874	89,475
Revenue generated in the U.K.	8,278,110	1,965,689
Total Revenue	$128,829,330	$41,198,162

As of May 31, 2015 and 2014, the Company has assets in the U.S., Canada and U.K. as follows:

	May 31,
	2015	2014

Total Assets in the U.S.	$40,682,286	$39,995,880
Total Assets in Canada	57,713	102,351
Total Assets in the U.K.	1,592,256	2,897,231
Total Assets	$42,332,255	$42,995,462

As of May 31, 2015 and 2014, the Company has liabilities in the U.S., Canada and U.K. as follows:

	May 31,
	2015	2014

Total Liabilities in the U.S.	$30,799,332	$29,730,088
Total Liabilities in Canada	7,502	6,994
Total Liabilities in the U.K.	2,023,361	2,638,970
Total Liabilities	$32,830,195	$32,376,052

NOTE 14 - ACQUISITIONS

On April 26, 2013, the Company purchased all of the issued and outstanding common stock (“TRG Acquisition”) of TRG (subsequently renamed “Cyber 360, Inc.”). The aggregate consideration paid was $2,509,342, paid as follows: (i) cash at closing of $907,287; and (ii) 512,569 common stock shares valued at a price of $0.80 per share totaling $410,055. Additionally, the Company agreed to pay an earn-out of 20% of TRG’s gross profit over the next sixteen (16th) quarters, not to exceed $1,500,000. At closing, the Company estimated the performance-based compensation would be $1,192,000. During the fiscal year ended May 31, 2015, the Company paid $111,374 of the earn-out. This transaction was accounted for under the purchase method in accordance with ASC 805.

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

On November 4, 2013, the Company purchased all of the issued and outstanding common stock of CSI and its wholly owned subsidiary CCSI. The aggregate consideration paid for the CSI Acquisition was $3,530,454 (“CSI Purchase Price”), payable as follows: (i) cash of $1,311,454; and (ii) issuance of 136,000 common stock shares valued at a price of $0.875 per share totaling $119,000. Additionally, the Company agreed to pay a performance-based earn-out equal to twenty percent (20%) of CSI’s and CCSI’s consolidated gross profit through the end of the sixteenth (16th) quarter, not to exceed a total of $2,100,000. During the fiscal year ended May 31, 2015, the Company paid $279,696 of the earn-out. At May 31, 2015, the balance of the Earn-out liability was $1,557,588. This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the CSI Acquisition, the Company identified and recognized intangible assets of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was over fifteen (15) years. This resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. During the fiscal year ended May 31, 2015 and 2014, the Company recognized amortization expense of $91,099 and $107,654, respectively. The impairment analysis performed as of May 31, 2014 and November 30, 2014, resulted in the Company impairing trade name, customer relationships and employment agreements/non-competes in the amount of $10,025 and $703,222, respectively. The intangible asset balance, net of impairment and accumulated amortization, at November 30, 2014 was $0 and remains $0 at May 31, 2015.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$1,475,716
Intangible assets	912,000
Goodwill	1,287,609
Total	$3,675,325

LIABILITIES:
Current liabilities	$144,871
Net purchase price	$3,530,454

On January 3, 2014, the Company purchased all of the issued and outstanding common stock (“Initio Acquisition”) of Initio and its respective Subsidiaries.  The aggregate consideration paid was $13,289,563, paid as follows: (i) cash at closing of $6,440,000; (ii) 3,296,702 restricted common stock shares valued at $0.875 per share totaling $2,884,614; and (iii) three (3) year promissory notes totaling $3,964,949, each bearing interest at six percent (6%) per annum, amortized straight line over five (5) years. (See Note 6 – Promissory Notes). Upon closing of the Initio Acquisition, certain of the Initio Shareholders were appointed to the Company’s board of directors and entered into employment agreements. Initio was renamed Staffing (UK). This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the acquisition of Staffing (UK), the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. During the fiscal year ended May 31, 2015 and 2014 the Company recognized amortization expense of $1,709,317 and $712,215, respectively. The Company will recognize amortization expense of $1,709,317 in the fiscal year ended 2016, $1,709,317 in the fiscal year ended 2017, $1,118,796 in the fiscal year ended 2018, $292,428 each year in the fiscal years 2019 through 2028 and $170,372 in the fiscal year ended 2029. The Intangible asset balance, net of accumulated amortization, at May 31, 2015 is $7,889,933.

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

On February 28, 2014, the Company, through its wholly owned subsidiary, Staffing (UK), purchased substantially all of the business assets (“Poolia Acquisition”) of Poolia UK Ltd. (“Poolia UK”). The aggregate consideration paid was $1,626,266, paid as follows: (i) cash at closing approximately $1,237,500 (£750,000); and (ii) cash subsequent to closing of approximately $388,766. As of May 31, 2015, the amount has been paid in full.

In connection with the acquisition of Poolia UK, the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the fiscal year ended May 31, 2015 and 2014, the Company recognized amortization expense of $116,330 and $29,083, respectively. The Company will recognize amortization expense of $116,330 in the fiscal year ended 2016, $116,330 in the fiscal year ended 2017 and $87,248 in the fiscal year ended 2018. At May 31, 2015, the Intangible asset balance, net of accumulated amortization, is $319,908.

Poolia UK operates its professional staffing services from its London office and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the U.K. All subsequent business activity from this acquisition is under a Staffing (UK) subsidiary.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$1,207,897
Intangible assets	465,321
Goodwill	584,701
Total	$2,257,919

LIABILITIES:
Current liabilities	$631,653
Net purchase price	$1,626,266

On May 17, 2014, the Company purchased all of the issued and outstanding common stock of PSI, a Massachusetts corporation, and forty-nine percent (49%) of the issued and outstanding common stock of PRS, a Massachusetts corporation, pursuant to a Stock Purchase Agreement dated May 17, 2014, by and among the Company, PS and seller, sole owner of all of the issued and outstanding common stock of PS. This transaction was accounted for under the purchase method in accordance with ASC 805.

The aggregate consideration paid for PS was $8,387,108, paid as follows: (i) cash of $2,705,675; (ii) 1,127,365 restricted common stock shares valued at $1.93 totaling $2,175,814; (iii) an unsecured promissory note of $2,367,466; and (iv) the Net Working Capital of $1,138,153.

In connection with the forty-nine percent (49%) acquisition of PRS, the Company recorded a non-controlling interest totaling $572,900. The results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. For the fiscal year ended May 31, 2015, the Company recorded net income attributable to non-controlling interest totaling $470,808.

In connection with the acquisition of PS, the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the fiscal year ended May 31, 2015 and 2014, the Company recognized amortization expense of $614,475 and $25,603, respectively. The Company will recognize amortization expense of $614,475 in the fiscal year ended 2016, $614,475 in the fiscal year ended 2017, $590,922 in the fiscal year ended 2018, $49,200 each year in the fiscal years 2019 through 2028 and $47,150 in the fiscal year ended 2029. At May 31, 2015, the Intangible asset balance, net of accumulated amortization, is $2,359,022.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$2,878,448
Intangible assets	2,999,100
Goodwill	4,789,880
Total	$10,667,428

LIABILITIES:
Current liabilities	$1,707,420

Non-controlling interest	572,900
Net purchase price	$8,387,108

The following unaudited pro forma consolidated results of operations have been prepared, expressed in rounded thousands, as if the acquisition of CSI, Initio, Poolia UK and PS had occurred as of June 1, 2013:

	Years Ended May 31,
	2015	2014

Revenue	$128,829,330	$108,388,567

Net loss from continuing operations	$(17,502,801)	$(10,927,657)

Net loss per share from continuing operations	$(0.46)	$(0.48)

Weighted average number of common stock shares – Basic and diluted	38,291,636	22,570,462

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization is dependent upon future taxable income during the periods in which those temporary differences become deductible or are utilized. All of the Company’s tax returns have been filed through the fiscal year ended May 31, 2014. These returns remain subject to examination by major tax jurisdictions as of May 31, 2015.

The Company accounts for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization is dependent upon future taxable income during the periods in which those temporary differences become deductible or are utilized. All of the Company’s tax returns have been filed through the fiscal year ended May 31, 2014. These returns remain subject to examination by major tax jurisdictions as of May 31, 2015.

The Company has not recorded a deferred tax liability with respect to its investment in certain foreign corporate subsidiaries as an exception to ASC 740, since the underlying earnings of the foreign subsidiaries are indefinitely reinvested in accordance with ASC 740-10-25-3(a)(1).

During previous fiscal years, the Company acquired both CSI and Monroe which businesses had acquired net operating losses aggregating approximately $3,800,000. Pursuant to IRC section 382, the amount of taxable income that can be offset by these pre-acquisition net operating losses of both the Company and these subsidiaries is limited due to the change in ownership that occurred. The deferred tax asset derived from these tax loss carry-forwards have been included in the consolidated deferred tax asset from net operating losses shown below.

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory Federal rate and the actual tax provision:

	Years Ended May 31,
	2015	2014
Income tax (benefit) provision at Federal statutory rate	$(5,858,000)	$(4,762,000)
State income taxes, net of Federal Benefit	(677,000)	-
Permanent differences	5,906,000	2,267,000
Benefit of loss not realized	629,000	2,495,000
Tax provision	$-	$-

As of May 31, 2015 the Company has a net operating loss (“NOL”) carry forward for income tax purposes of approximately $11,168,000 expiring through the year 2035. The NOL’s may be available to reduce future years’ taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. The realization of the deferred tax assets is dependent on future taxable income. The Company is not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, The Company does not believe the benefit is more likely than not to be realized and they have recognized a full valuation allowance for those deferred tax assets. Management will review this valuation allowance periodically and make adjustments as necessary. The significant components of the deferred tax asset as of May 31, 2015 and 2014 are as follows:

	As of May 31,
	2015	2014
Deferred tax assets from NOL carry forwards	$8,593,000	$5,030,000

Short-term assets:
Accruals and reserves	(142,000)	535,000
Amortization	3,787,000	903,000
Total short-term assets	3,645,000	1,438,000

Long-term assets:
Goodwill and intangibles	1,695,000	3,397,000

Current liabilities:
Depreciation	34,000	(23,000)
State Tax – Deferred	(712,000)	-
Valuation allowance	(13,255,000)	(9,842,000)
Deferred tax asset, net of allowance	$-	$-

NOTE 16 – SUBSEQUENT EVENTS

On June 23, 2015, the Company issued a $359,000 convertible promissory note. The financing has an OID of $54,000, a term of six (6) months and is convertible into common stock at a price of $1.15 per share.

On July 8, 2015, the Company purchased Lighthouse Placement Services, LLC (“Lighthouse”). Lighthouse, a Boston, Massachusetts based company. The aggregate purchase prices was approximately $6.25 million including: 624,595 common stock shares valued at $1.00, unsecured promissory note of $2,498,379 bearing interest at 6% over three (3) years, and an unsecured promissory note of $ 624,595 bearing interest at 6% over two (2) years.

On July 8, 2015, the Company issued a $3.92 million convertible debenture. The financing has a 12% OID, a term of twenty-one (21) months and is convertible into common stock at a price of $1.00 per share at the lender’s election. In connection with the financing, the Company issued 1,250,000 shares of common stock and certain common stock purchase warrants.

On July 9, 2015, the exclusive agreement with the Company’s New York-based investment banker effectively expired.

On July 24, 2015, the Company, through its wholly owned subsidiary CSI, issued a promissory note to Sterling National bank in the amount of $350,000. The note bears interest at eighteen percent (18%) per annum and has a maturity date of October 24, 2017.

On July 24, 2015, the Company repaid in full the remaining outstanding balance of the $250,000 promissory note to Sterling National bank that was issued on December 16, 2014.

On July 24, 2015, the Company repaid in full the $204,000 convertible promissory note that was issued on February 5, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, address, age and position of our officers and directors are set forth below.

Name and Address	Age	Positions
Brendan Flood	50	Executive Chairman and Director
Matthew Briand	42	Chief Executive Officer, President and Director
Jeff R. Mitchell	48	Chief Financial Officer and Executive Vice President
Dimitri Villard	72	Director
Jeff Grout	62	Director
Nicholas Florio	51	Director

Brendan Flood, Executive Chairman and Director. Mr. Flood has been the Executive Chairman and a director of the Company since January 7, 2014. Mr. Flood joined the company upon the sale of his business, Initio, to the company on January 3, 2014. He acquired Initio as part of a management buy-out, which he led, in January 2010. Prior to Initio Mr. Flood worked in several staffing companies including Hudson Global Resources Inc. which he brought to the Nasdaq National Market on April 1, 2003, as a spin-off from Monsterworldwide Inc. His experience while at Monsterworldwide included many M&A transactions, operational management in both London and New York, and various senior financial roles. Mr. Flood graduated from Dublin City University in Ireland with a Bachelor of Arts Degree in Accounting and Finance. Mr. Flood's strong financial background and years of experience at major staffing firms like Monsterworldwide and Hudson Global Resources qualifies him to be the Executive Chairman and a director given the Company’s core business in the staffing industry.

Matthew Briand, Chief Executive Officer, President and Director. Mr. Briand has been the Chief Executive Officer and a director of the Company since January 7, 2014. Mr. Briand joined the company as part of the sale of Initio to the Company. Within Initio Mr. Briand was the CEO of Monroe which was the material part of the Initio business. He has been in the staffing industry for eighteen (18) years and was appointed as the CEO of Monroe in January 2009. Between 2009 and 2013 he led an organic build of Monroe of approximately 200%. Mr. Briand is a graduate of Plymouth State University in New Hampshire. Mr. Briand's eighteen (18) years of extensive staffing industry experience and leadership as CEO of Monroe, the Company’s largest subsidiary, qualifies him to be the Chief Executive Officer and a director given the Company’s staffing industry focus.

Jeff R. Mitchell, Chief Financial Officer. Mr. Mitchell has been serving as the Chief Financial Officer and Executive Vice President since March 2014. Mr. Mitchell has over 25 years of finance and accounting experience at both private and public companies, with a high degree of technical accounting and business knowledge and M&A expertise in the staffing industry. Prior to joining our Company, Mr. Mitchell was CFO of two (2) publicly traded companies, AWG International Water Corporation (OTC: AWGI) from 2012 to 2014, and Command Center, Inc. (OTC: CCNI) from 2010 to 2012. Mr. Mitchell served as the CFO of Select Staffing from 2005 to 2010, during which time Select Staffing consummated over 40 acquisitions in the staffing industry as part of its M&A strategy, which contributed approximately $1.3 billion in revenue. He also coordinated the business plan and credit agreements at Select Staffing to re-capitalize numerous times through traditional debt with various marquee investment banks including Goldman Sachs, BNP Paribas and Bank of the West. Mr. Mitchell had prior experience at Rio Tinto PLC & Kennecott Exploration Company, where he served as a Director of Financial Services (North America) and Controller (North & South America) from 1998 to 2003. In his earlier career, he gained substantive audit experience while servicing the clients of Price Waterhouse (now PricewaterhouseCoopers) in Salt Lake City. Mr. Mitchell holds a BS degree in Accounting from the University of Utah.

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

Jeff Grout, Director. Jeff Grout has been a director of the Company since February 2014. He is a successful business speaker, consultant and coach. His clients include Amazon, Deloitte, LinkedIn, British Airways, Barclays, Ernst & Young, Virgin, etc. Listed in the '100 Best Business Speakers in Britain', Jeff Grout is in considerable demand as a motivational business speaker, conference chairman and interviewer. Formerly U.K. Managing Director of Robert Half International, a leading international recruitment consultancy, and Business Manager to Sir Clive Woodward, Head Coach of the England Rugby Team. Mr. Grout is now an independent business consultant specializing in leadership, people management, team building, peak performance, recruitment and retention issues. He has spoken at Henley Business School, Ashridge Management College, Cardiff Business School and the Danish Centre for Leadership. He holds a number of corporate advisory and executive coaching appointments and is also a successful business author. Jeff has written books on leadership, recruitment, career success, the psychology of peak performance and his father's first murder case. His eighth book entitled 'What You Need to Know about Leadership' was published in May 2011. Mr. Grout holds a Bachelor of Science (Economics) Degree from the London School of Economics and Political Science. Mr. Grout brings valuable Operational experience within the Staffing industry having grown the U.K. business of Robert Half International from $1 million to $100 million in sales and from 12 to 365 employees. He also identified and integrated a number of acquisitions of staffing businesses in the U.K. and continental Europe. He is the Chairman of the Company’s Compensation Committee and also serves on the Nominating and Corporate Governance Committee. Mr. Grout's extensive staffing industry experience, including his role as former Managing Director of Robert Half International, qualifies him to be a director of the Company.

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

Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that the following directors are “independent directors” as defined by The NASDAQ Stock Market, Inc. (“NASDAQ”) and SEC rules: Dimitri Villard, Jeff Grout and Nicholas Florio.

Meetings of the Board of Directors

For the fiscal year ended May 31, 2015, the board of directors met thirteen (13) times, twice in person. Each director attended at least 90% of the total number of meetings of the board of directors. Directors are encouraged, but are not required, to attend our annual meeting of stockholders.

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

Audit Committee. On April 30, 2014, the registrant designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. As of May 31, 2015, the Audit Committee is composed of Messrs. Nicholas Florio (Chairman) and Dimitri Villard. Mr. Robert O. Mayer also served as a member of the Audit Committee until his resignation on May 8, 2015. All members of our audit committee are independent as defined in the rules and regulations of the SEC and NASDAQ with Mr. Nicholas Florio serving as the appointed and qualified financial expert (see credentials listed above). The Audit Committee formally met three (3) times during the fiscal year ended May 31, 2015. The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

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

Compensation Committee. On April 30, 2014, the Company designated a Compensation Committee. Our Compensation Committee is composed of Messrs. Jeff Grout (Chairman) and Dimitri Villard. Pursuant to its charter, the Compensation Committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the Compensation Committee pursuant to the federal securities laws and the rules and regulations of the SEC and NASDAQ. With regards to the Compensation Committee, the term “independent” refers to a member of the Compensation Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and NASDAQ, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee formally met three (3) times during fiscal year ended May 31, 2015.

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

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee was formed on April 30, 2014. The committee is composed of Messrs. Dimitri Villard (Chairman), Nicholas Florio and Jeff Grout. The committee shall be comprised of at least two (2) “independent” members of the board of directors as defined by the rules and regulations of the SEC and NASDAQ. All current members of the Nominating and Corporate Governance Committee are independent within this definition. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee formally met three (3) times during fiscal year ended May 31, 2015. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Dimitri Villard, Staffing 360 Solutions, Inc., 641 Lexington Avenue, Suite 1526, New York, New York 10022.

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, the following directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Dimitri Villard, Robert Mayer, Jeff Grout, and Nicholas Florio failed to timely file their Form 4 upon the issuance of shares relating to their positions as directors.  Jeff  R. Mitchell failed to timely file his Form 4 upon the issuance of shares relating to his employment with the Company.  Brendan Flood and Matthew Briand failed to timely file their Form 4 upon the issuance of shares relating to the conversion of promissory notes to common stock.  Additionally, Brendan Flood, Matthew Briand, and Jeff R. Mitchell failed to timely file their Form 4 upon the issuance of stock options. The number of Forms 3, 4 and 5 and the number of transaction that were not filed timely are as follows:  Dimitri Villard (2 forms, 22 transactions); Robert Mayer (3 forms, 33 transactions); Jeff Grout (1 form, 12 transactions); Nicholas Florio (1 form, 10 transactions); Brendan Flood (1 form, 4 transactions); Matthew Briand (1 form, 4 transactions); Jeff R. Mitchell (1 form, 4 transactions).

As of May 31, 2015, the Company believes that all historical and current Section 16(a) filings have now been filed with the Securities Exchange Commission.

Code of Ethics

We adopted a code of ethics that applies to our executive officers, directors and employees and, our subsidiaries. We posted our code of ethics on our web site at www.staffing360solutions.com and will disclose any amendments to or any waivers from a provision of the code of ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to our named executive officers at the end of the fiscal years ended May 31, 2015 and 2014. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended May 31, 2015. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brendan Flood	2014	133,936	66,968	0	13,639	0	0	0	214,543

Executive Chairman (1)	2015	304,608	638,733	0	68,572	0	0	31,182	1,042,185

Matthew Briand	2014	141,923	62,500	0	13,639	0	0	7,551	225,613

Chief Executive Officer (2)	2015	300,000	441,857	0	68,572	0	0	98,886	909,315

Jeff R. Mitchell	2014	52,083	52,083	78,000	16,987	0	0	0	199,153

Chief Financial Officer (3)	2015	250,000	125,000	0	26,169	0	0	71,947	473,116

Allan Hartley	2014	151,250	25,000	0	40,188	0	0	25,000	241,438

Chief Executive Officer (4)	2015	0	0	0	0	0	0	0	0

Alfonso J. Cervantes	2014	284,667	100,000	0	100,470	0	0	4,888	490,025

President and Director (5)	2015	278,333	0	255,750	74,619	0	0	0	608,702

Peter Goldstein	2014	165,000	0	0	0	0	0	0	165,000

Treasurer, Principal Financial Officer and Chairman of the Board (6)	2015	40,000	0	0	0	0	0	0	44,674

1)	Pursuant to the terms of the Flood Employment Agreement dated January 3, 2014, Brendan Flood will be paid a salary of £192,000 (approximately $300,000 but may fluctuate with foreign currency exchange rate variances) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both Staffing Solutions and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index in U.K. for All Urban Consumers. Pursuant to the Flood Employment agreement, Mr. Flood was paid salary of $133,936 and $304,608 in 2014 and 2015, respectively. The Company also recorded a bonus totaling $66,698 in 2014 and $638,733 in 2015 of which $22,133 has been paid in cash and $486,429 from the conversion and full satisfaction of the Gross Profit Appreciation Bonus in his employment contract into 1,039,380 preferred shares as of May 31, 2015. In addition to Mr. Flood’s salary and pursuant to the Company’s 2014 and 2015 Equity Plans, the Company granted Mr. Flood 330,000 and 150,000 options in 2014 and 2015, respectively. 20% of the options granted vest on an annual basis. The options are exercisable for a term of ten (10) years from the date of issuance. For the year ended May 31, 2014, 66,000 options vested for a total value of $13,639 and for the year ended May 31, 2015, 96,000 options vested for a total value of $68,572. In the form of other income, Mr. Flood received $22,133 in the form of dividends that have been accrued but not paid associated with the preferred share issuance which took place in March 2015 and $8,139 in the form of life insurance premiums paid for a policy naming the beneficiary of his choice.

2)	Pursuant to the terms of the Briand Employment Agreement dated January 3, 2014, Matt Briand will be paid a salary of $300,000 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, car allowance, paid vacation and insurance coverage, for his roles with both Staffing Solutions and Monroe, a division of Staffing (UK). Pursuant to the Briand Employment agreement, Mr. Briand was paid salary of $141,923 and $300,000 in 2014 and 2015, respectively. The Company also recorded a bonus totaling $62,500 in 2014 and $441,857 in 2015 of which $18,709 has been paid in cash and $291,857 from the conversion and full satisfaction of the Gross Profit Appreciation Bonus in his employment contract into 623,628 preferred shares as of May 31, 2015. In addition to Mr. Briand’s salary and pursuant to the Company’s 2014 and 2015 Equity Plans, the Company granted Mr. Briand 330,000 and 150,000 options in 2014 and 2015, respectively. 20% of the options granted vest on an annual basis. The options are exercisable for a term of ten (10) years from the date of issuance. For the year ended May 31, 2014, 66,000 options vested for a total value of $13,639 and for the year ended May 31, 2015, 96,000 options vested for a total value of $68,572. In the form of other income, Mr. Briand received $18,709 of dividends that have been accrued but not paid associated with the preferred share issuance which took place in March 2015; $22,546 of a car allowance payments; $14,215 of tax gross-up payment for health insurance premiums; $12,150 of Company paid medical insurance premiums; $20,867 of disability and life insurance premiums paid for policies naming the beneficiary of his choice; and $10,400 of Company paid 401K plan matching contributions.

3)	Pursuant to the terms of the Mitchell Employment Agreement dated March 17, 2014, Jeff R. Mitchell will be paid a salary of $250,000 per annum. Pursuant to the agreement, Mr. Mitchell was paid $52,083 in 2014 and $255,923 in 2015. The Company also recorded a bonus accrual of $52,083 and $125,000 in 2014 and 2015, respectively, of which $0 has been paid as of May 31, 2015. In addition, Mr. Mitchell received 50,000 shares of restricted common stock in 2014 valued at $1.56 per share for a total value of $78,000. Mr. Mitchell did not receive any common stock shares in fiscal 2015. Pursuant to the Company’s 2014 and 2015 Equity Plans, the Company granted Mr. Mitchell 150,000 and 100,000 options, respectively. 20% of the options granted vest on an annual basis. The options are exercisable for a term of ten (10) years from the date of issuance. For the year ended May 31, 2014, 30,000 options vested for a total value of $16,987 and for the year ended May 31, 2015, 50,000 options vested for a total value of $26,169. In the form of other income, Mr. Mitchell received $5,923 of tax gross-up payment for health insurance premiums; $42,556 tax gross-up payment associated with his relocation costs; $19,237 of Company paid medical insurance premiums; and $4,231 of Company paid 401K plan matching contributions.

4)	Pursuant to his Employment Agreement, Mr. Hartley was paid $7,500 per month until the Company completed the TRG Acquisition at which time he began receiving an annual salary of $180,000. On April 26, 2013, following the TRG Acquisition, forty percent of the CEO Shares (as defined below) vested and Mr. Hartley was issued 152,400 shares, valued at $140,587. In December 2013, the Company amended the Hartley Employment Agreement which went effective on January 1, 2014. Pursuant to the amended Hartley Employment Agreement, Mr. Hartley was to serve as Co-Chief Executive Officer of the Company. Mr. Hartley was to be paid a salary of $250,000 per annum. Pursuant to the Amended Employment Agreement, and upon the closing of the Initio acquisition, Mr. Hartley received a one-time issuance of non-qualified stock options to purchase up to 250,000 shares of the Company’s common stock, with an exercise price of $2.00 per share, exercisable for a period of five (5) years from the date of issuance. In addition Mr. Hartley received a one-time bonus of $25,000. On February 26, 2014, Allan Hartley submitted his resignation to the Company whereby he resigned from his positions as Co-Chief Executive Officer and as a director of the Company, effective immediately. Mr. Hartley received $25,000 as a settlement amount upon his resignation.

5)	Pursuant to the terms of the Cervantes Employment Agreement and beginning on February 15, 2013, the Company began paying Mr. Cervantes a salary of $120,000 annually. In addition, on February 15, 2013, the Company entered into an agreement with Trilogy. Pursuant to the agreement, the Company will pay Trilogy $5,000 per month for a period of 18 months. Mr. Cervantes is the majority owner of Trilogy. In December 2013, the Company amended the Cervantes Employment Agreement which went effective on January 1, 2014. In fiscal 2014 and pursuant to the Amended Employment Agreement, Mr. Cervantes was paid $284,667 and upon the closing of the Initio acquisition, Mr. Cervantes received a one-time issuance of non-qualified stock options to purchase up to 500,000 shares of the Company’s common stock, with an exercise price of $2.00 per share, exercisable for a period of five (5) years. In addition Mr. Cervantes received a one-time bonus of $100,000. Mr. Cervantes also received $4,888 for reimbursements related to out of pocket medical expenses. In fiscal 2015, on November 13, 2014, Mr. Cervantes submitted his resignation to the Company from his positions as an employee, Vice Chairman, President and Secretary of the Company, effective December 31, 2014. Mr. Cervantes’ employment agreement, dated February 15, 2013, as amended on December 31, 2013, was terminated as of December 31, 2014. In addition, on the same day, the Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, and for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to: (a) pay Trilogy $300,000, in equal monthly installments of $25,000; and (b) issue to Trilogy 250,000 common stock shares on or before January 30, 2015; and (c) grant to Trilogy 25,000 common stock shares valued at the last trade price of the Company’s common stock at December 31, 2014, in complete settlement of any past due fees and costs owed to Trilogy by the Company. Pursuant to the amended agreement, resignation and Advisory Agreement, for fiscal 2015, Mr. Cervantes was paid $278,333, of which $132,500 was paid to Trilogy. The Company also recorded stock rewards totaling 275,000 common stock shares valued at $255,750 in relation to the Trilogy Advisory Agreement. In addition, on January 3, 2015, Mr. Cervantes was granted 200,000 options which vested immediately with an exercise price of $2.00 valued at $74,619. The options are exercisable for a term of five (5) years from the date of issuance.

6)	In fiscal 2013, Mr. Goldstein was paid $88,750 and was owed $25,000 in relation to that certain advisory agreement by and between the Company and Grandview Capital Partners, Inc. Mr. Goldstein is the majority shareholder of Grandview Capital Partners, Inc. Mr. Goldstein did not receive any compensation as Chairman, Secretary, Treasurer and Principal Financial Officer. In fiscal 2014, Mr. Goldstein was paid $115,000 and is owed $50,000 in relation to that certain advisory agreement by and between the Company and Grandview Capital Partners, Inc. Mr. Goldstein resigned from the Board and all officer positions as of January 3, 2014. In fiscal 2015, Mr. Goldstein earned an additional $40,000 and was paid a total of $90,000 under the advisory agreement with Grandview Capital. The Grandview advisory agreement expired in fiscal 2015 and was not renewed.

Employment Agreements

On February 15, 2013, the Company entered into an advisory agreement (“Grandview Advisory Agreement”) with Grandview Capital Partners, Inc. (“Grandview”) pursuant to which Grandview will provide the Company primarily with assistance and advice in seeking out a potential merger or acquisition partner or target.

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

On January 3, 2014, the Company and Grandview entered into an amendment to the Grandview Advisory Agreement. Pursuant to the terms of the amendment, Grandview’s compensation was reduced back to $10,000 per month effective immediately. Additionally, as a result of the amendment, the Grandview Advisory Agreement terminated on September 30, 2014.

On February 15, 2013, the Company approved an employment agreement with Alfonso J. Cervantes, the President, Treasurer, Secretary and Director of the Company (“Cervantes Employment Agreement”). In addition, the parties agreed that Mr. Cervantes shall not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conducts. Pursuant to the terms of the Cervantes Employment Agreement, the Company will pay Mr. Cervantes $120,000 annually. In addition, Mr. Cervantes will receive reimbursement for all reasonable expenses which he incurs during the course of performance under the Cervantes Employment Agreement. Mr. Cervantes can terminate the Employment Agreement after four months with 30 days’ notice. The Company can terminate the Cervantes Employment Agreement upon notice to Mr. Cervantes. On January 3, 2014, the parties entered into an amendment to the Cervantes Employment Agreement (“Amended Cervantes Employment Agreement”). The Amended Cervantes Employment Agreement, which was executed on December 31, 2013, amends the Cervantes Employment Agreement by (i) extending the term of Mr. Cervantes’ employment through December 31, 2016, (ii) increasing Mr. Cervantes’ salary to $250,000 per annum and (iii) providing for certain performance bonuses relating to certain milestones of the Company. In addition, Mr. Cervantes was been appointed Vice Chairman of the Board. On November 13, 2014, Mr. Cervantes submitted his resignation to the Company from his positions as an employee, Vice Chairman, President and Secretary of the Company, effective December 31, 2014.  On the same date, Mr. Cervantes submitted his resignation from his positions as an employee, officer and/or director for all of the Company’s subsidiaries, effective December 31, 2014. Mr. Cervantes’ employment agreement, dated February 15, 2013, as amended on December 31, 2013, terminated as of December 31, 2014. In addition, on November 13, 2014, the Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services if requested by the Company for a period of 12 months. Mr. Cervantes is the majority owner of Trilogy. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300,000, in equal monthly installments of $25,000; and (b) issue to Trilogy two hundred fifty thousand (250,000) common stock shares on or before January 30, 2015; and (c) grant to Trilogy 25,000 common stock shares valued at the last trade price of the Company’s common stock at December 31, 2014, in complete settlement of any past due fees and costs owed to Trilogy by the Company. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015.

On February 24, 2013, the Company entered into an employment agreement with Darren Minton (“Minton Employment Agreement”), to serve as a Senior Vice President of the Company.  Pursuant to the terms of the Minton Employment Agreement, the Company paid Mr. Minton $48,000 annually. Mr. Minton was also entitled to receive as additional compensation 20,000 shares of the Company’s common stock. In addition, Mr. Minton received reimbursement for all reasonable expenses which Mr. Minton incurred during the course of performance under the Minton Employment Agreement. On February 24, 2014, the Company entered into a new employment agreement with Mr. Minton to serve as Executive Vice President of the Company. Pursuant to the terms of the Minton Employment Agreement, the Company agreed to pay Mr. Minton $180,000 annually. Mr. Minton received as additional compensation 20,000 shares of the Company’s common stock. The employment agreement has a term of eighteen months. In addition, the Company can terminate the Employment Agreement after four (4) months with 30-days’ notice.

On November 4, 2013, the Company entered into a four year employment agreement (“Dealy Employment Agreement”) with Simon Dealy, to serve as Senior Vice President of the Company and as Chief Executive Officer of CSI, the Company’s professional services and consulting division.  Pursuant to the terms of the Dealy Employment Agreement, the parties agreed that Mr. Dealy will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Dealy will receive a salary of $200,000 annually, plus reasonable expenses. Mr. Dealy is also entitled to an annual base commission equal to 2% of the gross profit of professional services and consulting division. In addition, Mr. Dealy will receive an additional monthly commission, not to exceed 1.75%, if the CSI gross profit exceeds $2,200,000. The Dealy Employment Agreement will automatically renew for successive one year terms following the completion of the initial four year term of the agreement unless terminated by the Company or Mr. Dealy ninety days prior to the end of such term.

On November 4, 2013, the Company entered into a four year employment agreement (“Gesualdi Employment Agreement”) with Margaret Gesualdi to serve as Vice President of the Company and as Mid-Atlantic Region Managing Partner of CSI, the Company’s professional services and consulting division.  Pursuant to the Gesualdi Employment Agreement, the parties agreed that Ms. Gesualdi will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Ms. Gesualdi will receive a salary of $190,000 annually, plus reasonable expenses. Ms. Gesualdi is also entitled to an annual base commission equal to 2% of the “employee attributable gross profit” of the professional services and consulting division. For purposes of the Gesualdi Employment Agreement, “employee attributable gross profit” means the total revenue recognized by CSI or attributable to any “employee managed” assets during the fiscal year less all direct expenses incurred or attributable to the “employee managed assets” during the fiscal year. “Employee managed assets” means any assets acquired by the Company after the effective date of the Gesualdi Employment Agreement that are managed by Ms. Gesualdi. In addition, Ms. Gesualdi will receive an additional monthly commission, not to exceed 1.75%, if the employee attributable gross profit exceeds $750,000. The Gesualdi Employment Agreement will automatically renew for successive one year terms following the completion of the initial four year term of the agreement unless terminated by the Company or Ms. Gesualdi ninety days prior to the end of such term.

On January 3, 2014, the Company entered into an employment agreement with Brendan Flood (“Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the board of directors of the Company (as well as Chief Executive Officer of Staffing 360 Solutions Limited). Mr. Flood will be paid a salary of £192,000 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both the Company and Staffing 360 Solutions Limited. Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index in U.K. for All Urban Consumers. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based on the Company and the Subsidiaries reaching certain financial milestones. The Flood Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party.

On January 3, 2014, Mr. Briand entered into an employment agreement with the Company (“Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Chief Executive Officer of the Company (as well as Chief Executive Officer of Monroe). Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both the Company and Monroe. Mr. Briand will also be entitled to an annual bonus of up to 50% of his annual base salary based on the Company and the Subsidiaries reaching certain financial milestones. The Briand Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party.

On March 17, 2014, the Company entered into an employment agreement with Jeff R. Mitchell as Chief Financial Officer of the Company (“Mitchell Employment Agreement”). Pursuant to the Mitchell Employment Agreement, Mr. Mitchell will serve as Executive Vice President and Chief Financial Officer. Mr. Mitchell will receive an annual base salary $250,000, plus other benefits including reimbursement for reasonable expenses, reimbursed relocation expenses up to $25,000, paid vacation and insurance coverage for his role with Staffing 360 Solutions, Inc. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives. Mr. Mitchell will also be entitled to an annual bonus of up to fifty percent (50%) of his annual base salary based on reaching certain milestones. Mr. Mitchell will also receive a grant of 125,000 restricted common stock shares, issuable as follows: (i) 50,000 common stock shares on June 1, 2014, and (ii) 25,000 common stock shares on each one (1) year anniversary thereafter. In addition, Mr. Mitchell is entitled to 150,000 stock options to purchase common stock to be issued under the Company’s Stock Option Plan, which such stock options shall vest as follows: (i) 30,000 on March 17, 2014, and (ii) 30,000 on each one (1) year anniversary thereafter. The initial vesting of stock options have an exercise price of $2.00 per share (all options thereafter will have an exercise price of $1.00 per share), and are exercisable for a period of ten (10) years from the date of grant. The Mitchell Employment Agreement has a term of three (3) years. The employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment

On May 17, 2014, the Company entered into an employment agreement with Linda Moraski (“Moraski PSI Employment Agreement”). Pursuant to the Moraski PSI Employment Agreement, Ms. Moraski will serve as President and Chief Executive Officer of PSI for a term of three (3) years, provided however such term shall automatically renew for one-year terms commencing on the three (3) year anniversary of the effective date of the PSI Employment Agreement unless notice of non-renewal is provided at least 180 days prior to such renewal. Ms. Moraski shall receive a base salary of $112,500 per year, which such base salary is subject to increase based on the Consumer Price Index. Further, Ms. Moraski will be entitled to receive an annual commission equal to the sum of (i) three percent (3%) of the Gross Profit (as defined in the Promissory Note) of PSI for such fiscal year plus (ii) two and one-half percent (2.5%) of the amount that Gross Profit of PSI for such fiscal year exceeds the Closing Gross Profit (as defined in the Promissory Note). In addition, Ms. Moraski shall also be entitled to an annual bonus (as provided in the PSI Employment Agreement), certain benefits, and eligibility to participate in the Company’s stock incentive plan and certain expense reimbursements. Ms. Moraski’s employment may be terminated in the event of death, disability, Cause or Voluntary Termination, Without Cause or For Good Reason (as each term in defined in the PSI Employment Agreement), which the severance compensation payable to Seller is contingent upon the reason for termination.

In addition, on May 17, 2014, the Company entered into an employment agreement with Linda Moraski (“Moraski PRS Employment Agreement”). The terms of the PRS Employment Agreement are substantially similar to the PSI Employment Agreement, provided, however, under the PRS Employment Agreement, Ms. Moraski is only entitled to a base salary of $37,500, subject to increase based on CPI, paid time off, and reimbursement of certain business expenses. Ms. Moraski is not entitled to any commissions or bonuses pursuant to the PRS Employment Agreement.

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

Term of Office

Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

Outstanding Equity Awards at May 31, 2015

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brendan Flood	30,000	0	120,000	1.00	03/01/2024	0	0	0	0
Brendan Flood	132,000	0	198,000	1.20	01/27/2019	0	0	0	0
Matt Briand	30,000	0	120,000	1.00	03/01/2024	0	0	0	0
Matt Briand	132,000	0	198,000	1.20	01/27/2019	0	0	0	0
Jeff Mitchell	20,000	0	100,000	1.00	03/01/2024	0	0	0	0
Jeff Mitchell	60,000		90,000	1.20	3/16/2019	50,000	40,000

Compensation of Directors

Name	Year	Fees earned or paid in cash ($)	Stock awards	Bonus	Option Awards ($)	All Other Compensation	Total ($)

Dimitri Villard	2014	$31,667	$39,685	$0	$0	$24,475	$95,827
Dimitri Villard	2015	$50,000	$65,893	$0	$1,438	$0	$117,331
Robert Mayer	2014	$30,000	$38,036	$0	$0	$24,475	$92,511
Robert Mayer	2015	$47,500	$59,312	$0	$1,438	$0	$108,251
Jeff Grout	2014	$16,668	$28,725	$0	$0	$0	$45,393
Jeff Grout	2015	$50,000	$47,412	$0	$1,438	$0	$98,851
Nicholas Florio	2014	$2,084	$3,999	$0	$0	$0	$6,083
Nicholas Florio	2015	$50,000	$110,912	$0	$1,438	$0	$162,351

Dimitri Villard. On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. The parties agreed that from July 1, 2012 until June 30, 2013, that Mr. Villard would serve as a member of our board of directors as well as perform advisory services for the Company. Mr. Villard will devote, on a non-exclusive basis, the necessary time, energy and efforts to our business and to use his best efforts and abilities to faithfully and diligently promote our business interests. The Company will pay Mr. Villard $45,000, consisting of: (i) $22,500 of shares of our common stock to be issued equally on a monthly basis pursuant to the terms of the agreement (based on the value equal to 50% of the per share price of the common stock sold in the private placement financing), and (ii) $22,500 of cash to be paid in monthly payments of $1,875 pursuant to the terms of the agreement. This agreement expired on June 30, 2013 and Mr. Villard continued receiving compensation on a month to month basis. On September 26, 2013, Mr. Villard entered into a new agreement with the Company effective as of July 1, 2013, to serve as a member of our board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Villard will receive 2,500 shares of restricted common stock per month. In addition, effective January 1, 2014, Mr. Villard entered into a separate agreement to serve as an advisor to the Company (“Villard Advisory Agreement”) for a term of one year at substantially the same rate ($30,000 per year, payable $2,500 per month and 30,000 shares of restricted common stock, issued at 2,500 shares per month). In April 2014 the Villard Advisory Agreement was terminated. For his services as an advisor, Mr. Villard was paid $10,000 and issued 10,000 shares of restricted common stock. In May, 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. For his service as Chairman of the Corporate Governance and Nominating Committee, Mr. Villard will receive an annual payment of $20,000, payable $1,666.67 per month. In addition, Mr. Villard will receive 833 shares of restricted common stock per month (10,000 shares annually). In addition, in May 2014, Mr. Villard was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Villard will receive 833 shares of restricted common stock per month (10,000 shares annually) for each committee. In September 2014, Mr. Villard was appointed to serve on the Restructuring Committee. For his service on the Restructuring Committee, Mr. Villard received a one-time grant of 25,000 common stock shares.

Robert Mayer. On September 26, 2013, the Company entered into an agreement with Robert Mayer effective as of July 1, 2013, to serve as a member of our board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Mayer will receive 2,500 shares of restricted common stock per month. In addition, effective January 1, 2014, Mr. Mayer entered into a separate agreement to serve as an advisor to the Company (“Mayer Advisory Agreement”) for a term of one year at substantially the same rate ($30,000 per year, payable $2,500 per month and 30,000 shares of restricted common stock, issued at 2,500 shares per month). In April 2014 the Mayer Advisory Agreement was terminated. For his services as an advisor, Mr. Mayer was paid $10,000 and issued 10,000 shares of restricted common stock. In May, 2014, Mr. Mayer was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Mayer will receive 833 shares of restricted common stock per month (10,000 shares annually) for each committee. On May 8, 2015, Mr. Mayer submitted his resignation to the board of directors from his position as Director.

Jeff Grout. In February 2014, the Company entered into an agreement with Jeff Grout to serve as a member of our board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Grout will receive 2,500 shares of restricted common stock per month. In addition, in February, 2014, Mr. Grout was named the Chairman of the Compensation Committee. For his service as Chairman of the Compensation Committee, Mr. Grout will receive an annual payment of $20,000, payable $1,666.67 per month. Mr. Grout will also receive 833 shares of restricted common stock per month (10,000 shares annually), par value $.00001 per share. Mr. Grout was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Grout will receive 833 shares of restricted common stock per month (10,000 shares annually). In June 2015, Mr. Grout was also named as a member of the Audit Committee. For his service as a member of the Audit Committee, Mr. Grout will receive 833 shares of restricted common stock per month (10,000 shares annually).

Nicholas Florio. In May 2014, the Company entered into an agreement with Nicholas Florio to serve as a member of our board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Florio will receive 2,500 shares of restricted common stock per month. In addition, in May, 2014, Mr. Florio was named the Chairman of the Audit Committee. For his service as Chairman of the Audit Committee, Mr. Florio will receive an annual payment of $20,000, payable $1,666.67 per month. Mr. Florio will also receive 833 shares of restricted common stock per month (10,000 shares annually), par value $.00001 per share. Mr. Florio was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Florio will receive 833 shares of restricted common stock per month (10,000 shares annually). In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. For his service as Chairman of the Restructuring Committee, Mr. Florio received a one-time fee of 50,000 common stock shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of July 31, 2015 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 45,730,174 shares of common stock outstanding on July 31, 2015. Percentage ownership of Series A Preferred Stock is based on 1,663,008 shares of Series A Preferred Stock outstanding as of July 31, 2015.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)	Percent of Common Stock	Series A Preferred Stock Beneficially Owned(2)	Percent of Series A Preferred Stock
Brendan Flood	3,607,847	7.89%	1,039,380	62.50%
Matthew Briand	1,948,429	4.26%	623,628	37.50%
Jeff Mitchell	85,000	0.19%	-	-
Dimitri Villard (3)	194,499	0.42%	-	-
Jeff Grout	79,164	0.17%	-	-
Nicholas Florio (4)	114,583	0.25%	-	-
GTD Financial (5)	3,078,603	6.73%	-	-
Directors and officers as a group (6 persons)	6,029,522	13.18%	1,663,008	100%

(1) Unless otherwise indicated, the address of each person is Staffing 360 Solutions, Inc. 641 Lexington Avenue, Suite 1526, New York, New York 10022.

(2) Unless otherwise indicated, all ownership is direct beneficial ownership.

(3) All shares are held through the Dimitri Villard Revocable Living Trust dated 6/4/1992.

(4) Shares are held by Citrin Cooperman & Company LLP. Mr. Florio is a partner at Citrin Cooperman & Company LLP.

(5) GTD Financial is an Arizona-based limited liability company that invested $2 million in the Company’s March 2014 PIPE and $500,000 in the Company’s Series A Convertible Bonds.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercising outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Equity Plan	2,370,000	$1.20	130,000

2014 Equity Plan

On January 28, 2014, our Board adopted the 2014 Equity Plan. This plan has not been approved by our stockholders. Under this plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 2,500,000 shares of common stock has been reserved for issuance under this plan. The plan expires on January 28, 2024. Our board of directors will administer the plan unless and until the board of directors delegates administration to a committee, consisting of one or more members, that has been appointed by the board of directors, except that once our common stock begins trading publicly, the committee will consist solely of two or more outside directors as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The authority to administer the 2014 Equity Plan currently resides with the Compensation Committee. They have the power to determine which persons eligible under the plan will be granted option awards.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Trilogy Capital Partners Agreement

The Company’s former employee, Vice Chairman, President and Secretary, Alfonso J. Cervantes, is the majority owner of Trilogy Capital Partners. Effective December 31, 2014, Mr. Cervantes voluntarily resigned from his positions with the Company and subsidiaries.  The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300,000, in equal monthly installments; and (b) issue to Trilogy two hundred fifty thousand (250,000) common stock shares on or before January 30, 2015; and (c) grant to Trilogy twenty-five thousand (25,000) common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015. At May 31, 2015, the Company has $175,000 accrued in Accounts Payable and Accrued Expenses – Related Parties account.

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

Staffing 360 Solutions (UK) Promissory Notes

Brendan Flood, the Company’s Executive Chairman, was issued a three (3) year promissory note. Mr. Flood’s portion of the $3,964,949 aggregate principal amount totaled $2,064,880. Mr. Flood was paid $378,561 in principal and $98,290 in interest since the date of issuance through November 30, 2014. On November 30, 2014, Mr. Flood converted the remaining promissory note principal, $1,720,733, and interest through maturity of $170,248, into (i) 1,890,981 common stock shares, at the rate of $1.00 per share, and (ii) warrants to purchase 2,080,080 common stock shares at the price of $1.25 per share, exercisable for ten (10) years from the date of conversion. This conversion satisfied his note in full as of November 30, 2014.

Matt Briand, the Company’s Chief Executive Officer and President, was issued a three (3) year promissory note. Mr. Briand’s portion of the $3,964,949 aggregate principal amount totaled $1,115,144. Mr. Briand was paid $204,443 in principal and $52,987 in interest since the date of issuance of the note through November 30, 2014. On November 30, 2014, Mr. Briand converted the remaining Promissory note principal, $929,287, and interest through maturity, $91,943, into (i) 1,021,230 common stock shares, at the rate of $1.00 per share, and (ii) warrants to purchase 1,123,353 common stock shares at the price of $1.25 per share, exercisable for ten (10) years from the date of conversion. The conversion was effective as of November 30, 2014 with the common stock shares and warrants being issued on January 2, 2015. This conversion satisfied his note in full as of January 2, 2015.

Short-term promissory notes

In June 2014, the Company issued a promissory note for consideration totaling $100,000 to Robert Mayer, a former director and shareholder of the Company. The promissory note was non-interest bearing and due on demand. The Company issued 5,000 shares to Mr. Mayer as additional consideration. This note was paid in full in June, 2014.

In July 2014, the Company issued three promissory notes for an aggregate consideration of $280,000 to three related parties. The promissory notes were non-interest bearing and due on demand. The first note was issued to Trilogy Capital Partners for consideration totaling $30,000. The Company’s President, Alfonso J. Cervantes is the majority owner of Trilogy. This note was paid in full in July, 2014. The second note was issued to Jeff Mitchell, the Company’s CFO for consideration totaling $150,000. The Company issued 10,000 shares to Mr. Mitchell as additional consideration. This note was paid in full in July, 2014. The third note was issued to Robert Mayer, a former director and shareholder of the Company for consideration totaling $100,000. The Company issued 7,000 shares to Mr. Mayer as additional consideration. This note was paid in full in July 2014.

In August 2014, the Company issued a twelve percent (12%) interest bearing promissory note in the amount of $150,000 to Barry Cervantes, a brother of a former employee, Vice Chairman, President and Secretary of the Company, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 15,000 common stock shares to Barry Cervantes as additional consideration. This note was paid in full in April 2015.

On September 2, 2014, the Company issued a promissory note in the amount of $125,000 to a company of which Robert Mayer, a former director and shareholder of the Company, is a Managing Member. The promissory note was due upon demand. The Company issued 7,500 common stock shares to the note holder as additional consideration. This note was paid in full in April 2015.

On September 15, 2014, the Company issued a promissory note in the amount of $50,000 to a company of which Robert Mayer, a former director and shareholder of the Company, is a Managing Member. The promissory note was due upon demand. The Company issued 2,500 common stock shares to the note holder as additional consideration. This note was paid in full in April 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended May 31, 2015 and 2014 for (i) professional services rendered by the principal accountant, RBSM, LLP, for the audit of its annual financial and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (“Audit Related Fees”) (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”):

	Years ended May 31,
	2015	2014
Audit Fees	$195,000	$186,500
Audit Related Fees	-	-
Tax Fees	164,000	-
All Other Fees (1)	58,400	165,000
Total	$417,400	$351,500

(1)	Other Fees – These fees are for financial statement audits of acquired and targeted companies.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-46 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
3.4*	Certificate of Amendment to Articles of Incorporation
3.5*	Certificate of Amendment to Articles of Incorporation
3.6	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (4)
4.1	Form of Promissory Note (5)
4.2	Form of Warrant (6)
4.3	Form of Subscription Agreement (7)

4.4	Form of Warrant (8)
4.5	Form of Series A Bond (9)
4.6	Form of Warrant (10)
4.7	Revolving Loan Note issued pursuant to PRS Credit Agreement (11)
4.8	Registration Rights Agreement (12)
4.9	Debenture issued pursuant to Securities Purchase Agreement (13)
4.10	A Warrant issued pursuant to Securities Purchase Agreement (14)
4.11	B Warrant issued pursuant to Securities Purchase Agreement (15)
4.12	Three Year Note issued pursuant to Equity Purchase Agreement (16)
4.13	Two Year Note issued pursuant to Equity Purchase Agreement (17)
10.1	Assignment of Employment Agreement by and between TRIG Capital Partners, LLC and the Company, dated February 21, 2012 (18)
10.2	Form of Note Purchase Agreement (19)
10.3	Acquisition Agreement by and among IDC Technologies, Inc., Prateek Gattani and the Company, dated February 11, 2013 (20)
10.4	Employment Agreement with Darren Minton dated February 15, 2013 (21)
10.5	Employment Agreement with Alfonso J. Cervantes dated February 15, 2013 (22)
10.6	Letter Agreement by and among the Company and Chord Advisors, LLC dated February 15, 2013 (23)
10.7	Advisory Agreement by and among the Company and Grandview Capital Partners, Inc. dated February 16, 2013 (24)
10.8	Corporate Services Agreement by and between Pylon Management, Inc. and the Company dated February 14, 2013 (25)
10.9	Advisory Agreement by and between the Company and Joshua Capital, LLC dated February 15, 2013 (26)
10.10	Form of Subscription Agreement (27)
10.11	Stock Purchase Agreement by and among the Company, The Revolution Group, Ltd. and the shareholders of The Revolution Group, Ltd. dated March 21, 2013 (28)
10.12	Employment Agreement between the Company and Mark Aiello dated March 21, 2013 (29)
10.13	Stock Purchase Agreement by and among the Company, NewCSI, Inc. and the shareholders of NewCSI, Inc. dated August 14, 2013 (30)
10.14	Share Purchase Agreement, dated October 30, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (31)
10.15	Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (32)
10.16	Form of Promissory Note (33)
10.17	Form of Deed of Warranties (34)
10.18	Disclosure Letter (35)
10.19	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (36)
10.20	Form of Deed of Restrictive Covenant by and between Matthew Briand and the Company (37)
10.21	Amendment No. 1 to Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Alfonso J. Cervantes (38)
10.22	Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Allan Hartley (39)
10.23	Employment Agreement, dated January 3, 2014, by and among Monroe Staffing Services, LLC and Matthew Briand (40)
10.24	Employment Agreement, dated January 3, 2014, by and among Staffing 360 Solutions Limited (f/k/a Initio International Holdings Limited) and Brendan Flood (41)
10.25	Asset Purchase Agreement, by and among Staffing 360 Solutions (UK) Limited, Poolia UK Ltd. and Poolia UK (42)
10.26	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (43)
10.27	Form of Promissory Note (44)
10.28	Form of Employment Agreement with PS (45)
10.29	Form of Employment Agreement with PRS (46)
10.30	Form of Noncompetition Agreement (47)
10.31	Amended and Restated Credit and Security Agreement, by and among Monroe Staffing Services, LLC, PeopleSERVE, Inc., and Wells Fargo Bank, National Association, dated July 25, 2014. (48)

10.32	Employment Agreement, dated July 29, 2014, by and between the Jeff R. Mitchell and the Company (49)
10.33	2014 Equity Compensation Plan (50)
10.34	Form of Series A Bond Purchase Agreement (51)
10.35	Share Purchase Agreement, dated February 27, 2015, between the Company, Cyber 360, Inc. and Mark P. Aiello, Michael A. Consolazio and Heather D. Haughey (52)
10.36	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE, Inc. and Monroe Staffing Services, LLC, as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (53)
10.37	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE PRS, Inc., as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (54)
10.38	Securities Purchase Agreement, dated July 8, 2015, by and among the Company, Hillair Capital Investments L.P, and each purchaser identified on the signature pages thereto (55)
10.39	Security Agreement, dated July 8, 2015, by and among the Company, certain U.S. subsidiaries of the Company, and each purchaser identified on the signature pages thereto (56)
10.40	Equity Purchase Agreement, dated July 8, 2015, by and among the Company, Lighthouse Placement Services, LLC, and Alison Fogel and David Fogel (57)
10.41	Employment Agreement, dated July 8, 2015, by and between Alison Fogel and Lighthouse Placement Services, LLC (58)
10.42	Employment Agreement, dated July 8, 2015, by and between David Fogel and Lighthouse Placement Services, LLC (59)
10.43	Non-Competition and Non-Solicitation Agreement, dated July 8, 2015, by Alison and David Fogel for the benefit of the Company and Lighthouse Placement Services, LLC (60)
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith

#	Furnished herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 2, 2010.
(2)	Previously filed as Exhibit 3.1 to the Company’s Current Report, filed with the SEC on August 4, 2014.
(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2012.
(4)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(5)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2013.

(6)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013.
(7)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(8)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(9)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2014.
(10)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2015.
(11)	Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2015.
(12)	Previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2015.
(13)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(14)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(15)	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(16)	Previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(17)	Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(18)	Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 13, 2012.
(19)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2013.
(20)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2013.
(21)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(22)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(23)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(24)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(25)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(26)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(27)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013.
(28)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2013.
(29)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2013.
(30)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 19, 2013.
(31)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(32)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(33)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(34)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.

(35)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(36)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(37)	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(38)	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(39)	Previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(40)	Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(41)	Previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(42)	Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(43)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(44)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(45)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(46)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(47)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(48)	Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(49)	Previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(50)	Previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(51)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2014.
(52)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2015.
(53)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(54)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(55)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(56)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(57)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(58)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(59)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(60)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: July 31, 2015	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: July 31, 2015	By:	/s/ Jeff R. Mitchell
Jeff R. Mitchell
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Flood	Executive Chairman and Director	July 31, 2015
Brendan Flood

/s/ Matthew Briand	Chief Executive Officer, President and Director	July 31, 2015
Matthew Briand

/s/ Jeff R. Mitchell	Chief Financial Officer and Executive Vice President	July 31, 2015
Jeff R. Mitchell

/s/ Dimitri Villard	Director	July 31, 2015
Dimitri Villard

/s/ Nicholas Florio	Director	July 31, 2015
Nicholas Florio

/s/ Jeff Grout	Director	July 31, 2015
Jeff Grout

