Form 10-Q
period 2015-08-31
Staffing 360 Solutions, Inc.
filed 2015-10-15
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

As of October 15, 2015, there were 4,620,939 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Explanatory Note

On September 17, 2015, the Company effected a one-for-ten reverse stock split. Following the reverse split, the Company’s issued and outstanding shares of Common Stock decreased from 45,732,674 to 4,573,360. All share and per share information have been retroactively adjusted to reflect this reverse stock split.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2015	May 31, 2015
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$814,561	$19,194
Accounts receivable, net	18,704,842	18,759,616
Deferred financing, net	1,882,036	1,151,434
Prepaid expenses and other current assets	731,086	1,023,453
Total Current Assets	22,132,525	20,953,697

Property and equipment, net	530,505	506,005
Goodwill	12,263,903	8,399,786
Intangible assets, net	12,152,417	10,568,862
Other assets	2,128,330	1,903,905
Total Assets	$49,207,680	$42,332,255

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,546,871	$7,090,856
Accounts payable and accrued expenses - related parties	125,000	175,000
Accrued payroll and taxes	5,152,735	4,015,594
Convertible notes payable, net	1,507,772	202,068
Promissory notes	1,944,845	1,646,442
Earn-out liability	270,180	270,180
Accounts receivable financing	12,897,445	13,015,618
Series A and B bonds payable, net	1,146,673	1,086,400
Other current liabilities - Due to sellers	73,817	-
Other current liabilities	33,936	46,421
Total Current Liabilities	29,699,274	27,548,579

Dividends payable	99,780	49,890
Interest payable	146,188	123,832
Earn-out liability	1,234,127	1,287,407
Convertible notes payable	3,021,395	-
Promissory notes	3,421,776	3,820,487
Total Liabilities	37,622,540	32,830,195

Stockholders' Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized; Series A Preferred Stock, 1,663,008 authorized, $1.00 stated value, 1,663,008 and 1,663,008 shares issued and outstanding as of August 31, 2015 and May 31, 2015, respectively	17	17
Common stock, $0.00001 par value, 20,000,000 shares authorized; 4,573,360 and 4,368,905 shares issued and outstanding as of August 31, 2015 and May 31, 2015, respectively	46	44
Additional paid in capital	46,711,837	42,883,904
Accumulated other comprehensive loss	(31,212)	(27,479)
Accumulated deficit	(36,134,337)	(34,407,771)
Total Staffing 360 Solutions, Inc. Stockholders' Equity	10,546,351	8,448,715
Non-controlling interest	1,038,789	1,053,345
Total Equity	11,585,140	9,502,060
Total Liabilities and Stockholders' Equity	$49,207,680	$42,332,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31,
	2015	2014

Revenue	$35,883,518	$32,575,001

Cost of Revenue	29,563,065	26,910,906

Gross Profit	6,320,453	5,664,095

Operating Expenses:
Salaries and wages	4,161,079	3,816,549
Professional fees	589,948	915,895
Consulting fees - Related parties	71,500	186,758
Depreciation and amortization	737,116	694,811
General and administrative expenses	1,419,488	1,449,490
Total Operating Expenses	6,979,131	7,063,503

Loss From Operations	(658,678)	(1,399,408)

Other Income / (Expenses):
Interest expense	(441,619)	(450,852)
Amortization of deferred financing	(151,516)	(351,370)
Amortization of beneficial conversion feature	(172,695)	(1,748,436)
Amortization of debt discount and original issue discount	(262,162)	(790,375)
Other income	35,450	52,021
Modification Expense - Restructuring	(5,214)	-
Loss Before Provision For Income Tax	(1,656,434)	(4,688,420)

Income tax benefit / (expense)	(34,799)	62,614
Net Loss From Continued Operations	$(1,691,233)	$(4,625,806)

Net Loss From Discontinued Operations	$-	$(37,592)

Net Loss	$(1,691,233)	$(4,663,398)

Net income attributable to non-controlling interest	(14,556)	104,663
Net Loss Attributable To Staffing 360 Solutions, Inc.	$(1,676,677)	$(4,768,061)

Dividends - Series A preferred stock	49,890	-
Net loss attributable to common stock	$(1,726,567)	$(4,768,061)

Basic And Diluted Loss from Continued Operations	$(0.38)	$(2.38)
Basic And Diluted Loss from Discontinued Operations	$-	$(0.02)
Basic And Diluted Loss per Share	$(0.38)	$(2.39)

Weighted Average Shares Outstanding - Basic And Diluted	4,492,974	1,947,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended August 31,
	2015	2014

Net Loss	$(1,691,233)	$(4,663,398)

Other Comprehensive Loss
Foreign exchange translation	(3,733)	(17,789)
Comprehensive Loss Attributable to the Company	$(1,694,966)	$(4,681,187)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,691,233)	$(4,625,806)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Net loss from discontinued operations	-	(37,592)
Depreciation	51,269	38,073
Amortization of intangible assets	685,848	655,579
Amortization of deferred finance costs	151,516	351,370
Amortization of debt discount and original issue discount	262,162	790,375
Amortization of beneficial conversion feature	172,695	1,748,436
Change in fair value of goodwill	-	(81,149)
Shares issued for debt restructuring	-	69,800
Stock based compensation	225,467	147,204
Modification expense	5,214	-
Gain on settlement of debt	(35,450)	-
Dividends declared - Series A preferred	49,890	-
Changes in operating assets and liabilities:
Accounts receivable	54,774	(1,928,465)
Prepaid expenses	336,858	84,422
Other assets	(224,425)	6,869
Accounts payable and accrued expenses	(565,100)	628,674
Accounts payable - Related parties	(50,000)	(43,580)
Accrued payroll and taxes	1,137,141	260,424
Other current liabilities	(12,485)	(36,388)
Interest payable - Long term	22,356	-
NET CASH PROVIDED BY OPERATING ACTIVITIES - CONTINUING OPERATIONS	576,497	(1,971,754)
NET CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	-	185,190
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	576,497	(1,786,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition - Payments due to seller	(9,167)	(1,308,009)
Payment towards earn-out liability	(53,280)	(128,021)
Purchase of fixed assets	(64,637)	(53,844)
Cash paid for purchase of subsidiary	(2,498,379)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,625,463)	(1,489,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing payments	(464,467)	(147,095)
Proceeds from convertible notes payable, net of original issue discount	3,805,000	100,000
Repayment of convertible notes payable	(275,445)	(300,000)
Proceeds from promissory notes payable	350,000	1,280,000
Repayment of promissory notes	(450,309)	(1,350,275)
Proceeds from accounts receivable financing	(118,173)	2,095,649
Proceeds from sale of bonds	-	1,060,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,846,606	2,738,279

NET INCREASE / (DECREASE) IN CASH	797,640	(538,159)

Effect of variation of exchange rate on cash held in foreign currency	(2,273)	-

CASH - Beginning of period	19,194	1,295,733

CASH - End of period	$814,561	$757,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$265,924	$53,782
Income taxes	$52,183	$-

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Intangible asset	$1,757,235	$-
Goodwill	$3,864,117	$-
Common stock issued in connection with purchase of subsidiary	$512,168	$-
Promissory notes issued in connection with acquisitions	$3,122,974	$-
Conversion of a convertible note payable	$-	$600,000
Conversion of interest related to a convertible note payable	$-	$11,868
Shares issued in connection with convertible promissory notes	$-	$277,374
Shares issued to placement agent	$-	$19,895
Beneficial conversion feature in relation to issuance of debt	$3,255,350	$567,552

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

On January 3, 2014, the Company purchased all of the issued and outstanding common stock of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales, and its subsidiaries, including Monroe Staffing Services, LLC, a Delaware limited liability company (“Monroe”) (Monroe together with all of Initio’s subsidiaries are collectively referred to as the “Subsidiaries”). The aggregate consideration paid was approximately $13.29 million, payable in cash, common stock and promissory notes. Subsequently, Initio was renamed Staffing 360 Solutions Limited (“Staffing (UK)”). (See Note 14 - Acquisitions).

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

On May 17, 2014, the Company purchased all of the issued and outstanding common stock of PeopleSERVE, Inc., a Massachusetts corporation (“PSI”), and forty-nine percent (49%) of the issued and outstanding common stock of PeopleSERVE PRS, Inc., a Massachusetts corporation (“PRS”) (PSI and PRS collectively are referred to as“PS”). The aggregate consideration (“PS Purchase Price”) paid was approximately $8.4 million. (See Note 14 - Acquisitions).

At closing, the Company paid: (i) cash of approximately $2.7 million; (ii) 112,737 common stock shares based on the market closing price on the date of purchase of $19.30 for a total fair value of approximately $2.2 million; (iii) an unsecured promissory note in the amount of approximately $2.4 million; and (iv) approximately $1.1 million of Net Working Capital.

On July 8, 2015, the Company completed its seventh acquisition by purchasing one hundred percent (100%) of the membership interests in Lighthouse Placement Services, LLC (“Lighthouse”). The aggregate purchase price was $6,133,521, paid as follows: (i) cash of $2,498,379; (ii) 62,460 restricted common stock shares valued at $8.20 totaling $512,168; (iii) a three (3) year unsecured promissory note of $2,498,379 and (iv) a two (2) year unsecured promissory note of $624,595.

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

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The approved Restructuring Plan authorized management to approach existing debt holders with this proposal. The Company offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations. The Company exchanged equity with a fair value in excess of the aggregate amount of debt being extinguished. Upon execution of all necessary agreements, the Company recognized a loss on the transaction. In accordance with ASC 470-40-2, the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in the period of extinguishment as losses or gains. Gains and losses shall not be amortized to future periods. The modification expense was measured at fair value on the date of the agreement and recorded in accordance with ASC 470-40-2; and

o	Notes payable and Other debt obligations: The Restructuring Plan offered a meaningful incentive to outstanding Notes payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment; Note holders converted $3,056,030 of principal and interest to 335,839 common stock shares and 369,423 warrants exercisable for a term of ten (10) years at $12.50. This action is anticipated to reduce the Company’s future cash outflows by approximately $889,000 in the calendar year of 2015, and by a further $2,313,000 in the calendar year of 2016.

o	Modification of Series A Bonds: The Restructuring Plan modified the terms of the Series A Bonds conversion price from $15.00 to $10.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest into common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash; Bondholders converted $3,709,655 of principal and interest into 370,969 common stock shares and 185,486 warrants exercisable for a term of three (3) years at $20.00. The Company recorded a modification expense of $2,927,959 related to changing the conversion price of these bonds.

o	Modification of Series B Bonds: The Restructuring Plan modified the terms of the Series B Bonds conversion price from $15.00 to $12.00 with the intention of providing a meaningful incentive for the Series B Bond holders to convert their principal and interest into common stock by the maturity date of September 30, 2015, rather than redeem for cash. No Bondholders have elected to convert as of August 31, 2015. The Company recorded a modification expense of $154,489 related to changing the conversion price of these bonds;

o	Earn-out liabilities: The Restructuring Plan offered a meaningful incentive to the Earn-out liability holders to convert their contingent future payments to common stock rather than cash payments. In conjunction with the sale of Cyber 360, effective January 1, 2015, the former shareholders of TRG were offered the opportunity and elected to convert their remaining Earn-out liability of $1,134,050 into common stock shares at $10.00 per share. As a result, the Company issued 113,405 common stock shares and recorded a gain on conversion of earn-out of $485,835 on February 27, 2015.

•	Operational and Corporate commitments: The approved Restructuring Plan authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with this restructuring. In accordance with ASC 470-25-12, which states, a liability for costs to terminate a contract before the end of its term shall be recognized when the entity terminates the contract in accordance with the contract terms, these amounts were recorded in the operating section of the Statement of Operations on a line item titled Reorganization of Business Expenses and a liability for the amount owed on the balance sheet.

o	Consulting agreements: The Company cancelled various on-going consulting agreements. The measurement date to record the expense was the date upon which the Company decided to cancel the agreement. The Company expensed $73,875 as a result of the cancellation of these agreements. This action is anticipated to reduce the Company’s future cash outflows by approximately $432,000 in the calendar year of 2015.

o	Employment: The Company severed employment with an employee. The measurement date to record the expense was the date upon which the Company agreed to separate employment; The Company expensed $691,966 related to the aforementioned severed employment. This action is anticipated to increase the Company’s future cash outflows by approximately $50,000 during the calendar year of 2015, and thereafter to reduce the Company’s future cash outflows by approximately $624,000 annually in perpetuity.

o	Restructuring fees: The Company estimated the cost associated with this restructuring to be approximately $175,000. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs have been and will continue to be expensed as incurred. To date, these fees have totaled $792,650 and are properly classified in Professional fees - Restructuring.

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

In connection with the sale and in full settlement of the remaining earn-out obligations, the Company issued 113,405 shares of the Company’s common stock with a fair value of $3.00 per share. These shares are entitled to customary piggy-back registration rights but are subject to a lock-up restriction until the earlier of February 27, 2016 or a sale, liquidation, merger or similar reorganization of the Company resulting in the exchange of all outstanding Company shares for other property.

In accordance with ASC 205-20, the results of the discontinued business have been presented as discontinued operations for the fiscal year ended May 31, 2015. Previously reported results for comparable periods in fiscal year 2014 have also been restated to reflect this reclassification.

The operational results of Cyber 360 are presented in the “Net income from discontinued operations” line item on the fiscal 2015 Condensed Consolidated Statements of Operations. The assets and liabilities of the discontinued business are presented on the fiscal 2015 Condensed Consolidated Balance Sheets as assets and/or liabilities from discontinued operations.

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing operations.

Revenue, operating income, and net income from discontinued operations were as follows:

	For the Three Months Ended August 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$-	$864,372
Operating income/ (loss)	$-	$(30,233)
Net income/ (loss) from discontinued operations	$-	$(37,592)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) months ended August 31, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2015 and 2014, respectively, which are included in the Company’s May 31, 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on July 31, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended August 31, 2015 are not necessarily indicative of results for the entire year ending May 31, 2016.

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

Variable Interest Entities

Current accounting guidance provides a framework for identifying a Variable Interest Entity (“VIE”) and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. On May 17, 2014, the Company purchased 49% of the issued and outstanding common stock of PRS. Pursuant to ASC 810, PRS is deemed to be a variable interest entity since the Company is the primary beneficiary of PRS. Accordingly, the Company consolidated the results of PRS from May 17, 2014 through August 31, 2015. As of August 31, 2015 the total assets and liabilities of PRS, which are consolidated, are $2,088,608 and $2,033,769, respectively. The total revenue and expenses consolidated for fiscal 2014 (since May 17, 2014) were $300,879 and $281,983, respectively, for fiscal 2015 were $11,176,809 and $10,253,656, respectively and for the three months ended August 31, 2015 are $3,077,643 and $2,761,450, respectively.

Non-controlling Interest

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to valuation, impairment testing, Earn-out liabilities, stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates for the three months ended August 31, 2015 and fiscal year ended May 31, 2015, respectively, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations and testing our long-lived assets for impairment.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at August 31, 2015 or May 31, 2015.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At August 31, 2015 and May 31, 2015, the Company had an allowance for doubtful accounts of $278,125 and $270,045, respectively.

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

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. During the three months ended August 31, 2015 such costs related to commissions, legal and due diligence fees totaling $464,467. Amortization expense of deferred financing costs for the three (3) months ended August 31, 2015 and 2014 totaled $151,516 and $351,370, respectively.

Deferred finance costs also includes Original Issue Discounts (OID) amounting to $474,000 associated with the issuance of convertible debt (See Note 5) which have been amortized over the loan term. During the three month period ended August 31, 2015 amortization related to the OID amounted to $56,529 and are included in amortization of debt discount in the statement of operations.

As of August 31, 2015, deferred finance costs amounted to $1,882,036, net of accumulated amortization of $1,170,442.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2015 or May 31, 2015, with the exception of its convertible notes payable (See Note 5), notes payable (See Note 6), bonds payable (See Note 7 and Note 8) and its Earn-out liabilities (See Note 12).

Cash is considered to be highly liquid and easily tradable as of August 31, 2015 and May 31, 2015 and therefore classified as Level 1 within our fair value hierarchy.

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

Lighthouse Placement Services, LLC: Lighthouse recognizes revenue from the sale of staffing services as the services are performed, along with related labor costs and payroll taxes. The Company recognizes revenue for permanent employee placements when contractual contingencies, generally the candidate’s first date of employment, are satisfied. The Company is the primary obligor in its transactions, and has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and sets the billing rates of its consultants. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of ASC 605. Typically, contracts require clients to pay for out-of-pocket expenses, principally travel related expenses. Accounts receivable result from services provided to clients. The Company carries its accounts receivable at invoice amount.

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

Earnings (Loss) per Common Share

The Company utilizes the guidance per FASB Codification ASC 260 - Earnings per Share (“ASC 260”).  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of August 31, 2015 and 2014 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Three Months Ended August 31,
	2015	2014

Convertible bonds - Series A	19,906	392,789
Convertible bonds - Series B	83,460	-
Convertible promissory notes	1,142,157	121,223
Convertible preferred shares	216,191	-
Warrants	1,637,903	844,622
Options	349,500	222,500
Total	3,449,117	1,581,134

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

In recording the purchase accounting for previous acquisitions, the Company estimated the fair value of identifiable intangible assets and goodwill. In fiscal 2014, the Company retained the services of an independent valuation consultant to test the previously estimated allocations. The valuation resulted in the revisions of the Company’s estimated allocations which were retroactively reflected in the Company’s consolidated financial statements for the fiscal year ended May 31, 2014. In fiscal 2015, the Company again retained the services of an independent valuation consultant to test the Goodwill and Intangible Assets values for the year ended May 31, 2015 and found there was no impairment in 2015.

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

Based upon the results of the independent valuation, the Company did not impair or adjust the goodwill and intangible totals for the fiscal year ended May 31, 2015. In addition, the Company did not record any adjustment or impairment of Goodwill during the three (3) months ended August 31, 2015.

Intangible Assets

In connection with the CSI Acquisition (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was amortized over fifteen (15) years. CSI customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. Based upon the impairment analysis performed as of November 30, 2014, the Company impaired the trade name, customer relationships and employment agreements/non-competes in the amount of $703,222. The intangible asset balance, net of impairment and accumulated amortization, at August 31, 2015 and May 31, 2015 was $0 and $0, respectively.

In connection with the acquisition of Staffing (UK) (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. Staffing (UK) customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At August 31, 2015 and May 31, 2015, the intangible asset balance, net of accumulated amortization, was $7,462,604 and $7,889,933, respectively.

In connection with the Poolia Acquisition (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years. Poolia customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At August 31, 2015 and May 31, 2015, the intangible asset balance, net of accumulated amortization, was $290,826 and $319,908, respectively.

In connection with the acquisition of PSI and PRS (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. PS customer relationships were valued using the discounted replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on the actual selling costs incurred and allocated to new customer generation over the preceding four (4) years. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At August 31, 2015 and May 31, 2015, the intangible asset balance, net of accumulated amortization, is $2,205,403 and $2,359,022, respectively.

In connection with the acquisition of Lighthouse (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $2,269,403, representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. The Lighthouse customer relationships were valued using the discounted replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on the actual selling costs incurred and allocated to new customer generation over the preceding four (4) years. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on management’s calculations. At August 31, 2015 and May 31, 2015, the intangible asset balance, net of accumulated amortization, is $2,193,586 and $0, respectively.

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

Reverse Stock Split

The Company effected a one-for-ten reverse stock split on September 17, 2015. Following the reverse split, the Company’s issued and outstanding shares of Common Stock decreased from 45,732,674 to 4,573,360. All share and per share information have been retroactively adjusted to reflect this reverse stock split.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	August 31, 2015	May 31, 2015
	(Unaudited)
Computer software	$107,315	$107,315
Office equipment	29,437	30,391
Computer equipment	339,368	312,720
Furniture and fixtures	185,250	184,555
Website	32,117	32,117
Leasehold improvements	124,910	75,530
Total cost	818,397	742,628
Accumulated depreciation	(287,892)	(236,623)
Total	$530,505	$506,005

Depreciation and amortization expense for the three months ended August 31, 2015 and 2014 was $51,269 and $38,450, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable – short-term consisted of the following:

	August 31, 2015	May 31, 2015
	(Unaudited)
Beginning balance - Principal	$304,000	$1,600,000
Proceeds – Convertible notes payable - June 23rd note	359,000	404,000
Convertible notes payable – July 8th note – current portion	236,798	-
Convertible notes payable – Lighthouse Note 1 – current portion	499,676	-
Convertible notes payable – Lighthouse Note 2 – current portion	312,298	-
Repayment of loans	(204,000)	(1,100,000)
Conversion of loans	-	(600,000)
Debt discount for restricted stock and beneficial conversion feature for convertible notes payable – net of accumulated amortization of $1,530,056 and $1,494,544, respectively	-	(101,932)
Net balance	$1,507,772	$202,068

Convertible notes payable – long-term consisted of the following:

	August 31, 2015	May 31, 2015
	(Unaudited)
Convertible notes payable – July 8th note:
Proceeds – Principal	$3,920,000	$-
Payments	-	-
Conversions	-	-
Debt discount for restricted stock and beneficial conversion feature for convertible notes payable – net of accumulated amortization of $282,542 and $0, respectively	(2,972,808)	-
	947,192	-
Less current portion	(236,798)	-
	710,394	-

Promissory note – Lighthouse Note 1:
Beginning balance - Principal	2,498,379	-
Payment	-	-
	2,498,379	-
Less current portion	(499,676)	-
	1,998,703	-

Promissory note – Lighthouse Note 2:
Beginning balance - Principal	624,595	-
Payment	-	-
	624,595	-
Less current portion	(312,298)	-
	312,297	-
Total Promissory notes – long-term, net balance	$3,021,394	$-

Convertible notes payable – short-term:

From April 21, 2014 through May 27, 2014, the Company raised $950,000 from two (2) accredited investors through the issuance of five (5) short-term, twelve percent (12%), convertible promissory notes.  The holders of these notes received an aggregate of 19,000 common stock shares.  These notes had varying maturity dates.

•	On July 14, 2014, the Company amended and restated one (1) of the five (5) aforementioned promissory notes in the amount of $250,000. The Company repaid $150,000 and the remaining balance of $100,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. This note holder receives 500 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $15.00 per share. This note was paid in full in April 2015.

•	On July 14, 2014, the Company amended and restated one (1) of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 250 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $15.00 per share. This note was paid in full in April 2015.

•	On July 31, 2014, the Company amended and restated one (1) of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 500 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $15.00 per share. This note was paid in full in April 2015.

•	On July 31, 2014, the Company amended and restated one (1) of the five (5) aforementioned promissory notes in the amount of $100,000. The balance of $100,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 500 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $15.00 per share. This note was paid in full in April 2015.

•	On July 31, 2014, the Company amended and restated one (1) of the five (5) aforementioned promissory notes in the amount of $200,000. The balance of $200,000 was amended and restated with the same basic terms as the original promissory note other than it became due upon demand. The note holder receives 500 common stock shares monthly for every $100,000 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $15.00 per share. This note was paid in full in April 2015.

From May 14, 2014 through May 19, 2014, the Company raised $600,000 from five (5) accredited investors through the issuance of five (5) short-term twelve percent (12%) convertible promissory notes. These notes were payable upon the earlier of the (i) completion of the Company’s Series A Bond offering, (ii) completion of the Company’s senior debt facility, or (iii) July 12, 2014.  These note holders received an aggregate of 12,000 common stock shares.  These holders were entitled to convert, at their sole election, the principal amount and any unpaid interest into common stock shares at $15.00 per share.  On July 14, 2014, all five (5) of these holders converted principal of $600,000 into 40,000 common stock shares and accrued interest of $11,868 into 792 common stock shares.

On May 27, 2014, the Company raised $50,000 from an accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. This note was payable upon the earlier of the (i) completion of the Company’s Series A Bond offering, (ii) completion of the Company’s senior debt facility, or (iii) July 12, 2014. The note holder received 1,000 common stock shares.  The note holder was entitled to convert, at his sole election, the principal amount and any unpaid interest into common stock shares at $15.00 per share.  On July 25, 2014, the Company repaid this note, including all unpaid interest.

In connection with the above notes, and pursuant to that certain placement agent agreement dated January 23, 2014 between the Company and a placement agent, the Company paid the placement agent $5,000 and issued 100 common stock shares.

On June 22, 2014, the Company raised $100,000 from an accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. This note was payable upon the earlier of the (i) completion of the Series A Bond Offering, (ii) completion of the Company’s senior debt facility, or (iii) eight (8) weeks from the original issuance date. The note holder received 2,000 common stock shares. The holder was entitled to convert, at his sole election, the principal amount and any unpaid interest due under the note into common stock shares at $15.00 per share. The Company recorded a debt discount of $28,876 and a beneficial conversion feature of $64,210 for the issuance of the 2,000 common stock shares. In August 2014, this note was repaid in full.

On December 10, 2014, the Company issued a twelve percent (12%) promissory note in the amount of $100,000. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued interest into common stock shares at $10.00 per share. In addition, for every $1.00 of principal converted, the Company will issue a warrant to purchase one-half of a common stock share at $20.00 per common stock share exercisable for a term of three (3) years. As additional consideration, the Company agreed to issue 1,000 common stock shares upon execution of this agreement. Accordingly, the Company recorded a debt discount of $4,762 for the 1,000 common stock shares issued. The Company recorded amortization expense of $4,762 for the fiscal year ended May 31, 2015. On May 11, 2015, the Company agreed to extend the maturity date of the note, $100,000 in principal and $11,474 in accrued interest and agreed to extend the maturity to October 15, 2015 in exchange for 2,787 common stock shares, valued at $18,115. At August 31, 2015, the principal amount outstanding was $100,000. Net of the remaining debt discount of $0, the remaining loan balance was $100,000. During the three months ended August 31, 2015, the Company recorded $3,025 of interest expense. Accrued interest as of August 31, 2015 amounted to $8,629.

On February 5, 2015, the Company issued an eight percent (8%) promissory note in the amount of $204,000 due on November 5, 2015, with the conversion feature commencing 180 days after the loan issuance date. The loan is convertible at a 39% discount of the average share price on the lowest three (3) trading prices during the ten (10) days prior to conversion. In connection with this note, the Company recorded a $177,559 discount related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. The Company recorded amortization expense amounting to $35,512 and $75,630 for the three months ended August 31, 2015 and for the fiscal year ended May 31, 2015, respectively. On July 24, 2015, the Company paid the note holder $283,001 to extinguish the debt. The cash payment was applied against the principal balance of $204,000, accrued interest of $7,556 and a prepayment fee of $71,445. In accordance with ASC 470-50-40-2 “Debt Modifications and Extinguishments”, the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt shall be recognized in Income as gains and losses. In addition, the reporting entity should derecognize the beneficial conversion feature (“BCF”) by calculating the intrinsic value of the conversion option at the extinguishment date and allocate that amount to additional paid in capital to redeem the BCF. As a result of the early extinguishment, the Company reversed the remaining unamortized portion of the debt discount of $66,420 and recognized it as a loss. In addition the Company derecognized the BCF by calculating the intrinsic value of the conversion feature on the date of extinguishment amounting to $170,264 and allocated to additional paid in capital. The net effect amounted in a gain on early debt extinguishment amounting to $32,400. During the three months ended August 31, 2015, the Company recorded $2,414 of interest expense and paid off all accrued interest related to this loan totaling $7,556.

On June 23, 2015, the Company issued a non-interest bearing $359,000 convertible promissory note (“June 23rd Note”). The financing has an OID of $54,000 (see note 3), a term of six (6) months and is convertible into common stock at a price of $11.50 per share. As part of the debt raise, other debt issuance costs amounted to $29,000, $5,000 of which related to legal fees and $24,000 related to commission paid to a placement.

Convertible notes payable – long-term:

Lighthouse Placement Services, LLC – related parties: On July 8, 2015, the Company purchased Lighthouse Placement Services, LLC. In connection with the acquisition, the Company issued an unsecured promissory note of $2,498,379 bearing interest at 6% over three (3) years (“Lighthouse Note 1”), and an unsecured promissory note of $624,595 bearing interest at 6% over two (2) years (“Lighthouse Note 2”). Pursuant to the acquisition of Lighthouse, the two sellers continue serving as President and Vice President of Lighthouse. The notes and any unpaid accrued interest are convertible at any time prior to maturity at a conversion price equal to the greater of (i) eighty percent (80%) of the VWAP price as of the date of notice given and (ii) the Company’s common stock price as of the date of notice given. During the three months ended August 31, 2015, the Company incurred $27,722 in interest expense and accrued interest.

Lighthouse Note 1
Year ended May 31,	Amount	Twelve months ended August 31,	Amount
2016	$374,757	2016	$499,676
2017	499,676	2017	499,676
2018	1,249,190	2018	1,499,027
Thereafter	374,756	Thereafter	-
Total	$2,498,379	Total	$2,498,379

Lighthouse Note 2
Year ended May 31,	Amount	Twelve months ended August 31,	Amount
2016	$234,223	2016	$312,298
2017	312,298	2017	312,297
2018	78,074	2018	-
Total	$624,595	Total	$624,595

July 8th Note: On July 8, 2015, the Company issued an eight percent (8%) convertible debenture valued at $3.92 million with a maturity date of April 1, 2017 (“July 8th Note”). The financing has a 12% OID amounting to $420,000 (see Note 3), a term of twenty-one (21) months and is convertible into common stock at a price of $10.00 per share at the lender’s election. In connection with the financing, the Company issued 125,000 shares of common stock and 392,000 warrants exercisable for a term of five (5) years at an initial exercise price of $10.00 (subject to adjustment). As a result of the shares and warrants issued, the Company recorded a debt discount and beneficial conversion of $3,255,350. For the three months ended August 31, 2015, the Company recorded amortization expense totaling $378,328. Net of the remaining unamortized debt discount of $2,972,808, the remaining loan balance is $947,192. As part of the debt raise, other debt issuance costs amounted to $408,577, $128,577 of which related to legal and due diligence fees and $280,000 related to commission paid to a placement.

Year ended May 31,	Amount	Twelve months ended August 31,	Amount
2016	$-	2016	$980,000
2017	3,920,000	2017	2,940,000
Total	$3,920,000	Total	$3,920,000

NOTE 6 – PROMISSORY NOTES

Promissory notes – short-term consisted of the following:

	August 31, 2015	May 31, 2015
	(Unaudited)
Beginning balance – Principal	$51,598	$-
Proceeds	350,000	1,705,000
Payments	(51,598)	(1,653,402)
Debt discount (Net of accumulated amortization of $89,706 and $89,706, respectively)	-	-
Total short-term promissory notes	350,000	51,598

Current portion of long-term promissory notes:
Promissory notes – Seller note - Staffing (UK) – current portion	55,689	55,689
Promissory notes – Seller note - PS – current portion	789,155	789,155
Promissory notes – Midcap Financial Trust Term Loan– current portion	750,000	750,000
	1,594,844	1,594,844

Total Promissory notes – short-term	$1,944,845	$1,646,442

Promissory notes – long-term consisted of the following:

	August 31, 2015	May 31, 2015
	(Unaudited)
Promissory notes – Staffing (UK):
Beginning balance - Principal	$199,520	$3,616,874
Payments	(13,922)	(361,324)
Conversions	-	(3,056,030)
	185,598	199,520
Less current portion	(55,689)	(55,689)
	129,909	143,831
Promissory note – PS:
Beginning balance - Principal	1,578,311	2,367,466
Payments	(197,289)	(789,155)
	1,381,022	1,578,311
Less current portion	(789,155)	(789,155)
	591,867	789,156
Promissory note – Midcap Financial Trust – Term Loan
Beginning balance - Principal	2,937,500	-
Proceeds	-	3,000,000
Payment	(187,500)	(62,500)
	2,750,000	2,937,500
Less current portion	(750,000)	(750,000)
	2,000,000	2,187,500
Promissory note – Midcap Financial Trust – Additional Term Loan
Beginning balance - Principal	700,000	-
Proceeds	-	700,000
Payment	-	-
	700,000	700,000
Less current portion	-	-
	700,000	700,000

Total Promissory notes – long-term	$3,421,776	$3,820,487

Promissory notes - short-term:

In June, 2014, the Company issued a promissory note in the amount of $100,000 to a company of which a previous director and shareholder of the Company is a Managing Member. The promissory note was non-interest bearing and due upon demand. The Company issued 500 common stock shares to the note holder as additional consideration. This note has been paid in full.

In July 2014, the Company issued three (3) non-interest bearing promissory notes in the aggregate amount of $280,000 to three related parties. The promissory notes were due upon demand. The first was issued on July 16, 2014 to a company owned by a former employee, Vice Chairman, President and Secretary of the Company, in the amount of $30,000. The second was issued on July 17, 2014 to the Company’s former Chief Financial Officer in the amount of $150,000. The Company issued 1,000 common stock shares to the former Chief Financial Officer as additional consideration. The third was issued on July 8, 2014 to a company of which a former director and shareholder of the Company is a Managing Member in the amount of $100,000. The Company issued 700 common stock shares to the note holder as additional consideration. These notes have been paid in full.

In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which a former director and shareholder of the Company is a Managing Member. The promissory note was due upon demand. The Company issued 750 common stock shares to the note holder as additional consideration. This note has been paid in full.

In July and August 2014, the Company issued promissory notes to Sterling National bank totaling $625,000. These notes bear interest at eighteen percent (18%) per annum and were due upon demand. These notes and interest of $7,277 have been paid in full.

In August 2014, the Company issued a twelve percent (12%) interest bearing promissory note in the amount of $150,000 to a brother of a former employee, Vice Chairman, President and Secretary of the Company. The promissory note is due upon demand. The Company issued 1,500 common stock shares to the note holder as additional consideration. This note has been paid in full.

On September 2, 2014, the Company issued a promissory note in the amount of $125,000 to a company of which a former director and shareholder of the Company is a Managing Member. The promissory note is due upon demand. The Company issued 750 common stock shares to the note holder as additional consideration. This note has been paid in full.

On September 15, 2014, the Company issued a promissory note in the amount of $50,000 to a company of which a former director and shareholder of the Company is a Managing Member. The promissory note is due upon demand. The Company issued 250 common stock shares to the note holder as additional consideration. This note has been paid in full.

As a result of the 5,450 common stock shares issued as additional consideration above, the Company recorded at the time of issuance a debt discount of $89,706. Since these notes are due on demand, the debt discount was fully amortized at the time of issuance.

On December 16, 2014, the Company issued a promissory note to Sterling National Bank in the amount of $250,000. The note bears interest at eighteen (18%) per annum and originally had a maturity date of March 31, 2015 that has subsequently been modified to have no maturity date. Through May 31, 2015, the Company had repaid principal of $198,402 leaving $51,598 outstanding. On July 24, 2015, the Company repaid in full the remaining outstanding balance of the promissory note to Sterling National bank.

During fiscal 2015, twelve (12) Initio promissory note holders converted an aggregate principal amount of $3,056,030 and interest of $302,361 into: (i) 335,840 common stock shares at the rate of $10.00 per share, and (ii) warrants to purchase 369,423 common stock shares at $12.50 per share, exercisable for ten (10) years from the date of conversion (See Note 6 – Promissory Notes). From this conversion, 206,538 common stock shares and 227,192 warrants were issued on November 30, 2014, 122,507 common stock shares and 134,758 warrants were issued on January 2, 2015 and, 6,795 common stock shares and 7,474 warrants were issued on May 12, 2015.

On July 24, 2015, the Company, through its wholly owned subsidiary CSI, issued a promissory note to Sterling National Bank in the amount of $350,000. The note bears interest at eighteen percent (18%) per annum and has a maturity date of October 24, 2017.

Promissory notes – long-term:

Staffing 360 Solutions (UK) – related parties: Pursuant to the purchase of Staffing 360 Solutions (UK) (“Staffing (UK)”), the Company executed and delivered three (3) year promissory notes (“Initio Promissory Notes”) in the aggregate principal amount of $3,964,949 to the shareholders of Staffing (UK). The Initio Promissory Notes bear interest at the rate of six percent (6%) per annum and amortize straight line over five (5) years. As of August 31, 2015, the Company has paid $723,290 in principal ($13,922 during the quarter ended August 31, 2015, $360,824 during the year ended May 31, 2015 and $348,066 during the fiscal year ended May 31, 2014). As of May 31, 2015, eleven (11) Initio promissory note holders converted an aggregate principal amount of $3,056,030 and interest of $302,361 into: (i) 335,840 common stock shares at the rate of $10.00 per share, and (ii) warrants to purchase 369,423 common stock shares at $12.50 per share, exercisable for ten (10) years from the date of conversion (See Note 6 – Promissory Notes). From this conversion, 206,538 common stock shares and 227,192 warrants were issued on November 30, 2014, 122,507 common stock shares and 134,758 warrants were issued on January 2, 2015 and, 6,795 common stock shares and 7,474 warrants were issued on May 12, 2015.

The remaining principal balance outstanding at August 31, 2015 is $185,598. In addition,, the Company recorded $2,877 of interest expense and paid accrued interest totaling $2,924 resulting in an accrued interest balance of $969.

The future payments related to the Initio Promissory Notes are as follows:

Year ended May 31,	Amount	Twelve months ended August 31,	Amount
2016	$41,767	2016	$55,689
2017	143,831	2017	129,909
Total	$185,598	Total	$185,598

Brendan Flood, a related party and the Company’s Executive Chairman, was a shareholder of Staffing (UK), and was issued a three (3) year promissory note. Mr. Flood’s portion of the $3,964,949 aggregate principal amount totaled $2,064,880. Mr. Flood was paid $378,561 in principal and $98,290 in interest since inception through November 30, 2014. On November 30, 2014, Mr. Flood converted the remaining promissory note principal, $1,720,733, and interest through maturity of $170,248, into (i) 189,099 common stock shares, at the rate of $10.00 per share, and (ii) warrants to purchase 208,008 common stock shares at the price of $12.50 per share, exercisable for ten (10) years from the date of conversion. This conversion satisfied his note in full as of November 30, 2014.

Matt Briand, a related party and the Company’s Chief Executive Officer and President, was a shareholder of Staffing (UK) and was issued a three (3) year promissory note. Mr. Briand’s portion of the $3,964,949 aggregate principal amount totaled $1,115,144. Mr. Briand was paid $204,443 in principal and $52,987 in interest since inception through November 30, 2014. On November 30, 2014, Mr. Briand converted the remaining Promissory note principal, $929,287, and interest through maturity, $91,943, into (i) 102,1,23 common stock shares, at the rate of $10.00 per share, and (ii) warrants to purchase 112,336 common stock shares at the price of $12.50 per share, exercisable for ten (10) years from the date of conversion. The conversion was effective as of November 30, 2014 with the common stock shares and warrants being issued on January 2, 2015. This conversion satisfied his note in full as of January 2, 2015.

Promissory note – PS – related parties: Pursuant to the purchase of PSI and PRS, the Company executed and delivered to the seller a three (3) year promissory note (“PS Promissory Note”) in the principal amount of $2,367,466. The seller continues serving as President and Chief Executive Officer of PSI and PRS. The PS Promissory Note bears interest at the rate of six percent (6%) per annum and is amortized straight line over five (5) years. As of August 31, 2015, the Company paid $986,444 in principal. The remaining principal balance is $1,381,022.

Year ended May 31,	Amount	Twelve months ended August 31,	Amount
2016	$591,867	2016	$789,155
2017	789,155	2017	591,867
Total	$1,381,022	Total	$1,381,022

For the three months ended August 31, 2015 and 2014, the Company’s interest expense for long-term notes amounted to $22,356 and $34,290, respectively. As of August 31, 2015 and 2014, accrued and unpaid interest under the long-term notes amounted to $146,188 and $39,739, respectively, and are included in Interest Payable – long-term.

Promissory note – Midcap Financial Trust – Term Loan: On April 8, 2015, the Company entered in to a four (4) year Term Loan agreement with Midcap Financial Trust in the amount of $3,000,000. The principal balance is payable in full on the April 8, 2019. This loan bears interest at 9.0% plus LIBOR, with a LIBOR floor of 1.0% per annum.

Through May 31, 2015, the Company repaid principal and accrued interest of $250,000 and $92,639, respectively. During the three months ended August 31, 2015, the Company paid principal amounting to $187,500 and the remaining principal balance was $2,750,000. For the three months ended August 31, 2015, interest expense related to the Term Loan amounted to $71,910. As of August 31, 2015 and May 31, 2015, the Company paid $74,472 in accrued interest which amounted to an accrued interest balance of $22,917 and $18,756, respectively, and is included in Accounts Payable and Accrued Expenses.

Year ended May 31,	Amount	Twelve months ended August 31,	Amount
2016	$562,500	2016	$750,000
2017	750,000	2017	750,000
2018	750,000	2018	750,000
2019	687,500	2019	500,000
Total	$2,750,000	Total	$2,750,000

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

At August 31, 2015, the outstanding balance is $700,000. For the three months ended August 31, 2015, interest expense related to the Additional Term Loan amounted to $8,944. As of August 31, 2015 and May 31, 2015, accrued interest amounted to $3,014 and $0, respectively.

Year ended May 31,	Amount	Twelve months ended August 31,	Amount
2016	$-	2016	$-
2017	-	2017	-
2018	-	2018	-
2019	700,000	2019	700,000
Total	$700,000	Total	$700,000

MidCap Warrant: In addition to the Midcap Financial Trust Term Loan and Additional Term Loan, the Company issued to MidCap a warrant to purchase 12,000 unregistered shares of the Company’s common stock, par value $0.00001, with an exercise price of $12.50. The warrant is exercisable for a term of four (4) years and contains customary stock-based anti-dilution protection provisions and piggyback registration rights for the holders thereof.

NOTE 7 – BONDS – SERIES A

Bonds – Series A consisted of the following:

	August 31, 2015	May 31, 2015
	(Unaudited)
Beginning Balance – Principal	$175,000	$2,998,500
Proceeds	-	1,060,000
Payments	-	(355,000)
Debt discount for restricted stock and beneficial conversion – net of accumulated amortization of $2,545,445 and $2,545,445, respectively	-	-
Conversions	-	(3,528,500)
Net balance	$175,000	$175,000

From April 17, 2014 through May 31, 2014, the Company completed multiple closings of its best efforts private offering (“Bond Financing”) of twelve percent (12%) Convertible Bonds (“Convertible Bonds”) with various accredited investors (“Bond Purchasers”). Pursuant to purchase agreements with each of the Bond Purchasers (“Bond Agreements”), the Company issued Convertible Bonds in the aggregate of $2,998,500. On or prior to the maturity date, October 15, 2014, of each of the Convertible Bonds, the Bond Purchasers must notify the Company whether the payment for the Convertible Bond was to be in cash or in comparably valued common stock. If no preference notification was delivered by the Bond Purchasers, the Company could make the determination. The Bond Purchasers may elect to convert the Convertible Bonds, including all unpaid coupon payments, at any time prior to the maturity date, into common stock shares, at a conversion price of $15.00 per share.

Each Bond Purchaser received additional equity consideration of 500 common stock shares for each $50,000 investment. Accordingly, the Company issued an aggregate of 29,985 common stock shares to the Bond Purchasers and recorded a debt discount of $488,176 and beneficial conversion of $1,379,997. At May 31, 2014, the principal amount outstanding was $2,998,500. Net of the remaining debt discount and beneficial conversion of $369,334, the remaining loan balance was $1,499,660.

From June 1, 2014 through July 29, 2014, the Company issued additional Convertible Bonds in the aggregate of $1,060,000.

Each Bond Purchaser received additional equity consideration of 500 common stock shares for each $50,000 investment. Accordingly, the Company issued an aggregate of 10,600 common stock shares to the Bond Purchasers and recorded a debt discount of $174,142 and beneficial conversion of $503,342. For the fiscal year ended May 31, 2015, the Company recorded amortization totaling $2,176,325 and $0, respectively.

On July 29, 2014, the Company completed the Bond Financing. This Bond Financing raised an aggregate of $4,058,500 from seventy (70) accredited investors and issued an aggregate of 40,585 common stock shares. As part of the Series A Bond offering, the placement agent was entitled to: (i) a fee in cash up to an amount equal to ten percent (10%) of the aggregate gross proceeds, (ii) a non-accountable expense allowance of up to two percent (2%) of the aggregate gross proceeds, and (iii) common stock shares equal to ten percent (10%) of the aggregate number of common stock shares issued. The placement agent was paid $487,020 and issued 1,210 common stock shares.

On or about September 10, 2014, the Company offered an early conversion incentive to all outstanding Convertible Bonds to convert principal and interest on or prior to the maturity date of October 15, 2014. The favorable conversion terms offered a discount from the original terms of $15.00 per common stock share with no warrants to conversion at $10.00 per common stock share and one (1) warrant exercisable until October 15, 2017 at $20.00 per common stock share for every $2.00 of principal and interest converted. The modification of conversion price from $20.00 to $10.00 resulted in the Company recording a modification expense of $1,976,775, including outstanding principal and interest. On October 15, 2014, certain Convertible Bondholders elected to convert a portion of the outstanding Convertible Bonds under the favorable conversion terms totaling $3,528,500 in principal and $181,155 in accrued interest into 370,969 common stock shares and 185,486 warrants exercisable at $20.00 per common stock share. The additional modification associated with the inclusion of warrants resulted in the Company recording a modification expense of $951,184.

On October 15, 2014, the Company agreed with the remaining ten (10) bond holders to extend the maturity date of the outstanding Convertible Bonds, $530,000 in principal and $26,765 in accrued interest. In addition, the Company accelerated the remaining interest expense and recorded $23,698 of interest expense as part of the restructuring. Eight (8) of these bond holders totaling $430,000 in principal agreed to extend the maturity to April 15, 2015 in exchange for 4,513 common stock shares, valued at $62,725. The remaining two (2) bond holders totaling $100,000 in principal and $7,430 in accrued interest were repaid in full on December 11, 2014.

On May 11, 2015, the Company agreed with three (3) of the remaining ten (10) bond holders to extend the maturity date of the outstanding Convertible Bonds, $175,000 in principal and $16,110 in accrued interest. The three (3) remaining bond holders agreed to extend the maturity to October 15, 2015 in exchange for 7,382 common stock shares, valued at $47,978. The remaining seven (7) bond holders totaling $255,000 in principal and $285,722 in accrued interest were repaid in full in May 2015.

At August 31, 2015, net of debt discount and beneficial conversion of $0, the remaining balance is $175,000.

For the three months ended August 31, 2015 and 2014, interest expense related to the Bond Financing amounted to $5,293 and $111,407, respectively. As of August 31, 2015 and May 31, 2015, accrued interest under the Bond Financing amounted to $24,409 and $18,756, respectively, and are included in Accounts payable and Accrued expenses.

NOTE 8 – BONDS – SERIES B

Bonds – Series B consisted of the following:

	August 31, 2015	May 31, 2015
	(Unaudited)
Beginning Balance – Principal	$981,500	$-
Proceeds	-	981,500
Debt discount for restricted stock and beneficial conversion – net of accumulated amortization of $214,067 and $153,793, respectively	(9,827)	(70,101)
Net balance	$971,673	$911,399

From October 3, 2014 through November 24, 2014, the Company completed multiple closings of its best efforts private offering of twelve percent (12%) Series B Convertible Bonds (“Series B Bonds”) with certain accredited investors (“Bond Purchasers”). Pursuant to purchase agreements with each of the Bond Purchasers (“Bond Agreements”), the Company issued Convertible Bonds in the aggregate of $981,500 to twenty-one (21) accredited investors. On or prior to the Maturity Date, September 30, 2015, the holder must notify the Company whether the repayment will be made in cash or in common stock shares of the Company. At the maturity date, if the Series B Bond will be repaid in common stock shares, then the Series B Bond shall be repaid in common stock shares as follows: (i) in the event the Company’s common stock shares are trading at $26.70 or higher based on a 10-Day VWAP immediately prior to the Maturity Date, then the repayment conversion price shall be set at $20.00 per share, or (ii) in the event the Company’s common stock shares are trading below $26.70 based on a 10-Day VWAP, then the repayment conversion price shall be set at a twenty-five percent (25%) discount to the 10-Day VWAP calculated immediately prior to the Maturity Date, provided however, that in no event will the repayment conversion price be less than $15.00. The holders may elect to convert the Series B Bonds, including all unpaid coupon payments, at any time prior to the Maturity Date into common stock shares at a conversion price of $20.00 per share.

On November 13, 2014, the Series B Bond agreement was amended as follows: (i) in the event the Company’s common stock shares are trading at $26.70 or higher based on a 10-Day VWAP immediately prior to the Maturity Date, then the repayment price shall be set at $20.00 per share, or (ii) in the event the Company’s common stock shares are trading below $26.70 based on a 10-Day VWAP, then the repayment price shall be set at a twenty-five percent (25%) discount to the 10-Day VWAP calculated immediately prior to the Maturity Date, provided however, that in no event will the repayment conversion price be less than $12.00. The purchasers may elect to convert the Series B Bonds, including all accrued but unpaid coupon payments at any time prior to the Maturity Date into common stock shares at a conversion price of $20.00 per share. As a result of the amendment, the Company recorded a modification expense totaling $154,489.

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

On November 24, 2014 the Company completed the fourth and final closing of its Series B Bonds offering. In the fourth closing, the Company issued Series B Bonds for an aggregate of $100,000 to two (2) accredited investors. As a result, the Company issued 1,000 common stock shares as consideration. As of the final closing, the Company issued Series B Bonds for an aggregate of $981,500 and 9,815 common stock shares to a total of twenty (20) accredited investors. On December 8, 2014, the Company terminated its agreement with the investment bank previously engaged in connection with the Series B Bonds.

In addition to the Series B Bonds, each holder received 500 common stock shares (“Equity Consideration”) for each $50,000 principal amount of Series B Bond investment. Accordingly, the Company issued an aggregate of 9,815 common stock shares to the holders. As a result, the Company recorded a debt discount of $123,505 and amortization of $84,263. The Company also recorded a beneficial conversion of $100,389 and amortization of $69,530. At August 31, 2015, the principal amount outstanding is $981,500. Net of the unamortized debt discount and beneficial conversion of $9,827, the remaining loan balance is $971,673.

As part of the Series B Bond offering, the placement agent was entitled to: (i) a fee in cash of $88,335, nine percent (9%) of the aggregate gross proceeds raised, plus reimbursement of certain expense, (ii) 589 common stock shares equal to six percent (6%) of the Equity Consideration issued, and (iii) a three (3) year warrant, exercisable at $20.00 per share, to purchase 2,945 common stock shares with such exercise price subject to certain adjustments.

For the three months ended August 31, 2015 and 2014, interest expense associated with the Series B Bonds was $29,687. In February, April and August 2015, the Company paid $25,207, $29,042 and $29,364 in accrued interest, respectively. As of August 31, 2015, accrued interest under the Series B Bond is $20,006 and is included in Accounts payable and Accrued expenses.

NOTE 9 - RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

During the three months ended August 31, 2015 and 2014, the Company incurred $0 and $15,000, respectively in consulting fees to Trilogy Capital Partners, Inc. (“Trilogy”). The Company’s former employee, Vice Chairman, President and Secretary, is the majority owner of Trilogy. Effective December 31, 2014, he voluntarily resigned from his positions with the Company and subsidiaries.  The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300,000, in equal monthly installments; and (b) issue to Trilogy 25,000 common stock shares on or before January 30, 2015; and (c) grant to Trilogy 2,500 common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015. Currently, the Company has no intention to renew. At August 31, 2015, the Company has $125,000 accrued in Accounts payable and Accrued expenses – Related parties account.

During the three months ended August 31, 2015 and 2014, the Company incurred $0 and $30,000, respectively, in consulting fees to Grandview Capital Partners, Inc. (“Grandview”). The Company’s former Chairman and Chief Financial Officer, is the majority owner of Grandview. This agreement expired in September 2014. At August 31, 2015, the Company has $0 in Accounts payable and Accrued expenses – Related parties account.

During the three months ended August 31, 2015 and 2014, the Company incurred $7,500 and $7,500, respectively, in board of director fees to Dimitri Villard. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. During the three months ended August 31, 2015 and 2014, the Company incurred $5,000 and $5,000, respectively to Mr. Villard for his role as Chairman of the Corporate Governance and Nominating Committee. In addition, during the three months ended August 31, 2015 and 2014, Mr. Villard received 1,500 common stock shares valued at $12,000 and 1,500 shares valued at $27,645, respectively, for his services as a board and committee member. At August 31, 2015, the Company has $0 accrued in Accounts payable and Accrued expenses – Related parties account.

During the three months ended August 31, 2015 and 2014, the Company incurred $0 and $7,500, respectively in board of director fees to Robert Mayer. Additionally, for the three months ended August 31, 2015 and 2014, Mr. Mayer received 0 common stock shares and 1,250 shares valued at $23,038, respectively for his services as a board and committee member. On May 8, 2015, Mr. Mayer submitted his resignation from his position as Director. At August 31, 2015, the Company has $0 accrued in Accounts payable and Accrued expenses – Related parties account.

During the three months ended August 31, 2015 and 2014, the Company incurred $7,500 and $7,500, respectively, in board of director fees to Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. During the three months ended August 31, 2015 and 2014, the Company incurred $5,000 and $5,000, respectively to Mr. Grout for his role as Chairman of the Compensation Committee. In addition, during the three months ended August 31, 2015 and 2014, Mr. Grout received 1,500 common stock shares valued at $12,500 and 1,500 common stock shares valued at $27,645, respectively, for his service as a board and committee member. At August 31, 2015, the Company has $0 accrued in Accounts payable and Accrued expenses – Related parties account.

During the three months ended August 31, 2015 and 2014, the Company incurred $7,500 and $7,500, respectively in board of director fees to Nick Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee. In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. During the three months ended August 31, 2015 and 2014, the Company incurred $5,000 and $5,000, respectively to Mr. Florio for his role as Chairman of the Audit Committee. In addition, for the three months ended August 31, 2015 and 2014, Mr. Florio received 1,250 common stock shares valued at $10,000 and 1,250 common stock shares valued at $23,038 for his services as a board and committee member. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. At August 31, 2015, the Company has accrued $0 in Accounts payable and Accrued expenses – Related parties account.

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

In February 2014, Staffing U.K. entered into an agreement with ABN AMRO Commercial Finance PLC under which it borrows money against open accounts receivable. Under this agreement, the Borrower receives advances of up to ninety percent (90%) on temporary placements and seventy-five percent (75%) on permanent placements of the face value of eligible receivables.  This was a consolidation of the agreement already in place since July 2011, to take into account the purchase of business assets of Poolia. The borrowings carry interest at a rate of two and one-half percent (2.50%) above the Sterling Libor rate of three and nine tenths’ percent (3.90%).  The Aggregate Limit is £1,250,000 Sterling, which is cross guaranteed by all of the U.K. subsidiaries and backed by all of the assets of the U.K. entities. At the same time, a term loan agreement was entered into with ABN AMRO Commercial Finance PLC, in order to partially fund the Poolia Acquisition. The amount was £200,000 Sterling, balance outstanding at May 31, 2015 is £83,338 Sterling, monthly payments of £8,333 Sterling, bearing interest at three and one half percent (3.5%) over base, which is one half percent (0.5%) at August 31, 2015, and term of two (2) years. The term loan is secured by a personal guarantee from the Executive Chairman.

Effective November 1, 2012, the Company’s subsidiary, Monroe entered into a $14,000,000 line of credit (“Credit and Security Agreement”) with Wells Fargo Bank, NA. The Credit and Security Agreement was subject to certain accounts receivable limitations with interest at one (1) month Libor plus five percent (5.0%) on the greater of $5,000,000 or the actual loan balance outstanding, and was to expire on October 31, 2015. The Credit and Security Agreement was subject to an annual facility fee, certain covenants and was secured by all of the assets of Monroe. The covenants were as follows:

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

On April 8, 2015, the Company effectively cancelled the Wells Fargo Credit Facility. Associated with this cancellation, the Company paid an early termination fee of $100,000. The effective rate at May 31, 2014 was five and fifteen one hundredths percent (5.15%). At August 31, 2015, the balance outstanding under this Credit Facility was $0.

On April 8, 2015, Monroe and PSI, each a wholly owned subsidiary of Staffing 360 Solutions, Inc., entered into a $22.0 million revolving loan facility with MidCap Funding X Trust (“MidCap”), with the option to increase the amount to up to $47.0 million. On July 13, 2015, in connection with the Company’s acquisition of Lighthouse, the $22.0 million revolving loan facility was amended to include Lighthouse and the Company’s existing subsidiary, Faro Recruitment America, Inc., as borrowers. The revolving loan’s term is four (4) years. The interest rate is four percent (4.0%) plus LIBOR, with a LIBOR floor of one percent (1.0%) per annum. The Company may prepay all or any portion of the balance at any time subject to a prepayment premium of: (i) two percent (2.0%) if prepaid in the first year of the Loan; and (ii) one percent (1.0%) if prepaid thereafter. This loan is secured by a first priority lien in favor of MidCap on all of the Company’s assets. The Company entered into customary pledge and guaranty agreements to evidence the security interest in favor of MidCap.

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect their intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of their organizational documents. Effective August 31, 2015, the parties further amended the $22.0 million revolving loan facility to extend the date for performing certain covenants thereto.

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly and annual financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect their intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) amend any of its organizational documents, (iv) except for certain permitted acquisitions, acquire any significant assets other than in the course of ordinary business, or (v) assume certain additional senior debt. Effective August 31, 2015, the parties amended the $3.0 million revolving loan facility to extend the date for performing certain covenants thereto.

At August 31, 2015, the Accounts Receivable Financing balance was $12,897,445.

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

On September 17, 2015, the Company effected a one-for-ten reverse stock split. Following the reverse split, the Company’s issued and outstanding shares of Common Stock decreased from 45,732,674 to 4,573,360. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

As of August 31, 2015 and May 31, 2015, the Company has issued and outstanding 4,573,360 and 4,368,905 common stock shares, respectively.

 The issuance of 1,073,851 common stock shares during the year ended May 31, 2015 is summarized below:

	Number of Common Stock Shares	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued to consultants	23,250	$215,000	$ 6.20-19.20
Shares issued for conversion of convertible notes payable	40,000	600,000	15.00
Shares issued in connection with accrued interest on convertible notes	791	11,868	15.00
Shares issued in connection with convertible notes	8,450	123,345	6.90
Shares issued in connection with amendment of convertible notes	2,604	16,923	6.50
Shares issued in connection with Series A convertible bonds	10,600	174,142	6.10
Shares issued in connection with amendment of Series A convertible bonds	9,290	93,781	6.50-13.90
Shares issued in connection with Series B convertible bonds	9,815	123,505	12.60
Shares issued to board and committees members	30,250	283,530	3.00-19.50
Shares issued as interest on debt	43,375	309,240	2.80-18.50
Shares issued to private placement agent	1,651	27,832	8.50-19.50
Shares issued in connection with conversion of accounts payable	23,662	215,674	8.40-17.30
Shares issued in connection with conversion of Initio promissory notes	305,603	2,290,210	6.50-7.501
Shares issued in connection with conversion of accrued interest and interest expense associated with Initio promissory notes	30,236	226,189	6.50-7.501
Shares issued for conversion of Series A bonds	370,969	3,709,655	10.00
Shares issued for conversion of Earn-out liability	113,405	340,215	3.00
Shares issued in connection with settlement agreement	27,500	255,750	9.30
Shares issued as a bonus	22,400	188,160	8.40

 The issuance of 204,456 common stock shares during the three months ended August 31, 2015 is summarized below:

	Number of Common Stock Shares	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued to consultants	10,246	$84,016	$8.20
Shares issued for conversion of convertible notes payable	125,000	507,146	4.10
Shares issued to board and committees members	4,250	34,000	8.00
Shares issued to employees	2,500	20,625	8.00
Shares issued pursuant to acquisition of subsidiary	62,460	512,168	8.20

 Convertible Preferred Shares

On May 29, 2015, the Company designated 1,663,008 shares of Preferred Stock as Series A Preferred Stock, par value $0.00001 per share. The Series A Preferred Stock has a stated value of $1.00 per share along with a twelve percent (12%) annual dividend payable monthly. Shares of the Series A Preferred Stock are convertible into shares of Common Stock at the holder’s election at any time prior to December 31, 2018 (“the Redemption Date”), at a conversion rate of thirteen hundredths (0.13) shares of Common Stock for every one share of Series A Preferred Stock that the Holder elects to convert. Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights.

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

Commencing on December 31, 2018 (“Redemption Date”), the Company shall redeem all of the shares of Series A Preferred Stock of each Holder, for cash or for shares of Common Stock in the Company’s sole discretion. If the Redemption Purchase Price is paid in shares of Common Stock, the holders shall initially receive thirteen hundredths (0.13) shares of Common Stock for each $1.00 of the Redemption Purchase Price. If the Redemption Purchase Price is paid in cash, the redemption price paid to each Holder shall be equal to the Stated Value for each share of Series A Preferred Stock, multiplied by the number of shares of Series A Preferred Stock held by such Holder, less the aggregate amount of dividends paid to such Holder through the Redemption Date.

As of August 31, 2015, the Company has issued and outstanding 1,663,008 Preferred Stock shares and accrued dividends totaling $99,780.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the common stock shares issued to shareholders at August 31, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$10.00 - $20.00	1,637,903	3.82	$15.80	1,637,903	$15.80

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2014	676,077	$19.70
Issued	569,826	15.00
Exercised	-	-
Expired	-	-
Outstanding at May 31, 2015	1,245,903	$17.60
Issued	392,000	10.00
Exercised	-	-
Expired	-	-
Outstanding at August 31, 2015	1,637,903	$15.80

Stock Options

2014 Equity Plan - On April 30, 2014, the board of directors adopted the 2014 Equity Plan (“Plan”). Under the Plan, the Company may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. Through May 31, 2014, a maximum of 150,000 common stock shares had been reserved for issuance under this plan. In July 2014, the Company increased the number of options to be issued to 250,000. The Plan expires on April 30, 2024. The board of directors will administer the plan unless and until the board of directors delegates administration to a committee, consisting of two (2) or more outside directors, as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. On April 30, 2014, the board of directors delegated the authority to administer the Plan to the combination of the Company’s Executive Chairman and President. They have the power to determine which persons who are eligible under the Plan will be granted option awards, when and how each option award will be granted, and the provisions and terms of each option award. With the resignation of the Company’s President, this delegated authority to the Executive Chairman and President has reverted back to the Company’s Compensation Committee.

On December 8, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share. The Company will amortize the modification expense of $104,759 over the remaining vesting term of the stock options.

During the three months ended August 31, 2015 and 2014, the Company recorded share-based payment expense of $87,451 and $22,596, respectively, in connection with all options outstanding. The amortization of share-based payment was recorded in Salaries and Wages expense.

Through August 31, 2015, the Company had granted 242,500 options to purchase common stock with an exercise price of $20.00 per share and 107,000 options to purchase common stock with an exercise price of $10.00 per share. On December 31, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share. There are 75,000 options with an exercisable term of five (5) years and all others have an exercisable term of ten (10) years. The vested options were 173,000.

The fair value of Stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$10.00 - $20.00
Market price at date of grant:	$3.00 - $19.90
Volatility:	50.57% - 162.519%
Expected dividend rate:	0
Expected terms (years):	5 - 10
Risk-free interest rate:	1.45% - 2.77%

A summary of the activity during the three months ended August 31, 2015 of the Company’s 2014 Equity Plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at May 31, 2014	190,000	$20.00	$-
Granted	147,000	17.20	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Decrease in weighted average exercise price due to modification (1)	-	$(4.10)	-
Outstanding at May 31, 2015	337,000	$13.10	$-
Granted	12,500	10.00	-
Exercised	-		-
Expired or cancelled	-		-
Outstanding at August 31, 2015	349,500	$13.00	$-

(1)	On December 8, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share.

The total compensation cost related to options not yet amortized is $987,033 at August 31, 2015. The Company will recognize this charge over the next forty-six (46) months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On February 24, 2013, the Company entered into an employment agreement with Darren Minton (“Minton Employment Agreement”), to serve as a Senior Vice President of the Company.   Pursuant to the terms of the Minton Employment Agreement, the Company will pay Mr. Minton $48,000 annually. Mr. Minton is also entitled to receive as additional compensation 2,000 common stock shares. On February 24, 2014, the Company entered into a new employment agreement with Mr. Minton to serve as Executive Vice President of the Company. Pursuant to the terms of the Minton Employment Agreement, the Company agreed to pay Mr. Minton $180,000 annually. Mr. Minton received an additional grant of 2,000 common stock shares. The employment agreement has a term of eighteen (18) months. In addition, the Company may terminate the Employment Agreement after four (4) months with 30-days’ notice.

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

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Brendan Flood (“Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the board of directors, as well as, Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192,000 (At August 31, 2015, the foreign currency year-to-date average exchange rate of 1.5387 makes this approximately $295,000) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index for All Urban Consumers for the Northeast Region as determined by the United States Department of Labor Bureau of Labor Statistics. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood is entitled to Gross Profit Appreciation Participation, which entitles the participants to ten (10%) of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of one hundred twenty percent (120%) of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level is sixty-two and one-half percent (62.5%). On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Flood Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment. Effective September 18, 2015, the Board appointed Brendan Flood, the Company’s Executive Chairman, to serve as the interim Chief Financial Officer while the Company actively searches for a permanent Chief Financial Officer.

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Matt Briand (“Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company, as well as, Chief Executive Officer of Monroe. Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Monroe. Mr. Briand will also be entitled to an annual bonus of up to fifty percent (50%) of his annual base salary based on reaching certain financial milestones. Additionally, Mr. Briand is entitled to Gross Profit Appreciation Participation, which entitles the participants to ten (10%) of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of one hundred twenty percent (120%) of the base year’s gross profit, up to $400,000. Mr. Briand’s participating level is thirty-seven and one-half percent (37.5%). On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Briand Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment. On January 27, 2015, Mr. Briand was given the additional title of President.

On March 17, 2014, the Company entered into an employment agreement with Jeff R. Mitchell (“Mitchell Employment Agreement”). Pursuant to the Mitchell Employment Agreement, Mr. Mitchell will serve as Executive Vice President and Chief Financial Officer. Mr. Mitchell will receive an annual base salary $250,000, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his role with Staffing 360 Solutions, Inc. Mr. Mitchell will also be entitled to an annual bonus of up to fifty percent (50%) of his annual base salary based on reaching certain milestones. Mr. Mitchell will also receive a grant of 12,500 common stock shares, issuable as follows: (i) 5,000 common stock shares on June 1, 2014, and (ii) 2,500 common stock shares on each one (1) year anniversary thereafter. In addition, Mr. Mitchell is entitled to 15,000 stock options to purchase common stock to be issued under the Company’s Stock Option Plan, which such stock options shall vest as follows: (i) 3,000 on March 17, 2014, and (ii) 3,000 on each one (1) year anniversary thereafter. The initial vesting of stock options have an exercise price of $20.00 per share (all options thereafter will have an exercise price of $10.00 per share), and are exercisable for a period of ten (10) years from the date of grant. The Mitchell Employment Agreement has a term of three (3) years. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment. On September 9, 2015, Mr. Mitchell submitted his resignation from his position as the Chief Financial Officer of the Company and all officer and director positions held in any subsidiary of the Company, effective on September 18, 2015.  Mr. Mitchell’s resignation was voluntary and not a result of any disagreement with the Company or its executive officers on any matter relating to the Company’s operations, policies or practices.

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

On July 8, 2015, pursuant to the terms of the Lighthouse Purchase Agreement, the Company entered into employment agreements with Alison Fogel (the “Alison Fogel Employment Agreement”) and David Fogel (the “David Fogel Employment Agreement”) and together the “Fogel Agreements”. The Alison Fogel Employment Agreement provides that Alison Fogel will serve as the President of Lighthouse and the David Fogel Employment Agreement provides that David Fogel will serve as the Vice President of Lighthouse. The terms of the Fogel agreements are otherwise substantially identical. The Fogel Agreements have terms of 2 years (subject to an additional 1 year extension at the option of either party, provided that if the Company elects to extend the Fogel Agreements, unless otherwise agreed by David and Alison Fogel, only one of the Fogel Agreements, as determined by the Alison and David Fogel, will be extended). Under the Fogel Agreements, they will each receive a salary of $100,000 per year, be eligible to receive an annual bonus, be entitled to participate in the Company’s equity incentive plan and be entitled to receive the same benefits provided to Lighthouse senior employees, which will be at least equivalent to those provided prior to the closing.

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

Pursuant to the TRG Acquisition (See Note 14 - Acquisitions), the TRG Purchase Price includes cash payments to the TRG Shareholders for performance-based compensation equal to the following percentages of TRG’s gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing, not to exceed $1,500,000: (i) twenty percent (20%) of the amount of TRG’s gross profit up to and including an aggregate of $5,000,000 during the Earn-Out Period; plus (ii) seven percent (7%) of the amount of TRG’s gross profit, if any, in excess of an aggregate of $5,000,000 during the Earn-Out Period. At closing, the Company estimated the performance-based compensation was $1,192,000. During the fiscal years ended May 31, 2015 and 2014, the Company paid $111,375 and $254,575 towards the Earn-out liability. On February 27, 2015, the Company satisfied this liability in full by issuing 113,405 common stock shares as part of the sale of TRG with an effective date of January 1, 2015.

Pursuant to the CSI Acquisition (See Note 14 - Acquisitions), the CSI Purchase Price includes cash payment to the NCSI Shareholders for performance-based compensation equal to twenty percent (20%) of CSI’s and CCSI’s consolidated gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing not to exceed a total of $2,100,000.  At closing, the Company estimated the performance-based compensation would be $2,100,000. During the three months ended August 31, 2015 and the fiscal year ended May 31, 2015, the Company paid $53,280 and $279,696, respectively, towards the Earn-out liability. At August 31, 2015 the remaining balance was $1,504,307.

Consulting Agreements

On February 15, 2013, the Company entered into an advisory agreement whereby the advisor was to provide assistance and advice in seeking out a potential merger or acquisition partners/targets. The Company agreed to pay $10,000 per month for a period of eighteen (18) months and would increase to $15,000 per month on the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. The Company agreed to further compensate advisor as its exclusive buy side advisor to locate and facilitate qualified businesses or companies that may desire to provide financing, (debt or equity) or fund the acquisition of certain of the stock or assets of such business transactions. The advisor was to receive a fee between one (1%) and ten (10%) percent of the total transaction, depending on the transaction value. The Company’s former Chairman of the board of directors, Principal Financial Officer, and Treasurer is the majority shareholder of the advisor. Such individual resigned from the board of directors and all officer positions as of January 3, 2014. This agreement was amended to continue through September 30, 2014. All obligations under this agreement have been paid in full.

On February 15, 2013, the Company entered into an advisory agreement whereby the advisor, would provide an investor awareness program designed to create financial market and investor awareness for the Company. The Company agreed to pay the advisor $5,000 per month for a period of eighteen (18) months, which expired in October 2014. On November 13, 2014, the Company entered into a new Advisory Agreement, effective as of January 1, 2015, pursuant to which the advisor may provide advisory services if requested by the Company for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay $300,000, in equal monthly installments of $25,000; and (b) grant 25,000 common stock shares on or before January 30, 2015; and (c) grant an additional 2,500 common stock shares valued at the last trade price at December 31, 2014, in complete settlement of any past due fees and costs owed. The Company’s former employee, President and Board Member is the majority shareholder of the advisor. Such individual resigned from the board of directors and all officer positions as of December 31, 2014. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015. The balance outstanding at August 31, 2015 is $125,000.

On February 14, 2013, the Company entered into a corporate services agreement whereby the advisor would provide assistance and advice in identifying potential merger or acquisition targets and integrating such acquired business into the Company for a period of eighteen (18) months. Pursuant to the agreement, for any merger and acquisition transaction, the advisor would receive a fee between three percent (3%) and five percent (5%) of the transaction value. Advisor would also receive equity compensation in the amount of two percent (2%) of the outstanding common stock shares on the date of the first acquisition, and one percent (1%) of the outstanding common stock shares on the date of the second transaction. All common stock shares issued under the agreement shall have “piggyback” registration rights at the Company’s election and shall be included in any registration statement filed by the Company with the Securities and Exchange Commission. Upon the closing of the first transaction, the Company would pay a monthly retainer of $5,000 per month. The Company would also pay two percent (2%) of the revenue of the Company for administrative services rendered. The agreement was terminable by either party upon ninety (90) days written notice. On April 26, 2013, the Company acquired TRG. As such, the advisor was issued 175,734 common stock shares based on the terms of the agreement. In February 2014, the Company issued the advisor an additional 15,000 common stock shares as full settlement and termination of the agreement. On March 1, 2014, the Company entered into a new twelve (12) month advisory agreement with the advisor agreeing to pay $5,000 per month and performance-based fees. On July 8, 2015, the Company acquired Lighthouse. As such, advisor was issued 10,460 common stock shares based on the terms of the agreement. All obligations under this agreement have been paid in full.

On August 22, 2013, the Company entered into a twelve (12) month advisory agreement agreeing to pay $3,000 and 5,000 common stock shares per month for advisory services. Specifically, the advisor was to provide support for business activities related to the Company’s consolidation model in the staffing industry. In addition, the advisor was to provide business and financial advice and services. On January 1, 2014, the parties amended the agreement increasing the advisory fee to $13,000 per month. On April 1, 2014, the parties agreed to extend the term of the agreement to April 1, 2015 and discontinued the monthly equity consideration of 500 common stock shares which was replaced with a one-time issuance of 20,000 common stock shares. At August 31, 2015, the remaining balance is $65,000.

On December 17, 2014, the Company entered into an exclusive agreement with a New York-based investment bank.  The investment bank provides services across a wide variety of potential financings as part of the Company's buy-and-build acquisition strategy, which includes, but is not limited to: convertible debt, secondary offerings and private placements. The Company agreed to pay investment bank varying percentages of capital raised based upon the type and structure of the financing. As of August 31, 2015, the Company has paid the investment bank an aggregate of $1,024,000 under the agreement. The initial term of retention was 180 days and could be extended or voided by either party if certain benchmarks were not achieved; otherwise, after the initial 180 day term, the agreement continued month to month unless cancelled with prior written notice. On July 9, 2015, the Company terminated the agreement. Although the agreement was terminated, there may be additional costs in finalizing this relationship.

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

Directors Agreements

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. From July 1, 2012 to June 30, 2013, Mr. Villard served as a member of the board of directors and as an advisor for the Company. The Company agreed to pay Mr. Villard $45,000, consisting of: (i) $22,500 of common stock shares based on the value equal to fifty (50%) of the per share price of the common stock sold in the private placement financing, and (ii) $22,500 of cash to be paid in monthly payments of $1,875. This agreement expired on June 30, 2013, but was continued by the Company on a month to month basis. Effective July 1, 2013, Mr. Villard entered into a new agreement with the Company, to serve as a member of the board of directors for $30,000 annually, payable $2,500 per month. Additionally, Mr. Villard was awarded 250 common stock shares per month.  In addition, effective January 1, 2014, Mr. Villard entered into a separate advisory agreement (“Villard Advisory Agreement”) for a term of one year for $30,000 per year, payable $2,500 per month, and 3,000 common stock shares, issued at 250 common stock shares per month. In April 2014, the Villard Advisory Agreement was terminated. For his services as an advisor in 2014, Mr. Villard was paid $10,000 and was awarded 10,000 common stock shares. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. For his service as Chairman of the Corporate Governance and Nominating Committee, Mr. Villard will receive an annual payment of $20,000, payable $1,667 per month. In addition, Mr. Villard will receive 83 common stock shares per month (1,000 common stock shares annually). In May 2014, Mr. Villard was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Villard will receive 83 common stock shares per month (1,000 common stock shares annually) for each committee. In September 2014, Mr. Villard was appointed to serve on the Restructuring Committee. For his service on the Restructuring Committee, Mr. Villard received a one-time grant of 2,500 common stock shares.

In February 2014, the Company entered into an agreement with Jeff Grout to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Grout will receive 250 common stock shares per month.  In addition, in February, 2014, Mr. Grout was named the Chairman of the Compensation Committee. For his service as Chairman of the Compensation Committee, Mr. Grout will receive an annual payment of $20,000, payable $1,667 per month. Mr. Grout will also receive 83 common stock shares per month (1,000 common stock shares annually). Mr. Grout was also named as a member of the Corporate Governance and Nominating Committee and the Audit Committee. For his service as a member of these committees, Mr. Grout will receive 83 common stock shares per month for each committee (1,000 common stock shares annually per committee).

In May 2014, the Company entered into an agreement with Nick Florio to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Florio will receive 250 common stock shares per month.  In addition, in May, 2014, Mr. Florio was named the Chairman of the Audit Committee. For his service as Chairman of the Audit Committee, Mr. Florio will receive an annual payment of $20,000, payable $1,667 per month. Mr. Florio will also receive 83 common stock shares per month (1,000 common stock shares annually). Mr. Florio was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Florio will receive 83 common stock shares per month (1,000 common stock shares annually). In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. For his service as Chairman of the Restructuring Committee, Mr. Florio received a one-time fee of 5,000 common stock shares. At the request of Mr. Florio, all cash payments and common stock issuances have been made in the name of Citrin Cooperman & Company, LLP.

Lease Obligations

The Company entered into multiple lease agreements for office space. The agreements require monthly rental payments through May 2020. Total minimum lease obligation approximate $569,947, $284,010, $136,416 and $299,130 for the years ended May 31, 2016, 2017, 2018 and beyond, respectively. For the three months ended August 31, 2015 and 2014, rent expense amounted to $255,514 and $285,283, respectively.

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

On December 31, 2014, NCSI filed an amended complaint to which NCSI added an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100,000, less amounts paid to date ($1,670,635 at December 31, 2014), required should the Company or NCSI “be unable, or admit in in writing, its inability to pay its debts as they become due.” The Company responded denying the material allegations and interposing numerous affirmative defenses. The Earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.

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

On June 3, 2015, NCSI filed a Motion for Entry of Judgment as Matter of Law seeking entry of a judgment in the amount of $154,433, plus accelerated earn-out payments in the amount of $1,152,143, plus statutory interest. NCSI did not challenge the jury verdict on the ability to pay issue. Also on June 3, 2015, the Company filed a Motion for Entry of Judgment as a Matter of Law seeking entry of judgment against NCSI on the jury’s finding that the Company had not complied with SPA § 2.7, or, in the alternative, for a reduction of damages to $54,452 and to hold that NCSI may not be awarded accelerated earn-out payments as that would result in an illegal penalty. As of July 1, 2015, the motions were fully briefed and submitted to the Court.

We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against this claim which we believe is not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

NOTE 13 – GEOGRAPHICAL SEGMENTS

For the three months ended August 31, 2015 and 2014, the Company generated revenue in the U.S., Canada and U.K. as follows:

	Three months ended August 31,
	2015	2014
	(Unaudited)
Revenue generated in the U.S.	$33,759,321	$30,324,167
Revenue generated in Canada	25,457	63,003
Revenue generated in the U.K.	2,098,740	2,187,831
Total Revenue	$35,883,518	$32,575,001

As of August 31, 2015 and May 31, 2015, the Company has assets in the U.S., Canada and U.K. as follows:

	August 31,	May 31,
	2015	2015
	(Unaudited)
Total Assets in the U.S.	$47,924,493	$40,682,286
Total Assets in Canada	58,856	57,713
Total Assets in the U.K.	1,224,331	1,592,256
Total Assets	$49,207,680	$42,332,255

As of August 31, 2015 and May 31, 2015, the Company has liabilities in the U.S., Canada and U.K. as follows:

	August 31,	May 31,
	2015	2015
	(Unaudited)
Total Liabilities in the U.S.	$35,846,345	$30,799,332
Total Liabilities in Canada	1,570	7,502
Total Liabilities in the U.K.	1,774,625	2,023,361
Total Liabilities	$37,622,540	$32,830,195

NOTE 14 - ACQUISITIONS

On April 26, 2013, the Company purchased all of the issued and outstanding common stock (“TRG Acquisition”) of TRG (subsequently renamed “Cyber 360, Inc.”). The aggregate consideration paid was $2,509,342, paid as follows: (i) cash at closing of $907,287; and (ii) 51,257 common stock shares valued at a price of $8.00 per share totaling $410,055. Additionally, the Company agreed to pay an earn-out of 20% of TRG’s gross profit over the next sixteen (16th) quarters, not to exceed $1,500,000. At closing, the Company estimated the performance-based compensation would be $1,192,000. During the fiscal year ended May 31, 2015, the Company paid $111,374 of the earn-out. This transaction was accounted for under the purchase method in accordance with ASC 805.

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

On November 4, 2013, the Company purchased all of the issued and outstanding common stock of CSI and its wholly owned subsidiary CCSI. The aggregate consideration paid for the CSI Acquisition was $3,530,454 (“CSI Purchase Price”), payable as follows: (i) cash of $1,311,454; and (ii) issuance of 13,600 common stock shares valued at a price of $8.75 per share totaling $119,000. Additionally, the Company agreed to pay a performance-based earn-out equal to twenty percent (20%) of CSI’s and CCSI’s consolidated gross profit through the end of the sixteenth (16th) quarter, not to exceed a total of $2,100,000. As of the quarter ended August 31, 2015, the Company paid $595,693 of the earn-out. At August 31, 2015, the balance of the Earn-out liability was $1,504,307. This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the CSI Acquisition, the Company identified and recognized intangible assets of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was over fifteen (15) years. This resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. During the fiscal year ended May 31, 2015 and 2014, the Company recognized amortization expense of $91,099 and $107,654, respectively. The impairment analysis performed as of May 31, 2014 and November 30, 2014, resulted in the Company impairing trade name, customer relationships and employment agreements/non-competes in the amount of $10,025 and $703,222, respectively. The intangible asset balance, net of impairment and accumulated amortization, at November 30, 2014 was $0 and remains $0 at August 31, 2015.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$1,475,716
Intangible assets	912,000
Goodwill	1,287,609
Total	$3,675,325

LIABILITIES:
Current liabilities	$144,871
Net purchase price	$3,530,454

On January 3, 2014, the Company purchased all of the issued and outstanding common stock (“Initio Acquisition”) of Initio and its respective Subsidiaries.  The aggregate consideration paid was $13,289,563, paid as follows: (i) cash at closing of $6,440,000; (ii) 329,670 restricted common stock shares valued at $8.75 per share totaling $2,884,614; and (iii) three (3) year promissory notes totaling $3,964,949, each bearing interest at six percent (6%) per annum, amortized straight line over five (5) years. (See Note 6 – Promissory Notes). Upon closing of the Initio Acquisition, certain of the Initio Shareholders were appointed to the Company’s board of directors and entered into employment agreements. Initio was renamed Staffing (UK). This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the acquisition of Staffing (UK), the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. During the three months ended August 31, 2015 and 2014 the Company recognized amortization expense of $427,329 and $427,329, respectively. The Company will recognize amortization expense of $1,281,988 in the remainder of fiscal year ending 2016, $1,709,317 in the fiscal year ending 2017, $1,118,796 in the fiscal year ending 2018, $292,428 each year in the fiscal years 2019 through 2028 and $170,372 in the fiscal year ended 2029. The Intangible asset balance, net of accumulated amortization, at May 31, 2015 is $7,462,604.

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

In connection with the acquisition of Poolia UK, the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the three months ended August 31, 2015 and 2014, the Company recognized amortization expense of $29,083 and $29,083, respectively. The Company will recognize amortization expense of $87,248 in the remainder of fiscal year ending 2016, $116,330 in the fiscal year ending 2017 and $87,248 in the fiscal year ending 2018. At August 31, 2015, the Intangible asset balance, net of accumulated amortization, is $290,826.

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

The aggregate consideration paid for PS was $8,387,108, paid as follows: (i) cash of $2,705,675; (ii) 112,737 restricted common stock shares valued at $19.30 totaling $2,175,814; (iii) an unsecured promissory note of $2,367,466; and (iv) the Net Working Capital of $1,138,153.

In connection with the forty-nine percent (49%) acquisition of PRS, the Company recorded a non-controlling interest totaling $572,900. The results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. Through the quarter ended August 31, 2015, the Company recorded net income attributable to non-controlling interest totaling $1,038,789.

In connection with the acquisition of PS, the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the three months ended August 31, 2015 and 2014, the Company recognized amortization expense of $153,619 and $153,619, respectively. The Company will recognize amortization expense of $460,856 in the remainder of fiscal year ending 2016, $614,475 in the fiscal year ending 2017, $590,922 in the fiscal year ending 2018, $49,200 each year in the fiscal years 2019 through 2028 and $47,150 in the fiscal year ended 2029. At August 31, 2015, the Intangible asset balance, net of accumulated amortization, is $2,205,403.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$2,878,448
Intangible assets	2,999,100
Goodwill	4,789,880
Total	$10,667,428

LIABILITIES:
Current liabilities	$1,707,420

Non-controlling interest	572,900
Net purchase price	$8,387,108

On July 8, 2015, the Company purchased one hundred percent (100%) of the membership interests in Lighthouse Placement Services, LLC. The aggregate purchase price was $6,133,521, paid as follows: (i) cash of $2,498,379; (ii) 62,460 restricted common stock shares valued at $8.20 totaling $512,168; (iii) three (3) year unsecured promissory note of $2,498,379 and (iv) two (2) year unsecured promissory note of $624,595. This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the Lighthouse Acquisition, the Company identified and recognized intangible assets of $2,269,403 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was over fifteen (15) years. This resulted in the sum of the future net cash flows discounted to its present day value. The fair value allocation for the trade name, customer relationships and employment agreements/non-competes resulting from the acquisition of Lighthouse was based on management’s estimates. The Company intends to retain the services of an independent valuation expert to determine the fair market value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on July 8, 2015. The Company anticipates this will be completed prior to filing its May 31, 2016 Form 10-K Annual Report and reflected in its upcoming audited consolidated financial statements at such date. During the three months ended August 31, 2015 and 2014, the Company recognized amortization expense of $75,817 and $0, respectively. The Company will recognize amortization expense of $341,177 in the remainder of fiscal year ending 2016, $454,903 in the fiscal year ending 2017, $454,903 in the fiscal year ending 2018, $454,903 in the fiscal year ending 2019, $75,391 in the fiscal year ending 2020, $40,890 each year in the fiscal years 2021 through 2030 and $3,408 in the fiscal year ending 2031. At August 31, 2015, the Intangible asset balance, net of accumulated amortization, is $2,193,586.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$153,990
Intangible assets	2,269,403
Goodwill	3,864,118
Total	$6,287,511

LIABILITIES:
Current liabilities	$153,990
Net purchase price	$6,133,521

The following unaudited pro forma consolidated results of operations have been prepared, expressed in rounded thousands, as if the acquisition of CSI, Initio, Poolia UK, PS and Lighthouse had occurred as of June 1, 2014:

	Three months ended August 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$37,486,146	$37,276,413

Net loss from continuing operations	$(1,621,933)	$(4,314,346)

Net loss per share from continuing operations	$(0.36)	$(1.27)

Weighted average number of common stock shares – Basic and diluted	4,518,370	3,392,373

NOTE 15 - SUBSEQUENT EVENTS

On September 9, 2015, Jeff R. Mitchell submitted his resignation from his position as the Chief Financial Officer of the Company and all officer and director positions held in any subsidiary of the Company, effective on September 18, 2015.  Mr. Mitchell’s resignation was voluntary and not a result of any disagreement with the Company or its executive officers on any matter relating to the Company’s operations, policies or practices.

On September 16, 2015, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its authorized and outstanding shares of Common Stock at a ratio of 1 for 10 effective on September 17, 2015. The authorized capital stock of the Company consists of 20,000,000 shares of Common Stock and 20,000,000 shares of preferred stock, par value $0.00001.

Effective September 18, 2015, the Board appointed Brendan Flood, the Company’s Executive Chairman, to serve as the interim Chief Financial Officer while the Company actively searches for a permanent Chief Financial Officer.

On September 29, 2015, the Company issued a press release announcing that its common stock had been approved for listing on the NASDAQ Capital Market effective upon the opening of trading on September 29, 2015.

On October 2, 2015, the Company filed a Form S-8 to register up to 465,800 shares of our common stock, consisting of 450,000 shares of Common Stock which may be issued under the 2015 Omnibus Incentive Plan and 15,800 shares of Common Stock issuable as stand-alone stock awards granted on September 13, 2015 to various employees.

For the period from September 1, 2015 to October 15, 2015, the Company issued 27,500 common stock shares to various consultants for services rendered.

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

On June 28, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada, whereby increasing the authorized number of common stock shares from 75,000,000 to 200,000,000. Additionally, this amendment authorized the issuance of up to 20,000,000 shares of Preferred Stock.

On November 4, 2013, the Company purchased all of the issued and outstanding common stock (“CSI Acquisition”) of Control Solutions International, Inc. (“CSI”) and its wholly owned subsidiary, Canada Control Solutions International, Inc., an Ontario, Canada corporation (“CCSI”) from the shareholders of NewCSI, a Delaware corporation. The aggregate consideration paid was approximately $3.5 million, payable in cash, common stock and a percentage of future gross profits from CSI and CCSI. (See Note 14 - Acquisitions).

On January 3, 2014, the Company purchased all of the issued and outstanding common stock of Initio International Holdings Limited (“Initio”), a company organized under the laws of England and Wales, and its respective subsidiaries (“the Subsidiaries”).  The aggregate consideration paid was approximately $13.29 million, payable in cash, common stock and promissory notes. Certain Initio shareholders have been appointed to the Company’s board of directors, entered into employment agreements with the Company, and Initio was renamed Staffing (UK). (See Note 14 - Acquisitions).

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

On February 27, 2015, the Company entered into a Stock Purchase Agreement, pursuant to which it sold all of the issued and outstanding shares of Cyber 360 to some of the former owners of Cyber 360, effective as of January 1, 2015, for an aggregate purchase price of $1.00. In connection with this transaction, the Company issued 113,405 common stock shares at a price of $10.00 per share in full settlement of any remaining obligations associated with the earn-out from the original purchase of Cyber 360.

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

On July 8, 2015, the Company completed its seventh acquisition by purchasing one hundred percent (100%) of the members interests in Lighthouse. The aggregate purchase price was $6,133,521, paid as follows: (i) cash of $2,498,379; (ii) 62,460 restricted common stock shares valued at $8.20 totaling $512,168; (iii) three (3) year unsecured promissory note of $2,498,379 and (iv) two (2) year unsecured promissory note of $624,595.

Operating History

We began generating revenue in October 2012. To date, the Company has purchased seven (7) operating businesses: Cyber 360, CSI, Staffing (UK), Poolia UK, PSI, forty-nine percent (49%) of PRS, and Lighthouse. Our business plan is to expand and grow through multiple acquisitions while continuing to supplement this with above average market organic growth. The Company, less the discontinued operations of Cyber 360, which was sold effective January 1, 2015, generated revenue of $172,225, $41,198,162 and $128,829,330 for the fiscal years ended May 2013, 2014 and 2015, respectively. The Company generated revenue of $35,883,518 for the three months ended August 31, 2015. This growth has been achieved primarily through acquisitions, while existing operations continue to grow organically at a robust pace.

Through the date of this filing, the Company raised capital by conducting financings through debt and equity transactions as follows:

•	In April 2014, the Company commenced its best efforts private offering of twelve percent (12%) Series A Bonds with seventy (70) accredited investors. In fiscal 2014 and 2015, the Company raised $2,998,500 and $1,060,000, respectively and on July 29, 2014, the Company completed the Series A Bond offering for an aggregate of $4,058,500. In addition to the Series A Bonds, each Purchaser of the Bonds received equity consideration at a rate of 500 common stock shares for each $50,000 investment for a total of 40,585 common stock shares.

•	From April 21, 2014 through May 27, 2014, the Company raised $950,000 from two (2) accredited investor through the issuance of five (5) short-term, twelve percent (12%), convertible promissory notes. The holders of these notes received an aggregate of 19,000 common stock shares. These notes had varying maturity dates.

•	From May 14, 2014 through May 19, 2014, the Company raised $600,000 from five (5) accredited investors through the issuance of five (5) short-term twelve percent (12%) convertible promissory notes. These note holders received an aggregate of 12,000 common stock shares. On July 14, 2014, all five (5) of these holders converted $600,000 of principal into forty thousand (40,000) common stock shares and $11,868 of unpaid interest into 791 common stock shares.

•	On May 27, 2014, the Company raised $50,000 from one (1) accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. The note holder received 1,000 common stock shares. On July 25, 2014, the Company repaid this note, including all unpaid interest.

•	On June 22, 2014, the Company raised $100,000 from one (1) accredited investor through the issuance of one (1) short-term twelve percent (12%) convertible promissory note. The note holder received 2,000 common stock shares. In August 2014, this note was repaid in full.

•	In June 2014, the Company issued a non-interest bearing promissory note in the amount of $100,000 to a director and shareholder of the Company. The promissory note was due upon demand. The Company issued 500 common stock shares to the note holder as additional consideration. In June 2014, the Company repaid this promissory note in full.

•	In July 2014, the Company issued three (3) non-interest bearing promissory notes in the aggregate amount of $280,000 to three (3) related parties. The promissory notes were due upon demand. The first was issued on July 16, 2014 to a company owned by a former employee, Vice Chairman, President and Secretary of the Company, in the amount of $30,000. On July 25, 2014, this note was paid in full. The second was issued on July 17, 2014 to the Company’s former Chief Financial Officer, in the amount of $150,000. The Company issued 1,000 common stock shares to the former Chief Financial Officer as additional consideration. On July 25, 2014, this note was paid in full. The third was issued on July 8, 2014 to a company of which a director and shareholder of the Company is a Managing Member in the amount of $100,000. The Company issued 700 common stock shares to the note holder as additional consideration. On July 29, 2014, this note was paid in full.

•	Effective July 25, 2014, the Company joined with its subsidiaries, Monroe, PSI and PRS, (collectively the “Borrowers”), in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement with Wells Fargo Bank, NA. This facility increased the line of credit amount from $14,000,000 to $15,000,000 and modified the covenants to permit transferring of funds amongst the Borrowers. All other terms and conditions remained unchanged.

•	In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which a former director and shareholder of the Company is a Managing Member. The promissory note was due upon demand. The Company issued 750 common stock shares to the note holder as additional consideration. On August 28, 2014, this note was paid in full.

•	In July and August 2014, the Company issued promissory notes to Sterling National Bank totaling $625,000. These notes bore interest at eighteen percent (18%) per annum and was due upon demand. On or before October 3, 2014, these notes and interest of $7,277 were paid in full.

•	In August 2014, the Company issued a twelve percent (12%) interest bearing promissory note in the amount of $150,000 to a brother of a former employee, Vice Chairman, President and Secretary of the Company. The promissory note was due upon demand. The Company issued 1,500 common stock shares to the note holder as additional consideration. This note has been paid in full.

•	On September 2, 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which a former director and shareholder of the Company is a Managing Member. The promissory note was due upon demand. The Company issued 750 common stock shares to the note holder as additional consideration. This note has been paid in full.

•	On September 15, 2014, the Company issued a non-interest bearing promissory note in the amount of $50,000 to a company owned by a former director and shareholder of the Company. The promissory note is due upon demand. The Company issued 250 common stock shares to the note holder as additional consideration. This note has been paid in full.

•	On November 24, 2014, the Company completed its Series B Bond offering of twelve percent (12%) convertible bonds with twenty-one (21) accredited investors. The Company issued Bonds in the aggregate of $981,500. The Company issued 9,815 common stock shares as equity consideration to the bondholders. In addition, the Company issued 589 common stock shares to the placement agent.

•	On December 10, 2014, the Company issued a twelve percent (12%) convertible note in the amount of $100,000. The Company issued 1,000 common stock shares as additional consideration. On May 11, 2015, the parties agreed to extend the maturity date of the note, $100,000 in principal and $11,474 in accrued interest, to October 15, 2015 in exchange for 2,787 common stock shares valued at $18,115. At August 31, 2015, the principal amount outstanding was $100,000.

•	On December 16, 2014, the Company issued a promissory note to Sterling National Bank in the amount of $250,000. The note bore interest at eighteen percent (18%) per annum and had a maturity date of March 31, 2015. This note has been paid in full.

•	On February 5, 2015, the Company issued a convertible promissory note in the amount of $204,000. The note bears interest at eight percent (8%) per annum, contains a graduating prepayment premium ranging between ten percent (10%) and thirty-five percent (35%) and becomes convertible after 180 days and matures on November 2, 2015. This note has been paid in full.

•	On April 8, 2015, the Company cancelled the Wells Fargo Credit Facility. Associated with this cancellation, the Company paid an early termination fee of $100,000. The balance outstanding under this facility is zero.

•	On April 8, 2015, Monroe and PSI entered into a four (4) year $22 million revolving loan facility with MidCap Funding X Trust (“MidCap”), with the option to increase the amount to up to $47.0 million. The interest rate is four percent (4.0%) plus LIBOR, with a LIBOR floor of 1.0% per annum. In connection with the Company’s acquisition of Lighthouse, the agreement was amended on July 13, 2015 to join Lighthouse and the Company’s existing subsidiary, Faro Recruitment America, Inc., as borrowers. At August 31, 2015, the balance outstanding was $10,433,393.

•	On April 8, 2015, PRS entered into a four (4) year $3 million revolving loan facility with MidCap. The Company holds a forty-nine (49%) equity interest in PRS. The interest rate is four percent (4.0%) plus LIBOR, with a LIBOR floor of 1.0% per annum. At August 31, 2015, the balance outstanding was $1,205,049.

•	On April 8, 2015, the Company entered into a four (4) year term loan and a four (4) year additional term loan in the amounts of $3,000,000 and $700,000, respectively with MidCap. The loans bear interest at nine percent (9.0%) plus LIBOR and four percent (4.0%) plus LIBOR, respectively, with a LIBOR floor of one percent (1.0%). Through the date of this filing, the Company has repaid $250,000 towards the term loan leaving a balance of $2,750,000 and repaid $0 towards the additional term loan leaving a balance of $700,000.

•	On June 23, 2015, the Company issued a six (6) month $359,000 convertible promissory note. The financing had an OID of $54,000 and is convertible into common stock at a price of $11.50 per share. This note remains outstanding as of the date of this filing.

•	On July 8, 2015, the Company issued a twenty-one (21) month $3.92 million convertible debenture. The financing had an OID of twelve percent (12%) and is convertible into common stock at a price of $10.00 per share at lender’s election. In connection with the financing, the Company issued 125,000 common stock shares and certain common stock purchase warrants. The primary purpose of this financing was to fund the Lighthouse Acquisition. This note remains outstanding as of the date of this filing.

•	On July 24, 2015, the Company, through its wholly owned subsidiary CSI, issued a promissory note to Sterling National Bank in the amount of $350,000. The note bears interest at eighteen percent (18%) per annum and has a maturity date of October 24, 2017. This note remains outstanding as of the date of this filing.

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

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The approved Restructuring Plan authorized management to approach existing debt holders with this proposal. The Company offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations. The Company exchanged equity with a fair value in excess of the aggregate amount of debt being extinguished. Upon execution of all necessary agreements, the Company recognized a loss on the transaction. In accordance with ASC 470-40-2, the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in the period of extinguishment as losses or gains. Gains and losses shall not be amortized to future periods. The modification expense was measured at fair value on the date of the agreement and recorded in accordance with ASC 470-40-2; and

o	Notes Payable and Other Debt obligations: The Restructuring Plan offered a meaningful incentive to outstanding Notes Payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment; Note holders converted $3,056,030 of principal and interest into 335,839 common stock shares and 369,423 warrants exercisable for a term of ten (10) years at $12.50. This action is anticipated to reduce the Company’s future cash outflows by approximately $889,000 in the calendar year of 2015, and by a further $2,313,000 in the calendar year of 2016.

o	Modification of Series A Bonds: The Restructuring Plan modified the terms of the Series A Bonds conversion price from $15.00 to $10.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest into common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash; Bondholders converted $3,709,655 of principal and interest into 370,969 common stock shares and 185,486 warrants exercisable for a term of three (3) years at $20.00. The Company recorded a modification expense of $2,927,959 related to changing the conversion price of these bonds.

o	Modification of Series B Bonds: The Restructuring Plan modified the terms of the Series B Bonds conversion price from $15.00 to $12.00 with the intention of providing a meaningful incentive for the Series B Bond holders to convert their principal and interest into common stock by the maturity date of September 30, 2015, rather than redeem for cash. No Bondholders have elected to convert as of August 31, 2015. The Company recorded a modification expense of $154,489 related to changing the conversion price of these bonds and payment of amounts outstanding is due by October 30, 2015;

o	Earn-out Liabilities: The Restructuring Plan offered a meaningful incentive to the Earn-out liability holders to convert their contingent future payments to common stock rather than cash payments. In conjunction with the sale of Cyber 360, effective January 1, 2015, the former shareholders of TRG were offered the opportunity and elected to convert their remaining Earn-out liability of $1,134,050 into common stock shares at $10.00 per share. As a result, the Company issued 113,405 common stock shares and recorded a gain on conversion of earn-out of $485,835 on February 27, 2015.

•	Operational and Corporate commitments: The approved Restructuring Plan authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with this restructuring. In accordance with ASC 470-25-12, which states, a liability for costs to terminate a contract before the end of its term shall be recognized when the entity terminates the contract in accordance with the contract terms. These amounts were recorded in the operating section of the Statement of Operations on a line item titled Reorganization of Business Expenses and a liability for the amount owed on the balance sheet.

o	Consulting Agreements: The Company cancelled various on-going consulting agreements. The measurement date to record the expense was the date upon which the Company decided to cancel the agreement. The Company expensed $73,875 as a result of the cancellation of these agreements. This action is anticipated to reduce the Company’s cash outflows by approximately $432,000 in the calendar year of 2015.

o	Employment: The Company severed employment with an employee. The measurement date to record the expense was the date upon which the Company agreed to separate employment. The Company expensed $691,966 related to the aforementioned severed employment. This action is anticipated to increase the Company’s future cash outflows by approximately $50,000 during the calendar year of 2015, and thereafter to reduce the Company’s future cash outflows by approximately $624,000 annually in perpetuity.

o	Restructuring Fees: The Company estimated the cost associated with this restructuring to be approximately $175,000. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs have been and will continue to be expensed as incurred. To date, these fees have totaled $792,650 and are properly classified in Professional fees - Restructuring.

Results of Operations

The Company continues to aggressively pursue and acquire staffing companies. To date the Company has acquired seven (7) staffing companies. While two (2) of our acquisitions have under-performed from a GAAP perspective, and we have since divested Cyber360, we view our M&A program in its totality as a success. In the medium to long-term we will view this impairment as a cost of getting our growth program in place.

From a revenue perspective, the Company delivered $35.9 million for the quarter. The Company believes the acquisitions consummated during calendar years 2014 and 2015 are performing as expected. We are confident that we can continue to grow these businesses and that they will allow us to attract further acquisitions in line with our stated Strategic Plan of achieving $300 million of annualized revenue.

The Company is vigilant in managing its operations and has developed a “Pathway to Profitability” program that is monitored constantly. This Pathway to Profitability includes overhead control, operational reviews, cash management, adequate capitalization, and our merger & acquisition program. Young, growing companies often confront struggles such as integration, financing, etc. We have invested for our future in building a strong corporate team which allows stronger financial reporting, compliance and commercial management. This investment has contributed to our losses in the short-term but we believe we will not need material additions to it as we grow, both organically and through acquisition.

The following table sets forth the results of our operations for the quarters ended August 31, 2015 and 2014 and as a percentage of revenue:

	Quarters Ended August 31,
	2015		2014

Service revenue	$35,883,518	100%	$32,575,001	100%
Direct cost of services	(29,563,065)	82%	(26,910,906)	83%
Gross profit	6,320,453	18%	5,664,095	17%
Operating expenses	(6,979,131)	19%	(7,063,503)	22%
Loss from operations	(658,678)	2%	(1,399,408)	4%
Other expenses	(1,032,555)	3%	(3,226,398)	10%
Net loss	$(1,691,233)	5%	$(4,625,806)	14%

Service revenue

We began to generate revenue in October 2012. As of August 31, 2015, the Company had five (5) operating entities – CSI, Staffing (UK), Poolia UK, PSI and PRS.

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

Lighthouse was acquired on July 8, 2015. It provides temporary staffing and permanent placement services primarily in the IT sector. Revenue is derived from gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.

For the quarter ended August 31, 2015, we had revenue of $35,883,518 compared to $32,575,001 for the quarter ended August 31, 2014. The increase in revenue is due to organic growth coupled with the revenue generated by the Lighthouse acquisition completed during the quarter.

Direct cost of services

Cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the quarters ended August 31, 2015 and 2014, cost of revenue was $29,563,065 and $26,910,906, respectively. The increase is due to organic growth coupled with additional costs incurred by the Lighthouse acquisition completed during the quarter.

Gross profit and gross margin

Our gross profit for the quarters ended August 31, 2015 and 2014 was $6,320,453 and $5,664,095, respectively, representing gross margin of 18% and 17% respectively. Gross margin as a percentage of revenue is unchanged compared to the full year ended May 31, 2015 and is approximately in line with our expectations for gross margin as a percentage of revenue if our business mix remains as it is currently.

Operating expenses

For the quarter ended August 31, 2015, operating expenses amounted to $6,979,131 as compared to $7,063,503 for the quarter August 31, 2014, a decrease of $84,372. As well as decreasing slightly on an absolute basis, as a percentage of revenue, we saw an improvement from 22% for the quarter ended August 31, 2014 to 19% for the quarter ended August 31, 2015. As we continue to grow revenue and further leverage our existing support functions, we expect operating expenses as a percentage of revenue to continue to trend lower. For the quarters ended August 31, 2015 and 2014, operating expenses consisted of the following:

	Quarters Ended August 31,
	2015	2014
General and administrative	$1,419,488	$1,449,490
Compensation	4,161,079	3,816,549
Director and consulting fees – Related parties	71,500	186,758
Depreciation and amortization	737,116	694,811
Professional fees	589,948	915,895
Total operating expenses	$6,979,131	$7,063,503

For the quarter ended August 31, 2015, the decrease in our operating expenses as compared to the quarter ended August 31, 2014 was primarily attributable to:

•	A decrease of $30,002 in general and administrative expenses for the quarter ended August 31, 2015 as compared to the quarter ended August 31, 2014. The decrease is attributable to the implementation of the Company’s business plan in acquiring Lighthouse during the quarter ended August 31, 2015 as well as the continuation of the Company’s action to reduce short and medium-term debt service obligations, consulting/advisory agreements, employment costs and other corporate commitments. General and administrative expenses declined from 4.4% of revenue to 4.2% from the quarter ended August 31, 2014 to the quarter ended August 31, 2015, respectively. Excluding expenses attributable to Lighthouse, general and administrative expenses declined on an absolute basis.

•	An increase in compensation of $344,530. The increase is primarily attributable to the implementation of the Company’s business plan in acquiring Lighthouse during the quarter ended August 31, 2015, coupled with increased commissions on higher gross margin. For the quarters ended August 31, 2014 and 2015, compensation expense declined slightly as a percentage of revenue from 11.7% to 11.6% and is approximately in line with our expectation as the Company continues to grow.

•	A decrease of $115,258 in director and consulting fees to related parties incurred for administrative overhead services and business development services is primarily attributable to the Company’s review of and subsequent decrease in related party consulting agreements primarily related to investor relations and raising capital.

•	An increase of $42,305 in depreciation and amortization expense for the quarter ended August 31, 2015 as compared to the quarter ended August 31, 2014. Amortization expense relates to the amortization of intangible assets related to the acquisitions of Control Solutions International on November 4, 2013, Staffing UK on January 3, 2014, Poolia on February 28, 2014, PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. on May 17, 2014, and Lighthouse Placement Services LLC on July 8, 2015. The Company’s intangible assets are being amortized on a straight line basis over the estimated life of four (4) years except for Trade Names which are being amortized over fifteen (15) years. Depreciation expense relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	A decrease of $325,947 in professional fees in the quarter ended August 31, 2015 as compared to the quarter ended August 31, 2014. The decrease primarily relates to the Company’s review of and subsequent decrease in most professional fee categories, as well as a decrease in professional fees related to acquisitions in the quarter ended August 31, 2015. For the quarters ended August 31, 2015 and 2014, professional fees declined as a percentage of revenue from 2.8% to 1.6%.

Other Expenses

For the quarters ended August 31, 2015 and 2014, we incurred interest and financing expense of $1,027,992 and $3,341,033, respectively, relating to interest for convertible notes and other notes payable, accounts receivable financing, amortization of beneficial conversion feature, debt discount and deferred financing costs.

Net Loss

As a result of the factors described above, our net losses for the quarters ended August 31, 2015 and 2014 were $1,691,233 and $4,625,806, respectively, or a net loss per common share of $(0.38) and $(2.39) (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we funded our operations through promissory notes, bonds, convertible notes, private placement offerings and from advances from our majority shareholders/officers/directors.

As of August 31, 2015, the Company had a working capital deficiency of $7,566,749, and had an accumulated deficit of $36,134,337 and for the quarter ended August 31, 2015 has a net loss and net cash provided by (used in) operations of $1,691,233 and $576,497, respectively. In addition, the Company owes the State of Connecticut approximately $419,000 in past due SUTA tax. The Company has also accrued approximately $60,000 in penalties and interest.

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

As a result of our current and future potential financings, we believe that we will be able to implement our business plan and pursue the acquisition of a broad spectrum of staffing agencies primarily in the accounting and finance, IT, engineering, administration and light industrial sectors. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Currently, dilutive common share equivalents totaling 3,282,817 consist of shares issuable upon the conversion of existing convertible notes, convertible Preferred Stock and the exercise of stock options and warrants.

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

Operating activities

For the quarter ended August 31, 2015, net cash provided by operations of $576,497 was primarily attributable to the net loss of $1,691,233 offset by changes in operating assets and liabilities totaling $699,119, which primarily relates to a decrease in accounts receivable of $54,774, decrease in prepaid expenses and other current assets of $336,858, increase in other assets of $224,425, decrease in accounts payable and accrued expenses of $565,100, increase in accrued payroll and taxes of $1,137,141, decrease in accounts payable – related parties of $50,000, increase in interest payable – long-term of $22,356 and a decrease in other current liabilities of $12,485, non-cash adjustments of $1,568,611 of depreciation and amortization totaling $1,323,490, share based compensation totaling $225,467, modification expense of $5,214, gain on settlement of debt of $35,450, and dividends accrued of $49,890. Cash used in operations of $1,933,659 in 2014 was primarily attributable to the net loss of $4,625,806 offset by changes in operating assets and liabilities totaling $1,028,044, which primarily relates to a increase in accounts payable and accrued expenses of $628,674, increase in accrued payroll and taxes of $260,424, decrease in accounts payable – related party of $43,580, decrease in prepaid expenses and other current assets of $84,422, decrease in other assets of $6,869 and an increase in accounts receivable of $1,928,465, non-cash adjustments of $3,682,096 of depreciation and amortization of $3,583,833, change in fair value of goodwill of $81,149 and share based compensation of $217,004.

Investing activities

For the quarter ended August 31, 2015, net cash flows used in investing activities was $2,625,463 and was attributable to the purchase of fixed assets of $64,637, payments due to sellers of $9,167, payments of $53,280 made for the earn-out agreement relating to the acquisition of CSI on November 3, 2013 and cash paid for purchase of subsidiary (Lighthouse) of $2,498,379. For the quarter ended August 31, 2014, net cash flows used in investing activities was $1,489,874 and was attributable to the purchase of fixed assets of $53,844, payments due to sellers totaling $1,308,009 and the payments of $128,021 made for the earn-out agreement relating to the acquisition of Cyber 360 on April 26, 2013 and CSI on November 3, 2013.

Financing activities

For the quarter ended August 31, 2015, net cash flows provided by financing activities totaled $2,846,606 and was attributable to proceeds of $3,805,000 from the issuance of convertible promissory notes, net of original issue discounts totaling $474,000 and proceeds of $350,000 from the issuance of promissory notes. In addition, the Company recorded deferred finance costs of $464,467, repaid $275,445 in convertible notes, made payments relating to accounts receivable financing of $118,173, and repaid promissory notes of $450,309. For the quarter ended August 31, 2014, net cash flows provided by financing activities totaled $2,738,279 and was attributable to proceeds relating to accounts receivable financing of $2,095,649, proceeds of $100,000 from the issuance of convertible promissory notes, proceeds of $1,280,000 from the issuance of promissory notes and proceeds of $1,060,000 from the issuance of convertible bonds. In addition, the Company recorded deferred finance costs of $147,095, repaid $300,000 in convertible notes, and repaid promissory notes of $1,350,275.

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

Change in Internal Control over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended August 31, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

On December 31, 2014, NCSI filed an amended complaint to which NCSI added an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100,000, less amounts paid to date ($1,670,635 at December 31, 2014), required should the Company or NCSI “be unable, or admit in in writing, its inability to pay its debts as they become due.” The Company responded denying the material allegations and interposing numerous affirmative defenses. The Earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.

The final pretrial conference in this matter was held April 22, 2015. A jury was selected on May 14, 2015, and the trial was held May 18-20, 2015. On May 20, 2015, the jury rendered a verdict, finding that the Company had not complied with SPA § 2.7 and owed $154,433, but that NCSI had not proved that the Company or NCSI had become unable to pay debts as they came due. The Court had held that it was not a question for the jury to decide if damages for breach of SPA § 2.7 should include accelerated earn-out payments.

On June 3, 2015, NCSI filed a Motion for Entry of Judgment as Matter of Law seeking entry of a judgment in the amount of $154,433, plus accelerated earn-out payments in the amount of $1,152,143, plus statutory interest. NCSI did not challenge the jury verdict on the ability to pay issue. Also on June 3, 2015, the Company filed a Motion for Entry of Judgment as a Matter of Law seeking entry of judgment against NCSI on the jury’s finding that the Company had not complied with SPA § 2.7, or, in the alternative, for a reduction of damages to $54,452 and to hold that NCSI may not be awarded accelerated earn-out payments as that would result in an illegal penalty. As of July 1, 2015, the motions were fully briefed and submitted to the Court.

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

Date: October 15, 2015	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: October 15, 2015	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)