Form 10-Q
period 2015-11-30
Staffing 360 Solutions, Inc.
filed 2016-01-14
CIK 1499717

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

As of January 14, 2016, there were 4,903,569 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2015	May 31, 2015
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$1,040,939	$19,194
Accounts receivable, net	22,944,887	18,759,616
Deferred financing, net	1,838,474	1,151,434
Prepaid expenses and other current assets	993,993	1,023,453
Total Current Assets	26,818,293	20,953,697

Property and equipment, net	613,744	506,005
Goodwill	14,209,716	8,399,786
Intangible assets, net	12,552,253	10,568,862
Other assets	2,295,195	1,903,905
Total Assets	$56,489,201	$42,332,255

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$10,446,535	$7,090,856
Accounts payable and accrued expenses - related parties	50,000	175,000
Accrued payroll and taxes	5,165,872	4,015,594
Convertible notes payable, net	1,507,772	202,068
Promissory notes	3,109,304	1,646,442
Earn-out liabilities	1,579,690	270,180
Accounts receivable financing	14,788,001	13,015,618
Series A and B bonds payable, net	1,056,500	1,086,400
Other current liabilities	-	46,421
Total Current Liabilities	37,703,674	27,548,579

Dividends payable	149,670	49,890
Interest payable	165,539	123,832
Earn-out liabilities	1,201,044	1,287,407
Convertible notes payable, net	3,301,056	-
Promissory notes	3,834,354	3,820,487
Total Liabilities	46,355,337	32,830,195

Stockholders' Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,663,008 designated, $10.00 stated value, 1,663,008
and 0 shares issued and outstanding as of November 30, 2015 and May 31, 2015, respectively	17	17
Common stock, $0.00001 par value, 200,000,000 shares authorized; 4,891,320 and 4,573,360 shares issued and outstanding as of November 30, 2015 and May 31, 2015, respectively	49	44
Additional paid in capital	48,409,897	42,883,904
Accumulated other comprehensive income (loss)	49,163	(27,479)
Accumulated deficit	(39,599,520)	(34,407,771)
Total Staffing 360 Solutions, Inc. Stockholders' Equity	8,859,606	8,448,715
Non-controlling interest	1,274,258	1,053,345
Total Equity	10,133,864	9,502,060
Total Liabilities and Stockholders' Equity	$56,489,201	$42,332,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended November 30,		For the Three Months Ended November 30,
	2015	2014	2015	2014

Revenue	$77,233,452	$65,677,322	$41,349,934	$33,102,321

Cost of Revenue	63,443,074	54,171,765	33,880,009	27,260,859

Gross Profit	13,790,378	11,505,557	7,469,925	5,841,462

Operating Expenses:
Salaries and wages	9,589,859	7,982,842	5,428,780	4,166,293
Professional fees	2,141,208	1,672,936	1,551,260	757,041
Consulting fees - Related parties	577,687	289,924	506,187	103,166
Depreciation and amortization	1,537,345	1,391,374	800,229	696,688
General and administrative expenses	2,343,788	2,550,565	924,300	1,101,075
Impairment of intangibles	-	703,222	-	703,222
Operating expenses - Restructuring	-	868,207	-	868,207
Total Operating Expenses	16,189,887	15,459,070	9,210,756	8,395,692

Loss From Operations	(2,399,509)	(3,953,513)	(1,740,831)	(2,554,230)

Other Income / (Expenses):
Interest expense	(1,120,452)	(966,685)	(678,833)	(515,833)
Amortization of deferred financing and original issue discount	(476,565)	(509,308)	(325,049)	(157,938)
Amortization of beneficial conversion feature	(366,040)	(2,346,705)	(193,345)	(598,269)
Amortization of debt discount	(504,768)	(1,026,798)	(242,606)	(236,423)
Other income / (loss)	39,982	160,693	4,532	108,672
Interest expense - Restructuring	-	(2,541,853)	-	(2,541,853)
Gain on settlement of debt - Restructuring	-	813,912	-	813,912
Modification Expense	(40,216)	-	(40,216)	-
Modification Expense - Restructuring	(10,429)	(3,082,447)	(5,215)	(3,082,447)
Loss Before Provision For Income Tax	(4,877,997)	(13,452,704)	(3,221,563)	(8,764,409)

Income tax benefit / (expense)	6,941	98,995	41,740	36,381
Net Loss From Continued Operations	$(4,871,056)	$(13,353,709)	$(3,179,823)	$(8,728,028)

Net Income / (Loss) From Discontinued Operations	$-	$(46,760)	$-	$(9,168)

Net Loss	$(4,871,056)	$(13,400,469)	$(3,179,823)	$(8,737,196)

Net income (loss) attributable to non-controlling interest	220,913	216,555	206,357	111,892
Net Loss Attributable To Staffing 360 Solutions, Inc.	$(5,091,969)	$(13,617,024)	$(3,386,180)	$(8,849,088)

Dividends - Series A preferred stock	99,780	-	49,890	-
Net loss attributable to common stock	$(5,191,749)	$(13,617,024)	$(3,436,070)	$(8,849,088)

Basic And Diluted Income / (Loss) from Continued Operations	$(1.06)	$(3.87)	$(0.68)	$(2.44)
Basic And Diluted Income / (Loss) from Discontinued Operations	$-	$(0.01)	$-	$(0.00)
Basic And Diluted Income / (Loss) per Share	$(1.06)	$(3.88)	$(0.68)	$(2.44)

Weighted Average Shares Outstanding - Basic And Diluted	4,599,032	3,451,770	4,706,554	3,575,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Six Months Ended November 30,		For the Three Months Ended November 30,
	2015	2014	2015	2014

Net Loss	$(4,871,056)	$(13,400,469)	$(3,179,823)	$(8,737,196)

Other Comprehensive Income
Foreign exchange translation	76,642	12,635	80,375	30,424
Comprehensive Loss Attributable to the Company	$(4,794,414)	$(13,387,834)	$(3,099,448)	$(8,706,772)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,871,056)	$(13,353,709)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Net loss from discontinued operations	-	(46,760)
Depreciation	108,554	75,605
Write off of fixed assets	49,295	-
Amortization of intangible assets	1,428,791	1,311,159
Amortization of deferred finance costs and original issue discount	476,565	509,308
Amortization of debt discount	504,768	1,026,798
Amortization of beneficial conversion feature	366,040	2,346,705
Change in fair value of goodwill	-	(81,149)
Impairment of goodwill	-	703,222
Stock based compensation	1,611,102	456,305
Warrants issued as interest to noteholders	-	1,348,536
Modification expense	50,645	3,082,447
Gain on settlement of debt	(35,450)	(813,912)
Dividends declared - Series A preferred	99,780	-
Interest paid in common stock	30,850	273,879
Changes in operating assets and liabilities:
Accounts receivable	(468,438)	(1,911,156)
Prepaid expenses and other current assets	73,951	164,135
Other assets	(391,290)	(70,521)
Accounts payable and accrued expenses	(273,098)	3,059,370
Accounts payable - Related parties	(25,220)	(21,080)
Accrued payroll and taxes	1,150,277	(84,021)
Other current liabilities	(46,421)	(116,608)
Interest payable - Long term	41,707	-
NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS	(118,648)	(2,141,447)
NET CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	-	185,340
NET CASH USED IN OPERATING ACTIVITIES	(118,648)	(1,956,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition - Payments due to seller	(82,984)	(1,347,215)
Payment towards earn-out liability	(86,364)	(255,980)
Purchase of fixed assets	(97,502)	(117,652)
Cash paid for purchase of subsidiary	(3,653,829)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,920,679)	(1,720,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing payments	(1,115,456)	(265,535)
Proceeds from convertible notes payable, net of original issue discount	4,279,000	100,000
Repayment of convertible notes payable	(275,445)	(300,000)
Proceeds from promissory notes payable	1,555,450	1,455,000
Repayment of promissory notes	(1,052,014)	(1,858,027)
Proceeds from accounts receivable financing	1,772,383	2,438,930
Proceeds from sale of bonds	-	2,041,500
Repayment of bonds	(100,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,063,918	3,611,868

NET INCREASE IN CASH	1,024,591	(65,086)

Effect of variation of exchange rate on cash held in foreign currency	(2,846)	-

CASH - Beginning of period	19,194	1,295,733

CASH - End of period	$1,040,939	$1,230,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$859,144	$102,958
Income taxes	$52,183	$-

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Intangible asset	$3,412,182	$-
Goodwill	$5,809,930	$-
Common stock issued in connection with purchase of subsidiary	$700,168	$-
Promissory notes issued in connection with acquisitions	$3,893,274	$-
Earnout liability	$1,309,510	$-
Common stock issued to placement agent	$-	$27,832
Conversion of accounts payable to common stock	$-	$32,870
Conversion of a convertible note payable	$-	$600,000
Conversion of a convertible bonds	$-	$3,528,500
Conversion of interest related to a convertible note payable	$-	$193,023
Conversion of promissory notes	$-	$2,994,202
Beneficial conversion feature in relation to issuance of debt	$1,980,475	$667,941
Debt discount in relation to issuance of debt	$1,274,875	$416,230
Assets acquired from purchase of subsidiaries	$4,164,849	$-
Liabilities assumed from acquisitions	$3,740,255	$-

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

On May 11, 2015, the Company restructured its U.K. subsidiary, Staffing 360 Solutions (U.K.) Limited (“Staffing (U.K.)”). The Company paid an in-kind dividend to Staffing 360 Solutions Limited and as a result Faro Recruitment America, Inc. (“Faro”) along with its subsidiary Monroe Staffing Services, LLC (“Monroe”) is now a subsidiary of the parent company, Staffing 360 Solutions, Inc.

On May 29, 2015, Staffing 360 designated 1,663,008 shares of preferred stock as Series A Preferred Stock, par value $0.00001 per share. The Series A Preferred Stock has a stated value of $10.00 per share along with a twelve percent (12%) annual dividend payable monthly. Shares of the Series A Preferred Stock are convertible into shares of Common Stock at the holder’s election at any time prior to December 31, 2018 (“the Redemption Date”), at a conversion rate of one and three tenths (1.3) shares of Common Stock for every one share of Series A Preferred Stock that the holder elects to convert. Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights.

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

On November 5, 2015, the Company, through Longbridge Recruitment 360 Limited, a subsidiary of Staffing (UK), completed its eighth acquisition by entering into (i) a Purchase Agreement with the majority owners of the issued and outstanding equity interests of The JM Group Limited, an England and Wales company (“JM”or “The JM Group”), and (ii) certain minority shareholders. Pursuant to the agreement, the Company purchased one hundred percent (100%) of the issued and outstanding equity interests of JM. In connection with the Acquisition, on the closing date the Company paid to the Sellers the following: cash of £750,000 (approximately $1,155,000 USD); an aggregate of 40,000 shares of the Company’s common stock valued at $4.70 totaling $188,000 and unsecured promissory notes in the aggregate principal amount of £500,000 (approximately $770,000 USD), with an interest rate of 6% per year and a term of six (6) months. In addition, after the Closing Date, the Company shall pay to the Sellers performance based compensation in an amount in cash equal to £850,000 (approximately $1,310,000 USD), if Gross Profit of JM for the 12 month period ending on the first anniversary of the Closing Date (the “Anniversary Gross Profit”) is equal to 90% or more of the Gross Profit for the twelve month period ending on October 31, 2015 (the “Completion Gross Profit”); or if the Anniversary Gross Profit is less than 90% of the Completion Gross Profit, an amount equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) multiplied by £850,000. The Company shall also issue to the Sellers and existing holders of stock options issued by JM performance-based compensation in the form of shares of Common Stock as follows: an aggregate of 20,000 shares of Common Stock, if the Anniversary Gross Profit is 100% or more the Completion Gross Profit; or if the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of the Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) multiplied by 20,000.

On December 30, 2015, Staffing 360 filed a Certificate of Designations, Preferences and Rights of Series B Preferred Stock with the Nevada Secretary of State, whereby the Company designated 200,000 shares as Series B Preferred Stock, par value $0.00001 per share. The Series B Preferred Stock shall have a stated value of $10.00 per share. Except as otherwise required by law, the Series B Preferred Stock shall have no voting rights.

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

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The approved Restructuring Plan authorized management to approach existing debt holders with this proposal. The Company offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations. The Company exchanged equity with a fair value in excess of the aggregate amount of debt being extinguished. Upon execution of all necessary agreements, the Company recognized a loss on the transaction. In accordance with ASC 470-40-2, the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in the period of extinguishment as losses or gains. Gains and losses shall not be amortized to future periods. The modification expense was measured at fair value on the date of the agreement and recorded in accordance with ASC 470-40-2; and

o	Notes payable and Other debt obligations: The Restructuring Plan offered a meaningful incentive to outstanding Notes payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment; Note holders converted $3,056,030 of principal and interest to 335,839 common stock shares and 369,423 warrants exercisable for a term of ten (10) years at $12.50. This action is anticipated to reduce the Company’s future cash outflows by approximately $889,000 in the calendar year of 2015, and by a further $2,313,000 in the calendar year of 2016.

o	Modification of Series A Bonds: The Restructuring Plan modified the terms of the Series A Bonds conversion price from $15.00 to $10.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest into common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash; Bondholders converted $3,709,655 of principal and interest into 370,969 common stock shares and 185,486 warrants exercisable for a term of three (3) years at $20.00. The Company recorded a modification expense of $2,927,959 related to changing the conversion price of these bonds.

o	Modification of Series B Bonds: The Restructuring Plan modified the terms of the Series B Bonds conversion price from $15.00 to $12.00 with the intention of providing a meaningful incentive for the Series B Bond holders to convert their principal and interest into common stock by the maturity date of September 30, 2015, rather than redeem for cash. No Bondholders have elected to convert. The Company recorded a modification expense of $154,489 related to changing the conversion price of these bonds;

o	Earn-out liabilities: The Restructuring Plan offered a meaningful incentive to the Earn-out liability holders to convert their contingent future payments to common stock rather than cash payments. In conjunction with the sale of Cyber 360, effective January 1, 2015, the former shareholders of TRG were offered the opportunity and elected to convert their remaining Earn-out liability of $1,134,050 into common stock shares at $10.00 per share. As a result, the Company issued 113,405 common stock shares and recorded a gain on conversion of earn-out of $485,835 on February 27, 2015.

•	Operational and Corporate commitments: The approved Restructuring Plan authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with this restructuring. In accordance with ASC 470-25-12, which states, a liability for costs to terminate a contract before the end of its term shall be recognized when the entity terminates the contract in accordance with the contract terms, these amounts were recorded in the operating section of the Statement of Operations on a line item titled Reorganization of Business Expenses and a liability for the amount owed on the balance sheet.

o	Consulting agreements: The Company cancelled various on-going consulting agreements. The measurement date to record the expense was the date upon which the Company decided to cancel the agreement. The Company expensed $73,875 as a result of the cancellation of these agreements. This action is anticipated to reduce the Company’s future cash outflows by approximately $432,000 in the calendar year of 2015.

o	Employment: The Company severed employment with an employee. The measurement date to record the expense was the date upon which the Company agreed to separate employment; The Company expensed $691,966 related to the aforementioned severed employment. This action is anticipated to increase the Company’s future cash outflows by approximately $50,000 during the calendar year of 2015, and thereafter to reduce the Company’s future cash outflows by approximately $624,000 annually in perpetuity.

o	Restructuring fees: The Company estimated the cost associated with this restructuring to be approximately $175,000. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs have been and will continue to be expensed as incurred. To date, these fees have totaled $792,650 and are properly classified in Professional fees - Restructuring.

Discontinued Operations

On January 27, 2015, the board of directors of the Company met without any representation of the officers, former owners or Earn-out liability holders of Cyber 360 and discussed the possibility of discontinuing the Cyber 360 operations. Their independent decision was that they approved and authorized the discontinuance of Cyber 360 operations and to move immediately thereafter towards selling the Cyber 360 operations. Subsequently, the Company presented an arm’s length transaction to some of the former TRG owners. On February 27, 2015, the Company entered into a Stock Purchase Agreement to sell Cyber 360 to some of the former TRG owners with an effective date of January 1, 2015 for an aggregate purchase price of $10.00 and the settlement of the remaining earn-out obligation under the original purchase agreement. In connection with the sale, all agreements executed in connection with the original acquisition of Cyber 360’s business (previously known as The Revolution Group) in April 2013 (“Original Sale”) and all obligations thereunder, except as set forth below, were terminated. As a result of the sale, the Company no longer owns Cyber 360, Inc. (FKA: Staffing 360 Group, Inc.), a Nevada corporation, or its subsidiary Cyber 360 Inc. (FKA: TRG), a Massachusetts corporation.

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

Revenue, operating income, and net income from discontinued operations were as follows:

	For the Six Months Ended November 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$-	$1,700,033
Operating income/(loss)	$-	$(32,170)
Net income/(loss) from discontinued operations	$-	$(46,760)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) and three (3) months ended November 30, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2015 and 2014, respectively, which are included in the Company’s May 31, 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on July 31, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) and three (3) months ended November 30, 2015 are not necessarily indicative of results for the entire year ending May 31, 2016.

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

Variable Interest Entities

Current accounting guidance provides a framework for identifying a Variable Interest Entity (“VIE”) and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and non-controlling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. On May 17, 2014, the Company purchased 49% of the issued and outstanding common stock of PRS. Pursuant to ASC 810, PRS is deemed to be a variable interest entity since the Company is the primary beneficiary of PRS. Accordingly, the Company consolidated the results of PRS from May 17, 2014 through November 30, 2015. As of November 30, 2015 the total assets and liabilities of PRS, which are consolidated, are $2,053,159 and $2,065,671, respectively. The total revenue and expenses consolidated for fiscal 2014 (since May 17, 2014) were $300,879 and $281,983, respectively, for fiscal 2015 were $11,176,809 and $10,253,656, respectively and for the six months ended November 30, 2015 are $5,899,045 and $5,465,882, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to valuation, impairment testing, Earn-out liabilities, stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates for the six months ended November 30, 2015 and fiscal year ended May 31, 2015, respectively, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations and testing our long-lived assets for impairment.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at November 30, 2015 or May 31, 2015.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At November 30, 2015 and May 31, 2015, the Company had an allowance for doubtful accounts of $389,037 and $270,045, respectively.

Income Taxes

The Company is governed by the Income Tax Law of the United States. The Company utilizes ASC Topic 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan, which is not materially different than the effective interest method. At November 30, 2015 such costs related to commissions, legal and due diligence fees totaled $3,276,966. Amortization expense of deferred financing costs for the six (6) and three (3) months ended November 30, 2015 and 2014 totaled $476,565 and $325,049 and $509,308 and $157,938, respectively.

Deferred finance costs also includes Original Issue Discounts (OID) amounting to $474,000 associated with the issuance of convertible debt (See Note 5) which have been amortized over the loan term. During the six and three month period ended November 30, 2015 amortization related to the OID amounted to $144,209 and $87,679, respectively and are included in amortization of debt discount in the statement of operations.

As of November 30, 2015, deferred finance costs amounted to $1,838,474, net of accumulated amortization of $1,438,492.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2015 or May 31, 2015, with the exception of its convertible notes payable (See Note 5), promissory notes (See Note 6), bonds payable (See Note 7 and Note 8) and its Earn-out liabilities (See Note 12).

Cash is considered to be highly liquid and easily tradable as of November 30, 2015 and May 31, 2015 and therefore classified as Level 1 within our fair value hierarchy.

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

Monroe Staffing Services LLC: Monroe follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, and (ii) the services have been rendered to the customer, and (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The JM Group Limited: The JM Group recognizes revenue at the fair value of the consideration received or receivable for the supply of services, net of value-added-tax, rebates and discounts. The company derives its revenue in the recruitment consultancy business which comprises of:

•	Revenue from contract placements, which represents amounts billed for the services of IT contractors. Revenue is recognized as services are rendered and validated by the receipt of a client approved timesheet and contractor invoice.

•	Revenue from permanent placements, which is recognized on the candidates first day in their new role.

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

Earnings (Loss) per Common Share

The Company utilizes the guidance per FASB Codification ASC 260 - Earnings per Share (“ASC 260”).  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of November 30, 2015 and 2014 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	For the Six Months Ended November 30,
	2015	2014

Convertible bonds - Series A	17,500	55,761
Convertible bonds - Series B	89,062	83,312
Convertible promissory notes	895,159	57,202
Convertible preferred shares	216,191	-
Warrants	1,637,903	1,091,672
Options	330,000	242,500
Total	3,185,815	1,530,447

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

Based upon the results of the independent valuation, the Company did not impair or adjust the goodwill and intangible totals for the fiscal year ended May 31, 2015. In addition, the Company did not record any adjustment or impairment of Goodwill during the six (6) months ended November 30, 2015.

Intangible Assets

In connection with the CSI Acquisition (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was amortized over fifteen (15) years. CSI customer relationships were valued based on the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. Based upon the impairment analysis performed as of November 30, 2014, the Company impaired the trade name, customer relationships and employment agreements/non-competes in the amount of $703,222. The intangible asset balance, net of impairment and accumulated amortization, at November 30, 2015 and May 31, 2015 was $0 and $0, respectively.

In connection with the acquisition of Staffing (UK) (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. Staffing (UK) customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At November 30, 2015 and May 31, 2015, the intangible asset balance, net of accumulated amortization, was $7,035,275 and $7,889,933, respectively.

In connection with the Poolia Acquisition (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years. Poolia customer relationships were valued based on an estimate of the discounted cash flow method applied to projected future cash flows as estimated by Company management. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. At November 30, 2015 and May 31, 2015, the intangible asset balance, net of accumulated amortization, was $261,743 and $319,908, respectively.

In connection with the acquisition of PSI and PRS (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements and non-competition agreements. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. PS customer relationships were valued using the discounted replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on the actual selling costs incurred and allocated to new customer generation over the preceding four (4) years. The valuation provided for the trade name, customer relationships and employment agreements and non-competition agreements was based on independent professional valuation services’ calculations. At November 30, 2015 and May 31, 2015, the intangible asset balance, net of accumulated amortization, is $2,051,784 and $2,359,022, respectively.

In connection with the acquisition of Lighthouse (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $2,269,403, representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. The Lighthouse customer relationships were valued using the discounted replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on the actual selling costs incurred and allocated to new customer generation over the preceding four (4) years. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on management’s calculations. At November 30, 2015 and May 31, 2015, the intangible asset balance, net of accumulated amortization, is $2,079,860 and $0, respectively.

In connection with the acquisition of The JM Group (See Note 14 - Acquisitions), the Company identified and recognized an intangible asset of $1,148,638, representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. The JM Group customer relationships were valued using the discounted replacement cost approach. This method is based on acquisition costs invested to attract each customer and relied on the actual selling costs incurred and allocated to new customer generation over the preceding four (4) years. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on management’s calculations. At November 30, 2015 and May 31, 2015, the intangible asset balance, net of accumulated amortization, is $1,123,592 and $0, respectively.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	November 30, 2015	May 31, 2015
	(Unaudited)
Computer software	$58,020	$107,315
Office equipment	29,774	30,391
Computer equipment	501,028	312,720
Furniture and fixtures	208,328	184,555
Website	32,898	32,117
Leasehold improvements	128,873	75,530
Total cost	958,921	742,628
Accumulated depreciation	(345,177)	(236,623)
Total	$613,744	$506,005

Depreciation and amortization expense for the six and three months ended November 30, 2015 and 2014 was $108,554 and $76,358 and $57,285 and $37,908, respectively.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable – short-term consisted of the following:

	November 30, 2015	May 31, 2015
	(Unaudited)
Beginning balance – Principal	$304,000	$1,600,000
Proceeds – Convertible notes payable - June 23rd note	359,000	404,000
Convertible notes payable – July 8th note – current portion	236,798	-
Convertible notes payable – Lighthouse Note 1 – current portion	499,676	-
Convertible notes payable – Lighthouse Note 2 – current portion	312,298	-
Repayment of loans	(204,000)	(1,100,000)
Conversion of loans	-	(600,000)
Debt discount for restricted stock and beneficial conversion feature for convertible notes payable – net of accumulated amortization of $1,530,056 and $1,494,544, respectively	-	(101,932)
Net balance	$1,507,772	$202,068

Convertible notes payable – long-term consisted of the following:

	November 30, 2015	May 31, 2015
	(Unaudited)
Convertible notes payable – July 8th note:
Proceeds – Principal	$3,920,000	$-
Payments	-	-
Conversions	-	-
Debt discount for restricted stock and beneficial conversion feature for convertible notes payable – net of accumulated amortization of $765,196 and $0, respectively	(2,490,153)	-
	1,429,847	-
Less current portion	(236,798)	-
	1,193,049	-

Promissory note – Lighthouse Note 1:
Beginning balance – Principal	2,498,379	-
Payment	(124,919)	-
	2,373,460	-
Less current portion	(499,676)	-
	1,873,784	-

Promissory note – Lighthouse Note 2:
Beginning balance - Principal	624,595	-
Payment	(78,074)	-
	546,521	-
Less current portion	(312,298)	-
	234,223	-
Total Promissory notes – long-term, net balance	$3,301,056	$-

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

In connection with the above notes, and pursuant to a placement agent agreement dated January 23, 2014 between the Company and a placement agent, the Company paid the placement agent $5,000 and issued 100 common stock shares.

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

On December 10, 2014, the Company issued a twelve percent (12%) promissory note in the amount of $100,000. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued interest into common stock shares at $10.00 per share. In addition, for every $1.00 of principal converted, the Company will issue a warrant to purchase one-half of a common stock share at $20.00 per common stock share exercisable for a term of three (3) years. As additional consideration, the Company agreed to issue 1,000 common stock shares upon execution of this agreement. Accordingly, the Company recorded a debt discount of $4,762 for the 1,000 common stock shares issued. The Company recorded amortization expense of $4,762 for the fiscal year ended May 31, 2015. On May 11, 2015, the Company agreed to extend the maturity date of the note, $100,000 in principal and $11,474 in accrued interest and agreed to extend the maturity to October 15, 2015 in exchange for 2,787 common stock shares, valued at $18,115. On November 10, 2015, the Company agreed to further amend and extend the maturity date of the note to April 15, 2016. The Company agreed to pay one-sixth (1/6th) of the principal amount on the 15th of every month, beginning on December 15, 2015, until paid in full. The Company also agreed to pay all unpaid and accrued interest through the date of the amended agreement and prepay interest through December 15, 2015. In addition, the holder of the amended note can, at any time, convert any unpaid principal and accrued interest at a conversion rate of $10.00 per share. In addition, for every $1.00 of principal converted, the Company will issue a warrant to purchase one-half of a common stock share at $20.00 per common stock share exercisable for a term of three (3) years. At November 30, 2015, the principal amount outstanding was $100,000. Net of the remaining debt discount of $0, the remaining loan balance was $100,000. During the six months ended November 30, 2015, the Company recorded $6,016 of interest expense and paid accrued interest totaling $11,671. The Company also prepaid $493 in interest through December 15, 2015 which has been recorded in prepaid expenses. Accrued interest at November 30, 2015 amounted to $0.

On February 5, 2015, the Company issued an eight percent (8%) promissory note in the amount of $204,000 due on November 5, 2015, with the conversion feature commencing 180 days after the loan issuance date. The loan is convertible at a 39% discount of the average share price on the lowest three (3) trading prices during the ten (10) days prior to conversion. In connection with this note, the Company recorded a $177,559 discount related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. The Company recorded amortization expense amounting to $35,512 and $75,630 for the six months ended November 30, 2015 and for the fiscal year ended May 31, 2015, respectively. On July 24, 2015, the Company paid the note holder $283,001 as full payment of the debt. The cash payment was applied against the principal balance of $204,000, accrued interest of $7,556 and a prepayment fee of $71,445. In accordance with ASC 470-50-40-2 “Debt Modifications and Extinguishments”, the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt shall be recognized in Income as gains and losses. In addition, the reporting entity should derecognize the beneficial conversion feature (“BCF”) by calculating the intrinsic value of the conversion option at the extinguishment date and allocate that amount to additional paid in capital to redeem the BCF. As a result of the early extinguishment, the Company reversed the remaining unamortized portion of the debt discount of $66,420 and recognized it as a loss. In addition the Company derecognized the BCF by calculating the intrinsic value of the conversion feature on the date of extinguishment amounting to $170,264 and allocated to additional paid in capital. The net effect amounted in a gain on early debt extinguishment amounting to $32,400. During the six months ended November 30, 2015, the Company recorded $2,414 of interest expense and paid in full all accrued interest related to this loan totaling $7,556.

On June 23, 2015, the Company issued a non-interest bearing $359,000 convertible promissory note (“June 23rd Note”). The financing has an OID of $54,000 (see note 3), a term of six (6) months and is convertible into common stock at a price of $11.50 per share. As part of the debt raise, other debt issuance costs amounted to $59,000, $5,000 of which related to legal fees and $54,000 related to the OID. This note was paid in full in December 2015 (see note 15).

Convertible notes payable – long-term:

Lighthouse Placement Services, LLC – related parties: On July 8, 2015, the Company purchased Lighthouse Placement Services, LLC. In connection with the acquisition, the Company issued an unsecured promissory note of $2,498,379 bearing interest at 6% over three (3) years (“Lighthouse Note 1”), and an unsecured promissory note of $624,595 bearing interest at 6% over two (2) years (“Lighthouse Note 2”). Pursuant to the acquisition of Lighthouse, the two sellers continue serving as President and Vice President of Lighthouse. The notes and any unpaid accrued interest are convertible at any time prior to maturity at a conversion price equal to the greater of (i) eighty percent (80%) of the VWAP price as of the date of notice given and (ii) the Company’s common stock price as of the date of notice given. During the six months ended November 30, 2015, the Company paid $202,993 in principal towards the Lighthouse notes. In addition, the Company incurred $72,669 in interest expense and made interest payments totaling $47,230. Accrued interest at November 30, 2015 totaled $25,440.

Lighthouse Note 1
Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2016	$249,838	2016	$499,676
2017	499,676	2017	499,676
2018	1,249,190	2018	1,374,108
Thereafter	374,756	Thereafter	-
Total	$2,373,460	Total	$2,373,460

Lighthouse Note 2
Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2016	$156,149	2016	$312,298
2017	312,298	2017	234,223
2018	78,074	2018	-
Total	$546,521	Total	$546,521

July 8th Note: On July 8, 2015, the Company issued an eight percent (8%) convertible debenture valued at $3.92 million with a maturity date of April 1, 2017 (“July 8th Note”). The financing has a 12% OID amounting to $420,000 (see Note 3), a term of twenty-one (21) months and is convertible into common stock at a price of $10.00 per share at the lender’s election. In connection with the financing, the Company issued 125,000 shares of common stock and 392,000 warrants exercisable for a term of five (5) years at an initial exercise price of $10.00 (subject to adjustment). As a result of the shares and warrants issued, the Company recorded a debt discount and beneficial conversion of $3,255,350. For the six months ended November 30, 2015, the Company recorded amortization expense totaling $765,196. Net of the remaining unamortized debt discount of $2,490,153, the remaining loan balance is $1,429,847. As part of the debt raise, other debt issuance costs amounted to $408,577, $128,577 of which related to legal and due diligence fees and $280,000 related to the OID. During the six months ended November 30, 2015, the Company incurred $125,440 in interest expense. Accrued interest at November 30, 2015 totaled $125,440.

Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2016	$-	2016	$980,000
2017	3,920,000	2017	2,940,000
Total	$3,920,000	Total	$3,920,000

NOTE 6 – PROMISSORY NOTES

Promissory notes – short-term consisted of the following:

	November 30, 2015	May 31, 2015
	(Unaudited)
Beginning balance – Principal	$51,598	$-
Promissory note – Sterling National Bank (current portion)	166,435	1,705,000
Payments	(51,598)	(1,653,402)
Total short-term promissory notes	166,435	51,598

Current portion of long-term promissory notes:
Promissory notes – Seller note - Staffing (UK) – current portion	55,689	55,689
Promissory notes – Seller note - PS – current portion	789,155	789,155
Promissory notes – Seller note – The JM Group	770,300	-
Promissory notes – Midcap Financial Trust Term Loan – current portion	750,000	750,000
Promissory notes – ABN AMRO Term Loan – current portion	577,725	-
	2,991,013	1,594,844

Total Promissory notes – short-term	$3,109,304	$1,646,442

Promissory notes – long-term consisted of the following:

	November 30, 2015	May 31, 2015
	(Unaudited)
Promissory notes – Staffing (UK):
Beginning balance - Principal	$199,520	$3,616,874
Payments	(27,845)	(361,324)
Conversions	-	(3,056,030)
	171,675	199,520
Less current portion	(55,689)	(55,689)
	115,986	143,831
Promissory note – PS:
Beginning balance - Principal	1,578,311	2,367,466
Payments	(394,578)	(789,155)
	1,183,733	1,578,311
Less current portion	(789,155)	(789,155)
	394,578	789,156
Promissory note – Sterling National Bank
Beginning balance - Principal	-	-
Proceeds	350,000	-
Payment	-
	350,000	-
Less current portion	(166,435)	-
	183,565	-

Promissory note – Midcap Financial Trust – Term Loan
Beginning balance - Principal	2,937,500	-
Proceeds	-	3,000,000
Payment	(375,000)	(62,500)
	2,562,500	2,937,500
Less current portion	(750,000)	(750,000)
	1,812,500	2,187,500
Promissory note – Midcap Financial Trust – Additional Term Loan
Beginning balance - Principal	700,000	-
Proceeds	50,000	700,000
Payment	-	-
	750,000	700,000
Less current portion	-	-
	750,000	700,000
Promissory note – ABN AMRO – Term Loan
Beginning balance – Principal	-	-
Proceeds	1,155,450	-
Payment	-	-
	1,155,450	-
Less current portion	(577,725)	-
	577,725	-

Total Promissory notes – long-term	$3,834,354	$3,820,487

Promissory notes - short-term:

In June 2014, the Company issued a promissory note in the amount of $100,000 to a company of which a previous director and shareholder of the Company is a Managing Member. The promissory note was non-interest bearing and due upon demand. The Company issued 500 common stock shares to the note holder as additional consideration. This note has been paid in full.

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

Pursuant to the purchase of The JM Group on November 5, 2015, the Company executed and delivered to the sellers a six (6) month promissory note (“The JM Group Promissory Note”) in the principal amount of $770,300 (£500,000). The JM Group Promissory Note bears interest at the rate of six percent (6%) per annum. Payments will be made in three monthly installments beginning on the four month anniversary of the closing date. The monthly installments shall first be applied to accrued interest and then to principal. As of November 30, 2015, the principal balance is $770,300. During the six months ended November 30, 2015, the Company incurred $3,633 in interest expense related to The JM Group Promissory Note. Accrued interest at November 30, 2015 totaled $3,633.

Promissory notes – long-term:

Staffing 360 Solutions (UK) – related parties: Pursuant to the purchase of Staffing 360 Solutions (UK) (“Staffing (UK)”), the Company executed and delivered three (3) year promissory notes (“Initio Promissory Notes”) in the aggregate principal amount of $3,964,949 to the shareholders of Staffing (UK). The Initio Promissory Notes bear interest at the rate of six percent (6%) per annum and amortize straight line over five (5) years. As of November 30, 2015, the Company has paid $737,223 in principal ($27,855 during the six months ended November 30, 2015, $360,824 during the year ended May 31, 2015 and $348,066 during the fiscal year ended May 31, 2014). As of May 31, 2015, eleven (11) Initio promissory note holders converted an aggregate principal amount of $3,056,030 and interest of $302,361 into: (i) 335,840 common stock shares at the rate of $10.00 per share, and (ii) warrants to purchase 369,423 common stock shares at $12.50 per share, exercisable for ten (10) years from the date of conversion (See Note 6 – Promissory Notes). From this conversion, 206,538 common stock shares and 227,192 warrants were issued on November 30, 2014, 122,507 common stock shares and 134,758 warrants were issued on January 2, 2015 and, 6,795 common stock shares and 7,474 warrants were issued on May 12, 2015.

The remaining principal balance outstanding at November 30, 2015 is $171,675. During the six months ended November 30, 2015, the Company recorded $5,515 of interest expense and paid accrued interest totaling $5,685 resulting in an accrued interest balance of $847.

The future payments related to the Initio Promissory Notes are as follows:

Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2016	$27,844	2016	$55,689
2017	143,831	2017	115,986
Total	$171,675	Total	$171,675

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

Matt Briand, a related party and the Company’s Chief Executive Officer and President, was a shareholder of Staffing (UK) and was issued a three (3) year promissory note. Mr. Briand’s portion of the $3,964,949 aggregate principal amount totaled $1,115,144. Mr. Briand was paid $204,443 in principal and $52,987 in interest since inception through November 30, 2014. On November 30, 2014, Mr. Briand converted the remaining Promissory note principal, $929,287, and interest through maturity, $91,943, into (i) 102,123 common stock shares, at the rate of $10.00 per share, and (ii) warrants to purchase 112,336 common stock shares at the price of $12.50 per share, exercisable for ten (10) years from the date of conversion. The conversion was effective as of November 30, 2014 with the common stock shares and warrants being issued on January 2, 2015. This conversion satisfied his note in full as of January 2, 2015.

Promissory note – PS – related parties: Pursuant to the purchase of PSI and PRS, the Company executed and delivered to the seller a three (3) year promissory note (“PS Promissory Note”) in the principal amount of $2,367,466. The seller continues serving as President and Chief Executive Officer of PSI and PRS. The PS Promissory Note bears interest at the rate of six percent (6%) per annum and is amortized straight line over five (5) years. As of November 30, 2015, the Company paid $1,216,614 in principal. The remaining principal balance is $1,183,733.

Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2016	$394,578	2016	$789,155
2017	789,155	2017	394,578
Total	$1,183,733	Total	$1,183,733

For the six months ended November 30, 2015 and 2014, the Company’s interest expense for long-term notes amounted to $41,706 and $65,273, respectively. As of November 30, 2015 and May 31, 2015, accrued and unpaid interest under the long-term notes amounted to $165,539 and $123,833, respectively, and are included in Interest Payable – long-term.

Promissory note – Midcap Financial Trust – Term Loan: On April 8, 2015, the Company entered in to a four (4) year Term Loan agreement with Midcap Financial Trust in the amount of $3,000,000. The principal balance is payable in full on the April 8, 2019. This loan bears interest at 9.0% plus LIBOR, with a LIBOR floor of 1.0% per annum.

Through May 31, 2015, the Company repaid principal and accrued interest of $250,000 and $92,639, respectively. During the six months ended November 30, 2015, the Company paid principal amounting to $375,500 and the remaining principal balance was $2,562,500. For the six months ended November 30, 2015, interest expense related to the Term Loan amounted to $138,316. As of November 30, 2015, the Company paid $142,153 in accrued interest and had an accrued interest balance of $20,642 which is included in accounts payable and accrued expenses.

Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2016	$375,000	2016	$750,000
2017	750,000	2017	750,000
2018	750,000	2018	750,000
2019	687,500	2019	312,500
Total	$2,562,500	Total	$2,562,500

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

At November 30, 2015, the outstanding balance is $750,000. For the six months ended November 30, 2015, interest expense related to the Additional Term Loan amounted to $18,667. As of November 30, 2015 and May 31, 2015, accrued interest amounted to $3,229 and $3,014, respectively.

Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2016	$-	2016	$-
2017	-	2017	-
2018	-	2018	-
2019	750,000	2019	750,000
Total	$750,000	Total	$750,000

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

Promissory note – Sterling National Bank: On July 24, 2015, the Company, through its wholly owned subsidiary CSI, issued a promissory note to Sterling National Bank in the amount of $350,000. The note bears interest at eighteen percent (18%) per annum and has a maturity date of October 24, 2017.

Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2016	$79,412	2016	$167,878
2017	185,197	2017	182,122
2018	85,391	2018	-
Total	$350,000	Total	$350,000

For the six months ended November 30, 2015 and 2014, the Company’s recorded interest expense totaling $22,050 and $0, respectively. Through November 30, 2015, the company paid accrued interest totaling $18,260. As of November 30, 2015 and May 31, 2015, accrued and unpaid interest amounted to $3,790 and $0, respectively.

Promissory note – ABN AMRO – Term Loan: On November 5, 2015, the Company entered into a two (2) year term loan agreement with ABN AMRO Bank in the amount of $1,155,450 (£750,000). Payments will be made in monthly installments. This loan bears interest at 3.0% plus the Bank of England base rate of 0.5%.

Year ended May 31,	Amount	Twelve months ended November 30,	Amount
2016	$288,863	2016	$577,725
2017	577,725	2017	577,725
2018	288,862	2018	-
Total	$1,155,450	Total	$1,155,450

For the six months ended November 30, 2015, interest expense related to the term loan amounted to $2,850. As of November 30, 2015 and May 31, 2015, the Company paid $0 in accrued interest which amounted to an accrued interest balance of $2,850 and $0, respectively, and is included in accounts payable and accrued expenses.

NOTE 7 – BONDS – SERIES A

Bonds – Series A consisted of the following:

	November 30, 2015	May 31, 2015
	(Unaudited)
Beginning Balance – Principal	$175,000	$2,998,500
Proceeds	-	1,060,000
Payments	-	(355,000)
Debt discount for restricted stock and beneficial conversion – net of accumulated amortization of $2,545,445 and $2,545,445, respectively	-	-
Conversions	-	(3,528,500)
Net balance	$175,000	$175,000

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

From June 1, 2014 through July 29, 2014, the Company issued additional Convertible Bonds in the aggregate of $1,060,000.

Each Bond Purchaser received additional equity consideration of 500 common stock shares for each $50,000 investment. Accordingly, the Company issued an aggregate of 10,600 common stock shares to the Bond Purchasers and recorded a debt discount of $174,142 and beneficial conversion of $503,342. For the fiscal year ended May 31, 2015, the Company recorded amortization totaling $2,176,325.

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

On November 10, 2015, the Company agreed to amend and extend the maturity date of the bonds to April 15, 2016. The three (3) remaining bond holders agreed to extend the maturity to April 15, 2016 in exchange for 4,375 common stock shares, valued at $23,975. Net of the remaining debt discount of $0, the remaining loan balance was $175,000. During the six months ended November 30, 2015, the Company recorded $10,529 of interest expense and paid accrued interest totaling $29,285. The Company also prepaid $863 in interest which has been recorded in prepaid expenses. Accrued interest as of November 30, 2015 amounted to $0.

NOTE 8 – BONDS – SERIES B

Bonds – Series B consisted of the following:

	November 30, 2015	May 31, 2015
	(Unaudited)
Beginning Balance – Principal	$981,500	$-
Proceeds	-	981,500
Payments	(100,000)	-
Debt discount for restricted stock and beneficial conversion – net of accumulated amortization of $223,894 and $153,793, respectively	-	(70,101)
Net balance	$881,500	$911,399

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

In addition to the Series B Bonds, each holder received 500 common stock shares (“Equity Consideration”) for each $50,000 principal amount of Series B Bond investment. Accordingly, the Company issued an aggregate of 9,815common stock shares to the holders. As a result, the Company recorded a debt discount of $123,505 and amortization of $84,263. The Company also recorded a beneficial conversion of $100,389 and amortization of $69,530.

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

Effective October 30, 2015, the Company entered into the following amended agreements:

•	Amendment 1 - Series B Holders owning an aggregate principal amount of $55,000 in Series B Bonds agreed to extend the Maturity Date of the Series B Bond to March 31, 2016 and decrease the conversion rate and the price of common stock issued as interest payments on the Series B Bonds to $10.00 per share. As consideration for amending the terms of the Series B Bonds, these Series B Holders received 2,500 shares of common stock for each $100,000 of principal amount of Series B Bond investment. The principal and accrued but unpaid interest are due on the date of maturity.

•	Amendment 2a - Series B Holders owning an aggregate principal amount of $426,500 in Series B Bonds agreed to modify the terms of the Series B Bonds to provide that (i) the Company shall make payments on the principal amount of the Series B Bonds in six (6) equal tranches, every month, beginning on December 15, 2015 and (ii) the Company shall pay all accrued interest on the Series B Bonds by December 11, 2015, as calculated through December 15, 2015, at an increased rate of 18% beginning September 30, 2015. The interest rate will revert back to 12% for all interest payments made after December 15, 2015. In addition, the conversion rate and the price of common stock issued as interest payments on the Series B Bonds decreased from $12.00 to $10.00 per share.

•	Amendment 3a - Series B Holders owning an aggregate principal amount of $75,000 in Series B Bonds agreed to extend the Maturity Date until November 6, 2015. These bond holders were paid in full ($75,000 in principal and $2,876 in accrued interest) in accordance with the term of the amendment.

•	Amendment 3b - Series B Holders owning an aggregate principal amount of $400,000 in Series B Bonds agreed to extend the Maturity Date until November 13, 2015. The Company has thirty (30) days from the date of maturity to repay the principal and accrued but unpaid interest balance. On December 11, 2015, the Company amended the terms of Amendment 3b. (see footnote 15 – Subsequent Events)

As a result of the change in conversion rate from $12.00 per share to $10.00 per share in Amendments 1 and 2a, the Company recorded a modification expense totaling $40,216.

The remaining Series B Holder who did not agree to the amended terms described above was paid in full ($25,000 in principal and $756 in accrued interest) in accordance with the original terms of the Series B Bonds.

As part of the Series B Bond amendments, the placement agent was entitled to two percent (2%) of the aggregate amount extended under amendments 1 and 2 as equity consideration for a total of 9,630 common stock shares valued at $48,149.

At November 30, 2015, the Company paid a total of $100,000 in principal and the principal amount outstanding is $881,500. Net of the unamortized debt discount and beneficial conversion of $0, the remaining loan balance is $881,500.

For the six months ended November 30, 2015, interest expense associated with the Series B Bonds was $62,235. In February, April, August and November 2015, the Company paid $25,207, $29,042, $29,364 and $43,430 in accrued interest, respectively. In addition, the Company prepaid interest through December 15, 2015 totaling $3,155. The prepaid interest was recorded as part of prepaid expenses. As of November 30, 2015, accrued interest under the Series B Bond is $9,125 and is included in accounts payable and accrued expenses.

NOTE 9 - RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

During the six months ended November 30, 2015 and 2014, the Company incurred $0 and $25,000, respectively in consulting fees to Trilogy Capital Partners, Inc. (“Trilogy”). The Company’s former employee, Vice Chairman, President and Secretary, is the majority owner of Trilogy. Effective December 31, 2014, he voluntarily resigned from his positions with the Company and subsidiaries.  The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300,000, in equal monthly installments; and (b) issue to Trilogy 25,000 common stock shares on or before January 30, 2015; and (c) grant to Trilogy 2,500 common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015. The Company did not renew this advisory agreement. At November 30, 2015, the Company has $50,000 accrued in accounts payable and accrued expenses – related parties account.

During the six months ended November 30, 2015 and 2014, the Company incurred $0 and $40,000, respectively, in consulting fees to Grandview Capital Partners, Inc. (“Grandview”). The Company’s former Chairman and Chief Financial Officer, is the majority owner of Grandview. This agreement expired in September 2014. At November 30, 2015, the Company has $0 in accounts payable and accrued expenses – related parties account.

During the six months ended November 30, 2015 and 2014, the Company incurred $15,000 and $15,000, respectively, in board of director fees to Dimitri Villard. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. During the six months ended November 30, 2015 and 2014, the Company incurred $10,000 and $10,000, respectively to Mr. Villard for his role as Chairman of the Corporate Governance and Nominating Committee. In addition, during the six months ended November 30, 2015 and 2014, Mr. Villard received 3,000 common stock shares valued at $18,600 and 2,999 shares valued at $45,691, respectively, for his services as a board and committee member. In addition, on October 30, 2015, Mr. Villard received 3,000 shares valued at $149,997 as a bonus. At November 30, 2015, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the six months ended November 30, 2015 and 2014, the Company incurred $0 and $15,000, respectively in board of director fees to Robert Mayer. Additionally, for the six months ended November 30, 2015 and 2014, Mr. Mayer received 0 common stock shares and 24,996 shares valued at $38,078, respectively for his services as a board and committee member. On May 8, 2015, Mr. Mayer submitted his resignation from his position as Director. At November 30, 2015, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the six months ended November 30, 2015 and 2014, the Company incurred $15,000 and $15,000, respectively, in board of director fees to Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. During the six months ended November 30, 2015 and 2014, the Company incurred $10,000 and $10,000, respectively to Mr. Grout for his role as Chairman of the Compensation Committee. In addition, during the six months ended November 30, 2015 and 2014, Mr. Grout received 3,000 common stock shares valued at $18,600 and 24,996 common stock shares valued at $38,078, respectively, for his service as a board and committee member. In addition, on October 30, 2015, Mr. Grout received 3,000 shares valued at $149,997 as a bonus. At November 30, 2015, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the six months ended November 30, 2015 and 2014, the Company incurred $15,000 and $15,000, respectively in board of director fees to Nick Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee. In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. During the six months ended November 30, 2015 and 2014, the Company incurred $10,000 and $10,000, respectively to Mr. Florio for his role as Chairman of the Audit Committee. In addition, for the six months ended November 30, 2015 and 2014, Mr. Florio received 2,500 common stock shares valued at $15,500 and 75,829 common stock shares valued at $102,202 for his services as a board and committee member. In addition, on October 30, 2015, Mr. Florio received 3,000 shares valued at $149,997 as a bonus. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. At November 30, 2015, the Company has accrued $0 in accounts payable and accrued expenses – related parties account.

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

In February 2014, Staffing U.K. entered into an agreement with ABN AMRO Commercial Finance PLC under which it borrows money against open accounts receivable. Under this agreement, the Borrower received advances of up to ninety percent (90%) on temporary placements and seventy-five percent (75%) on permanent placements of the face value of eligible receivables.  This was a consolidation of the agreement already in place since July 2011, to take into account the purchase of business assets of Poolia. The borrowings carried interest at a rate of two and one-half percent (2.50%) above the Sterling Libor rate of three and nine tenths’ percent (3.90%).  The Aggregate Limit is £1,250,000 Sterling, which is cross guaranteed by all of the U.K. subsidiaries and backed by all of the assets of the U.K. entities. At the same time, a term loan agreement was entered into with ABN AMRO Commercial Finance PLC, in order to partially fund the Poolia Acquisition. The amount was £200,000 Sterling, balance outstanding at November 30, 2015 is £25,000 Sterling, monthly payments of £8,333 Sterling, bearing interest at three and one half percent (3.5%) over base, which is one half percent (0.5%) at November 30, 2015, and term of two (2) years. The term loan is secured by a personal guarantee from the Executive Chairman. On November 5, 2015, an amendment to the existing agreement with ABN AMRO was entered into, raising the limit on the line from £1.25 million to £3.5 million at a 2.5% interest rate plus the Bank of England base rate of 0.5%. With this new agreement the Borrower receives advances of ninety percent (90%) on both temporary and permanent placements of the face value of eligible receivables. Additionally a two year Term Loan was entered into with ABN-AMRO Commercial Finance for £750,000 Sterling to partially fund the acquisition of The JM Group Limited and it bears an interest rate of three Percent (3%) plus the Bank of England base rate of 0.5%. The new facility and the Term Loan are cross guaranteed by all of the UK subsidiaries and backed by all of the assets of the UK entities.

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

On April 8, 2015, the Company effectively cancelled the Wells Fargo Credit Facility. Associated with this cancellation, the Company paid an early termination fee of $100,000. The effective rate at May 31, 2014 was five and fifteen one hundredths percent (5.15%). At November 30, 2015, the balance outstanding under this Credit Facility was $0.

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

At November 30, 2015, the Accounts Receivable Financing balance was $14,788,001.

NOTE 11 – STOCKHOLDERS’ EQUITY

On May 7, 2013, the Company increased the number of common stock shares from 75,000,000 to 200,000,000 and authorized the creation of 20,000,000 shares of Blank Check Preferred Stock, par value $0.00001 per share with such designations, rights and preferences as may be determined from time to time by the board of directors.

On May 29, 2015, the Company filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock with the Nevada Secretary of State, whereby the Company designated 1,663,008 shares of Preferred Stock as Series A Preferred Stock, par value $0.00001 per share. The Series A Preferred Stock has a stated value of $10.00 per share and pays a twelve percent (12%) dividend.

On September 17, 2015, the Company effected a one-for-ten reverse stock split. Following the reverse split, the Company’s issued and outstanding shares of Common Stock decreased from 45,732,674 to 4,573,360. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

As of November 30, 2015 and May 31, 2015, the Company has issued and outstanding 4,899,291 and 4,368,905 common stock shares, respectively.

 The issuance of 1,073,851 common stock shares during the year ended May 31, 2015 is summarized below:

	Number of Common Stock Shares	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued to consultants	23,250	$215,000	$6.20-19.20
Shares issued for conversion of convertible notes payable	40,000	600,000	15.00
Shares issued in connection with accrued interest on convertible notes	791	11,868	15.00
Shares issued in connection with convertible notes	8,450	123,345	6.90
Shares issued in connection with amendment of convertible notes	2,604	16,923	6.50
Shares issued in connection with Series A convertible bonds	10,600	174,142	6.10
Shares issued in connection with amendment of Series A convertible bonds	9,290	93,781	6.50-13.90
Shares issued in connection with Series B convertible bonds	9,815	123,505	12.60
Shares issued to board and committees members	30,250	283,530	3.00-19.50
Shares issued as interest on debt	43,375	309,240	2.80-18.50
Shares issued to private placement agent	1,651	27,832	8.50-19.50
Shares issued in connection with conversion of accounts payable	23,662	215,674	8.40-17.30
Shares issued in connection with conversion of Initio promissory notes	305,603	2,290,210	6.50-7.501
Shares issued in connection with conversion of accrued interest and interest expense associated with Initio promissory notes	30,236	226,189	6.50-7.501
Shares issued for conversion of Series A bonds	370,969	3,709,655	10.00
Shares issued for conversion of Earn-out liability	113,405	340,215	3.00
Shares issued in connection with settlement agreement	27,500	255,750	9.30
Shares issued as a bonus	22,400	188,160	8.40

The issuance of 522,386 common stock shares during the six months ended November 30, 2015 is summarized below:

	Number of Common Stock Shares	Fair Value at Issuance	Fair Value at Issuance (per share)
Shares issued to consultants	42,746	$242,830	$4.30 - 8.20
Shares issued for conversion of convertible notes payable	125,000	507,146	4.10
Shares issued to board and committees members	98,500	502,687	4.399 – 8.00
Shares issued to employees	138,300	687,928	4.30 - 8.00
Shares issued pursuant to acquisition of subsidiaries	102,460	700,168	4.70 - 8.20
Shares issued in connection with extension of Series A convertible bonds	4,375	23,975	5.48
Shares issued in connection with extension of Series B convertible bonds	1,375	6,875	4.999 – 5.00
Shares issued to private placement agent	9,630	48,149	4.9999 – 5.00

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

As of November 30, 2015, the Company has issued and outstanding 1,663,008 Preferred Stock shares and accrued dividends totaling $149,670.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the common stock shares issued to shareholders at November 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$10.00 - $20.00	1,637,903	3.34	$15.80	1,637,903	$15.80

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 31, 2014	676,077	$19.70
Issued	569,826	15.00
Exercised	-	-
Expired	-	-
Outstanding at May 31, 2015	1,245,903	$17.60
Issued	392,000	10.00
Exercised	-	-
Expired	-	-
Outstanding at November 30, 2015	1,637,903	$15.80

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

During the six months ended November 30, 2015 and 2014, the Company recorded share-based payment expense of $177,657 and $112,531, respectively, in connection with all options outstanding. The amortization of share-based payment was recorded in Salaries and Wages expense.

Through November 30, 2015, the Company had granted 242,500 options to purchase common stock with an exercise price of $20.00 per share and 107,000 options to purchase common stock with an exercise price of $10.00 per share. On December 31, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share. There are 75,000 options with an exercisable term of five (5) years and all others have an exercisable term of ten (10) years. The vested options were 173,000.

The fair value of Stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$10.00 - $20.00
Market price at date of grant:	$3.00 - $19.90
Volatility:	50.57% - 162.519%
Expected dividend rate:	0
Expected terms (years):	5 - 10
Risk-free interest rate:	1.45% - 2.77%

A summary of the activity during the six months ended November 30, 2015 of the Company’s 2014 Equity Plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at May 31, 2014	190,000	$20.00	$-
Granted	147,000	17.20	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Decrease in weighted average exercise price due to modification (1)	-	$(4.10)	-
Outstanding at May 31, 2015	337,000	$13.10	$-
Granted	12,500	10.00	-
Exercised	-		-
Expired or cancelled	-		-
Outstanding at November 30, 2015	349,500	$13.00	$-

(1)	On December 8, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share.

The total compensation cost related to options not yet amortized is $908,270 at November 30, 2015. The Company will recognize this charge over the next forty-three (43) months.

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

On November 4, 2013, in connection with the CSI Acquisition, the Company entered into a four (4) year employment agreement with Simon Dealy (“Dealy Employment Agreement”), to serve as Sr. Vice President of the Company and as Chief Executive Officer of CSI, the Company’s professional services and consulting division.  Pursuant to the terms of the Dealy Employment Agreement, the parties agreed that Mr. Dealy will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Mr. Dealy received a salary of $200,000 annually, plus reasonable expenses. Mr. Dealy was also entitled to an annual base commission equal to two percent (2%) of the gross profit of professional services and consulting division. In addition, Mr. Dealy will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the CSI gross profit exceeds $2,200,000. On November 13, 2015, Mr. Dealy’s employment was terminated for cause.

On November 4, 2013, in connection with the CSI Acquisition, the Company entered into a four (4) year employment agreement with Margaret Gesualdi (“Gesualdi Employment Agreement”), to serve as Vice President of the Company and as Mid-Atlantic Region Managing Partner of CSI, the Company’s professional services and consulting division.  Pursuant to the Gesualdi Employment Agreement, the parties agreed that Ms. Gesualdi will not engage or participate in any business that is in competition in any manner whatsoever with the business of the Company, or any business which the Company contemplates conducting or intends to conduct. Ms. Gesualdi will receive a salary of $190,000 annually, plus reasonable expenses. Ms. Gesualdi is also entitled to an annual base commission equal to two percent (2%) of the “employee attributable gross profit” of the professional services and consulting division. In addition, Ms. Gesualdi will receive an additional monthly commission, not to exceed one and three quarters’ percent (1.75%), if the employee attributable gross profit exceeds $750,000. The Gesualdi Employment Agreement will automatically renew for successive one (1) year terms following the completion of the initial (4) four year term of the agreement unless terminated by the Company or Ms. Gesualdi ninety (90) days prior to the end of such term. On November 13, 2015, Ms. Gesualdi’s employment was terminated for cause.

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

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Brendan Flood (“Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the board of directors, as well as, Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192,000 (At November 30, 2015, the foreign currency year-to-date average exchange rate of 1.5031 makes this approximately $289,000) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index for All Urban Consumers for the Northeast Region as determined by the United States Department of Labor Bureau of Labor Statistics. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood is entitled to Gross Profit Appreciation Participation, which entitles the participants to ten (10%) of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of one hundred twenty percent (120%) of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level is sixty-two and one-half percent (62.5%). On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Flood Employment Agreement has a term of five (5) years and will automatically renew thereafter unless twelve (12) months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of twelve (12) months after termination of employment. Effective September 18, 2015, the Board appointed Brendan Flood, the Company’s Executive Chairman, to serve as the interim Chief Financial Officer while the Company actively searches for a permanent Chief Financial Officer. Mr. Flood is not receiving additional compensation for his role as interim Chief Financial Officer.

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

Pursuant to the CSI Acquisition (See Note 14 - Acquisitions), the CSI Purchase Price includes cash payment to the NCSI Shareholders for performance-based compensation equal to twenty percent (20%) of CSI’s and CCSI’s consolidated gross profit from the date of closing through the end of the sixteenth (16th) quarter following the date of closing not to exceed a total of $2,100,000.  At closing, the Company estimated the performance-based compensation would be $2,100,000. During the six months ended November 30, 2015 and the fiscal year ended May 31, 2015, the Company paid $86,365 and $279,696, respectively, towards the Earn-out liability. At November 30, 2015 the remaining balance was $1,471,223.

Pursuant to The JM Group acquisition (See Note 14 - Acquisitions), the JM purchase price includes a cash payment to the JM Shareholders for performance-based compensation of a) £850,000 if the gross profit for the 12 month period ending on the anniversary date of the date of completion (the “Anniversary TTM Gross Profit”) is equal to 90% or more of the gross profit for the twelve months ending October 31, 2015 (“the Completion TTM Gross Profit”); or (b) if the Anniversary TTM Gross Profit is less than 90% of the Completion TTM Gross Profit a sum equal to £850,000 multiplied by the Anniversary TTM Gross Profit/Completion TTM Gross Profit. The Company used the exchange rate on the date of acquisition of 1.5406 to record the earn-out balance in US dollars. The Company recorded the maximum contingent liability amount of £850,000 ($1,309,510). At November 30, 2015 the remaining balance was $1,309,510.

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

On February 15, 2013, the Company entered into an advisory agreement whereby the advisor, would provide an investor awareness program designed to create financial market and investor awareness for the Company. The Company agreed to pay the advisor $5,000 per month for a period of eighteen (18) months, which expired in October 2014. On November 13, 2014, the Company entered into a new Advisory Agreement, effective as of January 1, 2015, pursuant to which the advisor may provide advisory services if requested by the Company for a period of twelve (12) months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay $300,000, in equal monthly installments of $25,000; and (b) grant 25,000 common stock shares on or before January 30, 2015; and (c) grant an additional 2,500 common stock shares valued at the last trade price at December 31, 2014, in complete settlement of any past due fees and costs owed. The Company’s former employee, President and Board Member is the majority shareholder of the advisor. Such individual resigned from the board of directors and all officer positions as of December 31, 2014. Unless renewed by mutual consent, the Advisory Agreement shall terminate on December 31, 2015. The balance outstanding at November 30, 2015 is $50,000.

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

On August 22, 2013, the Company entered into a twelve (12) month advisory agreement agreeing to pay $3,000 and 5,000 common stock shares per month for advisory services. Specifically, the advisor was to provide support for business activities related to the Company’s consolidation model in the staffing industry. In addition, the advisor was to provide business and financial advice and services. On January 1, 2014, the parties amended the agreement increasing the advisory fee to $13,000 per month. On April 1, 2014, the parties agreed to extend the term of the agreement to April 1, 2015 and discontinued the monthly equity consideration of 500 common stock shares which was replaced with a one-time issuance of 20,000 common stock shares. At November 30, 2015, the remaining balance is $52,000.

On December 17, 2014, the Company entered into an exclusive agreement with a New York-based investment bank.  The investment bank provides services across a wide variety of potential financings as part of the Company's buy-and-build acquisition strategy, which includes, but is not limited to: convertible debt, secondary offerings and private placements. The Company agreed to pay investment bank varying percentages of capital raised based upon the type and structure of the financing. As of November 30, 2015, the Company has paid the investment bank an aggregate of $1,024,000 under the agreement. The initial term of retention was 180 days and could be extended or voided by either party if certain benchmarks were not achieved; otherwise, after the initial 180 day term, the agreement continued month to month unless cancelled with prior written notice. On July 9, 2015, the Company terminated the agreement. Although the agreement was terminated, there were additional costs in finalizing this relationship. (See footnote 15).

On February 28, 2015, the Company reviewed two (2) historical consulting contracts under which the consultants were to provide certain services including roadshows, aftermarket support, and awareness activity and advising management. The consultants had failed to perform or provide such services. Further, they did not respond to the Company’s requests or attempts to contact them. Therefore, the Company considers the contracts null and void and has reversed the remaining unpaid consulting accrual in the amount of $102,500, all of which had been previously expensed in the fiscal year ended May 31, 2015.

Directors Agreements

On July 15, 2012, the Company entered into an advisory agreement with Dimitri Villard. From July 1, 2012 to June 30, 2013, Mr. Villard served as a member of the board of directors and as an advisor for the Company. The Company agreed to pay Mr. Villard $45,000, consisting of: (i) $22,500 of common stock shares based on the value equal to fifty (50%) of the per share price of the common stock sold in the private placement financing, and (ii) $22,500 of cash to be paid in monthly payments of $1,875. This agreement expired on June 30, 2013, but was continued by the Company on a month to month basis. Effective July 1, 2013, Mr. Villard entered into a new agreement with the Company, to serve as a member of the board of directors for $30,000 annually, payable $2,500 per month. Additionally, Mr. Villard was awarded 250 common stock shares per month.  In addition, effective January 1, 2014, Mr. Villard entered into a separate advisory agreement (“Villard Advisory Agreement”) for a term of one year for $30,000 per year, payable $2,500 per month, and 3,000 common stock shares, issued at 250 common stock shares per month. In April 2014, the Villard Advisory Agreement was terminated. For his services as an advisor in 2014, Mr. Villard was paid $10,000 and was awarded 1,000 common stock shares. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. For his service as Chairman of the Corporate Governance and Nominating Committee, Mr. Villard will receive an annual payment of $20,000, payable $1,667 per month. In addition, Mr. Villard will receive 83 common stock shares per month (1,000 common stock shares annually). In May 2014, Mr. Villard was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Villard will receive 83 common stock shares per month (1,000 common stock shares annually) for each committee. In September 2014, Mr. Villard was appointed to serve on the Restructuring Committee. For his service on the Restructuring Committee, Mr. Villard received a one-time grant of 2,500 common stock shares. In March 2015, Mr. Villard received 25,000 options valued at $7,192 for his service as a board and committee member. In addition, on October 30, 2015, Mr. Villard received 30,000 shares valued at $149,997 as a bonus for his service as a board and committees member.

In February 2014, the Company entered into an agreement with Jeff Grout to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Grout will receive 250 common stock shares per month.  In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. For his service as Chairman of the Compensation Committee, Mr. Grout will receive an annual payment of $20,000, payable $1,667 per month. Mr. Grout will also receive 83 common stock shares per month (1,000 common stock shares annually). Mr. Grout was also named as a member of the Corporate Governance and Nominating Committee and the Audit Committee. For his service as a member of these committees, Mr. Grout will receive 83 common stock shares per month for each committee (1,000 common stock shares annually per committee). In March 2015, Mr. Grout received 25,000 options valued at $7,192 for his service as a board and committee member. In addition, on October 30, 2015, Mr. Grout received 30,000 shares valued at $149,997 as a bonus for his service as a board and committees member.

In May 2014, the Company entered into an agreement with Nick Florio to serve as a member of the board of directors for an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Florio will receive 250 common stock shares per month.  In May 2014, Mr. Florio was named the Chairman of the Audit Committee. For his service as Chairman of the Audit Committee, Mr. Florio will receive an annual payment of $20,000, payable $1,667 per month. Mr. Florio will also receive 83 common stock shares per month (1,000 common stock shares annually). Mr. Florio was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Florio will receive 83 common stock shares per month (1,000 common stock shares annually). In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. For his service as Chairman of the Restructuring Committee, Mr. Florio received a one-time fee of 5,000 common stock shares. In March 2015, Mr. Florio received 25,000 options valued at $7,192 for his service as a board and committee member. In addition, on October 30, 2015, Mr. Florio received 30,000 shares valued at $149,997 as a bonus for his service as a board and committees member. At the request of Mr. Florio, all cash payments and common stock issuances have been made in the name of Citrin Cooperman & Company, LLP.

Lease Obligations

The Company entered into multiple lease agreements for office space. The agreements require monthly rental payments through May 2020. Total minimum lease obligation approximate $457,685, $442,860, $146,065 and $299,130 for the years ended May 31, 2016, 2017, 2018 and beyond, respectively. For the six months ended November 30, 2015 and 2014, rent expense amounted to $522,263 and $560,783, respectively.

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

On December 31, 2014, NCSI filed an amended complaint to which NCSI added an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100,000, less amounts paid to date ($1,670,635 balance at December 31, 2014), required should the Company or NCSI “be unable, or admit to in writing, its inability to pay its debts as they become due.” The Company responded denying the material allegations and interposing numerous affirmative defenses. The Earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.

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

On October 21, 2015, the United States District Court for the Western District of Texas, Austin Division (the Court) rendered a final judgment against Staffing 360 Solutions, Inc., (the Company) and in favor of NewCSI, Inc., (NewCSI) in the amount of $1,306,576 (Final Judgment Amount). NewCSI filed a complaint against the Company on May 22, 2014, in which NewCSI alleged that the Company breached a provision of the Stock Purchase Agreement, dated August 14, 2013, between the Company, NewCSI, and the shareholders of NewCSI (Complaint). (In that Stock Purchase Agreement, the Company purchased from NewCSI all of the issued and outstanding stock of Control Solutions, International, Inc.) The Court also awarded NewCSI: (i) pre-judgment interest on the final judgment amount, in the amount of $77,186.50; (ii) costs incurred in connection with the Complaint; and (iii) post-judgment interest on all amounts described above at a rate of 0.23 percent per annum from the date of this final judgment until such amounts are paid in full. In rendering its final judgment, the Court granted NewCSI’s post-verdict Motion for Entry of Judgment as a Matter of Law in part and denied the Company’s post-verdict Motion for Entry of Judgment as a Matter of Law in its entirety. The Company believes that the final judgment is unsupported by the evidence and contrary to the law, and filed its notice of appeal of the final judgment to the United States Court of Appeals for the Fifth Circuit on January 6, 2016. While the results of an appeal cannot be predicted with certainty, the Company believes the final outcome of such litigation and appeal will not have a material adverse effect on the Company’s financial condition or results of operations. The Company has previously accrued for this matter. A full description of the Complaint can be found under Item 3 of the Company’s 10-K filed with the Securities and Exchange Commission on July 31, 2015.

We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against this claim which we believe is not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

On November 13, 2015, Staffing 360 initiated a Judicial Arbitration and Mediation Services (“JAMS”) Arbitration against the three shareholders of NewCSI, each a former Staffing 360 officer and employee.  In the Demand for Arbitration and Statement of Claim, Staffing 360 alleges that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.

NOTE 13 – GEOGRAPHICAL SEGMENTS

For the six (6) and three (3) months ended November 30, 2015 and 2014, the Company generated revenue in the U.S., Canada and the U.K. as follows:

	For the Six Months Ended November 30,		For the Three Months Ended November 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue generated in the U.S.	$70,711,418	$61,290,063	$36,952,097	$30,965,896
Revenue generated in Canada	61,412	70,122	35,955	7,119
Revenue generated in the U.K.	6,460,622	4,317,137	4,361,882	2,129,306
Total Revenue	$77,233,452	$65,677,322	$41,349,934	$33,102,321

As of November 30, 2015 and May 31, 2015, the Company has assets in the U.S., Canada and U.K. as follows:

	November 30,	May 31,
	2015	2015
	(Unaudited)
Total Assets in the U.S.	$48,331,779	$40,682,286
Total Assets in Canada	44,857	57,713
Total Assets in the U.K.	8,112,565	1,592,256
Total Assets	$56,489,201	$42,332,255

As of November 30, 2015 and May 31, 2015, the Company has liabilities in the U.S., Canada and U.K. as follows:

	November 30,	May 31,
	2015	2015
	(Unaudited)
Total Liabilities in the U.S.	$36,548,622	$30,799,332
Total Liabilities in Canada	4,678	7,502
Total Liabilities in the U.K.	9,802,037	2,023,361
Total Liabilities	$46,355,337	$32,830,195

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

On November 4, 2013, the Company purchased all of the issued and outstanding common stock of CSI and its wholly owned subsidiary CCSI. The aggregate consideration paid for the CSI Acquisition was $3,530,454 (“CSI Purchase Price”), payable as follows: (i) cash of $1,311,454; and (ii) issuance of 13,600 common stock shares valued at a price of $8.75 per share totaling $119,000. Additionally, the Company agreed to pay a performance-based earn-out equal to twenty percent (20%) of CSI’s and CCSI’s consolidated gross profit through the end of the sixteenth (16th) quarter, not to exceed a total of $2,100,000. As of November 30, 2015, the Company paid $628,777 of the earn-out. At November 30, 2015, the balance of the Earn-out liability was $1,471,223. This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the CSI Acquisition, the Company identified and recognized intangible assets of $912,000 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was over fifteen (15) years. This resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. During the fiscal year ended May 31, 2015 and 2014, the Company recognized amortization expense of $91,099 and $107,654, respectively. The impairment analysis performed as of May 31, 2014 and November 30, 2014, resulted in the Company impairing trade name, customer relationships and employment agreements/non-competes in the amount of $10,025 and $703,222, respectively. The intangible asset balance, net of impairment and accumulated amortization, at November 30, 2014 was $0 and remains $0 at November 30, 2015.

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

In connection with the acquisition of Staffing (UK), the Company identified and recognized an intangible asset of $10,050,000 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes was based on independent professional valuation services’ calculations. During the six months ended November 30, 2015 and 2014 the Company recognized amortization expense of $854,658 and $854,658, respectively. The Company will recognize amortization expense of $854,658 in the remainder of fiscal year ending 2016, $1,709,317 in the fiscal year ending 2017, $1,118,796 in the fiscal year ending 2018, $292,428 each year in the fiscal years 2019 through 2028 and $170,372 in the fiscal year ended 2029. The Intangible asset balance, net of accumulated amortization, at November 30, 2015 is $7,035,275.

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

In connection with the acquisition of Poolia UK, the Company identified and recognized an intangible asset of $465,321 representing customer relationships and employment agreements/non-competes. The assets are being amortized on the straight line basis over their estimated life of four (4) years. This method results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the six months ended November 30, 2015 and 2014, the Company recognized amortization expense of $58,165 and $58,165, respectively. The Company will recognize amortization expense of $58,165 in the remainder of fiscal year ending 2016, $116,330 in the fiscal year ending 2017 and $87,248 in the fiscal year ending 2018. At November 30, 2015, the Intangible asset balance, net of accumulated amortization, is $261,743.

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

In connection with the forty-nine percent (49%) acquisition of PRS, the Company recorded a non-controlling interest totaling $572,900. The results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. Through the six months ended November 30, 2015, the Company recorded net loss attributable to non-controlling interest totaling $220,913.

In connection with the acquisition of PS, the Company identified and recognized an intangible asset of $2,999,100 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which is amortized over fifteen (15) years. This results in the sum of the future net cash flows discounted to its present day value. The valuation provided for the trade name, customer relationships and employment agreements/non-competes is based on independent professional valuation services’ calculations. During the six months ended November 30, 2015 and 2014, the Company recognized amortization expense of $307,238 and $307,238, respectively. The Company will recognize amortization expense of $307,238 in the remainder of fiscal year ending 2016, $614,475 in the fiscal year ending 2017, $590,922 in the fiscal year ending 2018, $49,200 each year in the fiscal years 2019 through 2028 and $47,150 in the fiscal year ended 2029. At November 30, 2015, the Intangible asset balance, net of accumulated amortization, is $2,051,748.

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

In connection with the Lighthouse Acquisition, the Company identified and recognized intangible assets of $2,269,403 representing trade name, customer relationships and employment agreements/non-competes. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was over fifteen (15) years. This resulted in the sum of the future net cash flows discounted to its present day value. The fair value allocation for the trade name, customer relationships and employment agreements/non-competes resulting from the acquisition of Lighthouse was based on management’s estimates. The Company intends to retain the services of an independent valuation expert to determine the fair market value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on July 8, 2015. The Company anticipates this will be completed prior to filing its May 31, 2016 Form 10-K Annual Report and reflected in its upcoming audited consolidated financial statements at such date. During the six months ended November 30, 2015 and 2014, the Company recognized amortization expense of $189,543 and $0, respectively. The Company will recognize amortization expense of $227,451 in the remainder of fiscal year ending 2016, $454,903 in the fiscal year ending 2017, $454,903 in the fiscal year ending 2018, $454,903 in the fiscal year ending 2019, $75,391 in the fiscal year ending 2020, $40,890 each year in the fiscal years 2021 through 2030 and $3,408 in the fiscal year ending 2031. At November 30, 2015, the Intangible asset balance, net of accumulated amortization, is $2,079,860.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$153,990
Intangible assets	2,269,403
Goodwill	3,864,118
Total	$6,287,511

LIABILITIES:
Current liabilities	$153,990
Net purchase price	$6,133,521

On November 5, 2015, the Company, through Longbridge Recruitment 360 Limited, a subsidiary of Staffing (UK), purchased one hundred percent (100%) of the issued and outstanding equity interests of The JM Group Limited. The aggregate purchase price was $3,517,218, paid as follows: (i) cash of £750,000 (approximately $1,155,000 USD); (ii) 40,000 restricted common stock shares valued at $4.70 totaling $188,000; (iii) six (6) month unsecured promissory note of £500,000 (approximately $770,000) (iv) performance based compensation in an amount in cash equal to £850,000 (approximately $1,310,000) and (v) an aggregate of 20,000 shares of Common Stock valued at $4.70 totaling $94,000, if the Anniversary Gross Profit is 100% or more the Completion Gross Profit; or if the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of the Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) 20,000. This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with The JM Group Acquisition, the Company identified and recognized intangible assets of $1,142,779 representing trade name, customer relationships and employment agreements and non-competition agreements. The assets were being amortized on a straight line basis over their estimated life of four (4) years, other than the trade name which was over fifteen (15) years. This resulted in the sum of the future net cash flows discounted to its present day value. The fair value allocation for the trade name, customer relationships and employment agreements/non-competes resulting from the acquisition of Lighthouse was based on management’s estimates. The Company intends to retain the services of an independent valuation expert to determine the fair market value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on November 5, 2015. The Company anticipates this will be completed prior to filing its May 31, 2016 Form 10-K Annual Report and reflected in its upcoming audited consolidated financial statements at such date. During the six months ended November 30, 2015 and 2014, the Company recognized amortization expense of $19,187 and $0, respectively. The Company will recognize amortization expense of $114,437 in the remainder of fiscal year ending 2016, $229,071 in the fiscal year ending 2017, $229,071 in the fiscal year ending 2018, $229,071 in the fiscal year ending 2019, $107,457 in the fiscal year ending 2020, $20,591 each year in the fiscal years 2021 through 2030 and $8,579 in the fiscal year ending 2031. At November 30, 2015, the Intangible asset balance, net of accumulated amortization, is $1,123,592.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$5,138,078
Intangible assets	1,142,779
Goodwill	1,945,813
Total	$8,226,670

LIABILITIES:
Current liabilities	$4,709,452
Net purchase price	$3,517,218

The following unaudited pro forma consolidated results of operations have been prepared, expressed in rounded thousands, as if the acquisition of CSI, Initio, Poolia UK, PS and Lighthouse had occurred as of June 1, 2015 and 2014:

	For the Six Months Ended November 30,		For the Three Months Ended November 30,
	2015	2014	2015	2014

Net Revenues	$89,200,501	$88,713,029	$45,705,851	$44,494,373

Net loss from continuing operations	(4,748,250)	(12,533,981)	(3,179,823)	(8,714,329)

Net loss per share from continuing operations	(1.02)	(3.56)	(0.67)	(2.44)

Weighted average number of common stock shares – Basic and diluted	4,646,016	3,518,231	4,734,999	3,574,950

NOTE 15 - SUBSEQUENT EVENTS

On December 3, 2015, the Company issued warrants to purchase 30,087 shares to a placement agent.

On December 11, 2015, two (2) Series B Bond Holders owning an aggregate principal amount of $400,000 in Series B Bonds agreed to modify the terms of the Series B Bonds to provide that (i) the Company shall make payments on the principal amount of the Series B Bonds in six (6) equal tranches, every month, beginning on December 15, 2015, (ii) the Company shall pay all accrued interest on the Series B Bonds by November 6, 2015, as calculated through December 15, 2015, at an increased rate of 18% beginning September 30, 2015. The interest rate will revert back to 12% for all interest payments made after December 15, 2015. In addition, the conversion rate and the price of common stock issued as interest payments on the Series B Bonds decreased from $12.00 to $10.00 per share.

On December 23, 2015, the Company repaid in full the outstanding balance of the $359,000 convertible promissory note that was issued on June 23, 2015.

On December 30, 2015, Staffing 360 filed a Certificate of Designations, Preferences and Rights of Series B Preferred Stock with the Nevada Secretary of State, whereby the Company designated 200,000 shares as Series B Preferred Stock, par value $0.00001 per share. The Series B Preferred Stock shall have a stated value of $10.00 per share. Except as otherwise required by law, the Series B Preferred Stock have no voting rights.

On December 30, 2015, the Company issued an aggregate of 100,000 shares of Series B Preferred Stock to a note holder in exchange for a warrant to purchase 392,000 shares as well as the rights to a warrant to purchase an additional 392,000 shares upon default.

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

On May 11, 2015, the Company restructured its U.K. subsidiary, Staffing 360 Solutions (U.K.) Limited (“Staffing (U.K.)”). The Company paid an in-kind dividend to Staffing 360 Solutions Limited and as a result Faro Recruitment America, Inc. (“Faro”) along with its subsidiary Monroe Staffing Services, LLC (“Monroe”) is now a subsidiary of the parent company, Staffing 360 Solutions, Inc.

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

On July 8, 2015, the Company completed its seventh acquisition by purchasing one hundred percent (100%) of the members interests in Lighthouse. The aggregate purchase price was $6,133,521, paid as follows: (i) cash of $2,498,379; (ii) 62,460 restricted common stock shares valued at $8.20 totaling $512,168; (iii) three (3) year unsecured promissory note of $2,498,379 and (iv) two (2) year unsecured promissory note of $624,595. (See Note 14 - Acquisitions).

On November 5, 2015, the Company, through Longbridge Recruitment 360 Limited, a subsidiary of Staffing (UK), completed its eighth acquisition by purchasing one hundred percent (100%) of the issued and outstanding equity interests of The JM Group Limited. The aggregate purchase price was $3,517,218, paid as follows: (i) cash of £750,000 (approximately $1,155,000 USD); (ii) 40,000 restricted common stock shares valued at $4.70 totaling $188,000; (iii) six (6) month unsecured promissory note of £500,000 (approximately $770,000) (iv) performance based compensation in an amount in cash equal to £850,000 (approximately $1,310,000) and (v) an aggregate of 20,000 shares of Common Stock valued at $4.70 totaling $94,000, if the Anniversary Gross Profit is 100% or more the Completion Gross Profit; or if the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of the Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) 20,000. (See Note 14 - Acquisitions).

Operating History

We began generating revenue in October 2012. To date, the Company has purchased seven (7) operating businesses: Cyber 360, CSI, Staffing (UK), Poolia UK, PSI, forty-nine percent (49%) of PRS, Lighthouse and The JM Group. Our business plan is to expand and grow through multiple acquisitions while continuing to supplement this with above average market organic growth. The Company, less the discontinued operations of Cyber 360, which was sold effective January 1, 2015, generated revenue of $172,225, $41,198,162 and $128,829,330 for the fiscal years ended May 2013, 2014 and 2015, respectively. The Company generated revenue of $77,233,452 for the six months ended November 30, 2015. This growth has been achieved primarily through acquisitions, while existing operations continue to grow organically at a robust pace.

Through the date of this filing, the Company raised capital by conducting financings through debt and equity transactions as follows:

•	In April 2014, the Company commenced its best efforts private offering of twelve percent (12%) Series A Bonds with seventy (70) accredited investors. In fiscal 2014 and 2015, the Company raised $2,998,500 and $1,060,000, respectively and on July 29, 2014, the Company completed the Series A Bond offering for an aggregate of $4,058,500. In addition to the Series A Bonds, each Purchaser of the Bonds received equity consideration at a rate of 500 common stock shares for each $50,000 investment for a total of 40,585 common stock shares.

•	From April 21, 2014 through May 27, 2014, the Company raised $950,000 from two (2) accredited investor through the issuance of five (5) short-term, twelve percent (12%), convertible promissory notes. The holders of these notes received an aggregate of 19,000 common stock shares. These notes had varying maturity dates.

•	From May 14, 2014 through May 19, 2014, the Company raised $600,000 from five (5) accredited investors through the issuance of five (5) short-term twelve percent (12%) convertible promissory notes. These note holders received an aggregate of 12,000 common stock shares. On July 14, 2014, all five (5) of these holders converted $600,000 of principal into forty thousand (40,000) common stock shares and $11,868 of unpaid interest into 791 common stock shares.

•	On May 27, 2014, the Company raised $50,000 from one (1) accredited investor through the issuance of a short-term twelve percent (12%) convertible promissory note. The note holder received 1,000 common stock shares. On July 25, 2014, the Company repaid this note, including all unpaid interest.

•	On June 22, 2014, the Company raised $100,000 from one (1) accredited investor through the issuance of one (1) short-term twelve percent (12%) convertible promissory note. The note holder received 2,000 common stock shares. In August 2014, this note was repaid in full.

•	In June 2014, the Company issued a non-interest bearing promissory note in the amount of $100,000 to a director and shareholder of the Company. The promissory note was due upon demand. The Company issued 500 common stock shares to the note holder as additional consideration. In June 2014, the Company repaid this promissory note in full.

•	In July 2014, the Company issued three (3) non-interest bearing promissory notes in the aggregate amount of $280,000 to three (3) related parties. The promissory notes were due upon demand. The first was issued on July 16, 2014 to a company owned by a former employee, Vice Chairman, President and Secretary of the Company, in the amount of $30,000. On July 25, 2014, this note was paid in full. The second was issued on July 17, 2014 to the Company’s former Chief Financial Officer, in the amount of $150,000. The Company issued 1,000 common stock shares to the former Chief Financial Officer as additional consideration. On July 25, 2014, this note was paid in full. The third was issued on July 8, 2014 to a company of which a director and shareholder of the Company is a Managing Member in the amount of $100,000. The Company issued 700 common stock shares to the note holder as additional consideration. On July 29, 2014, this note was paid in full.

•	Effective July 25, 2014, the Company joined with its subsidiaries, Monroe, PSI and PRS, (collectively the “Borrowers”), in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement with Wells Fargo Bank, NA. This facility increased the line of credit amount from $14,000,000 to $15,000,000 and modified the covenants to permit transferring of funds amongst the Borrowers. All other terms and conditions remained unchanged.

•	In August 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which a former director and shareholder of the Company is a Managing Member. The promissory note was due upon demand. The Company issued 750 common stock shares to the note holder as additional consideration. On August 28, 2014, this note was paid in full.

•	In July and August 2014, the Company issued promissory notes to Sterling National Bank totaling $625,000. These notes bore interest at eighteen percent (18%) per annum and was due upon demand. On or before October 3, 2014, these notes and interest of $7,277 were paid in full.

•	In August 2014, the Company issued a twelve percent (12%) interest bearing promissory note in the amount of $150,000 to a brother of a former employee, Vice Chairman, President and Secretary of the Company. The promissory note was due upon demand. The Company issued 1,500 common stock shares to the note holder as additional consideration. This note has been paid in full.

•	On September 2, 2014, the Company issued a non-interest bearing promissory note in the amount of $125,000 to a company of which a former director and shareholder of the Company is a Managing Member. The promissory note was due upon demand. The Company issued 750 common stock shares to the note holder as additional consideration. This note has been paid in full.

•	On September 15, 2014, the Company issued a non-interest bearing promissory note in the amount of $50,000 to a company owned by a former director and shareholder of the Company. The promissory note is due upon demand. The Company issued 250 common stock shares to the note holder as additional consideration. This note has been paid in full.

•	On November 24, 2014, the Company completed its Series B Bond offering of twelve percent (12%) convertible bonds with twenty-one (21) accredited investors. The Company issued Bonds in the aggregate of $981,500. The Company issued 9,815 common stock shares as equity consideration to the bondholders. In addition, the Company issued 589 common stock shares to the placement agent. Through November 30, 2015 the Company has repaid $100,000. At November 30, 2015, the principal amount outstanding was $881,500.

•	On December 10, 2014, the Company issued a twelve percent (12%) convertible note in the amount of $100,000. The Company issued 1,000 common stock shares as additional consideration. On May 11, 2015, the parties agreed to extend the maturity date of the note, $100,000 in principal and $11,474 in accrued interest, to October 15, 2015 in exchange for 2,787 common stock shares valued at $18,115. At November 30, 2015, the principal amount outstanding was $100,000.

•	On December 16, 2014, the Company issued a promissory note to Sterling National Bank in the amount of $250,000. The note bore interest at eighteen percent (18%) per annum and had a maturity date of March 31, 2015. This note has been paid in full.

•	On February 5, 2015, the Company issued a convertible promissory note in the amount of $204,000. The note bears interest at eight percent (8%) per annum, contains a graduating prepayment premium ranging between ten percent (10%) and thirty-five percent (35%) and becomes convertible after 180 days and matures on November 2, 2015. This note has been paid in full.

•	On April 8, 2015, the Company cancelled the Wells Fargo Credit Facility. Associated with this cancellation, the Company paid an early termination fee of $100,000. The balance outstanding under this facility is zero.

•	On April 8, 2015, Monroe and PSI entered into a four (4) year $22 million revolving loan facility with MidCap Funding X Trust (“MidCap”), with the option to increase the amount to up to $47.0 million. The interest rate is four percent (4.0%) plus LIBOR, with a LIBOR floor of 1.0% per annum. In connection with the Company’s acquisition of Lighthouse, the agreement was amended on July 13, 2015 to join Lighthouse and the Company’s existing subsidiary, Faro Recruitment America, Inc., as borrowers. At November 30, 2015, the balance outstanding was $11,438,984.

•	On April 8, 2015, PRS entered into a four (4) year $3 million revolving loan facility with MidCap. The Company holds a forty-nine (49%) equity interest in PRS. The interest rate is four percent (4.0%) plus LIBOR, with a LIBOR floor of 1.0% per annum. At November 30, 2015, the balance outstanding was $985,391.

•	On April 8, 2015, the Company entered into a four (4) year term loan and a four (4) year additional term loan in the amounts of $3,000,000 and $700,000, respectively with MidCap. The loans bear interest at nine percent (9.0%) plus LIBOR and four percent (4.0%) plus LIBOR, respectively, with a LIBOR floor of one percent (1.0%). Through the date of this filing, the Company has repaid $437,500 towards the term loan leaving a balance of $2,562,500 and repaid $0 towards the additional term loan leaving a balance of $750,000.

•

On June 23, 2015, the Company issued a six (6) month $359,000 convertible promissory note. The financing had an OID of $54,000 and is convertible into common stock at a price of $11.50 per share. This note has been paid in full as of the date of this filing (See Note 15 – Subsequent Events).

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

55

•

On November 5, 2015, the Company entered into a two (2) year Term Loan agreement with ABN AMRO Bank in the amount of $1,155,450 (£750,000). Payments will be made in monthly installments. This loan bears interest at 3.0% plus the Bank of England base rate of 0.5% (the “BoE Rate”). This note remains outstanding as of the date of this filing.

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

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The approved Restructuring Plan authorized management to approach existing debt holders with this proposal. The Company offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations. The Company exchanged equity with a fair value in excess of the aggregate amount of debt being extinguished. Upon execution of all necessary agreements, the Company recognized a loss on the transaction. In accordance with ASC 470-40-2, the difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in the period of extinguishment as losses or gains. Gains and losses shall not be amortized to future periods. The modification expense was measured at fair value on the date of the agreement and recorded in accordance with ASC 470-40-2; and

o	Notes Payable and Other Debt obligations: The Restructuring Plan offered a meaningful incentive to outstanding Notes Payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment; Note holders converted $3,056,030 of principal and interest into 335,839 common stock shares and 369,423 warrants exercisable for a term of ten (10) years at $12.50. This action is anticipated to reduce the Company’s future cash outflows by approximately $889,000 in the calendar year of 2015, and by a further $2,313,000 in the calendar year of 2016.

o	Modification of Series A Bonds: The Restructuring Plan modified the terms of the Series A Bonds conversion price from $15.00 to $10.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest into common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash; Bondholders converted $3,709,655 of principal and interest into 370,969 common stock shares and 185,486 warrants exercisable for a term of three (3) years at $20.00. The Company recorded a modification expense of $2,927,959 related to changing the conversion price of these bonds.

o	Modification of Series B Bonds: The Restructuring Plan modified the terms of the Series B Bonds conversion price from $15.00 to $12.00 with the intention of providing a meaningful incentive for the Series B Bond holders to convert their principal and interest into common stock by the maturity date of September 30, 2015, rather than redeem for cash. No Bondholders have elected to convert. The Company recorded a modification expense of $154,489 related to changing the conversion price of these bonds;

o	Earn-out Liabilities: The Restructuring Plan offered a meaningful incentive to the Earn-out liability holders to convert their contingent future payments to common stock rather than cash payments. In conjunction with the sale of Cyber 360, effective January 1, 2015, the former shareholders of TRG were offered the opportunity and elected to convert their remaining Earn-out liability of $1,134,050 into common stock shares at $10.00 per share. As a result, the Company issued 113,405 common stock shares and recorded a gain on conversion of earn-out of $485,835 on February 27, 2015.

•	Operational and Corporate commitments: The approved Restructuring Plan authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with this restructuring. In accordance with ASC 470-25-12, which states, a liability for costs to terminate a contract before the end of its term shall be recognized when the entity terminates the contract in accordance with the contract terms. These amounts were recorded in the operating section of the Statement of Operations on a line item titled Reorganization of Business Expenses and a liability for the amount owed on the balance sheet.

o	Consulting Agreements: The Company cancelled various on-going consulting agreements. The measurement date to record the expense was the date upon which the Company decided to cancel the agreement. The Company expensed $73,875 as a result of the cancellation of these agreements. This action is anticipated to reduce the Company’s cash outflows by approximately $432,000 in the calendar year of 2015.

o	Employment: The Company severed employment with an employee. The measurement date to record the expense was the date upon which the Company agreed to separate employment. The Company expensed $691,966 related to the aforementioned severed employment. This action is anticipated to increase the Company’s future cash outflows by approximately $50,000 during the calendar year of 2015, and thereafter to reduce the Company’s future cash outflows by approximately $624,000 annually in perpetuity.

o	Restructuring Fees: The Company estimated the cost associated with this restructuring to be approximately $175,000. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs have been and will continue to be expensed as incurred. To date, these fees have totaled $792,650 and are properly classified in Professional fees - Restructuring.

Results of Operations

For the three (3) months ended November 30, 2015 as compared to the three (3) months ended November 30, 2014

The Company continues to aggressively pursue and acquire staffing companies. To date the Company has acquired eight (8) staffing companies. While two (2) of our acquisitions have under-performed from a GAAP perspective, and we have since divested Cyber360, we view our M&A program in its totality as a success. In the medium to long-term we will view this impairment as a cost of getting our growth program in place.

From a revenue perspective, the Company delivered $41.3 million for the quarter. The Company believes the acquisitions consummated during calendar years 2014 and 2015 are performing as expected. We are confident that we can continue to grow these businesses and that they will allow us to attract further acquisitions in line with our stated Strategic Plan of achieving $300 million of annualized revenue.

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

The following table sets forth the results of our operations for the three months ended November 30, 2015 and 2014 and as a percentage of revenue:

	Three Months Ended November 30,
	2015		2014

Service revenue	$41,349,934	100%	$33,102,321	100%
Direct cost of services	(33,880,009)	82%	(27,260,859)	82%
Gross profit	7,469,925	18%	5,841,462	18%
Operating expenses	(9,210,756)	(22)%	(8,395,692)	(25)%
Loss from operations	(1,740,831)	(4)%	(2,554,230)	(8)%
Other expenses	(1,438,992)	(3)%	(6,173,798)	(19)%
Net loss	$(3,179,823)	(8)%	$(8,728,028)	(26)%

Service revenue

We began to generate revenue in October 2012. As of November 30, 2015, the Company had seven (7) operating entities – CSI, Staffing (UK), Poolia UK, PSI, PRS, Lighthouse, and The JM Group.

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

The JM Group was acquired on November 5, 2015. The JM Group provides IT workforce solutions to a diverse set of clients across the financial services, professional services and corporate sectors in the United Kingdom. Revenue from contract placements is recognized as services are rendered and validated by the receipt of a client approved timesheet and contractor invoice. Revenue from permanent placements is recognized on the candidate’s first day in their new role.

For the three months ended November 30, 2015, we had revenue of $41,349,934 compared to $33,102,321 for the three months ended November 30, 2014. The increase in revenue is due to organic growth coupled with the revenue generated by the Lighthouse and The JM Group acquisitions completed in July and November 2015.

Direct cost of services

Cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended November 30, 2015 and 2014, cost of revenue was $33,880,009 and $27,260,859, respectively. The increase is due to organic growth coupled with additional costs incurred by the Lighthouse and The JM Group acquisitions completed in July and November 2015.

Gross profit and gross margin

Our gross profit for the quarters ended November 30, 2015 and 2014 was $7,469,925 and $5,841,462, respectively, representing gross margin of 18% in both periods. Gross margin as a percentage of revenue is unchanged compared to the full year ended May 31, 2015 and is approximately in line with our expectations for gross margin as a percentage of revenue if our business mix remains as it is currently.

Operating expenses

For the three months ended November 30, 2015, operating expenses amounted to $9,210,756 as compared to $8,395,692 for the three months ended November 30, 2014, an increase of $815,064. Despite increasing on an absolute basis, as a percentage of revenue, we saw an improvement from 25% for the three months ended November 30, 2014 to 22% for the three months ended November 30, 2015. As we continue to grow revenue and further leverage our existing support functions, we expect operating expenses as a percentage of revenue to continue to trend lower. For the three months ended November 30, 2015 and 2014, operating expenses consisted of the following:

	Three Months Ended November 30,
	2015	2014
General and administrative	$924,300	$1,101,075
Compensation	5,428,780	4,166,293
Consulting fees – Related parties	506,187	103,166
Depreciation and amortization	800,229	696,688
Professional fees	1,551,260	757,041
Impairment of intangible assets	-	703,222
Operating expenses – Restructuring	-	868,207
Total operating expenses	$9,210,756	$8,395,692

For the three months ended November 30, 2015, the increase in our operating expenses as compared to the three months ended November 30, 2014 was primarily attributable to:

•	A decrease of $176,755 in general and administrative expenses for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. The decrease is attributable to Company’s action to reduce short and medium-term debt service obligations, consulting/advisory agreements, employment costs and other corporate commitments. General and administrative expenses declined from 3.3% of revenue to 2.2% from the three months ended November 30, 2014 to the three months ended November 30, 2015, respectively.

•

An increase in compensation of $1,262,487. The increase is primarily attributable to the implementation of the Company’s business plan in acquiring Lighthouse and The JM Group during July and November, 2015, coupled with increased commissions on higher gross margin. Additional costs were also incurred during the three months ended November 30, 2015 for stock issued to the Company’s executives on the Company’s uplisting to the NASDAQ exchange.

•	An increase of $403,021 in consulting fees to related parties is primarily attributable to stock issued to the Company’s Board of Directors on the Company’s uplisting to the NASDAQ exchange.

•

An increase of $103,541 in depreciation and amortization expense for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. Amortization expense relates to the amortization of intangible assets related to the acquisitions of Control Solutions International on November 4, 2013, Staffing UK on January 3, 2014, Poolia on February 28, 2014, PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. on May 17, 2014, Lighthouse Placement Services LLC on July 8, 2015, and The JM Group on November 5, 2015. The Company’s intangible assets are being amortized on a straight line basis over the estimated life of four (4) years except for trade names which are being amortized over fifteen (15) years. Depreciation expense relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	An increase of $794,219 in professional fees in the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. The increase primarily relates to consulting, investor relations, legal and accounting fees charged related to the uplisting to the NASDAQ exchange, the reverse stock split, and the acquisitions made in fiscal 2016.

 Other Expenses

For the three months ended November 30, 2015 and 2014, we incurred interest and financing expense of $1,439,833 and $1,508,463, respectively, relating to interest for convertible notes and other notes payable, accounts receivable financing, amortization of beneficial conversion feature, debt discount and deferred financing costs.

Net Loss

As a result of the factors described above, our net losses for the quarters ended November 30, 2015 and 2014 were $3,179,823 and $8,737,196, respectively, or a net loss per common share of $(0.68) and $(2.44) (basic and diluted), respectively.

For the six (6) months ended November 30, 2015 as compared to the six (6) months ended November 30, 2014

The Company continues to aggressively pursue and acquire staffing companies. To date the Company has acquired eight (8) staffing companies. While two (2) of our acquisitions have under-performed from a GAAP perspective, and we have since divested Cyber360, we view our M&A program in its totality as a success. In the medium to long-term we will view this impairment as a cost of getting our growth program in place.

From a revenue perspective, the Company delivered $77.2 million for the six (6) month period. The Company believes the acquisitions consummated during calendar years 2014 and 2015 are performing as expected. We are confident that we can continue to grow these businesses and that they will allow us to attract further acquisitions in line with our stated Strategic Plan of achieving $300 million of annualized revenue.

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

The following table sets forth the results of our operations for the three months ended November 30, 2015 and 2014 and as a percentage of revenue:

	Six Months Ended November 30,
	2015		2014

Service revenue	$77,233,452	100%	$65,677,322	100%
Direct cost of services	(63,443,074)	82%	(54,171,765)	82%
Gross profit	13,790,378	18%	11,505,557	18%
Operating expenses	(16,189,887)	(21)%	(15,459,070)	(24)%
Loss from operations	(2,399,509)	(3)%	(3,953,513)	(6)%
Other expenses	(2,471,547)	(3)%	(9,400,196)	(14)%
Net loss	$(4,871,056)	(6)%	$(13,400,469)	(20)%

Service revenue

We began to generate revenue in October 2012. As of November 30, 2015, the Company had seven (7) operating entities – CSI, Staffing (UK), Poolia UK, PSI, PRS, Lighthouse, and The JM Group.

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

The JM Group was acquired on November 5, 2015. The JM Group provides IT workforce solutions to a diverse set of clients across the financial services, professional services and corporate sectors in the United Kingdom. Revenue from contract placements is recognized as services are rendered and validated by the receipt of a client approved timesheet and contractor invoice. Revenue from permanent placements is recognized on the candidate’s first day in their new role.

For the six months ended November 30, 2015, we had revenue of $77,233,452 compared to $65,677,322 for the six months ended November 30, 2014. The increase in revenue is due to organic growth coupled with the revenue generated by the Lighthouse and The JM Group acquisitions completed in July and November 2015.

Direct cost of services

Cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the six months ended November 30, 2015 and 2014, cost of revenue was $63,443,074 and $54,171,765, respectively. The increase is due to organic growth coupled with additional costs incurred by the Lighthouse and The JM Group acquisitions completed in July and November 2015.

Gross profit and gross margin

Our gross profit for the six months ended November 30, 2015 and 2014 was $13,790,378 and $11,505,557, respectively, representing gross margin of 18% in both periods. Gross margin as a percentage of revenue is unchanged compared to the full year ended May 31, 2015 and is approximately in line with our expectations for gross margin as a percentage of revenue if our business mix remains as it is currently.

Operating expenses

For the six months ended November 30, 2015, operating expenses amounted to $16,189,887 as compared to $15,459,070 for the six months ended November 30, 2014, an increase of $730,817. Despite increasing on an absolute basis, as a percentage of revenue, we saw an improvement from 24% for the six months ended November 30, 2014 to 21% for the six months ended November 30, 2015. As we continue to grow revenue and further leverage our existing support functions, we expect operating expenses as a percentage of revenue to continue to trend lower. For the six months ended November 30, 2015 and 2014, operating expenses consisted of the following:

	Six Months Ended November 30,
	2015	2014
General and administrative	$2,343,788	$2,550,565
Compensation	9,589,859	7,982,842
Consulting fees – Related parties	577,687	289,924
Depreciation and amortization	1,573,345	1,391,374
Professional fees	2,141,208	1,672,936
Impairment of intangible assets	-	703,222
Operating expenses – Restructuring	-	868,207
Total operating expenses	$16,189,887	$15,459,070

For the six months ended November 30, 2015, the increase in our operating expenses as compared to the six months ended November 30, 2014 was primarily attributable to:

•	A decrease of $206,777 in general and administrative expenses for the six months ended November 30, 2015 as compared to the six months ended November 30, 2014. The decrease is attributable to Company’s action to reduce short and medium-term debt service obligations, consulting/advisory agreements, employment costs and other corporate commitments. General and administrative expenses declined from 4% of revenue to 3% from the six months ended November 30, 2014 to the six months ended November 30, 2015, respectively.

•	An increase in compensation of $1,607,017. The increase is primarily attributable to the implementation of the Company’s business plan in acquiring Lighthouse and The JM Group during July and November, 2015, coupled with increased commissions on higher gross margin. Additional costs were also incurred during the six months ended November 30, 2015 for stock issued to the Company’s executives on the Company’s uplisting to the NASDAQ exchange.

•	An increase of $287,763 in consulting fees to related parties is primarily attributable to stock issued to the Company’s Board of Directors on the Company’s uplisting to the NASDAQ exchange.

•	An increase of $145,971 in depreciation and amortization expense for the six months ended November 30, 2015 as compared to the six months ended November 30, 2014. Amortization expense relates to the amortization of intangible assets related to the acquisitions of Control Solutions International on November 4, 2013, Staffing UK on January 3, 2014, Poolia on February 28, 2014, PeopleSERVE, Inc. and PeopleSERVE PRS, Inc. on May 17, 2014, Lighthouse Placement Services LLC on July 8, 2015, and The JM Group on November 5, 2015. The Company’s intangible assets are being amortized on a straight line basis over the estimated life of four (4) years except for trade names which are being amortized over fifteen (15) years. Depreciation expense relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	An increase of $468,272 in professional fees in the six months ended November 30, 2015 as compared to the six months ended November 30, 2014. The increase primarily relates to consulting, investor relations, legal and accounting fees charged related to the uplisting to the NASDAQ exchange, the reverse stock split, and the acquisitions made in fiscal 2016.

 Other Expenses

For the six months ended November 30, 2015 and 2014, we incurred interest and financing expense of $2,467,825 and $4,849,496, respectively, relating to interest for convertible notes and other notes payable, accounts receivable financing, amortization of beneficial conversion feature, debt discount and deferred financing costs.

Net Loss

As a result of the factors described above, our net losses for the six months ended November 30, 2015 and 2014 were $4,871,056 and $13,400,469, respectively, or a net loss per common share of $(1.06) and $(3.88) (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we funded our operations through promissory notes, bonds, convertible notes, private placement offerings and from advances from our majority shareholders/officers/directors.

As of November 30, 2015, the Company had a working capital deficiency of $10,885,381, and had an accumulated deficit of $39,157,693 and for the six months ended November 30, 2015 has a net loss and net cash used in operations of $4,871,056 and $118,468, respectively.

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

As a result of our current and future potential financings, we believe that we will be able to implement our business plan and pursue the acquisition of a broad spectrum of staffing agencies primarily in the accounting and finance, IT, engineering, administration and light industrial sectors. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Currently, dilutive common share equivalents totaling 3,185,815 consist of shares issuable upon the conversion of existing convertible notes, convertible Preferred Stock and the exercise of stock options and warrants.

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

Operating activities

For the six months ended November 30, 2015, net cash used in operations of $118,468 was primarily attributable to the net loss of $4,871,056 offset by changes in operating assets and liabilities totaling $109,617, which primarily relates to an increase in accounts receivable of $468,438, increase in prepaid expenses and other current assets of $73,951, increase in other assets of $391,290, decrease in accounts payable and accrued expenses of $273,098, increase in accrued payroll and taxes of $1,150,277, decrease in accounts payable – related parties of $25,220, increase in interest payable – long-term of $41,707 and a decrease in other current liabilities of $46,421, non-cash adjustments of $4,642,971 of depreciation and amortization totaling $2,884,718, share based compensation totaling $1,611,102, modification expense of $50,645, gain on settlement of debt of $35,450,write off of fixed assets of $49,295 and dividends accrued of $99,960. Cash used in operations of $1,956,107 in 2014 was primarily attributable to the net loss of $13,353,709 offset by changes in operating assets and liabilities totaling $1,020,119, which primarily relates to an increase in accounts receivable of $1,911,156, an increase in accounts payable and accrued expenses of $3,059,370, decrease in accrued payroll and taxes of $84,021, decrease in accounts payable – related party of $21,080, decrease in prepaid expenses and other current assets of $164,135, and a decrease in other assets of $70,521, non-cash adjustments of $10,192,143 of depreciation and amortization of $5,269,575, change in fair value of goodwill of $81,149, impairment of goodwill of $703,422 gain on settlement of debt of $813,912, warrants issued as interest of $1,348,536, modification expense of $3,082,447 and share based compensation of $456,305.

Investing activities

For the quarter ended November 30, 2015, net cash flows used in investing activities was $3,920,679 and was attributable to the purchase of fixed assets of $97,502, payments due to sellers of $82,984, payments of $86,364 made for the earn-out agreement relating to the acquisition of CSI on November 3, 2013 and cash paid for purchase of subsidiaries (Lighthouse and The JM Group) of $3,653,829. For the six months ended November 30, 2014, net cash flows used in investing activities was $1,720,847 and was attributable to the purchase of fixed assets of $117,652, payments due to sellers totaling $1,347,215 and the payments of $255,980 made for the earn-out agreement relating to the acquisition of Cyber 360 on April 26, 2013 and CSI on November 3, 2013.

Financing activities

For the six months ended November 30, 2015, net cash flows provided by financing activities totaled $5,063,918 and was attributable to proceeds of $7,606,833 from the issuance of convertible promissory notes, net of original issue discounts totaling $4,279,000, proceeds of $1,555,450 from the issuance of promissory notes and $1,772,383 from proceeds from accounts receivable financing. In addition, the Company recorded deferred finance costs of $1,115,456, repaid $275,445 in convertible notes, and repaid promissory notes of $1,052,014. For the six months ended November 30, 2014, net cash flows provided by financing activities totaled $3,611,868 and was attributable to proceeds relating to accounts receivable financing of $2,438,930, proceeds of $100,000 from the issuance of convertible promissory notes, proceeds of $1,455,000 from the issuance of promissory notes and proceeds of $2,041,500 from the issuance of convertible bonds. In addition, the Company recorded deferred finance costs of $265,535, repaid $300,000 in convertible notes, and repaid promissory notes of $1,858,027.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 3 to our unaudited consolidated financial statements for the fiscal quarter ended November 30, 2015 contained herein.

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

Change in Internal Control over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended November 30, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

On December 31, 2014, NCSI filed an amended complaint to which NCSI added an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100,000, less amounts paid to date ($1,670,635 at December 31, 2014), required should the Company or NCSI “be unable, or admit to in writing, its inability to pay its debts as they become due.” The Company responded denying the material allegations and interposing numerous affirmative defenses. The Earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.

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

On October 21, 2015, the United States District Court for the Western District of Texas, Austin Division (the Court) rendered a final judgment against Staffing 360 Solutions, Inc., (the Company) and in favor of NewCSI, Inc., (NewCSI) in the amount of $1,306,576 (Final Judgment Amount). NewCSI filed a complaint against the Company on May 22, 2014, in which NewCSI alleged that the Company breached a provision of the Stock Purchase Agreement, dated August 14, 2013, between the Company, NewCSI, and the shareholders of NewCSI (Complaint). (In that Stock Purchase Agreement, the Company purchased from NewCSI all of the issued and outstanding stock of Control Solutions, International, Inc.) The Court also awarded NewCSI: (i) pre-judgment interest on the Final Judgment Amount, in the amount of $77,186.50; (ii) costs incurred in connection with the Complaint; and (iii) post-judgment interest on all amounts described above at a rate of 0.23 percent per annum from the date of this final judgment until such amounts are paid in full. In rendering its final judgment, the Court granted NewCSI’s post-verdict Motion for Entry of Judgment as a Matter of Law in part and denied the Company’s post-verdict Motion for Entry of Judgment as a Matter of Law in its entirety. The Company has previously accrued for this matter. The Company believes that the final judgment is unsupported by the evidence and contrary to the law, and filed its notice of appeal of the final judgment to the United States Court of Appeals for the Fifth Circuit on January 6, 2016. While the results of an appeal cannot be predicted with certainty, the Company believes the final outcome of such litigation and appeal will not have a material adverse effect on the Company’s financial condition or results of operations. A full description of the Complaint can be found under Item 3 of the Company’s 10-K filed with the Securities and Exchange Commission on July 31, 2015.

We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against this claim which we believe is not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

On November 13, 2015, Staffing 360 initiated a Judicial Arbitration and Mediation Services (“JAMS”) Arbitration against the three shareholders of NewCSI, each a former Staffing 360 officer and employee.  In the Demand for Arbitration and Statement of Claim, Staffing 360 alleges that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.

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

Date: January 14, 2016	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: January 14, 2016	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

