Form 10-Q
period 2016-02-29
Staffing 360 Solutions, Inc.
filed 2016-04-13
CIK 1499717

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

As of April 13, 2016, there were 5,635,904 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets as of February 29, 2016 (unaudited) and May 31, 2015	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months ended February 29, 2016 (unaudited) and February 28, 2015 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended February 29, 2016 (unaudited) and February 28, 2015 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2016 (unaudited) and February 28, 2015 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32

	PART II OTHER INFORMATION
Item 1	Legal Proceedings	33
Item 1A	Risk Factors	34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3	Defaults Upon Senior Securities	34
Item 4	Mine Safety Disclosures	34
Item 5	Other Information	34
Item 6	Exhibits	35

Signatures		36

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands, Except Par Values)

	February 29, 2016	May 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$770	$19
Accounts receivable, net	20,936	18,760
Deferred financing, net	1,669	1,151
Prepaid expenses and other current assets	1,385	1,023
Total Current Assets	24,760	20,953

Property and equipment, net	574	506
Goodwill	14,226	8,400
Intangible assets, net	11,771	10,569
Other assets	3,845	1,904
Total Assets	$55,176	$42,332

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$16,637	$11,279
Current portion of debt	6,887	2,934
Accounts receivable financing	13,829	13,016
Other current liabilities	1,415	317
Total Current Liabilities	38,768	27,546

Long-term debt	6,422	3,823
Other long-term liabilities	1,644	1,461
Total Liabilities	46,834	32,830

Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,663,008 designated, $10.00 stated value, 1,663,008 and 0 shares issued and outstanding as of February 29, 2016 and May 31, 2015, respectively	-	-
Series B Preferred Stock, 200,000 designated, $10.00 stated value, 113,000 and 0 shares issued and outstanding as of February 29, 2016 and May 31, 2015, respectively	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized; 5,018,279 and 4,368,905 shares issued and outstanding as of February 29, 2016 and May 31, 2015, respectively	-	-
Additional paid in capital	48,179	42,884
Accumulated other comprehensive income (loss)	379	(27)
Accumulated deficit	(41,277)	(34,408)
Total Staffing 360 Solutions, Inc. Stockholders' Equity	7,281	8,449
Non-controlling interest	1,061	1,053
Total Equity	8,342	9,502
Total Liabilities and Equity	$55,176	$42,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All Amounts in Thousands, Except Share and Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenue	$43,954	$30,964	$121,188	$96,641

Cost of Revenue	36,363	25,438	99,806	79,610

Gross Profit	7,591	5,526	21,382	17,031

Operating Expenses:
Salaries and wages	4,839	3,777	14,429	11,760
Professional fees	833	698	2,974	2,371
Consulting fees - Related parties	56	68	633	358
Depreciation and amortization	840	657	2,377	2,049
General and administrative expenses	1,674	1,284	4,018	3,835
Impairment of intangibles	-	-	-	703
Operating expenses - Restructuring	-	(22)	-	846
Total Operating Expenses	8,242	6,462	24,431	21,922

Loss From Operations	(651)	(936)	(3,049)	(4,891)

Other Income / (Expenses):
Interest expense	(479)	(346)	(1,599)	(1,313)
Amortization of deferred financing	(154)	(37)	(630)	(546)
Amortization of beneficial conversion feature	(176)	(41)	(542)	(2,388)
Amortization of debt discount	(341)	(36)	(846)	(1,063)
Other income / (loss)	3	(15)	43	145
Gain on change of fair value of earn-out liability	-	840	-	840
Gain on conversion of earn-out liability - Restructuring	-	486	-	486
Interest expense - Restructuring	-	-	-	(2,542)
Gain on settlement of debt - Restructuring	-	(59)	-	755
Modification Expense	(31)	-	(72)	-
Modification Expense - Restructuring	(5)	(5)	(16)	(3,088)
Loss Before Provision For Income Tax	(1,834)	(149)	(6,711)	(13,605)

Income tax benefit / (expense)	(8)	(32)	(1)	67

Net Loss From Continued Operations	(1,842)	(181)	(6,712)	(13,538)

Net Loss From Discontinued Operations	-	-	-	(47)

Net Loss	(1,842)	(181)	(6,712)	(13,585)

Net (loss) income attributable to non-controlling interest	(213)	(103)	8	114

Net Loss Before Preferred Share Dividends	(1,629)	(78)	(6,720)	(13,699)

Dividends - Series A preferred stock	50	-	150	-

Net loss attributable to common stock	$(1,679)	$(78)	$(6,870)	$(13,699)

Basic and Diluted Net Loss per Share:

Continuing Operations	$(0.38)	$(0.05)	$(1.43)	$(3.69)

Discontinued Operations	$-	$-	$-	$(0.01)

Attributable to Common Stock	$(0.34)	$(0.02)	$(1.46)	$(3.74)

Weighted Average Shares Outstanding – Basic and Diluted	4,909,686	3,575,949	4,705,516	3,667,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All Amounts in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Net Loss	$(1,842)	$(181)	$(6,712)	$(13,585)

Other Comprehensive Income
Foreign exchange translation	324	45	400	57
Comprehensive Loss Attributable to the Company	$(1,518)	$(136)	$(6,312)	$(13,528)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in Thousands)

	For the Nine Months Ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,712)	$(13,584)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Net loss from discontinued operations	-	47
Depreciation	168	126
Write off of fixed assets	49	30
Amortization of intangible assets	2,210	1,921
Amortization of deferred finance costs	630	546
Amortization of debt discount	846	1,063
Amortization of beneficial conversion feature	542	2,388
Change in fair value of goodwill	-	(81)
Impairment of goodwill	-	703
Stock based compensation	1,895	971
Warrants issued as interest to noteholders	-	2,143
Modification expense	87	3,088
Gain on settlement of debt	(43)	(953)
Gain on fair value adjustment of earn-out liability	-	(840)
Gain on conversion of earn-out liability	-	(486)
Interest paid in common stock	31	350
Changes in operating assets and liabilities:
Accounts receivable	1,541	(295)
Prepaid expenses and other current assets	(317)	43
Other assets	(536)	(224)
Accounts payable and accrued expenses	511	1,769
Accounts payable - Related parties	(17)	(62)
Accrued payroll and taxes	1,405	146
Other current liabilities	13	(85)
Interest payable - Long term	58	93
Other, net	(138)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - CONTINUING OPERATIONS	2,223	(1,183)
NET CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	-	11
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,223	(1,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(3,418)	(1,347)
Payments due for earn-outs	(119)	(326)
Posting of surety bond	(1,405)	-
Cash relinquished in sale of subsidiary	-	(29)
Purchase of fixed assets	(117)	(116)
NET CASH USED IN INVESTING ACTIVITIES	(5,059)	(1,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing payments	(941)	(270)
Proceeds from convertible notes payable	4,742	404
Financing cost associated with repayment of debt	(71)	-
Repayment of convertible notes payable	(613)	(300)
Proceeds from promissory notes payable	1,991	1,705
Repayment of promissory notes	(1,821)	(2,253)
Net proceeds (drawdowns) from accounts receivable financing	(237)	920
Proceeds from overadvance of accounts receivable financing	1,050	-
Proceeds from sale of bonds	-	2,042
Repayment of bonds	(513)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,587	2,248

NET INCREASE (DECREASE) IN CASH	751	(742)

Foreign currency translation	-	7

CASH - Beginning of period	19	1,296

CASH - End of period	$770	$561

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

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

On December 30, 2015, Staffing 360 filed a Certificate of Designations, Preferences and Rights of Series B Preferred Stock with the Nevada Secretary of State, whereby the Company designated 200,000 shares as Series B Preferred Stock, par value $0.00001 per share. The Series B Preferred Stock have a stated value of $10.00 per share. Except as otherwise required by law, the Series B Preferred Stock shall have no voting rights.

Discontinued Operations

On February 27, 2015, the Company entered into a Stock Purchase Agreement to sell Cyber 360 to some of the former owners of The Revolution Group (“TRG”) with an effective date of January 1, 2015 for an aggregate purchase price of $10.00 and the settlement of the remaining earn-out obligation under the original purchase agreement. In connection with the sale, all agreements executed in connection with the original acquisition of Cyber 360’s business (previously known as The Revolution Group) and all obligations thereunder, except as set forth below, were terminated. As a result of the sale, the Company no longer owns Cyber 360, Inc. (formerly known as Staffing 360 Group, Inc.), a Nevada corporation, or its subsidiary Cyber 360 Inc. (formerly known as TRG), a Massachusetts corporation.

In connection with the sale and in full settlement of the remaining earn-out obligations, the Company issued 113,405 shares of the Company’s common stock with a fair value of $3.00 per share.

In accordance with Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operations”, the results of the discontinued business have been presented as discontinued operations for the fiscal year ended May 31, 2015. The operational results of Cyber 360 are presented in the “Net loss from discontinued operations” line item on the fiscal 2015 Condensed Consolidated Statements of Operations.

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing operations.

Revenue, operating income, and net income from discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Revenue	$-	$236	$-	$1,936
Operating loss	-	(236)	-	(1,983)
Net loss from discontinued operations	$-	$-	$-	$(47)

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three and nine months ended February 29, 2016 and February 28, 2015, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2015 and 2014, respectively, which are included in the Company’s May 31, 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on July 31, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended February 29, 2016 are not necessarily indicative of results for the entire year ending May 31, 2016.

Year End and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, and are expressed in U.S. dollars. The Company’s consolidated fiscal year-end is May 31.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described below, the Company consolidates PeopleSERVE PRS, Inc. (“PRS”), an entity of which it owns 49%, since the Company is deemed to be the primary beneficiary of this entity. All significant inter-company transactions are eliminated.

Variable Interest Entities

On May 17, 2014, the Company purchased 49% of the issued and outstanding common stock of PRS. Pursuant to ASC 810, “Consolidation”, PRS is deemed to be a variable interest entity since the Company is the primary beneficiary of PRS. Accordingly, the Company consolidates the results of PRS. As of February 29, 2016 the total assets and liabilities of PRS, which are consolidated, are $2,164 and $2,002 respectively. The total revenue and expenses for the three and nine months ended February 29, 2016 are $3,867 and $4,153 and $9,767 and $9,609, respectively. The total revenue and expenses for the three and nine months ended February 28, 2015 are $2,745 and $2,947 and $7,846 and $7,623, respectively.

Non-controlling interest in PRS is recorded in accordance with the provisions of ASC 810 “Consolidation”, and is reported as a component of equity, separate from the parent company’s equity.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to valuation, impairment testing, earn-out liabilities, stock-based compensation and deferred income tax assets valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates for the nine months ended February 29, 2016, February 28, 2015 and fiscal year ended May 31, 2015, respectively, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations and testing our long-lived assets for impairment.

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at February 29, 2016 or May 31, 2015.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after all efforts to collect have been exhausted. At February 29, 2016 and May 31, 2015, the Company had an allowance for doubtful accounts of $428 and $270, respectively.

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

Amortization of Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan. At February 29, 2016 such costs related to commissions, legal and due diligence fees totaled $3,261. Amortization expense of deferred financing costs for the three and nine months ended February 29, 2016 and February 28, 2015 totaled $154 and $630 and $37 and $546, respectively. As of February 29, 2016, deferred financing costs amounted to $1,669, net of accumulated amortization of $1,592.

Fair Value of Financial Instruments

In accordance with ASC 820, “Fair Value Measurements and Disclosures”, the Company measures and accounts for certain assets and liabilities at fair value on a recurring basis. ASC 820 “Fair Value Measurements and Disclosures” establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, and establishes a framework for measuring fair value and standards for disclosure about such fair value measurements.

ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 29, 2016 or May 31, 2015, with the exception of its convertible notes payable, promissory notes, bonds payable and its earn-out liabilities.

Cash is considered to be highly liquid and easily tradable as of February 29, 2016 and May 31, 2015 and therefore classified as Level 1 within our fair value hierarchy.

ASC 825-10-25, “Fair Value Option” expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, and (ii) the services have been rendered to the customer, and (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4, “requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt”. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. There were no impairments recorded for the periods presented.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations.

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  It is expected to be effective for fiscal years and interim periods beginning after December 15, 2018 for public entities.  Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement–Period Adjustments”. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2015, FASB issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The new standard is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue From Contracts With Customers (Topic 606)”. The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue From Contracts With Customers (Topic 606)”. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

NOTE 3 – EARNINGS (LOSS) PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of February 29, 2016 and February 28, 2015 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

	February 29,	February 28,
	2016	2015
Convertible bonds - Series A	17,938	47,034
Convertible bonds - Series B	75,551	83,380
Convertible promissory notes	1,667,121	69,646
Convertible preferred shares	329,191	-
Warrants	1,276,056	1,226,428
Options	322,000	242,500
Total	3,687,857	1,668,988

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	February 29,	May 31,
	2016	2015

Computer software	$90	$139
Office equipment	30	30
Computer equipment	513	313
Furniture and fixtures	208	185
Leasehold improvements	138	76
Total cost	979	743
Accumulated depreciation	(405)	(237)
Total	$574	$506

Depreciation expense for the three and nine months ended February 29, 2016 and February 28, 2015 was $59 and $168 and $49 and $126, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE FINANCING

Effective July 25, 2014, the Company joined with its subsidiaries, Monroe Staffing Services LLC (“Monroe”), PeopleSERVE, Inc. (“PeopleSERVE”) and PRS, (collectively the “Borrowers”) in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, NA. This Credit Facility increased the line of credit amount from $14.0 million to $15.0 million and modified the covenants to permit, with certain limitations, the transfer of funds amongst the Borrowers. All other terms and conditions remained unchanged.

On April 8, 2015, the Company effectively cancelled the Wells Fargo Credit Facility. Associated with this cancellation, the Company paid an early termination fee of $100. The effective rate at May 31, 2014 was 5.15%. At February 29, 2016, the balance outstanding under this Credit Facility was $0.

On April 8, 2015, Monroe and PSI, each a wholly owned subsidiary of Staffing 360 Solutions, Inc., entered into a $22.0 million revolving loan facility with MidCap Funding X Trust (“MidCap”), with the option to increase the amount to up to $47.0 million. On July 13, 2015, in connection with the Company’s acquisition of Lighthouse, the $22.0 million revolving loan facility was amended to include Lighthouse and the Company’s existing subsidiary, Faro Recruitment America, Inc., as borrowers. The revolving loan’s term is four years. The interest rate is LIBOR plus 4.0%, with a LIBOR floor of 1.0% per annum. The Company may prepay all or any portion of the balance at any time subject to a prepayment premium of: (i) 2.0% if prepaid in the first year of the Loan; and (ii) 1.0% if prepaid thereafter. This loan is secured by a first priority lien in favor of MidCap on all of the Company’s US based assets except for the Control Solutions International, Inc. (“CSI”) assets. The Company entered into customary pledge and guaranty agreements to evidence the security interest in favor of MidCap.

The facility provides events of default including: (i) failure to make payment of principal or interest on any MidCap loans when required, (ii) failure to perform obligations under the facility and related documents, (iii) not paying its debts as such debts become due and similar insolvency matters, and (iv) material adverse changes to the Company (subject to a 10-day notice and cure period). Upon an event of default, the Company’s obligations under the credit facility may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, facility will bear interest at a rate equal to the lesser of: (i) 3.0% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default; and (ii) the maximum rate allowable under law.

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

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

On April 8, 2015, PRS entered into a $3.0 million revolving loan facility with MidCap. The Company holds a 49% equity interest in PRS. The revolving loan’s term is a four years. The interest rate is LIBOR plus 4.0%, with a LIBOR floor of 1.0% per annum. The Company may prepay all or any portion of the balance at any time subject to a prepayment premium of: (i) 2.0% if prepaid in the first year of the Loan; and (ii) 1.0% if prepaid thereafter. This loan is secured by a first priority lien in favor of MidCap on all of the Company’s US based assets except for the CSI assets. The Company entered into customary pledge and guaranty agreements to evidence the security interest in favor of MidCap.

The facility provides events of default including: (i) failure to make payment of principal or interest on any MidCap loans when required, and (ii) failure to perform obligations under the facility and related documents, and (iii) not paying its debts as such debts become due and similar insolvency matters. Upon an event of default, the obligations under the facility may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the obligations under the facility will bear interest at a rate equal to 3.0% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default.

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

During the three months ended February 29, 2016, the Company was not in compliance with the financial covenants within the revolving loan facilities. However, the Company received a waiver of such covenants from MidCap.

At February 29, 2016, the total outstanding balance of all facilities was $13.8 million.

NOTE 6 - NOTES PAYABLE

	February 29,	May 31,
	2016	2015
Bonds:
Bonds - Series A	$175	$175
Bonds - Series B	468	982

Convertible Notes:
December 10th Note	50	100
February 5th Note	-	204
January 6th Note	359	-
June 23rd Note	-	-
July 8th Note	3,920	-
February 8th Note	728	-
Lighthouse #1 - Seller Note	2,249	-
Lighthouse #2 - Seller Note	468	-

Promissory Notes:
Sterling National Bank	313	52
The JM Group - Seller Note	694	-
Staffing (UK) - Seller Note	158	200
PeopleServe - Seller Note	986	1,578
Midcap Financial Trust - Term Loan	2,375	2,938
Midcap Financial Trust - Additional Term Loan	1,300	700
ABN AMRO - Term Loan	911	-

Less debt discount	(1,845)	(172)

Total debt	13,309	6,757

Less: Current Portion	(6,887)	(2,934)

Total long-term debt	$6,422	$3,823

June 23rd Note: On June 23, 2015, the Company issued a non-interest bearing $359 convertible promissory note (“June 23rd Note”). The financing has an Original Issue Discount (“OID”) of $54, a term of six months and is convertible into common stock at a price of $11.50 per share. This note was paid in full in December 2015.

July 8th Note: On July 8, 2015, the Company issued an 8% convertible debenture valued at $3.92 million with a maturity date of April 1, 2017 (“July 8th Note”). The financing has a 12% OID amounting to $420, a term of twenty-one months and is convertible into common stock at a price of $10.00 per share at the lender’s election. In connection with the financing, the Company issued 125,000 shares of common stock and 392,000 warrants exercisable for a term of five years at an initial exercise price of $10.00 (subject to adjustment). On December 30, 2015, the Company converted the 392,000 warrants to 100,000 Series B preferred shares. As a result of the conversion of warrants to preferred shares, the Company reduced the debt discount by $855. As a result of the OID, the common shares and preferred shares issued, the Company recorded a debt discount and beneficial conversion expense of $2,820. For the nine months ended February 29, 2016, the Company recorded amortization expense totaling $1,256. Net of the remaining unamortized debt discount of $1,564, the remaining loan balance is $2,356.

Promissory note – Lighthouse - On July 8, 2015, the Company purchased Lighthouse. In connection with the acquisition, the Company issued an unsecured promissory note of $2,498 bearing interest at 6% over three years (“Lighthouse Note 1”), and an unsecured promissory note of $625 bearing interest at 6% over two years (“Lighthouse Note 2”). During the nine months ended February 29, 2016, the Company paid $40 in principal towards the Lighthouse notes.

Promissory note – Sterling National Bank: On July 24, 2015, the Company, through its wholly owned subsidiary Control Solutions, Inc. (“CSI”), issued a promissory note to Sterling National Bank in the amount of $350. The note bears interest at 18% per annum and has a maturity date of October 24, 2017.

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

Promissory note – The JM Group - Pursuant to the acquisition of The JM Group on November 5, 2015, the Company executed and delivered to the sellers a six month promissory note (“The JM Group Promissory Note”) in the principal amount of £500 ($770). The JM Group Promissory Note bears interest at the rate of six percent per annum. Payments will be made in three monthly installments beginning on the four month anniversary of the closing date. The monthly installments shall first be applied to accrued interest and then to principal. As of February 29, 2016, the principal balance is $694.

Promissory note – ABN AMRO – Term Loan: On November 5, 2015, the Company entered into a two year term loan agreement with ABN AMRO Bank in the amount of £750 ($1,041). Payments will be made in monthly installments of £31,250. This loan bears interest at 3.0% plus the Bank of England base rate of 0.5%.

Series A Bonds - On November 10, 2015, the Company agreed to amend and extend the maturity date of the bonds to April 15, 2016. The three remaining bond holders agreed to extend the maturity to April 15, 2016 in exchange for 4,375 common stock shares, valued at $24.

Series B Bonds - Effective October 30, 2015, the Company entered into the following amended agreements:

•	Amendment 1 - Series B Holders owning an aggregate principal amount of $55 in Series B Bonds agreed to extend the Maturity Date of the Series B Bond to March 31, 2016 and decrease the conversion rate and the price of common stock issued as interest payments on the Series B Bonds to $10.00 per share. As consideration for amending the terms of the Series B Bonds, these Series B Holders received 2,500 shares of common stock for each $100 of principal amount of Series B Bond investment. The principal and accrued but unpaid interest are due on the date of maturity.

•	Amendment 2a - Series B Holders owning an aggregate principal amount of $427 in Series B Bonds agreed to modify the terms of the Series B Bonds to provide that (i) the Company shall make payments on the principal amount of the Series B Bonds in six equal tranches, every month, beginning on December 15, 2015 and (ii) the Company shall pay all accrued interest on the Series B Bonds by December 11, 2015, as calculated through December 15, 2015, at an increased rate of 18% beginning September 30, 2015. The interest rate reverted back to 12% for all interest payments made after December 15, 2015. In addition, the conversion rate and the price of common stock issued as interest payments on the Series B Bonds decreased from $12.00 to $10.00 per share.

•	Amendment 2b - On December 8, 2015 and December 9, 2015, two Series B Bond Holders owning an aggregate principal amount of $400 in Series B Bonds agreed to modify the terms of the Series B Bonds to provide that (i) the Company shall make payments on the principal amount of the Series B Bonds in six equal tranches, every month, beginning on December 15, 2015, (ii) the Company shall pay all accrued interest on the Series B Bond, as calculated through December 15, 2015, at an increased rate of 18% beginning September 30, 2015. The interest rate reverted back to 12% for all interest payments made after December 15, 2015. In addition, the conversion rate and the price of common stock issued as interest payments on the Series B Bonds decreased from $12.00 to $10.00 per share.

•	Amendment 3a - Series B Holders owning an aggregate principal amount of $75 in Series B Bonds agreed to extend the Maturity Date until November 6, 2015. These bond holders were paid in full ($75 in principal and $3 in accrued interest) in accordance with the term of the amendment.

As a result of the change in conversion rate from $12.00 per share to $10.00 per share in Amendments 1, 2a and 2b, the Company recorded a modification expense total $72.

The remaining Series B Holder who did not agree to the amended terms described above was paid in full ($25 in principal and $1 in accrued interest) in accordance with the original terms of the Series B Bonds.

As part of the Series B Bond amendments, the placement agent was entitled to two percent of the aggregate amount extended under amendments 1, 2a and 2b as equity consideration for a total of 17,630 common stock shares valued at $80.

January 6th Note: On January 6, 2016, the Company issued a non-interest bearing $359 convertible promissory note (“January 6th Note”). The financing has an OID of $54, a term of six months and is convertible into common stock at a price of $11.50 per share.

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

NOTE 7 – STOCKHOLDERS’ EQUITY

On May 29, 2015, the Company filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock with the Nevada Secretary of State, whereby the Company designated 1,663,008 shares of Preferred Stock as Series A Preferred Stock, par value $0.00001 per share. The Series A Preferred Stock has a stated value of $10.00 per share and pays a twelve percent 12% dividend.

On September 17, 2015, the Company effected a one-for-ten reverse stock split. Following the reverse split, the Company’s issued and outstanding shares of Common Stock decreased from 45,732,674 to 4,573,360. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

As of February 29, 2016 and May 31, 2015, the Company has issued and outstanding 5,018,260 and 4,368,905 common stock shares, respectively.

The issuance of 649,355 common stock shares during the nine months ended February 29, 2016 is summarized below:

	Number of		Fair Value at
	Common Stock	Fair Value at	Issuance
Shares issued to/for:	Shares	Issuance	(per share)
Consultants	42,746	$243	$4.30	-	$8.20
Restricted shares issued with issuance of convertible debt	125,000	507			4.10
Board and committees members	102,750	521	4.30	-	8.00
Employees	210,310	864	2.40	-	8.00
Acquisition of subsidiaries	102,460	700	4.70	-	8.20
Extension of Series A convertible bonds	4,375	24			5.48
Extension of Series B convertible bonds	1,375	7	5.00	-	5.00
Private placement agent	17,630	80	4.01	-	5.00
Bonuses	17,709	42			2.40
Additional consideration with issuance of promissory note	25,000	65			2.61
	649,355	$3,053

Convertible Preferred Shares

Series B Preferred Stock. On December 30, 2015, Staffing 360 filed a Certificate of Designations, Preferences and Rights of Series B Preferred Stock with the Nevada Secretary of State, pursuant to which the Company designated 200,000 shares as Series B Preferred Stock, par value $0.00001 per share. The Series B Preferred Stock shall have a stated value of $10.00 per share. Except as otherwise required by law, the Series B Preferred Stock shall have no voting rights.

In the event of a liquidation, dissolution or winding up of the Company, the remaining assets of the Company available for distribution to its stockholders shall be distributed on a pari passu basis among the holders of shares of the Series B Preferred Stock and the holders of the Company’s common stock, par value $0.00001 per share, pro rata based on the number of shares held by each such holder.

There will be no dividends associated with the Series B Preferred Stock or payable to the holders. If a holder elects to convert the Series B Preferred Stock into common stock, then the holder will have the same rights and receive the same dividends, if any, as the holders of the common Stock.

At any time each holder may elect to convert the shares of Series B Preferred Stock held by such holder into shares of common stock. Upon the Series B Conversion, a holder shall receive one share of common stock for every one share of Series B Preferred Stock that the holder elects to convert; provided, however, that (i) to the extent that the holder’s right to receive such amount of common Stock upon conversion of the shares of Series B Preferred Stock would result in the holder holding in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Series B Preferred Stock, then the holder shall not be entitled to convert such shares of Series B Preferred Stock into a number of common stock that exceeds such beneficial ownership limitation, and (ii) notwithstanding any other provision of the Certificate of Designation to the contrary, in no event can conversion of the Series B Preferred Stock pursuant the Certificate of Designation result in the issuance of shares of common stock that would exceed the “Exchange Cap”. The "Exchange Cap" shall be deemed to have been reached if, at any time prior to the shareholders of the Company approving any transaction(s) pursuant to which Series B Preferred Stock, any stock or other securities convertible into or exchangeable for common stock and/or common stock are issuable that may be aggregated with such shares of common stock issuable upon conversion of Series B Preferred Stock, the number of shares of common stock issuable under outstanding shares of Series B Preferred Stock and other convertible securities and shares of common stock issued pursuant to such transactions(s) would exceed 19.9% of the shares of common stock outstanding as of the date of the earliest transaction(s).

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

The holders of two-thirds of the Series B Preferred Stock then outstanding, upon notice to the Company, may increase or decrease the beneficial ownership limitation; provided, that the beneficial ownership limitation in no event shall exceed 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the outstanding Series B Preferred Stock.

As of February 29, 2016, we had issued and outstanding 1,663,008 Series A Preferred Stock shares, 113,000 Series B Preferred Stock shares and accrued dividends totaling $200.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the common stock shares issued to shareholders and outstanding as of February 29, 2016:

		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining Contractual	Average	Number	Average
Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$ 10.00 - $ 20.00	1,276,056	3.31	$17.40	1,275,056	$17.40

Transactions involving the Company’s warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at May 31, 2014	676,091	$19.70
Issued	569,878	15.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2015	1,245,969	17.60
Issued	422,087	11.10
Exercised	-	-
Expired or cancelled	(392,000)	10.00
Outstanding at February 29, 2016	1,276,056	17.40

Stock Options

During the nine months ended February 29, 2016 and February 28, 2015, the Company recorded share-based payment expense of $268 and $178, respectively, in connection with all options outstanding.

Through February 29, 2016, the Company had granted 242,500 options to purchase common stock with an exercise price of $20.00 per share and 107,000 options to purchase common stock with an exercise price of $10.00 per share. On December 8, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share. There are 75,000 options with an exercisable term of five years and all others have an exercisable term of ten years. The vested options were 173,000.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$10.00	$20.00
Market price at date of grant:	$3.00	$19.90
Volatility:	50.57%	162.52%
Expected dividend rate:	0%	0%
Expected terms (years):	5	10
Risk-free interest rate:	1.45%	2.77%

A summary of the activity during the nine months ended February 29, 2016 of the Company’s 2014 Equity Plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at May 31, 2014	190,000	$20.00	$-
Granted	147,000	17.20	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Decrease in weighted average exercise price due to modification (1)	-	(4.10)	-
Outstanding at May 31, 2015	337,000	13.10	-
Granted	12,500	10.00	-
Exercised	-	-	-
Expired or cancelled	(27,500)	-	-
Outstanding at February 29, 2016	322,000	13.20	-

(1)	On December 8, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share.

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

The total compensation cost related to options not yet amortized is $826 at February 29, 2016. The Company will recognize this charge over the next 3.4 years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 1, 2016, the Company amended the employment agreement with Mr. Brendan Flood, Chairman. Mr. Flood will be receive a salary of £270, a car allowance of £15 per annum and a pension contribution of £6 per annum. All other terms of Mr. Flood’s employment agreement will remain unchanged.

On January 1, 2016, the Company amended the employment agreement with Mr. Matt Briand, Chief Executive Officer. Mr. Briand will be receive a salary of $350. All other terms of Mr. Briand’s employment agreement will remain unchanged.

On January 15, 2016, the Company entered into a new employment agreement with Mr. Darren Minton, Executive Vice President. Pursuant to the terms of the agreement, the Company agreed to pay Mr. Minton $180 annually. The employment agreement has a term of eighteen months.

On February 5, 2016, the Company entered into a Letter of Employment with Mr. David Faiman that appointed him as the Company’s Chief Financial Officer effective March 1, 2016. Under the Letter of Employment, Mr. Faiman will receive an annual base salary of $275. Mr. Faiman will also receive a grant of 50,000 restricted shares of the Company’s common stock, which will vest as follows: (i) 25,000 shares on the first year anniversary, and (ii) 25,000 shares on the second anniversary of Mr. Faiman’s employment. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives each year. His annual bonus target will be 50% of annual base salary.

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

Pursuant to the acquisition of The JM Group Limited (“The JM Group”), the purchase price includes a cash payment to the shareholders for performance-based compensation of a) £850 if the gross profit for the 12 month period ending on the anniversary date of the date of completion (the “Anniversary TTM Gross Profit”) is equal to 90% or more of the gross profit for the twelve months ending October 31, 2015 (the “Completion TTM Gross Profit”); or (b) if the Anniversary TTM Gross Profit is less than 90% of the Completion TTM Gross Profit, a sum equal to £850 multiplied by the Anniversary TTM Gross Profit/Completion TTM Gross Profit. The Company recorded the maximum contingent liability amount of £850 ($1,180). At February 29, 2016 the remaining balance was $1,180.

In addition, the Company will issue an aggregate of 20,000 shares of Common Stock valued at $4.70 totaling $94, if the Anniversary Gross Profit (defined) of the JM Group is 100% or more the Completion Gross Profit (defined). If the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of the JM Group’s Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) 20,000. If the Anniversary Gross Profit is less than 75% of the Completion Gross Profit, no shares are due.

Lease Obligations

The Company is party to multiple lease agreements for office space. The agreements require monthly rental payments through May 2020. Total minimum lease obligation approximate $395, $469, $165, $144 and $155 for the years ended May 31, 2016, 2017, 2018, 2019 and beyond, respectively. For the three and nine months ended February 29, 2016 and February 28, 2015, rent expense amounted to $293 and $272 and $815 and $779, respectively.

Legal Proceedings

On May 22, 2014, NewCSI Inc. (“NewCSI”), the former owners of CSI, filed a complaint in the United States District Court for the Western District of Texas, Austin Division (“the Court”), against the Company arising from the terms of the CSI Stock Purchase Agreement dated August 14, 2013. NewCSI claims that the Company breached a provision of the CSI Stock Purchase Agreement (“SPA § 2.7”) that required the Company to calculate within 90 days after December 31, 2013 and pay to NewCSI fifty percent (50%) of certain “Deferred Tax Assets.” The Complaint sought payment of the amount allegedly owed under SPA § 2.7 and acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $1,400, less amounts paid to date, and attorneys’ fees. The Company responded denying the material allegations and interposing numerous affirmative defenses.

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

On December 31, 2014, NewCSI filed an amended complaint adding an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100, less amounts paid to date ($1,671 balance at December 31, 2014), required should the Company or NewCSI “be unable, or admit to in writing, its inability to pay its debts as they become due.” Again, the Company responded denying the material allegations and interposing numerous affirmative defenses. The Earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.  A full description of the Complaint can be found under Item 3 of the Company’s 10-K filed with the Securities and Exchange Commission on July 31, 2015.

The final pretrial conference in this matter was held April 22, 2015. A jury was selected on May 14, 2015, and the trial was held May 18-20, 2015. On May 20, 2015, the jury rendered a verdict, finding that the Company had not complied with SPA § 2.7 and owed $154, but that NewCSI had not proved that the Company or NewCSI had become unable to pay debts as they came due. The Court had held that it was not a question for the jury to decide if damages for breach of SPA § 2.7 should include accelerated earn-out payments.

On June 3, 2015, NewCSI filed a Motion for Entry of Judgment as Matter of Law seeking entry of a judgment in the amount of $154, plus accelerated earn-out payments in the amount of $1,152, plus statutory interest. NewCSI did not challenge the jury verdict on the ability to pay issue. Also on June 3, 2015, the Company filed a Motion for Entry of Judgment as a Matter of Law seeking entry of judgment against NewCSI on the jury’s finding that the Company had not complied with Section 2.7 of the purchase agreement, or, in the alternative, for a reduction of damages to $54 and to hold that NewCSI may not be awarded accelerated earn-out payments as that would result in an illegal penalty. As of July 1, 2015, the motions were fully briefed and submitted to the Court.

On October 21, 2015, the Court rendered a final judgment against the Company and in favor of NewCSI in the amount of $1,307 Final Judgment Amount. The Court also awarded NewCSI: (i) pre-judgment interest on the Final Judgment Amount, in the amount of $77; (ii) costs incurred in connection with the Complaint; and (iii) post-judgment interest on all amounts described above at a rate of 0.23% per annum from the date of this final judgment until such amounts are paid in full. In rendering its final judgment, the Court granted NewCSI’s post-verdict Motion for Entry of Judgment as a Matter of Law in part and denied the Company’s post-verdict Motion for Entry of Judgment as a Matter of Law in its entirety. The Company believes the final judgment is unsupported by the evidence and contrary to the law, and filed its notice of appeal of the final judgment to the United States Court of Appeals for the Fifth Circuit on January 6, 2016. In the Company’s financial results filed as part of this Form 10-Q for the period ending February 29, 2016, the Company accrued for this matter in the amount of $1,593, which is in excess of the Final Judgement Amount.

On January 15, 2016, a Magistrate Judge issued a Report and Recommendation to award NewCSI $505 in attorneys’ fees (a request for additional post-trial attorneys’ fees totaling $47 is still pending). These attorney fees awards, if they are approved and adopted by the District Judge, would increase the total award to $1,957. Thus, the accrual reserves held by the Company would be deficient by $364. The Company will take the appropriate steps to record the additional reserve deficiency based on the information received, if they are approved and adopted by the District Judge.

In addition, since the filing of the Form 10-Q on January 14, 2016, two of the Company’s principal lenders funded the bond required to suspend the judgment. The bond was posted on February 9, 2016 in the amount of $1,405 and therefore the Company will not be required to satisfy the judgment from its operational resources while the Company’s appeal is pending.

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

We believe the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against this claim which we believe is not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

On November 13, 2015, in a separate proceeding, Staffing 360 initiated a Judicial Arbitration and Mediation Services Arbitration against the three shareholders of NewCSI, each a former Staffing 360 officer and employee.  In the Demand for Arbitration and Statement of Claim, Staffing 360 alleges that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.

On February 17, 2016, a previous law firm, filed suit in the Supreme Court of the State of New York alleging that the Company owes $759, for legal services rendered. The Company disagrees with the quantum and quality of legal services provided by the firm to the Company. On March 17, 2016, the Company reached a settlement with the law firm in the amount of $505 to be paid in equal installments over 24 months beginning in April 2016.

NOTE 9 – SEGMENTS

For the three and nine months ended February 29, 2016 and February 28, 2015, the Company generated revenue in the U.S., the U.K. and Canada as follows:

	For the Three Months Ended		For the Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
United States	$35,964	$28,935	$106,675	$90,225
United Kingdom	6	1,996	14,445	6,313
Canada	7,984	33	68	103
Total Revenue	$43,954	$30,964	$121,188	$96,641

As of February 29, 2016 and May 31, 2015, the Company has assets in the U.S., the U.K. and Canada as follows:

	February 29,	May 31,
	2016	2015
United States	$45,339	$40,682
United Kingdom	9,829	1,592
Canada	8	58
Total Assets	$55,176	$42,332

As of February 29, 2016 and May 31, 2015, the Company has liabilities in the U.S., the U.K. and Canada as follows:

	February 29,	May 31,
	2016	2015
United States	$37,192	$30,799
United Kingdom	9,640	2,023
Canada	2	8
Total Liabilities	$46,834	$32,830

NOTE 10 – ACQUISITIONS

In accordance with ASC 805, the Company accounts for acquisitions using the purchase method under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

On July 8, 2015, the Company purchased 100% of the membership interests in Lighthouse. The aggregate purchase price was $6,133, paid as follows: (i) cash of $2,498; (ii) 62,460 restricted common stock shares valued at $8.20 totaling $512; (iii) three year unsecured promissory note of $2,498 and (iv) two year unsecured promissory note of $625.

In connection with the acquisition of Lighthouse, the Company identified and preliminary recognized intangible assets of $2,269 representing trade name, customer relationships and employment agreements/non-competes. The assets are being amortized on a straight line basis over their estimated life of four years, other than the trade name which is over fifteen years. The fair value allocation for the trade name, customer relationships and employment agreements/non-competes resulting from the acquisition of Lighthouse was based on management’s estimates. The Company intends to retain the services of an independent valuation expert to determine the fair market value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on July 8, 2015. The Company anticipates this will be completed prior to filing its May 31, 2016 Form 10-K Annual Report and reflected in its upcoming audited consolidated financial statements at such date.

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$154
Intangible assets	2,269
Goodwill	3,864
Total	6,287

Current liabilities	154
Net purchase price	$6,133

On November 5, 2015, the Company, through Longbridge Recruitment 360 Limited, a subsidiary of Staffing (UK), completed its eighth acquisition by purchasing 100% of the issued and outstanding equity interests of The JM Group. The aggregate purchase price was $3,517, paid as follows: (i) cash of £750 (approximately $1,155); (ii) 40,000 restricted common stock shares valued at $4.70 totaling $188; (iii) six month unsecured promissory note of £500 (approximately $770), (iv) performance based compensation in an amount in cash equal to £850 (approximately $1,310) and (v) an aggregate of 20,000 shares of Common Stock valued at $4.70 totaling $94, if the Anniversary Gross Profit (defined) of the JM Group is 100% or more the Completion Gross Profit (defined). If the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of the JM Group’s Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) 20,000. If the Anniversary Gross Profit is less than 75% of the Completion Gross Profit, no shares are due.

In connection with the acquisition of The JM Group, the Company identified and preliminarily recognized intangible assets of $1,149 representing trade name, customer relationships and employment agreements and non-competition agreements. The assets are being amortized on a straight line basis over their estimated life of four years, other than the trade name which is over fifteen years. The fair value allocation for the trade name, customer relationships and employment agreements/non-competes resulting from the acquisition of Lighthouse was based on management’s estimates. The Company intends to retain the services of an independent valuation expert to determine the fair market value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on November 5, 2015. The Company anticipates this will be completed prior to filing its May 31, 2016 Form 10-K Annual Report and reflected in its upcoming audited consolidated financial statements at such date. During the nine months ended February 29, 2016 and February 29, 2015, the Company recognized amortization expense of $76 and $0, respectively. The Company will recognize amortization expense of $58 in the remainder of fiscal year ending 2016, $230 in the fiscal year ending 2017, $230 in the fiscal year ending 2018, $230 in the fiscal year ending 2019, $107 in the fiscal year ending 2020, $21 each year in the fiscal years 2021 through 2030 and $9,000 in the fiscal year ending 2031. At February 29, 2016, the Intangible asset balance, net of accumulated amortization, is $1,072.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$4,011
Intangible assets	1,149
Goodwill	1,956
Total	7,116

Current liabilities	3,599
Net purchase price	$3,517

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisition of Lighthouse and The JM Group had occurred as of June 1, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenues	$44,370	$40,874	$133,382	$130,513
Net loss from continuing operations	$(1,835)	$(313)	$(6,304)	$(12,766)
Weighted average number of common stock shares – Basic and diluted	4,909,686	4,205,944	4,733,839	3,769,774
Net loss per share from continuing operations	$(0.37)	$(0.07)	$(1.33)	$(3.39)

NOTE 11 - RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

During the nine months ended February 29, 2016 and February 28, 2015, the Company incurred $0 and $325, respectively in consulting fees to Trilogy Capital Partners, Inc. (“Trilogy”). The Company’s former employee, Vice Chairman, President and Secretary, is the majority owner of Trilogy. Effective December 31, 2014, he voluntarily resigned from his positions with the Company and subsidiaries.  The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of twelve months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300, in equal monthly installments; and (b) issue to Trilogy, 25 common stock shares on or before January 30, 2015; and (c) grant to Trilogy 2,500 common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. The Advisory Agreement terminated by its terms on December 31, 2015. The Company did not renew this advisory agreement. At February 29, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

During the nine months ended February 29, 2016 and February 28, 2015, the Company incurred $0 and $45, respectively, in consulting fees to Grandview Capital Partners, Inc. (“Grandview”). The Company’s former Chairman and Chief Financial Officer, is the majority owner of Grandview. This agreement expired in September 2014. At February 29, 2016, the Company has $0 in accounts payable and accrued expenses – related parties account.

During the nine months ended February 29, 2016 and February 28, 2015, the Company incurred $23 and $23, respectively, in board of director fees to Dimitri Villard. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. During the nine months ended February 29, 2016 and February 28, 2015, the Company incurred $15 and $15, respectively to Mr. Villard for his role as Chairman of the Corporate Governance and Nominating Committee. In addition, during the nine months ended February 29, 2016 and February 28, 2015, Mr. Villard received 4,500 common stock shares valued at $25 and 4,500 shares valued at $52, respectively, for his services as a board and committee member. In addition, on October 30, 2015, Mr. Villard received 30,000 shares valued at $150 as a bonus. At February 29, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the nine months ended February 29, 2016 and February 28, 2015, the Company incurred $0 and $23, respectively in board of director fees to Robert Mayer. Additionally, for the nine months ended February 29, 2016 and February 28, 2015, Mr. Mayer received 0 common stock shares and 37,500 shares valued at $44, respectively for his services as a board and committee member. On May 8, 2015, Mr. Mayer submitted his resignation from his position as Director. At February 29, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the nine months ended February 29, 2016 and February 28, 2015, the Company incurred $23 and $23, respectively, in board of director fees to Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. During the nine months ended February 29, 2016 and February 28, 2015, the Company incurred $15 and $15, respectively to Mr. Grout for his role as Chairman of the Compensation Committee. In addition, during the nine months ended February 29, 2016 and February 28, 2015, Mr. Grout received 4,500 common stock shares valued at $25 and 3,750 common stock shares valued at $44, respectively, for his service as a board and committee member. In addition, on October 30, 2015, Mr. Grout received 3,000 shares valued at $150 as a bonus. At February 29, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the nine months ended February 29, 2016 and February 28, 2015, the Company incurred $23 and $23, respectively in board of director fees to Nick Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee. In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. During the nine months ended February 29, 2016 and February 28, 2015, the Company incurred $15 and $15, respectively to Mr. Florio for his role as Chairman of the Audit Committee. In addition, for the nine months ended February 29, 2016 and February 28, 2015, Mr. Florio received 3,750 common stock shares valued at $21,000 and 8,750 common stock shares valued at $107 for his services as a board and committee member. In addition, on October 30, 2015, Mr. Florio received 3,000 shares valued at $150 as a bonus. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. At February 29, 2016, the Company has accrued $8 in accounts payable and accrued expenses – related parties account.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended
	February 29,	February 28,
	2016	2015
Cash paid for:
Interest	$1,518	$144
Income taxes	$55	$77

Non Cash Investing and Financing Activities:
Intangible asset	$3,412	$-
Goodwill	$5,810	$-
Common stock issued in connection with purchase of subsidiary	$700	$-
Promissory notes issued in connection with acquisitions	$3,817	$-
Earn-out liability	$1,180	$-
Conversion of accounts payable to common stock	$42	$33
Conversion of a convertible note payable	$-	$600
Conversion of a convertible bonds	$-	$3,529
Conversion of accrued interest to common stock	$-	$203
Shares issued in connection with bonds	$-	$360
Shares issued to placement agent	$-	$28
Shares issued in connection with convertible promissory notes	$-	$123
Shares issued in connection with promissory notes	$65	$-
Conversion of promissory notes	$-	$2,994
Assets acquired from purchase of subsidiaries	$4,165	$-
Liabilities assumed from purchase of subsidiaries	$3,740	$-
Debt discount in relation to issuance of debt	$1,851	$421
Beneficial conversion feature in relation to issuance of debt	$1,275	$845

STAFFING 360 SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

NOTE 13 - SUBSEQUENT EVENTS

On March 23, 2016, the Company’s universal shelf registration statement originally filed on Form S-3 on January 4, 2016 with the United States Securities and Exchange Commission was declared effective.

On March 29, 2016, the Company filed a Tender Offer Statement, offering to certain holders of the Company’s outstanding warrants to elect to receive an aggregate of 906,633 shares of the Company’s common stock, by agreeing to receive twenty (20) common stock shares in exchange for every one hundred (100) warrants tendered by the holders of Warrants.

On March 30, 2016, the holders of the Series B Bonds – Amendment 1, agreed to extend the maturity date of the bonds to September 30, 2016. As consideration for extending the maturity date, the bond holders received an aggregate of 1,375 shares of common stock.

On April 4, 2016, the Company, through a public offering, sold 527,000 shares of common stock at $2.85 for a total of $1,502.

On April 6, 2016, the Company filed a Certificate of Designation of Series C Preferred Shares with the Nevada Secretary of State, whereby the Company designated 500,000 shares as Series C Preferred Shares, par value $0.00001 per share. The Series C Preferred Shares shall have a stated value of $1.00 per share (the “Stated Value”). The Certificate of Designation sets forth the voting powers, designations, preferences, privileges, limitations, restrictions and relative rights applicable to the Series C Preferred Shares. Except as otherwise required by law, the Series C Preferred Shares shall have no voting rights.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of shares of the Series C Preferred Shares shall (i) first be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to $0.00001 for each share of Series C Preferred Shares before any distribution or payment shall be made to the holders of any junior securities and (ii) then be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of Company’s Common Stock would receive if the Series C Preferred Shares were fully converted (disregarding for such purposes any conversion limitations under the Certificate of Designation) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock.

Except for stock dividends or distributions for which adjustments are to be made pursuant to the Certificate of Designation, Holders are entitled to dividends on shares of Series C Preferred Shares equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Series C Preferred Shares.

Each share of Series C Preferred Shares shall be convertible at the option of the Holder thereof, into that number of shares of Common Stock (subject to the limitations set forth in the Certificate of Designation) determined by dividing the Stated Value of such share of Series C Preferred Shares by the conversion price for the Series C Preferred Shares, which shall equal $1.00, subject to adjustment in accordance with the Certificate of Designation. Holders may effect conversions by providing the Company with a conversion notice in accordance with form and procedures set forth in the Certificate of Designation. The shares of common stock underlying the Series C Preferred Shares offered by this prospectus supplement will be fully paid and non-assessable.

The “Beneficial Ownership Limitation” with respect to the Series C Preferred Shares is 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Series C Preferred Shares held by the applicable Holder. A Holder, upon notice to the Company, may increase or decrease the Beneficial Ownership Limitation applicable to its Series C Preferred Shares; provided, that the Beneficial Ownership Limitation in no event shall exceed 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Series C Preferred Shares held by the applicable Holder.

On April 7, 2016 the Company issued 175,439 shares of Series C Preferred Shares at $2.85 for a total of $500.

STAFFING 360 SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

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

On July 8, 2015, the Company completed its seventh acquisition by purchasing 100% of the members’ interests in Lighthouse Placement Services, LLC (“Lighthouse”). The aggregate purchase price was $6,134, paid as follows: (i) cash of $2,498; (ii) 62,460 restricted common stock shares valued at $8.20 totaling $512; (iii) three year unsecured promissory note of $2,498 and (iv) two year unsecured promissory note of $625.

On November 5, 2015, the Company, through Longbridge Recruitment 360 Limited, a subsidiary of Staffing (UK), completed its eighth acquisition by purchasing 100% of the issued and outstanding equity interests of The JM Group Limited (“The JM Group”). The aggregate purchase price was $3,517, paid as follows: (i) cash of £750 (approximately $1,155); (ii) 40,000 restricted common stock shares valued at $4.70 totaling $188; (iii) six month unsecured promissory note of £500 (approximately $770), (iv) performance based compensation in an amount in cash equal to £850 (approximately $1,310) and (v) an aggregate of 20,000 shares of Common Stock valued at $4.70 totaling $94, if the Anniversary Gross Profit (defined) of the JM Group is 100% or more the Completion Gross Profit (defined). If the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of the JM Group’s Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) 20,000. If the Anniversary Gross Profit is less than 75% of the Completion Gross Profit, no shares are due.

Restructuring Plan and Implementation:

During the first and second quarters of fiscal 2015, the Company conducted a thorough review and evaluation of its business operations and strategies, the forecast for the staffing industry, and the business environment in general. The Company concluded that it was imperative to take immediate action to reduce short and medium-term debt service obligations, consulting/advisory agreements, employment costs and other corporate commitments that were overburdening the Company’s working capital and ability to fund continuing business operations, raise additional equity capital and/or debt, and execute its business plan. As such, on September 3, 2014, the Company formally established a Restructuring Committee, comprised of a Chairman and four others selected from its board of directors to evaluate and formalize a Restructuring Plan. The Restructuring Plan was presented and adopted by the board of directors on September 3, 2014. Management planned to pursue each of the initiatives of the Restructuring Plan, some of which were contingent upon third parties’ acceptance of the restructuring terms and may not be fully achieved.

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The approved Restructuring Plan authorized management to approach existing debt holders with this proposal. The Company offered equity in the form of common stock and/or warrants in exchange for conversion or deferral of existing notes/obligations:

STAFFING 360 SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

•	Notes Payable and Other Debt obligations: The Restructuring Plan offered a meaningful incentive to outstanding Notes Payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment; Note holders converted $3,056 of principal and interest into 335,839 common stock shares and 369,423 warrants exercisable for a term of ten years at $12.50. This action reduced the Company’s cash outflows by approximately $889 in the calendar year of 2015, and is anticipated to further reduce future cash outflows by approximately $2,313 in the calendar year of 2016.

•	Modification of Series A Bonds: The Restructuring Plan modified the terms of the Series A Bonds conversion price from $15.00 to $10.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest into common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash. Bondholders converted $3,710 of principal and interest into 370,969 common stock shares and 185,486 warrants exercisable for a term of three years at $20.00 and extended the maturity to April 15, 2015. On May 11, 2015, the Company agreed with three of the remaining ten bond holders to extend the maturity date of the outstanding convertible bonds’ $175 in principal and $16 in accrued interest to October 15, 2015 in exchange for 7,382 common stock shares, valued at $48. The remaining seven bond holders totaling $255 in principal and $28 in accrued interest were repaid in full in May 2015. On November 10, 2015, the Company and three bondholders agreed to amend and extend the maturity date of the bonds to April 15, 2016 in exchange for 4,375 common stock shares, valued at $24.

•

Modification of Series B Bonds: The Restructuring Plan modified the terms of the Series B Bonds conversion price from $15.00 to $12.00 with the intention of providing a meaningful incentive for the Series B Bond holders to convert their principal and interest into common stock by the maturity date of September 30, 2015, rather than redeem for cash. No bondholders elected to convert.

Effective October 30, 2015, the Company entered into three amended agreements. Amendment 1 - Series B Holders owning an aggregate principal amount of $55 in Series B Bonds agreed to extend the Maturity Date of the Series B Bond to March 31, 2016 and decrease the conversion rate and the price of common stock issued as interest payments on the Series B Bonds to $10.00 per share. As consideration for amending the terms of the Series B Bonds, these Series B Holders received 2,500 shares of common stock for each $100 (whole dollars) of principal amount of Series B Bond investment. The principal and accrued but unpaid interest are due on the date of maturity. On March 30, 2016, the bond holders agreed to extend the maturity date of the bonds to September 30, 2016. As consideration for extending the maturity date, the bond holders received an aggregate of 1,375 shares of common stock. Amendment 2a & 2b - Series B Holders owning an aggregate principal amount of $827 in Series B Bonds agreed to modify the terms of the Series B Bonds to provide that (i) the Company shall make payments on the principal amount of the Series B Bonds in six (6) equal tranches, every month, beginning on December 15, 2015 and (ii) the Company shall pay all accrued interest on the Series B Bonds by December 11, 2015, as calculated through December 15, 2015, at an increased rate of 18% beginning September 30, 2015. The interest rate reverted back to 12% for all interest payments made after December 15, 2015. In addition, the conversion rate and the price of common stock issued as interest payments on the Series B Bonds decreased from $12.00 to $10.00 per share. Amendment 3a - Series B Holders owning an aggregate principal amount of $75 in Series B Bonds agreed to extend the Maturity Date until November 6, 2015. These bond holders were paid in full ($75 in principal and $3 in accrued interest) in accordance with the term of the amendment.

•	Earn-out Liabilities: The Restructuring Plan offered a meaningful incentive to the earn-out liability holders to convert their contingent future payments to common stock rather than cash payments. In conjunction with the sale of Cyber 360, effective January 1, 2015, the former shareholders of TRG were offered the opportunity and elected to convert their remaining earn-out liability of $1,134 into common stock shares at $10.00 per share. As a result, the Company issued 113,405 common stock shares.

•	Operational and Corporate commitments: The approved Restructuring Plan authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with this restructuring:

•	Consulting Agreements: The Company cancelled various on-going consulting agreements. This action reduced the Company’s cash outflows by approximately $432 in the calendar year of 2015.

•	Employment: The Company severed employment with one employee. This action increased the Company’s cash outflows by approximately $50 during the calendar year of 2015, and thereafter is anticipated to reduce the Company’s future cash outflows by approximately $624 annually.

•	Restructuring Fees: The Company estimated the cost associated with this restructuring to be approximately $175. U.S. GAAP does not allow for a general accrual for restructuring costs. Therefore, any such costs have been and will continue to be expensed as incurred. To date, these fees have totaled approximately $772 and together with employment related restructuring costs, are classified in Operating expenses - Restructuring.

Results of Operations

The Company believes the acquisitions consummated during calendar years 2015 and 2016 are performing as expected. We are confident that we can continue to grow these businesses and that they will allow us to attract further acquisitions in line with our stated Strategic Plan of achieving $300 million of annualized revenue.

STAFFING 360 SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

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

For the three months ended February 29, 2016 as compared to the three months ended February 28, 2015

The following table sets forth the results of our operations for the three months ended February 29, 2016 and February 28, 2015 and as a percentage of revenue:

	Three Months Ended
	February 29,		February 28,
	2016		2015
Service revenue	$43,954	100.0%	$30,964	100.0%
Direct cost of services	(36,363)	(82.7)%	(25,438)	(82.2)%
Gross profit	7,591	17.3%	5,526	17.8%
Operating expenses	(8,242)	(18.7)%	(6,462)	(20.9)%
Loss from operations	(651)	(1.5)%	(936)	(3.0)%
Other income/ (expense)	(1,191)	(2.7)%	755	2.4%
Net loss from continuing operations	$(1,842)	(4.2)%	$(181)	(0.6)%

Service revenue

For the three months ended February 29, 2016, we had revenue of $43,954 compared to $30,964 for the three months ended February 28, 2015, an increase of $12,990, or 42.0%, of which 31.3% is acquisition growth and (0.3)% is due to foreign currency translation.

Direct cost of services

Cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended February 29, 2016 and February 28, 2015, cost of revenue was $36,363 and $25,438, respectively. The increase of $10,925, or 43%, is primarily is due to revenue growth coupled with additional costs incurred by the Lighthouse and The JM Group acquisitions completed in July and November 2015. Additionally, as the JM Group operates at lower margins than the Company’s average, costs increased as a result of the change in business mix.

Gross profit and gross margin

Our gross profit for the quarters ended February 29, 2016 and February 28, 2015 was $7,591 and $5,526, respectively, an increase of 37.4%. Gross margin fell by approximately 60 basis points from the quarter ended February 28, 2015 to the quarter ended February 29, 2016, with the change driven by the addition of JM Group’s lower margins in the current period.

Operating expenses

For the three months ended February 29, 2016, operating expenses amounted to $8,242 as compared to $6,462 for the three months ended February 28, 2015, an increase of $1,780, or 27.6%. Despite increasing on an absolute basis, as a percentage of revenue, we saw an improvement from 20.9% for the three months ended February 28, 2015 to 18.8% for the three months ended February 29, 2016. As we continue to grow revenue and further leverage our existing support functions, we expect operating expenses as a percentage of revenue to continue to trend lower. For the three months ended February 29, 2016 and February 28, 2015, operating expenses consisted of the following:

	Three Months Ended
	February 29,	February 28,
	2016	2015
General and administrative	$1,674	$1,284
Compensation	4,839	3,777
Consulting fees – Related parties	56	68
Depreciation and amortization	840	657
Professional fees	833	698
Operating expenses – Restructuring	-	(22)
Total operating expenses	$8,242	$6,462

STAFFING 360 SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

For the three months ended February 29, 2016, the increase in our operating expenses as compared to the three months ended February 28, 2015 was primarily attributable to:

•	General and administrative expenses increased $390, but improved from 4.2% of revenue to 3.8% from the three months ended February 28, 2015 to the three months ended February 29, 2016, respectively. The absolute increase is primarily attributable to the acquisition of Lighthouse and The JM Group during July and November, 2015, respectively. That increase is however partially offset by the Company’s action to reduce consulting/advisory agreements, employment costs and other corporate commitments.

•	Compensation expenses increased $1,062. The increase is primarily attributable to the acquisition of Lighthouse and The JM Group during July and November, 2015, respectively, coupled with increased commissions on higher gross margin. As a percentage of revenue, compensation expenses declined from 12.2% of revenue to 11.0% from the three months ended February 28, 2015 to the three months ended February 29, 2016, respectively.

•	An increase of $183 in depreciation and amortization expense for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015. Amortization expense relates to the amortization of intangible assets related to completed acquisitions. Depreciation expense relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	An increase of $135 in professional fees in the three months ended February 29, 2016 as compared to the three months ended February 28, 2015. The increase primarily relates to additional legal fees incurred in litigation; consulting, legal and accounting fees related to capital raising and acquisitions, as well as and additional expense incurred in investor relations

Other Income/Expense

For the three months ended February 29, 2016 and February 28, 2015, we incurred interest and financing expense of $1,148 and $460, respectively, relating to interest for convertible notes and other notes payable, accounts receivable financing, amortization of beneficial conversion feature, debt discount and deferred financing costs.

Net Loss from Continuing Operations

As a result of the factors described above, our net losses for the quarters ended February 29, 2016 and February 28, 2015 were $1,842 and $181, respectively, or a net loss per common share of $(0.34) and $(0.02) (basic and diluted), respectively.

STAFFING 360 SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

For the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015

The following table sets forth the results of our operations for the nine months ended February 29, 2016 and February 28, 2015 and as a percentage of revenue:

	Nine Months Ended
	February 29,		February 28,
	2016		2015
Service revenue	$121,188	100.0%	$96,641	100.0%
Direct cost of services	(99,806)	(82.4)%	(79,610)	(82.4)%
Gross profit	21,382	17.6%	17,031	17.6%
Operating expenses	(24,431)	(20.2)%	(21,922)	(22.7)%
Loss from operations	(3,049)	(2.5)%	(4,891)	(5.1)%
Other income/ (expense)	(3,663)	(3.0)%	(8,647)	(9.0)%
Net loss from continuing operations	$(6,712)	(5.5)%	$(13,538)	(14.1)%

Service revenue

For the nine months ended February 29, 2016, we had revenue of $121,188 compared to $96,641 for the nine months ended February 28, 2015, an increase of $24,547, or 25.4%, of which 19.4% is acquisition growth and (0.3)% is due to foreign currency translation.

Direct cost of services

Cost of revenue includes the cost of labor and other overhead costs (payroll wages, taxes and related insurance) as they relate to employees (temporary and permanent) as well as sub-contractors and consultants. For the nine months ended February 29, 2016 and February 28, 2015, cost of revenue was $99,806 and $79,610, respectively, an increase of $20,196 or 25.4%. The increase is due to revenue growth coupled with additional costs incurred by the Lighthouse and The JM Group acquisitions completed in July and November 2015. Additionally, as the JM Group operates at lower margins than the Company’s average, costs increased as a result of the change in business mix.

Gross profit and gross margin

Our gross profit for the nine months ended February 29, 2016 and February 28, 2015 was $21,382 and $17,031, respectively, representing gross margin of 17.6% in both periods. Gross margin as a percentage of revenue is unchanged compared to the prior year, with organic growth in margins in the existing business offset by lower margins from JM Group. As JM Group was acquired in November 2015, we expect to see a small decline in margin related to the change in business mix when JM Group’s results are included for the full period.

Operating expenses

For the nine months ended February 29, 2016, operating expenses amounted to $24,431 as compared to $21,922 for the nine months ended February 28, 2015, an increase of $2,509 or 11.4%. Despite increasing on an absolute basis, as a percentage of revenue, we saw an improvement from 22.7% for the nine months ended February 28, 2015 to 20.2% for the nine months ended February 29, 2016. As we continue to grow revenue and further leverage our existing support functions, we expect operating expenses as a percentage of revenue to continue to trend lower. For the nine months ended February 29, 2016 and February 28, 2015, operating expenses consisted of the following:

	Nine Months Ended
	February 29,	February 28,
	2016	2015
General and administrative	$4,018	$3,835
Compensation	14,429	11,760
Consulting fees – Related parties	633	358
Depreciation and amortization	2,377	2,049
Professional fees	2,974	2,371
Impairment of intangible assets	-	703
Operating expenses – Restructuring	-	846
Total operating expenses	$24,431	$21,922

STAFFING 360 SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

For the nine months ended February 29, 2016, the increase in our operating expenses as compared to the nine months ended February 28, 2015 was primarily attributable to:

•	General and administrative expenses increased $183 but decreased as a percentage of revenue by 0.7% of revenue to 3.3% from the nine months ended February 28, 2015 to the nine months ended February 29, 2016, respectively. The increase is primarily attributable to the acquisition of Lighthouse and The JM Group during July and November 2015, respectively, partially offset by the Company’s action to reduce consulting/advisory agreements, employment costs and other corporate commitments.

•	Compensation expenses increased by $2,669 but decreased as a percentage of revenue by 0.3% to 11.9% from the nine months ended February 28, 2015 to the nine months ended February 29, 2016, respectively. The increase is primarily attributable to the acquisition of Lighthouse and The JM Group during July and November 2015, respectively, coupled with increased commissions on higher gross margin. Additional costs were also incurred during the nine months ended February 29, 2016 for stock issued to the Company’s executives on the Company’s uplisting to the NASDAQ exchange.

•	An increase of $275 in consulting fees to related parties is primarily attributable to stock issued to the Company’s Board of Directors on the Company’s uplisting to the NASDAQ exchange.

•	An increase of $328 in depreciation and amortization expense for the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015. Amortization expense relates to the amortization of intangible assets related to completed acquisitions. Depreciation expense relates to the fixed assets of the Company’s subsidiaries and the fixed assets the Company acquired.

•	An increase of $603 in professional fees in the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015. The increase primarily relates to consulting, investor relations, legal and accounting fees charged related to the uplisting to the NASDAQ exchange, the reverse stock split, and the acquisitions made in fiscal 2016. Additionally, legal fees incurred in litigation; consulting, legal and accounting fees related to capital raising and acquisitions; and additional expense incurred in consulting, investor relations also contributed to the increase.

•	A decrease of $703 in impairment of intangible assets in the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015. The Company has not had cause to impair intangible assets in the current period.

•	A decrease of $846 in operating expenses - restructuring in the nine months ended February 29, 2016 as compared to the nine months ended February 28, 2015. The Company completed its restructuring program in fiscal 2015, and has taken no further expense in fiscal 2016.

Other Income/Expense

For the nine months ended February 29, 2016 and February 28, 2015, we incurred interest and financing expense of $3,616 and $5,307, respectively, relating to interest for convertible notes and other notes payable, accounts receivable financing, amortization of beneficial conversion feature, debt discount and deferred financing costs.

Net Loss from Continuing Operations

As a result of the factors described above, our net losses for the nine months ended February 29, 2016 and February 28, 2015 were $6,712 and $13,538, respectively, or a net loss per common share of $(1.46) and $(3.74) (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we funded our operations through promissory notes, bonds, convertible notes, private placement offerings and from advances from our majority shareholders/officers/directors.

As of February 29, 2016, the Company had a working capital deficiency of $14,008, and an accumulated deficit of $41,277. For the nine months ended February 29, 2016, the Company has a net loss and net cash from operations of $6,712 and $2,223, respectively.

STAFFING 360 SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

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

As a result of our current and future potential financings, we believe that we will be able to implement our business plan and pursue the acquisition of a broad spectrum of staffing agencies primarily in the accounting and finance, information technology, engineering, administration and light industrial sectors. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Currently, dilutive common share equivalents totaling 3,688 consist of shares issuable upon the conversion of existing convertible notes, convertible Preferred Stock and the exercise of stock options and warrants.

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

Operating activities

For the nine months ended February 29, 2016, net cash provided by operations of $2,223 was primarily attributable to the net loss of $6,712 offset by changes in operating assets and liabilities totaling $2,521, which primarily relates to a decrease in accounts receivable of $1,541, increase in prepaid expenses and other current assets of $317, increase in other assets of $536, increase in accounts payable and accrued expenses of $512, an increase in accrued payroll and taxes of $1,405 and non-cash adjustments of $6,415.

For the nine months ended February 28, 2015, net cash used in operations of $1,172 was primarily attributable to the net loss of $13,584 including changes in operating assets and liabilities totaling $1,385, which primarily relates to accounts payable of $1,769, accrued payroll and taxes of $146, offset by accounts receivable of $295, other assets of $224 and other non-cash adjustments of $11,016.

Investing activities

For the nine months ended February 29, 2016, net cash flows used in investing activities was $5,059 and was attributable to the purchase of fixed assets of $117, payments of $119 made for the earn-out agreement relating to the acquisition of CSI, cash paid for the acquisition of subsidiaries (Lighthouse and The JM Group) of $3,418, net of cash acquired and posting of a surety bond of $1,405 relating to the NewCSI legal proceeding..

STAFFING 360 SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

For the nine months ended February 28, 2015, net cash flows used in investing activities was $1,818 and was attributable to the purchase of fixed assets of $116, acquisitions of businesses of $1,347 and the payments of $326 made for the earn-out agreement relating to the acquisition of Cyber 360 and CSI.

Financing activities

For the nine months ended February 29, 2016, net cash flows provided by financing activities totaled $3,587 and was attributable to proceeds of $7,783 from the issuance of convertible promissory notes totaling $4,742, proceeds of $1,991 from the issuance of promissory notes and $1,050 from an over-advance from relating to our accounts receivable finance line. In addition, the Company paid financing costs of $1,012, repaid $613 in convertible notes, repaid promissory notes of $1,821, repaid a net amount of $237 related to accounts receivable financing and repaid bonds totaling $513.

For the nine months ended February 28, 2015, net cash flows provided by financing activities totaled $2,248 and was attributable to net proceeds relating to accounts receivable financing of $920, proceeds of $404 from the issuance of convertible promissory notes, proceeds of $1,705 from the issuance of promissory notes and proceeds of $2,042 from the issuance of convertible bonds. In addition, the Company paid financing costs of $270, repaid $300 in convertible notes, and repaid promissory notes of $2,253.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 2 to our unaudited consolidated financial statements for the fiscal quarter ended February 29, 2016 contained herein.

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  It is expected to be effective for fiscal years and interim periods beginning after December 15, 2018 for public entities.  Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

STAFFING 360 SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, unless otherwise indicated, except share and per share amounts)

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement–Period Adjustments”. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2015, FASB issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30)”. ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The new standard is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue From Contracts With Customers (Topic 606)”. The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue From Contracts With Customers (Topic 606)”. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs”. This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have an impact on the Company’s consolidated financial statements.

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

Change in Internal Control over Financial Reporting.

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended February 29, 2016 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1)	Inadequate segregation of duties, and
2)	Inadequate procedures to test internal controls.

The Company intends to remedy the foregoing control deficiencies. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On May 22, 2014, NewCSI Inc. (“NewCSI”), the former owners of CSI, filed a complaint in the United States District Court for the Western District of Texas, Austin Division (“the Court”), against the Company arising from the terms of the CSI Stock Purchase Agreement dated August 14, 2013. NewCSI claims that the Company breached a provision of the CSI Stock Purchase Agreement (“SPA § 2.7”) that required the Company to calculate within 90 days after December 31, 2013 and pay to NewCSI fifty percent (50%) of certain “Deferred Tax Assets.” The Complaint sought payment of the amount allegedly owed under SPA § 2.7 and acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $1,400, less amounts paid to date, and attorneys’ fees. The Company responded denying the material allegations and interposing numerous affirmative defenses.

On December 31, 2014, NewCSI filed an amended complaint adding an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100, less amounts paid to date ($1,671 balance at December 31, 2014), required should the Company or NewCSI “be unable, or admit to in writing, its inability to pay its debts as they become due.” Again, the Company responded denying the material allegations and interposing numerous affirmative defenses. The Earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.  A full description of the Complaint can be found under Item 3 of the Company’s 10-K filed with the Securities and Exchange Commission on July 31, 2015.

The final pretrial conference in this matter was held April 22, 2015. A jury was selected on May 14, 2015, and the trial was held May 18-20, 2015. On May 20, 2015, the jury rendered a verdict, finding that the Company had not complied with SPA § 2.7 and owed $154, but that NewCSI had not proved that the Company or NewCSI had become unable to pay debts as they came due. The Court had held that it was not a question for the jury to decide if damages for breach of SPA § 2.7 should include accelerated earn-out payments.

On June 3, 2015, NewCSI filed a Motion for Entry of Judgment as Matter of Law seeking entry of a judgment in the amount of $154, plus accelerated earn-out payments in the amount of $1,152, plus statutory interest. NewCSI did not challenge the jury verdict on the ability to pay issue. Also on June 3, 2015, the Company filed a Motion for Entry of Judgment as a Matter of Law seeking entry of judgment against NewCSI on the jury’s finding that the Company had not complied with Section 2.7 of the purchase agreement, or, in the alternative, for a reduction of damages to $54 and to hold that NewCSI may not be awarded accelerated earn-out payments as that would result in an illegal penalty. As of July 1, 2015, the motions were fully briefed and submitted to the Court.

On October 21, 2015, the Court rendered a final judgment against the Company and in favor of NewCSI in the amount of $1,307 Final Judgment Amount. The Court also awarded NewCSI: (i) pre-judgment interest on the Final Judgment Amount, in the amount of $77; (ii) costs incurred in connection with the Complaint; and (iii) post-judgment interest on all amounts described above at a rate of 0.23% per annum from the date of this final judgment until such amounts are paid in full. In rendering its final judgment, the Court granted NewCSI’s post-verdict Motion for Entry of Judgment as a Matter of Law in part and denied the Company’s post-verdict Motion for Entry of Judgment as a Matter of Law in its entirety. The Company believes the final judgment is unsupported by the evidence and contrary to the law, and filed its notice of appeal of the final judgment to the United States Court of Appeals for the Fifth Circuit on January 6, 2016. In the Company’s financial results filed as part of this Form 10-Q for the period ending February 29, 2016, the Company accrued for this matter in the amount of $1,593, which is in excess of the Final Judgement Amount.

On January 15, 2016, a Magistrate Judge issued a Report and Recommendation to award NewCSI $505 in attorneys’ fees (a request for additional post-trial attorneys’ fees totaling $47 is still pending). These attorney fees awards, if they are approved and adopted by the District Judge, would increase the total award to $1,957. Thus, the accrual reserves held by the Company would be deficient by $364. The Company will take the appropriate steps to record the additional reserve deficiency based on the information received, if they are approved and adopted by the District Judge.

In addition, since the filing of the Form 10-Q on January 14, 2016, two of the Company’s principal lenders funded the bond required to suspend the judgment. The bond was posted on February 9, 2016 in the amount of $1,405 and therefore the Company will not be required to satisfy the judgment from its operational resources while the Company’s appeal is pending.

We believe the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against this claim which we believe is not meritorious. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

On November 13, 2015, in a separate proceeding, Staffing 360 initiated a Judicial Arbitration and Mediation Services Arbitration against the three shareholders of NewCSI, each a former Staffing 360 officer and employee.  In the Demand for Arbitration and Statement of Claim, Staffing 360 alleges that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.

On February 17, 2016, a previous law firm, filed suit in the Supreme Court of the State of New York alleging that the Company owes $759, for legal services rendered. The Company disagrees with the quantum and quality of legal services provided by the firm to the Company. On March 17, 2016, the Company reached a settlement with the law firm in the amount of $505 to be paid in equal installments over 24 months beginning in April 2016.

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

Date: April 13, 2016	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: April 13, 2016	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

