Form 10-K
period 2016-05-31
Staffing 360 Solutions, Inc.
filed 2016-08-29
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

(212) 634-6411

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  Common Stock, par value $0.00001.

Securities registered pursuant to Section 12(g) of the Act:  None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act):    Yes  ☐    No  ☒

As of November 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $20,640,644 based on the closing price (last sale of the day) for the registrant’s common stock on the Nasdaq exchange on November 30, 2015 of $4.97 per share.

As of August 29, 2016, 7,516,295 shares of common stock, $0.00001 par value, were outstanding.

Staffing 360 Solutions, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; government policies, legislation or judicial decisions adverse to our businesses; potential cost overruns and possible rejection of our business model and/or sales methods; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Staffing 360” and the “Company” mean Staffing 360 Solutions, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in thousands of U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the year ended May 31, 2016.

PART I

ITEM 1. BUSINESS

BUSINESS

General

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”), which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring, suitable, mature, profitable, operating, domestic and international staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration and light industrial disciplines.

All amounts in this Annual Report are expressed in thousands, except share and per share amounts, unless otherwise indicated.

Business Model and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of United States (“U.S.”) and United Kingdom (“U.K.”) based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the accounting and finance, IT, engineering, administration and light industrial disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed six acquisitions that are more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating History

The Company has been successful in growing and expanding through multiple acquisitions and organic revenue growth. Our business plan for continued growth through acquisitions is subject to certain inherent risks, including accessing capital resources, potential cost overruns and possible rejection of our business model and/or sales methods. Therefore, we provide no assurance that the Company will be successful in carrying out our business plan. We continue to pursue additional debt and equity financing to fund our business plan. We have no assurance that future financing will be available to us on acceptable terms or at all.

Industry Background

The staffing industry is divided into three major segments: temporary help services, professional employer organizations (“PEOs”) and placement agencies. Temporary help services provide workers for limited periods, often to substitute for absent permanent workers or to help during periods of peak demand. These workers, who are employees of the temporary help agency, will generally fill clerical, technical, or industrial positions. PEOs, sometimes referred to as employee leasing agencies, contract to provide workers to customers for specific functions, often related to human resource management. In many cases, customers’ employees are hired by a PEO and then contracted back to the customer. Placement agencies, sometimes referred to as executive recruiters or headhunters, find workers to fill permanent positions at customer companies. These agencies may specialize in placing senior managers, mid-level managers, technical workers, or clerical and other support workers.

The Company considers itself a temporary staffing company within the broader staffing industry. However, the Company provides permanent placements at the request of existing clients and consulting services such as risk audits, due diligence for mergers and acquisition targets, and internal audit assessments.

Staffing companies identify potential candidates through online advertising and referrals, and interview, test and counsel workers before sending them to the customer for approval. Pre-employment screening can include skills assessment, drug tests and criminal background checks. The personnel staffing industry has been radically changed by the internet. Many employers list available positions with one or several internet personnel sites like www.monster.com or www.careerbuilder.com, and on their own sites. Personnel agencies operate their own sites and often still work as intermediaries by helping employers accurately describe job openings and by screening candidates who submit applications.

Job growth drives demand for the personnel staffing industry. The profitability of individual companies depends on good marketing and availability of qualified employees. Large companies enjoy economies of scale in marketing and back-office operations. Small companies can compete successfully by specializing in an industry or a job function.

To a great extent, clients follow the seasonal retail cycles but precede them by two to three months. There are two distinct “peak” seasons: August to October, preceding the Holiday season; April to June, preceding the summer season. Both provide extended spikes to the baseline revenue average of companies in the staffing sector.

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

For many staffing companies, demand is lower late in the fourth calendar quarter and early in the first calendar quarter, partly because of holidays, and higher during the rest of the year. Staffing companies may have high receivables from customers. Temp agencies and PEOs must manage a high cash flow because they funnel payroll payments from employers. Cash flow imbalances also occur because agencies must pay workers even though they haven't been paid by customers.

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

Staffing companies are regulated by the U.S. Department of Labor (“DOL”) and the Equal Employment Opportunity Commission (“EEOC”), and often by state authorities. At issue is the relationship between the agency and the temporary employees, or employee candidates. Many federal anti-discrimination rules regulate the type of information that employment firms can request from candidates or provide to customers about candidates. PEOs are often considered co-employers along with the client, but the PEO is responsible for employee wages, taxes and benefits. State regulation aims to ensure that PEOs provide the benefits they promise to workers.

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

We believe the trends of outsourcing entire departments and dependence on temporary and leased workers will expand opportunities for personnel agencies. Taking advantage of their expertise in assessing worker capabilities, some agencies manage clients’ entire human resource functions. Human resources outsourcing (“HRO”) may include management of payroll, tax filings, and benefit administration services. HRO may also include recruitment process outsourcing (“RPO”), whereby an agency manages all recruitment activities for a client.

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

Competition

The Company’s staffing divisions face competition in attracting clients as well as temporary candidates. The staffing industry is highly competitive, with a number of firms offering services similar to those provided by the Company, on a national, regional or local basis. In many areas, the local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and reliability of service. The Company believes its competitive advantage is from its experience in niche markets, and commitment to the specialized employment market, along with its growing global presence.

The staffing industry is characterized by a large number of competing companies in a fragmented sector. Major competitors also exist across the sector, but as the industry affords low barriers to entry, new entrants are constantly introduced to the marketplace.

The top layer of competitors includes large corporate staffing and employment companies which have yearly revenue of $75 million or more. The next (middle) layer of the competition consists of medium-sized entities with yearly revenue of $10 million or more. The largest portion of the marketplace is the bottom rung of this competitive landscape consisting of small individual-sized or family-run operations. As barriers to entry are low, sole proprietors, partnerships and small entities routinely enter the industry.

Employees

The Company employs approximately 180 employees as part of our internal operations. Additionally, the Company employs more than 4,000 individuals that are placed directly with our clients through our various operating subsidiaries.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company currently leases 21 facilities, all of which are used for office space:

State	Location	Lease Term
New York	641 Lexington Avenue, Suite 1526 NY, NY 10022	Month to month
Massachusetts	34 Rogers Rd, Haverhill, MA 01835-6946	48 months
Massachusetts	187 Plymouth Avenue, Fall River, MA 02722	24 months
Massachusetts	1985 Main Street Springfield, MA 01103	24 months
Massachusetts	29 Mountain East Street Worcester, MA 01606	24 months
Massachusetts	643 Veterans of Foreign Wars Pkwy, Chestnut Hill, MA 02467	12 months
Massachusetts	500 West Cummings Park, Suite 2550, Woburn, MA 01801	60 months
Massachusetts	40 Central Street, Unit #1, Lowell, MA 01852	24 months
Massachusetts	344 Boston Post Road East, 2nd Floor, Marlborough, MA 01752	24 months
Connecticut	35 Nutmeg Drive, Trumbull, CT 06611	60 months
Connecticut	1800 Barnum Avenue, Stratford CT 06614	45 months
Connecticut	20 North Plains Industrial Road, Wallingford, CT 06492	24 months
Connecticut	887 Main Street, Manchester, CT 06040	36 months
Connecticut	767 Wolcott Street, Waterbury, CT 06703	60 months
Connecticut	973 Orange Avenue, West Haven, CT 06516	60 months
Rhode Island	400 Reservoir Avenue, #2J, Providence, RI 02907	36 months
New Hampshire	814 Elm Street, Manchester, New Hampshire 03101	24 months
North Carolina	718 Jake Alexander Blvd West, Salisbury, NC 28147	Month to month
North Carolina	2520 Somerset Drive, Unit #2520, Winston-Salem, NC 27103	24 months
North Carolina	3805 Concord Parkway South, Suite 132, Concord, NC 28027	24 months
United Kingdom	3a London Wall Buildings, London Wall, London, EC2M 5SY United Kingdom	60 months

These leases expire at various times from 2016 through 2020.

ITEM 3. LEGAL PROCEEDINGS.

NewCSI, Inc. vs. Staffing 360 Solutions, Inc.

On May 22, 2014, NewCSI, the former owners of Control Solutions International, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the CSI Stock Purchase Agreement dated August 14, 2013.  NewCSI claims that the Company breached a provision of the CSI Stock Purchase Agreement (“SPA § 2.7”) that required the Company to calculate and pay to NewCSI 50% of certain “Deferred Tax Assets” within 90 days after December 31, 2013.  The Complaint sought payment of the amount allegedly owed under SPA § 2.7 and acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $1,400, less amounts paid to date, and attorneys’ fees.  The Company responded denying the material allegations and interposing numerous affirmative defenses. On October 8, 2014, NewCSI filed a Motion of Summary Judgment (the “Motion”). On March 30, 2015, a Magistrate Judge of the District Court issued a Report and Recommendation that the District Court deny the Motion.  The Recommendation became a final decision on April 13, 2015.

On December 31, 2014, NewCSI filed an amended complaint to which NewCSI added an additional count asserting an “Adjustment Event” had occurred, requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100, less amounts paid to date ($1,671 at December 31, 2014), should Staffing 360 or CSI “be unable, or admit in writing its inability, to pay its debts as they mature.”  The Company responded denying the material allegations and interposing numerous affirmative defenses, including that the earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.  The final pretrial conference in this matter was held April 22, 2015.  A jury was selected on May 14, 2015, and the trial was held May 18-20, 2015.  On May 20, 2015, the jury rendered a verdict, finding that Staffing 360 had not complied with SPA § 2.7 and owed $154, but that NewCSI had not proven that Staffing 360 or CSI had become unable to pay debts as they came due.  The Court had held that it was not a question for the jury to decide if damages for breach of SPA § 2.7 should include accelerated earn-out payments.

On June 3, 2015, NewCSI filed a Motion for Entry of Judgment as Matter of Law seeking entry of a judgment in the amount of $154, plus accelerated earn-out payments in the amount of $1,152, plus statutory interest.  NewCSI did not challenge the jury verdict on the ability to pay issue.  Also on June 3, 2015, Staffing 360 filed a Motion for Entry of Judgment as a Matter of Law seeking entry of judgment against NewCSI on the jury’s finding that Staffing 360 had not complied with SPA § 2.7, or, in the alternative, for a reduction of damages to $54 and to hold that NewCSI may not be awarded accelerated earn-out payments as that would result in an illegal penalty.

On October 21, 2015, judgment was entered in this action in favor of NewCSI and against the Company in the amount of $1,307, plus pre-judgment interest, post-judgment interest, and costs.

On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit seeking reversal of the judgment and posted a supersedeas bond to stay the execution of the judgment pending appeal.  On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal.  As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal.  On August 3, 2016, the Company was notified that oral argument for the appeal is tentatively scheduled for the week of October 31, 2016.

We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against NewCSI.  Nevertheless, there can be no assurance that the outcome of this litigation, which is now pending before the Fifth Circuit, will be favorable to the Company.

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, Staffing 360 initiated an arbitration before JAMS against three officers of Staffing 360, each a former Staffing 360 officer and employee.  In its demand for arbitration and statement of claim, Staffing 360 alleged that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts, which is estimated to be at least $1,313 in the aggregate. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  This amount has already been fully accrued for and expensed on the Company’s financial statements. Due to the subsequent notice of this ruling, the accrual for this loss represents the primary difference to the preliminary results reported by the Company in its pre-announcement of earnings on June 23, 2016.  The Company is awaiting the respondents’ motion to confirm the award.  The final amount, which will be fixed by the arbitrator following additional submissions, may exceed $1,313.

Other Claims

On February 17, 2016, a previous law firm filed suit in the Supreme Court of the State of New York alleging that the Company owes $759, for legal services rendered. The Company disagreed with the quantity and quality of legal services provided by the firm to the Company. On March 17, 2016, the Company reached a settlement with the law firm in the amount of $505 to be paid in equal installments over 24 months beginning in April 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of Staffing 360’s common stock are traded on the Nasdaq Capital Market under the ticker symbol “STAF”. The high and low sales price per share of the Company’s common stock for each quarter during the last two fiscal years are shown below.  Please note that historical share prices before September 17, 2015, have been adjusted to account for the 1-10 reverse stock split on September 17, 2015.

	High	Low
Fiscal Year 2015, Quarters Ended
August 31, 2014	$22.00	$14.50
November 30, 2014	20.40	6.00
February 28, 2015	8.00	2.50
May 31, 2015	9.40	2.50
Fiscal Year 2016, Quarters Ended
August 31, 2015	9.00	3.50
November 30, 2015	10.24	3.49
February 29, 2016	5.99	2.14
May 31, 2016	4.76	1.80

As of August 26, 2016, the Company’s common stock was trading at $1.57.

Holders of Common Stock

As of August 26, 2016, there were 1,758 shareholders of record of the Company’s common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, plan, goal, target and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”), trading symbol “STAF”, is incorporated in the State of Nevada. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring, suitable, mature, profitable, operating, United States (“U.S.”) and United Kingdom (“U.K.”) based staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration and light industrial disciplines.

Business Model, Operating History and Acquisitions

We began generating revenue in October 2012. To date, the Company has completed seven acquisitions and divested of one business, Cyber 360. Our business plan is to expand and grow through multiple acquisitions while continuing to supplement this with organic growth. The Company, excluding discontinued operations, generated revenue of $0.2 million, $41.2 million, $128.8 million and $165.6 million for the fiscal years ended May 2013, 2014, 2015 and 2016, respectively. This growth has been achieved primarily through acquisitions, while existing operations continue to grow organically.

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the accounting and finance, IT, engineering, administration and light industrial disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets.

Control Solutions International, Inc.

On November 4, 2013, the Company completed the acquisition of Control Solutions International, Inc. (“CSI”) and its wholly owned subsidiary Canada Control Solutions International, Inc. (“CCSI”). The aggregate consideration was $3,530, which was paid as follows: (i) cash of $1,311; (ii) issuance of 13,600 restricted common stock shares valued at $8.75 per share totaling $119; and (iii) a performance based earn-out equal to 20% of the amount of the consolidated gross profit of CSI and CCSI to be paid over the next four years from the date of the acquisition, not to exceed a total of $2,100.

CSI is a professional services company specializing in a broad spectrum of risk management, financial, internal audit and IT solutions.

Initio International Holdings Limited

On January 3, 2014, the Company completed the acquisition of Initio International Holdings Limited (“Initio”) (the “Initio Acquisition”). The aggregate consideration was $13,290, paid as follows: (i) cash of $6,440; (ii) issuance of 329,671 restricted common stock shares valued $8.75 per share totaling $2,885; and (iii) three year promissory notes in the aggregate principal amount of $3,965 bearing interest at 6% per annum.

Initio’s U.S. division, Monroe Staffing Services LLC (“Monroe”), was established in 1969 and is a full-service staffing agency serving companies ranging from Fortune 100 companies to new start-ups, specializing in light industrial, accounting and finance, IT, engineering and administration. Monroe has 15 offices located in the U.S., including offices in Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina. Initio’s U.K. division (“Longbridge”), was established in 1989 and is an international multi-sector recruitment company catering to the sales and marketing, technology, legal and information technology solutions sectors.

Poolia UK Ltd.

On February 28, 2014, the Company acquired certain business assets of Poolia UK Ltd. (“Poolia”) (the “Poolia Acquisition”) for aggregate consideration paid of $1,626, paid as follows: (i) cash at closing of approximately £750 ($1,238); and (ii) cash subsequent to closing of approximately $389.

Poolia UK operates its professional staffing services from its office in London and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the U.K.

PeopleSERVE

On May 17, 2014, the Company acquired 100% of the issued and outstanding capital stock of PeopleSERVE, Inc. (“PSI”) and 49% of the issued and outstanding capital stock of PeopleSERVE PRS, Inc. (“PRS”). The aggregate purchase price was $8,387, paid as follows: (i) cash of $2,706; (ii) 112,737 restricted common stock shares valued at $19.30 totaling $2,176; (iii) an unsecured promissory note of $2,367; and (iv) Net Working Capital (defined) of $1,138. In May 2016, the Company acquired the remaining 51% of PRS for $101.

PSI and PRS provide IT staffing support to companies in the governmental, commercial and educational sectors principally in the State of Massachusetts.

Lighthouse Placement Services

On July 8, 2015, the Company acquired Lighthouse Placement Services, LLC, which later converted from an LLC to a corporation called Lighthouse Placement Services, Inc. (“Lighthouse”) for an aggregate purchase price of $6,246, paid as follows: (i) cash of $2,498; (ii) 62,460 restricted common stock shares valued at $10.00 totaling $625; (iii) three year unsecured promissory note of $2,498; and (iv) two-year unsecured promissory note of $625.

Lighthouse specializes in placing professionals in the engineering, pharmaceutical, biotechnology and IT sectors.

The JM Group

On November 5, 2015, the Company acquired The JM Group Limited (“The JM Group”). The aggregate purchase price was $3,517, paid as follows: (i) cash of £750 (approximately $1,155); (ii) 40,000 restricted common stock shares valued at $4.70 totaling $188; (iii) six month unsecured promissory note of £500 (approximately $770); (iv) performance based compensation in an amount in cash equal to £850 (approximately $1,310); and (v) an aggregate of 20,000 shares of common stock valued at $4.70 totaling $94, if the Anniversary Gross Profit (defined) of The JM Group is 100% or more than the Completion Gross Profit (defined). If the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of The JM Group’s Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) 20,000. If the Anniversary Gross Profit is less than 75% of the Completion Gross Profit, no shares are due.

The JM Group provides IT workforce solutions to a diverse set of clients across the financial services, professional services and corporate sectors in the United Kingdom.

The Company has been successful in growing and expanding through multiple acquisitions and organic revenue growth as published. Our business plan for continued growth through acquisitions is subject to certain inherent risks, including accessing capital resources, potential cost overruns and possible rejection of our business model and/or sales methods. Therefore, we provide no assurance that the Company will be successful in carrying out our business plan. We continue to pursue additional debt and equity financing to fund our business plan. We have no assurance that future financing will be available to us on acceptable terms or at all.

Restructuring Plan and Implementation:

During the first and second quarters of fiscal 2015, the Company conducted a thorough review and evaluation of its business operations and strategies, the forecast for the staffing industry, and the business environment in general. The Company concluded that it was imperative to take immediate action to reduce short and medium-term debt service obligations, consulting/advisory agreements, employment costs and other corporate commitments that were overburdening the Company’s working capital and ability to fund continuing business operations, raise additional equity capital and/or debt, and execute its business plan. As such, on September 3, 2014, the Company formally established a Restructuring Committee to evaluate and formalize a Restructuring Plan, referred to as “Pathway to Profitability”. The Restructuring Plan was presented and adopted by the board of directors on September 3, 2014.

Management planned to pursue each of the initiatives of the Restructuring Plan, some of which were contingent upon third parties’ acceptance of the restructuring terms and was not fully achieved. As of May 31, 2016, this Restructuring Plan is complete.

Cost Reduction or Restructuring Goals and Key Initiatives:

Certain targeted initiatives have been and are being achieved through the following actions:

•	Short- and Medium-term debt service: The approved Restructuring Plan authorized management to approach existing debt holders with various proposals:
o

Notes Payable and Other Debt obligations: The Restructuring Plan offered a meaningful incentive to outstanding notes payable holders to convert their principal and accrued interest to common stock and/or warrants rather than a cash payment. Note holders converted $3,358 of principal and interest into 335,839 common stock shares and 369,423 warrants exercisable for a term of ten years at $12.50.  This action reduced the Company’s future cash outflows by approximately $528 in 2015, $871 in 2016, and by a further $1,959 in 2017.

o

Modification of Series A Bonds: The Restructuring Plan modified the terms of the Series A Bonds conversion price from $15.00 to $10.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest to common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash. Bondholders converted $3,709 of principal and interest into 370,969 common stock shares and 185,486 warrants exercisable for a term of three years at $20.00. In May 2016, the remaining Series A Bonds that had not been previously converted or redeemed, were paid in full.

o

Modification of Series B Bonds: The Restructuring Plan modified the terms of the Series B Bonds conversion price from $15.00 to $12.00 with the intention of providing a meaningful incentive for the Series B Bond holders to convert their principal and interest to common stock by the maturity date of September 15, 2015, rather than redeem for cash. No bondholders elected to convert as of May 31, 2016.

•

Operational and Corporate commitments: The approved Restructuring Plan authorized management to cancel various on-going consulting and employment agreements and incur certain costs associated with this restructuring.

o	Consulting Agreements: The Company cancelled various on-going consulting agreements, improving the Company’s operating cash flow by approximately $486 per year.
o	Employment: The Company severed employment with one executive, increasing the Company’s run rate cash operating cash flow by approximately $624 per year.

Results of Operations

The Company continues to aggressively pursue and acquire staffing companies. To date the Company has six staffing companies in its portfolio.

In fiscal 2016, the Company generated $165.6 million of revenue, of which $44.4 million was generated in the fiscal fourth quarter. The Company believes the acquisitions consummated during fiscal 2015 and 2016 are performing as expected. We believe that we can continue to grow these businesses and that they will allow us to attract further acquisitions in line with our stated strategic plan of achieving $300 million of annualized revenue.

The Company is vigilant in managing its operations and keeping to its “Pathway to Profitability” program, which is monitored on an ongoing basis. This Pathway to Profitability includes overhead control, operational reviews, cash management, adequate capitalization, and our merger & acquisition program. We have invested in our future by building a strong corporate executive team, which allows for stronger financial reporting, compliance and commercial management. This investment has contributed to our losses in the short-term, but we expect this will allow us to grow more quickly and will not require material additions to our management team as we grow, both organically and through acquisition.

The following table sets forth the results of our operations for the years ended May 31, 2016 and 2015 indicated as a percentage of revenue:

	Years Ended May 31,
	2016		2015
Service revenue	$165,552	100%	$128,829	100%
Direct cost of services	136,505	82%	106,281	82%
Gross profit	29,047	18%	22,548	18%
Operating expenses	33,645	20%	30,017	23%
Loss from operations	(4,598)	(3)%	(7,469)	(6)%
Other expenses	(4,870)	(3)%	(10,094)	(8)%
Income tax benefit / (expense)	(17)	(0)%	60	0%
Net Income / (Loss) Income from Discontinued Operations	—	0%	(47)	(0)%
Net loss	$(9,485)	(6)%	$(17,550)	(14)%

Service revenue

For the year ended May 31, 2016, we grew revenue 28.5% to $165,552 as compared to $128,829 for the year ended May 31, 2015. Of that growth, 7.1% is organic, 21.8% is from the acquisitions of Lighthouse and The JM Group, and (0.4%) from foreign currency translation.

Direct cost of services

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the years ended May 31, 2016 and 2015, cost of revenue was $136,505 and $106,281, respectively, or growth of 28.4%, which is in line with the change in revenue.

Gross profit and gross margin

Our gross profit for the years ended May 31, 2016 and 2015 was $29,047 and $22,548, respectively, representing gross margin of 17.5% for both years. While business mix changed during the course of the year with the addition of Lighthouse and The JM Group (at higher and lower margins respectively than the Company’s average), underlying margins were approximately in line with the prior year.

Operating expenses

For the year ended May 31, 2016, operating expenses amounted to $33,645 as compared to $30,017 for the year ended May 31, 2015, an increase of $3,628 or 12.1%. Total operating expenses increased on an absolute basis, mainly resulting from the acquisition of Lighthouse and The JM Group. However, as a percentage of revenue, these amounts were an improvement from 23.3% for the year ended May 31, 2015 to 20.3% for the year ended May 31, 2016.

While cash operating expenses grew on an absolute basis from $23,958 to $28,601 for the years ended May 31, 2015 and 2016, respectively, this represents a significant decline as a percentage of revenue from 18.6% to 17.3% for the same periods, reflecting the success of our Pathway to Profitability initiative. As we continue to grow revenue, and further leverage our existing support functions, we expect operating expenses as a percentage of revenue to continue to trend lower.

For the years ended May 31, 2016 and 2015, operating expenses were comprised of the following:

	Years Ended May 31,
	2016	2015
General and administrative	$5,646	$5,122
Compensation	19,336	16,580
Director and consulting fees – Related parties	531	445
Impairment of intangible assets	—	703
Depreciation and amortization	2,864	2,711
Professional fees	5,268	3,589
Operating Expenses – Restructuring	—	867
Total operating expenses	$33,645	$30,017

In almost all instances, the increase in our operating expenses for the year ended May 31, 2016 as compared to the year ended May 31, 2015 was primarily attributable to the acquisition of Lighthouse and The JM Group, partially offset by the Company’s Pathway to Profitability initiative. In addition, the growth in professional fees resulted from due diligence (legal and accounting) of potential acquisition targets, as well as legal and other professional expenses associated with the Company’s case with NewCSI (see Item 3) and various financing transactions.

Lastly, for the year ended May 31, 2016, the Company recorded no impairment to its intangible assets, compared to $703 for the year ended May, 31, 2015. During the year ended May 31, 2015, the Company impaired the remaining balance of its intangible assets related to the acquisition of CSI totaling $703.

Other Expenses

For the years ended May 31, 2016 and 2015, Other Expenses primarily includes interest and financing expense of $5,343 and $5,866, respectively, other income of $566 and $142, respectively and other restructuring costs totaling $21 and $5,237, respectively. The restructuring charges in fiscal 2016 were residual charges as a result of the Company’s implementation of its Restructuring Plan during fiscal 2015.

Non-GAAP Measures and Key Performance Indicators

To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we may also use non-GAAP financial measures and Key Performance Indicators (“KPIs”) in addition to our GAAP results. We believe non-GAAP financial measures may provide useful information for evaluating our cash operating performance, ability to service debt, compliance with debt covenants and measurement against competitors. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

We present the following non-GAAP financial measure and KPIs in this report:

Revenue and Gross Profit by Service Segment We use this KPI to measure the Company’s mix of Revenue and respective profitability between its two main lines of business due to their differing margins. For clarity, these lines of business are not the Company’s operating segments, as this information is not currently regularly reviewed by the chief operating decision maker to allocate capital and resources. Rather, we use this KPI to benchmark the Company against the industry.

The following table details Revenue and Gross Profit by Sector for the years ended May 31, 2016 and 2015, respectively:

	Years Ended May 31,
	2016		2015
		Mix		Mix
Light Industrial	$90,296	55%	$79,499	62%
Professional	75,256	45%	49,330	38%
Total Service Revenue	$165,552		$128,829

Light Industrial	13,206	45%	10,842	48%
Professional	15,841	55%	11,706	52%
Total Gross Profit	$29,047		$22,548

Light Industrial	14.6%		13.6%
Professional	21.0%		23.7%
Total Gross Margin	17.5%		17.5%

Adjusted EBITDA This measure is defined as net loss attributable to common stock before: interest expense, benefit from (provision for) income taxes; income (loss) from discontinued operations, net of tax; other (income) expense, net, in operating income (loss); amortization and impairment of identifiable intangible assets; impairment of goodwill; depreciation; operational restructuring and other charges; other income (expense), net, below operating income (loss); non-cash expenses associated with stock compensation; and charges the Company considers to be non-recurring in nature such as legal expenses associated with litigation, professional fees associated potential and completed acquisitions. We use this measure because we believe it provides a more meaningful understanding of the profit and cash flow generation of the Company.

The following table provides a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure:

	Years Ended May 31,
	2016	2015
Net loss attributable to common stock	$(9,713)	$(18,071)

Interest expense	2,699	1,646
Provision for (benefit from) income taxes	17	(60)
Depreciation and amortization (1)	5,508	6,931
EBITDA	(1,489)	(9,554)

Acquisition, capital raising and other non-recurring expenses	3,665	2,209
Other non-cash charges	2,180	1,778
Restructuring charges	21	5,237
Impairment of intangibles	—	703
Modification expense	72	—
Dividends - Series A preferred stock	200	50
Other income	(566)	(142)
Net income attributable to non-controlling interest	28	471
Adjusted EBITDA	$4,111	$752

(1) Includes amortization included in other income/(expenses).

Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business.

Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

Adjusted EBITDA for the year ended May 31, 2016 of $4,111, grew over 400% from $752 for the year ended May 31, 2015. This growth is attributable to earnings from the acquisition of Lighthouse and The JM Group, successful execution of our Pathway to Profitability initiative, as well as flow through of revenue arising from organic growth.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of the Company’s efficiency for converting incremental gross profit into Adjusted EBITDA.

The following table details the Company’s Operating Leverage for the years ended May 31, 2016 and 2015, respectively:

	Years Ended May 31,
	2016	2015
Gross Profit - Current Year	$29,047	$22,548
Gross Profit - Prior Year	22,548	7,804
Gross Profit - Growth	$6,499	$14,744

Adjusted EBITDA - Current Year	4,111	752
Adjusted EBITDA - Prior Year	752	(2,673)
Adjusted EBITDA - Growth	$3,359	$3,425

Operating Leverage	51.7%	23.2%

Leverage Ratio Calculated as Total Long Term Debt, gross of any Original Issue Discount, less cash and cash equivalents, divided by Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

The following table details the Company’s Leverage Ratio as of May 31, 2016 and 2015, respectively:

	Years Ended May 31,
	2016	2015
Total Long Term Debt	$11,863	$6,754
Addback: Total Original Issue Discount	1,414	172
Less: Cash and Cash Equivalents	(1,969)	(19)
Net Debt	$11,308	$6,907

Adjusted EBITDA	$4,111	$752

Leverage Ratio	2.8x	9.2x

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we have funded our operations through promissory notes, bonds, convertible notes, private placement offerings and from advances from our majority shareholders/officers/directors. In the year ended May 31, 2016, the Company generated positive operating cash flow totaling $2,094.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirements and for the payment of compensation, benefits and consulting fees. The following trends may occur as the Company continues to execute on its strategy:

•	An increase in working capital requirements to finance targeted acquisitions,
•	Addition of administrative and sales personnel as the business grows,
•	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enter new markets,
•	A continuation of the costs associated with being a public company, and
•	Capital expenditures to add technologies.

As a result of our financings, we believe that we will be able to implement our business plan and pursue the acquisition of a broad spectrum of staffing agencies primarily in the accounting and finance, IT, engineering, administration and light industrial disciplines. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a potential downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. As of May 31, 2016, dilutive common share equivalents totaling 2,695,856 consist of shares issuable upon the conversion of existing convertible notes, convertible Preferred Stock and the exercise of stock options and warrants.

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

As of May 31, 2016, the Company had a working capital deficiency of $16,559, an accumulated deficit of $44,121, for the year ended May 31, 2016 a net loss of $9,485, and, as of the date these financial statements are issued, the Company has approximately $9.3 million associated with long term debt and other amortizing obligations, due in the next 12 months. In addition, subsequent to year end, the Company received an unfavorable ruling in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc., resulting in the Company having to accrue $1,313 as of May 31, 2016. The timing of payment of this loss is awaiting determination by the arbitrator in the matter but is expected to be due within in a few months. The Company’s projected cash flows from operations for the same period are not sufficient to address these obligations in the normal course. As a result, the Company will need to seek additional funding through capital raises to meet some of these short term obligations.

Management’s plan to continue as a going concern includes raising capital through in the form of debt or equity, increased gross profit from organic revenue growth and managing and reducing operating and overhead costs. As of the date of these financial statements are being issued, the Company has received a memorandum of understanding and is in discussions with one investor for capital that would be at least sufficient to meet all of the obligations discussed above. In addition, the Company has the ability to raise additional capital through private investments.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully secure additional sources of financing and increased profitable operations.  Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

However, based upon an evaluation of the Company’s continued growth trajectory, past success in raising capital and meetings its obligations as well as its plans for raising capital discussed above, management believes that the Company is a going concern.

Operating activities

For the year ended May 31, 2016, net cash provided by operations of $2,094 was primarily attributable to the net loss of $9,485 offset by changes in operating assets and liabilities totaling $4,231, which primarily relates to a decrease in accounts receivable of $2,098, a decrease in prepaid expenses of $55, an increase in other assets of $637, an increase in accounts payable and accrued expenses of $2,800, a decrease in other current liabilities of $10, an increase in other long-term liabilities of $388 and a decrease in other of $288, non-cash adjustments of $5,508 of depreciation and amortization, share based compensation totaling $2,151, modification expense of $93, gain on settlement of debt of $566, interest paid in common stock of $113 and write-off of fixed assets of $49.

Cash used in operations of $3,129 in 2015 was primarily attributable to the net loss of $17,550 offset by changes in operating assets and liabilities totaling $306, which primarily relates to an increase in accounts payable and accrued expenses of $2,656, an increase in prepaid expenses of $142, an increase in other assets of $380, an increase in accounts receivable of $1,723, a decrease in other current liabilities of $142, an increase in  other long-term liabilities of $118 and a decrease in other of $81, non-cash adjustments of $6,931 of depreciation and amortization, impairment of intangibles of $703, warrants issued for interest of $2,213, modification expense of $3,093, gain on settlement of debt of $921, gain on conversion of earn-out liability of $486, interest paid in stock of $420, write-off of fixed assets of $46 and share based compensation of $2,058.

Investing activities

For the year ended May 31, 2016, net cash flows used in investing activities was $5,290 and was attributable to the purchase of fixed assets of $205, payments due to earn-out agreements totaling $160, posting of surety bond of $1,405, purchase of variable interest entity of $101 and acquisition of businesses, net of cash acquired of $3,419.

For the year ended May 31, 2015, net cash flows used in investing activities was $2,014 and was attributable to the purchase of fixed assets of $255, payments due to sellers totaling $1,347, payments of $383 made for the earn-out agreement and cash relinquished in sale of subsidiary (Cyber 360) of $29.

Financing activities

For the year ended May 31, 2016, net cash flows provided by financing activities totaled $5,146 and was attributable to proceeds relating to accounts receivable financing of $1,713, proceeds of $4,742 from the issuance of convertible promissory notes, proceeds from private placements of $2,851 and proceeds of $1,990 from the issuance of promissory notes. In addition, the Company paid $896 in third-party financing costs, repaid $664 in convertible notes, repaid promissory notes of $3,115, repaid bonds totaling $1,102 and paid third-party financing costs associated with private placements totaling $302.

For the year ended May 31, 2015, net cash flows provided by financing activities totaled $3,857 and was attributable to proceeds relating to accounts receivable financing of $1,755, proceeds of $404 from the issuance of convertible promissory notes, proceeds of $5,405 from the issuance of promissory notes and proceeds of $2,042 from the issuance of convertible bonds. In addition, the Company paid $1,428 in third-party financing costs, repaid $1,100 in convertible notes, and repaid promissory notes of $3,221.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements for the fiscal year ended May 31, 2016 contained herein.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”. The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is still evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Staffing 360 Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. (the “Company”) as of May 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended May 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staffing 360 Solutions, Inc. at May 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two (2) year period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

New York, NY

August 29, 2016

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	May 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,969	$19
Accounts receivable, net	20,378	18,760
Deferred financing, net - current	644	343
Prepaid expenses and other current assets	1,012	1,023
Total Current Assets	24,003	20,145

Property and equipment, net	880	506
Deferred financing, net - non-current	693	808
Goodwill	14,833	8,400
Intangible assets, net	10,741	10,569
Other assets	3,946	1,904
Total Assets	$55,096	$42,332
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$17,595	$11,282
Current portion of debt	6,741	2,934
Accounts receivable financing	14,729	13,016
Other current liabilities	1,497	317
Total Current Liabilities	40,562	27,549

Long-term debt	5,122	3,820
Other long-term liabilities	1,900	1,461
Total Liabilities	47,584	32,830

Commitments and contingencies	—	—

Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,663,008 designated, $10.00 stated value, 1,663,008 and 1,663,008 shares issued and outstanding as of May 31, 2016 and 2015, respectively	—	—
Series B Preferred Stock, 200,000 designated, $10.00 stated value, 133,000 and 0 shares issued and outstanding as of May 31, 2016 and 2015, respectively	—	—
Series C Preferred Stock, 500,000 designated, $1.00 stated value, 175,439 and 0 shares issued and outstanding as of May 31, 2016 and 2015, respectively	—	—
Common stock, $0.00001 par value, 20,000,000 shares authorized; 6,306,744 and 4,368,924 shares issued and outstanding as of May 31, 2016 and 2015, respectively	—	—
Additional paid in capital	51,474	42,884
Accumulated other comprehensive income (loss)	159	(27)
Accumulated deficit	(44,121)	(34,408)
Total Staffing 360 Solutions, Inc. Equity	7,512	8,449
Non-controlling interest	—	1,053
Total Equity	7,512	9,502
Total Liabilities and Equity	$55,096	$42,332

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

	For the Years Ended May 31
	2016	2015
Revenue	$165,552	$128,829

Cost of revenue, excluding depreciation and amortization stated below	136,505	106,281

Gross Profit	29,047	22,548

Operating Expenses:
Selling, general and administrative expenses, excluding depreciation and amortization stated below	30,781	25,736
Depreciation and amortization	2,864	2,711
Impairment of intangibles	—	703
Operating expenses - restructuring	—	867
Total Operating Expenses	33,645	30,017

Loss From Operations	(4,598)	(7,469)

Other Income / (Expenses):
Interest expense	(2,699)	(1,646)
Amortization of deferred financing	(826)	(647)
Amortization of beneficial conversion feature	(727)	(2,475)
Amortization of debt discount	(1,091)	(1,098)
Other income	566	142
Gain on conversion of earn-out liability - restructuring	—	486
Interest expense - restructuring	—	(2,542)
Gain on settlement of debt - restructuring	—	779
Modification expense	(72)	—
Modification expense - restructuring	(21)	(3,093)
Total Other Expenses	(4,870)	(10,094)

Loss Before Provision For Income Tax	(9,468)	(17,563)

(Provision for) benefit from income taxes	(17)	60

Net Loss From Continued Operations	(9,485)	(17,503)

Net Loss From Discontinued Operations	—	(47)

Net Loss	(9,485)	(17,550)

Net income attributable to non-controlling interest	28	471

Net Loss Before Preferred Share Dividends	(9,513)	(18,021)

Dividends - Series A preferred stock	200	50

Net loss attributable to common stock	$(9,713)	$(18,071)

Basic and Diluted Net Loss per Share:

Continuing Operations	$(1.93)	$(4.57)

Discontinued Operations	$—	$(0.01)

Attributable to Common Stock	$(1.98)	$(4.72)

Weighted Average Shares Outstanding – Basic and Diluted	4,909,809	3,829,164

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

	For the Years Ended May 31,
	2016	2015
Net Loss	$(9,485)	$(17,550)

Other Comprehensive Income
Foreign exchange translation	186	10
Comprehensive Loss Attributable to the Company	$(9,299)	$(17,540)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(All amounts in thousands, except share and par values)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Common Stock		Additional	Accumulated Other	Non-
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid In Capital	Comprehensive Income (Loss)	controlling Interest	Accumulated Deficit	Total Equity
Balance May 31, 2014	—	$—	—	$—	—	$—	3,295,073	$—	$26,410	$(37)	$583	$(16,337)	$10,619
Shares issued for conversion of officers bonuses	1,663,008	—	—	—	—	—	—	—	778	—	—	—	778
Common stock issued to consultants	—	—	—	—	—	—	23,250	—	215	—	—	—	215
Common stock issued pursuant to conversion of convertible notes payable	—	—	—	—	—	—	40,000	—	600	—	—	—	600
Common stock issued pursuant to conversion of accrued interest related to convertible notes payable	—	—	—	—	—	—	791	—	12	—	—	—	12
Shares issued in connection with convertible notes	—	—	—	—	—	—	8,450	—	123	—	—	—	123
Shares issued to board of directors as compensation	—	—	—	—	—	—	30,250	—	284	—	—	—	284
Shares issued to private placement agent	—	—	—	—	—	—	1,651	—	28	—	—	—	28
Shares issued in connection with convertible bonds - Series A	—	—	—	—	—	—	10,600	—	174	—	—	—	174
Shares issued in connection with settlement agreement	—	—	—	—	—	—	27,500	—	256	—	—	—	256
Common stock issued as interest on debt	—	—	—	—	—	—	43,375	—	309	—	—	—	309
Shares issued in connection with convertible bonds - Series B	—	—	—	—	—	—	9,815	—	124	—	—	—	124
Shares issued in connection with extensions of convertible bonds - Series A	—	—	—	—	—	—	9,290	—	94	—	—	—	94
Shares issued in connection with extensions of convertible note	—	—	—	—	—	—	2,604	—	17	—	—	—	17
Shares issued as conversion of accounts payable	—	—	—	—	—	—	23,662	—	216	—	—	—	216
Shares issued as conversion of Initio Promissory Notes - Debt	—	—	—	—	—	—	305,603	—	2,290	—	—	—	2,290
Shares issued as conversion of Initio Promissory Notes - Interest	—	—	—	—	—	—	30,236	—	226	—	—	—	226
Modification expense	—	—	—	—	—	—	—	—	3,093	—	—	—	3,093
Shares issued in connection with convertible bonds - Series A	—	—	—	—	—	—	370,969	—	3,710	—	—	—	3,710
Shares issued for conversion of earnout liability	—	—	—	—	—	—	113,405	—	340	—	—	—	340
Shares issued as a bonus	—	—	—	—	—	—	22,400	—	188	—	—	—	188
Beneficial conversion feature	—	—	—	—	—	—	—	—	846	—	—	—	846
Warrants issued	—	—	—	—	—	—	—	—	2,213	—	—	—	2,213
Options issued	—	—	—	—	—	—	—	—	338	—	—	—	338
Dividends - Preferred Stock - Series A	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	10	—	—	10
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	470	—	470
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,021)	(18,021)
Balance May 31, 2015	1,663,008	—	—	—	—	—	4,368,924	—	42,884	(27)	1,053	(34,408)	9,502

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(All amounts in thousands, except share and par values)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Common Stock		Additional	Accumulated Other	Non-
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid In Capital	Comprehensive Income (Loss)	controlling Interest	Accumulated Deficit	Total Equity
Balance May 31, 2015	1,663,008	$—	—	$—	—	$—	4,368,924	$—	$42,884	$(27)	$1,053	$(34,408)	$9,502

Common stock issued to consultants	—	—	—	—	—	—	81,746	—	349	—	—	—	349
Common stock issued pursuant to issuance of convertible notes payable	—	—	—	—	—	—	125,000	—	507	—	—	—	507
Shares issued to board of directors as compensation	—	—	—	—	—	—	107,000	—	531	—	—	—	531
Shares issued to employees	—	—	—	—	—	—	260,310	—	879	—	—	—	879
Modification expense	—	—	—	—	—	—	—	—	93	—	—	—	93
Shares issued pursuant to acquisition of subsidiary	—	—	—	—	—	—	102,460	—	700	—	—	—	700
Beneficial conversion feature	—	—	—	—	—	—	—	—	1,105	—	—	—	1,105
Fair value of warrants issued	—	—	—	—	—	—	—	—	413	—	—	—	413
Fair value of options issued	—	—	—	—	—	—	—	—	358	—	—	—	358
Shares issued in connection with extensions of convertible bonds - Series A	—	—	—	—	—	—	4,375	—	24	—	—	—	24
Shares issued in connection with extensions of convertible bonds - Series B	—	—	—	—	—	—	2,750	—	12	—	—	—	12
Shares issued to private placement agent in relation to extension of Series B bond offerings	—	—	—	—	—	—	29,731	—	114	—	—	—	114
Shares issued in connection with conversion of accrued bonuses	—	—	—	—	—	—	17,709	—	42	—	—	—	42
Preferred shares issued in connection with convertible notes	—	—	133,000	—	—	—	—	—	315	—	—	—	315
Shares issued in connection with promissory notes	—	—	—	—	—	—	25,000	—	65	—	—	—	65
Common shares issued for private placement	—	—	—	—	—	—	888,705	—	2,090	—	—	—	2,090
Preferred shares issued for private placement	—	—	—	—	175,439	—	—	—	460	—	—	—	460
Dividends - Preferred Stock - Series A	—	—	—	—	—	—	—	—	—	—	—	(200)	(200)
Tender offer	—	—	—	—	—	—	164,477	—	(18)	—	—	—	(18)
Warrant exchange	—	—	—	—	—	—	128,557	—	(430)	—	—	—	(430)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	186	—	—	186
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	28	—	28
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	981	—	(1,081)	—	(100)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,513)	(9,513)
Balance May 31, 2016	1,663,008	$—	133,000	$—	175,439	$—	6,306,744	$—	$51,474	$159	$—	$(44,121)	$7,512

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	For the Years Ended May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,485)	$(17,550)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Net loss from discontinued operations	—	47
Depreciation	232	158
Write off of fixed assets	49	46
Amortization of intangible assets	2,632	2,553
Amortization of deferred finance costs	826	647
Amortization of debt discount and beneficial conversion feature	1,818	3,573
Impairment of intangibles	—	703
Stock based compensation	2,151	2,058
Warrants issued as interest to noteholders	—	2,213
Modification expense	93	3,093
Gain on settlement of debt	(566)	(921)
Gain on conversion of earn-out liability	—	(486)
Interest paid in common stock	113	420
Changes in operating assets and liabilities:
Accounts receivable	2,098	(1,723)
Prepaid expenses and other current assets	55	(142)
Other assets	(637)	(380)
Accounts payable and accrued expenses	2,800	2,618
Accounts payable - Related parties	(175)	38
Other current liabilities	(10)	(142)
Other long-term liabilities	388	118
Other, net	(288)	(81)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - CONTINUING OPERATIONS	2,094	(3,140)
NET CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	—	11
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,094	(3,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(3,419)	—
Acquisition - payments due to seller	—	(1,347)
Payments due for earn-outs	(160)	(383)
Posting of surety bond	(1,405)	—
Cash relinquished in sale of subsidiary	—	(29)
Purchase of variable interest entity	(101)	—
Purchase of fixed assets	(205)	(255)
NET CASH USED IN INVESTING ACTIVITIES	(5,290)	(2,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third-party financing costs	(896)	(1,428)
Proceeds from convertible notes payable	4,742	404
Financing cost associated with repayment of debt	(71)	—
Repayment of convertible notes payable	(664)	(1,100)
Proceeds from promissory notes payable	1,990	5,405
Repayment of promissory notes	(3,115)	(3,221)
Proceeds from accounts receivable financing	850	1,755
Proceeds from overadvance of accounts receivable financing	863	—
Proceeds from private placements	2,851	—
Financing cost associated with private placements	(302)	—
Proceeds from sale of bonds	—	2,042
Repayment of bonds	(1,102)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,146	3,857

NET INCREASE (DECREASE) IN CASH	1,950	(1,286)

Foreign currency translation	—	9

CASH - Beginning of year	19	1,296

CASH - End of year	$1,969	$19

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”), which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012.

The Company effected a one-for-ten reverse stock split on September 17, 2015. Following the reverse split, the Company’s issued and outstanding shares of Common Stock decreased from 45,732,674 to 4,573,360. All share and per share information in these consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Discontinued Operations

On February 27, 2015, the Company entered into a Stock Purchase Agreement to sell Cyber 360, Inc. (“Cyber 360”) to former owners of The Revolution Group with an effective date of January 1, 2015 for an aggregate purchase price of $1.00 (whole dollars) and the settlement of the remaining earn-out obligation under the original purchase agreement. In connection with the sale, all agreements executed in connection with the original acquisition of Cyber 360’s business and all obligations thereunder, except as set forth below, were terminated. As a result of the sale, the Company no longer owns Cyber 360, Inc.

In connection with the sale and in full settlement of the remaining earn-out obligations, the Company issued 113,405 shares of the Company’s common stock with a fair value of $3.00 per share.

In accordance with Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operations”, the results of the discontinued business have been presented as discontinued operations for the fiscal year ended May 31, 2015. The operational results of Cyber 360 are presented in the “Net loss from discontinued operations” line item on the fiscal 2015 Consolidated Statements of Operations.

Revenue, operating loss, and net loss from discontinued operations were as follows:

	For the Years Ended
	May 31,	May 31,
	2016	2015
Revenue	$—	$1,936
Operating loss	$—	$(44)
Net loss from discontinued operations	$—	$(47)

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  As of May 31, 2016, the Company had a working capital deficiency of $16,559, an accumulated deficit of $44,121, for the year ended May 31, 2016 a net loss of $9,485, and, as of the date these financial statements are issued, the Company has approximately $9.3 million associated with long term debt and other amortizing obligations, due in the next 12 months. In addition, subsequent to year end, the Company received an unfavorable ruling in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc., resulting in the Company having to accrue $1,313 as of May 31, 2016. The timing of payment of this loss is awaiting determination by the arbitrator in the matter but is expected to be due within in a few months. The Company’s projected cash flows from operations for the same period are not sufficient to address these obligations in the normal course. As a result, the Company will need to seek additional funding through capital raises to meet some of these short term obligations.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from organic revenue growth and managing and reducing operating and overhead costs. As of the date of these financial statements are being issued, the Company has received a memorandum of understanding and is in discussions with one investor for capital that would be at least sufficient to meet all of the obligations discussed above. In addition, the Company has the ability to raise additional capital through private investments.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully secure additional sources of financing and increased profitable operations.  Management also cannot provide any assurance that unforeseen

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

However, based upon an evaluation of the Company’s continued growth trajectory, past success in raising capital and meetings its obligations as well as its plans for raising capital discussed above, management believes that the Company is a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described below, the Company consolidates PeopleSERVE PRS, Inc. (“PRS”), an entity of which it previously owned 49%, since the Company was deemed to be the primary beneficiary of this entity. All inter-company transactions have been eliminated. On April 29, 2016, the Company acquired the remaining 51% for $101.

Variable Interest Entities

On May 17, 2014, the Company purchased 49% of the issued and outstanding common stock of PRS. At the date of acquisition, we concluded that Staffing 360 is the primary beneficiary of PRS's results as it would have effective control over the operations of PRS, similarly to PeopleSERVE, Inc. (“PSI”), and expected to absorb the majority of PRS’ expected losses and expected residual returns.  Accordingly, the Company consolidated the results of PRS. In April 2016, the Company acquired the remaining 51% for $101. As a result, as of May 31, 2016, PRS is no longer a variable interest entity.

As of May 31, 2015, the total assets and liabilities of PRS are $2,531 and $1,610, respectively.  The total revenue and expenses for the year ended May 31, 2015 are $11,177 and $10,254, respectively.

Non-controlling interest in PRS was recorded in accordance with the provisions of Accounting Standards Codification (“ASC”) 810 “Consolidation”, and reported as a component of equity, separate from the parent company’s equity. As a result of the acquisition of the remaining 51%, PRS, the Company will no longer report non-controlling interest for PRS.

On April 29, 2016, the Company entered into an Agreement whereby it purchased the remaining 51% of ownership of PRS. The purchase was recorded in the consolidated balance sheet as a $981 increase in paid in capital and a $1,082 reduction in non-controlling interest. On the date of the Agreement, the Company paid cash of $101 to the PRS shareholder. Upon payment and as of May 31, 2016, the Company now owns 100% of PRS.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. Significant estimates for the years ended May 31, 2016 and 2015, respectively, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations and testing our long-lived assets for impairment.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Taxes Collected from Customers and Remitted to Governmental Agencies

The Company records taxes on customer transactions due to governmental agencies as a receivable and a liability on the consolidated balance sheets.

Advertising Costs

Costs for advertising are expensed when incurred. Advertising expenses for the Company are not material.

Legal Contingencies and Expenses

From time to time, the Company may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business and relate to contractual and other obligations. The Company assesses its potential contingent and other liabilities by analyzing its claims, disputes and legal and regulatory matters using all available information, and develop its views on estimated losses in consultation with its legal and other advisors. The Company determines whether a loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. If the contingency is not probable or cannot be reasonably estimated, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss may be incurred. Expenses associated with legal contingencies are expensed as incurred.

Restructuring Charges

The Company records a liability for significant costs associated with exit or disposal activities, including lease termination costs, certain employee severance costs associated with formal restructuring plans, facility closings or other similar activities and related asset impairments, when the liability is incurred.

The determination of when the Company accrues for severance and related costs depends on whether the termination benefits are provided under a one-time benefit arrangement or under an ongoing benefit arrangement. Where the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, it recognizes severance costs when they are both probable and estimable. Costs associated with restructuring actions that include one-time severance benefits are only recorded once a liability has been incurred, including when management with the proper level of authority has committed to a restructuring plan and the plan has been communicated to employees. These charges are included in operational restructuring and other charges on the consolidated statements of operations. Other charges include knowledge transfer costs directly related to the restructuring initiatives and are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at May 31, 2016 or 2015.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after all efforts to collect have been exhausted. At May 31, 2016 and 2015, the Company had an allowance for doubtful accounts of $382 and $270, respectively.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

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

The United Kingdom and Canadian domiciled entities file separate tax returns in their respective jurisdictions.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date and equity is translated at historical rate. Results of operations are translated using average exchange rates. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in a separate component of stockholders’ equity (accumulated other comprehensive income), while gains and losses resulting from foreign currency transactions are included in operations.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2016 or 2015, with the exception of its convertible notes payable, promissory notes and bonds payable.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Cash is considered to be highly liquid and easily tradable as of May 31, 2016 and 2015 and therefore classified as Level 1 within our fair value hierarchy.

ASC 825-10-25, “Fair Value Option” expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the estimated useful lives for each category as follows:

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

At the time of retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in Other income/ (expense).

Long-Lived Assets

In accordance with ASC 360 - Property, Plant, and Equipment (“ASC 360”), the Company periodically reviews its long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Original issue discounts (“OID”) under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control and could require net cash settlement, then the contract shall be classified as an asset or a liability.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718, which requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments at both May 31, 2016 and 2015.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no impact on reported results of operations.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The Company is currently evaluating the impact of adopting this guidance.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

In January 2016, the FASB issued ASU 2016-01, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)”. The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue From Contracts With Customers (Topic 606)”. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is still evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have a material impact on the Company’s consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 3 – EARNINGS (LOSS) PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of May 31, 2016 and 2015 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	May 31,
	2016	2015
Convertible bonds - Series A	—	19,376
Convertible bonds - Series B	5,582	83,433
Convertible promissory notes	1,761,380	64,137
Convertible preferred shares	524,630	216,191
Warrants	83,764	1,245,903
Options	320,500	337,500
Total	2,695,856	1,966,540

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	May 31,
	2016	2015
Computer software	$90	$139
Office equipment	33	30
Computer equipment	546	313
Furniture and fixtures	224	185
Leasehold improvements	456	76
Total cost	1,349	743
Accumulated depreciation	(469)	(237)
Total	$880	$506

Depreciation expense for the years ended May 31, 2016 and 2015 was $232 and $158 respectively. In addition, the Company wrote off fixed assets totaling $49 and $46 for the years ended May 31, 2016 and 2015, respectively.

NOTE 5 – OTHER NON-CURRENT ASSETS

The following provides a breakdown of other non-current assets:

	May 31,
	2016	2015
Surety bond	$1,405	$—
Investment in captive insurance entity	2,378	1,799
Other non-current assets	163	105
Total	$3,946	$1,904

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 6 – IDENTIFIABLE INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of:

	May 31, 2016
	Tradenames	Non-Compete	Customer Relationships	Total
Gross balance	$6,289	$2,368	$9,890	$18,547
Accumulated impairment losses	(311)	(142)	(1,084)	(1,537)
Accumulated amortization	(1,241)	(1,345)	(3,683)	(6,269)
Net balance	$4,737	$881	$5,123	$10,741

	May 31, 2015
	Tradenames	Non-Compete	Customer Relationships	Total
Gross balance	$5,892	$2,368	$7,483	$15,743
Accumulated impairment losses	(311)	(142)	(1,084)	(1,537)
Accumulated amortization	(666)	(801)	(2,170)	(3,637)
Net balance	$4,915	$1,425	$4,229	$10,569

The weighted average useful life remaining of identifiable intangible assets remaining is 7.3 years.

Amortization of identifiable intangible assets for the years ended May 31, 2016 and 2015 was $2,632 and $2,553 respectively.

As of May 31, 2016, estimated annual amortization expense for each of the next five fiscal years is as follows:

Year ended May 31,	Amount
2017	$2,728
2018	2,085
2019	629
2020	629
2021	629
Thereafter	4,041
Total	$10,741

NOTE 7 – GOODWILL

The following table provides a roll forward of goodwill:

	May 31,
	2016	2015
Beginning balance, gross	$9,688	$9,607
Accumulated impairment losses	(1,288)	(1,288)
Beginning balance, net	8,400	8,319
Acquisitions	6,433	—
Purchase accounting adjustment	—	81
Ending balance	$14,833	$8,400

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following provides a breakdown of accounts payable and accrued expenses:

	May 31,
	2016	2015
Accounts payable	$5,530	$3,816
Accrued payroll, taxes and bonuses	6,218	4,016
Other accrued expenses	5,847	3,450
Total	$17,595	$11,282

NOTE 9 – ACCOUNTS RECEIVABLE FINANCING

In November 2013 CSI entered into a financing services agreement by which it assigns accounts receivable to fund working capital with Sterling National Bank (“Sterling”). Pursuant to this agreement, Sterling may advance up to 90% of the face value of eligible accounts receivable.  The borrowings carry interest at a rate of 0.025% per day, or 9.0% per annum, from the date of the advance until the date of repayment.  There is no ending date to the agreement, only a closing fee of $500 (whole dollars) upon termination.

In February 2014, Staffing U.K. entered into an agreement with ABN AMRO Commercial Finance PLC (“ABN AMRO”) under which it borrows money against open accounts receivable. Under this agreement, the Borrower may receive advances of up to 90% on temporary placements and 75% on permanent placements of the face value of eligible receivables.  The borrowings carried interest at a rate of 2.50% above the Sterling Libor rate of 3.90%.  The aggregate limit is £1,250, which is cross guaranteed by all of the U.K. subsidiaries and backed by all of the assets of the U.K. entities.

On November 5, 2015, an amendment to the existing agreement with ABN AMRO was entered into, raising the limit on the line from £1.25 million to £3.5 million at a 2.5% interest rate plus the Bank of England base rate of 0.5%. With this new agreement the borrower receives advances of 90% on both temporary and permanent placements of the face value of eligible receivables. Additionally, a two-year term loan was entered into with ABN-AMRO Commercial Finance for £750 to partially fund the acquisition of The JM Group Limited and it bears an interest rate of 3% plus the Bank of England base rate of 0.5%. The new facility and the term loan are cross guaranteed by all of the UK subsidiaries and backed by all of the assets of the UK entities.

Effective November 1, 2012, the Company’s subsidiary, Monroe Staffing Services, LLC (“Monroe”) entered into a $14.0 million line of credit (“Credit and Security Agreement”) with Wells Fargo Bank, NA. The Credit and Security Agreement was subject to certain accounts receivable limitations with interest at one month Libor plus 5.0% on the greater of $5.0 million or the actual loan balance outstanding, and was to expire on October 31, 2015. The Credit and Security Agreement was subject to an annual facility fee, certain covenants and was secured by all of the assets of Monroe.

Effective July 25, 2014, the Company joined with its subsidiaries, Monroe, PSI and PRS, (collectively the “Borrowers”) in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, NA. This Credit Facility increased the line of credit amount from $14.0 million to $15.0 million and modified the covenants to permit, with certain limitations, the transfer of funds amongst the Borrowers. All other terms and conditions remained unchanged. On April 8, 2015, the Company effectively cancelled the Wells Fargo Credit Facility. Associated with this cancellation, the Company paid an early termination fee of $100. The effective rate during the year ended May 31, 2015 was 5.15%. At May 31, 2016 and 2015, the balance outstanding under this Credit Facility was $0.

On April 8, 2015, Monroe and PSI, each a wholly owned subsidiary of Staffing 360 Solutions, Inc., entered into a $22.0 million revolving loan facility with MidCap Funding X Trust (“MidCap”), with the option to increase the amount to up to $47.0 million. On July 13, 2015, in connection with the Company’s acquisition of Lighthouse Placement Services (“Lighthouse”), the $22.0 million revolving loan facility was amended to include Lighthouse and the Company’s existing subsidiary, Faro Recruitment America, Inc., as borrowers. The revolving loan’s term is four years. The interest rate is LIBOR plus 4.0%, with a LIBOR floor of 1.0% per annum. The Company may prepay all or any portion of the balance at any time subject to a prepayment premium of: (i) 2.0% if prepaid in the first year of the loan; and (ii) 1.0% if prepaid thereafter. This loan is secured by a first priority lien in favor of MidCap on all of the Company’s US based assets except for the CSI assets. The Company entered into customary pledge and guaranty agreements to evidence the security interest in favor of MidCap.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

On April 8, 2015, PRS entered into a $3.0 million revolving loan facility with MidCap. At the time, the Company held a 49% equity interest in PRS. The revolving loan’s term is four years. The interest rate is LIBOR plus 4.0%, with a LIBOR floor of 1.0% per annum. The Company may prepay all or any portion of the balance at any time subject to a prepayment premium of: (i) 2.0% if prepaid in the first year of the loan; and (ii) 1.0% if prepaid thereafter. This loan is secured by a first priority lien in favor of MidCap on all of the Company’s US based assets except for the CSI assets. The Company entered into customary pledge and guaranty agreements to evidence the security interest in favor of MidCap.

On July 11, 2016, the Company, PRS and MidCap amended the agreements to join the PRS facility with Monroe and PSI’s facility.

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect their intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of their organizational documents. During the period August 31, 2015 through May 31, 2016, the Company was not in compliance with one or more of the covenants, however, did receive a waiver from MidCap for such covenants during this period. On July 11, 2016, the Company and MidCap amended the agreement and related covenants prospectively.

At May 31, 2016 and 2015, the total outstanding balance of all facilities was $14,729, and $13,016, respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 10 – DEBT

	May 31,
	2016	2015
Bonds:
Bonds - Series A	$—	$175
Bonds - Series B	55	981

Convertible Notes:
12% Convertible Note	—	100
8% Convertible Note - February 5, 2015	—	204
Non-interest bearing convertible note - June 23, 2015	—	—
Non-interest bearing convertible note - January 6, 2016	359	—
8% Convertible Note - July 8, 2015	3,920	—
8% Convertible Note - February 8, 2016	728	—
Lighthouse #1 - Seller Note	2,124	—
Lighthouse #2 - Seller Note	390	—

Promissory Notes:
Sterling National Bank	272	52
The JM Group - Seller Note	—	—
Staffing (UK) - Seller Note	144	199
PeopleServe - Seller Note	789	1,578
Midcap Financial Trust - Term Loan	2,375	2,937
Midcap Financial Trust - Additional Term Loan	1,300	700
ABN AMRO - Term Loan	821	—

Less debt discount	(1,414)	(172)

Total debt	11,863	6,754

Less: Current Portion	(6,741)	(2,934)

Total long-term debt	$5,122	$3,820

From April 21, 2014 through May 27, 2014, the Company raised $950 from two accredited investors through the issuance of five short-term, 12% convertible promissory notes.  The holders of these notes received an aggregate of 19,000 common stock shares.  These notes had varying maturity dates.

During July 2014, the Company amended and restated each of the five aforementioned promissory notes. Other than for $150, which was repaid, the remaining balance of $800 was amended and restated with the same basic terms as the original promissory notes, other than that they became due upon demand. These note holders received either 250 or 500 common stock shares monthly for every $100 loaned. The holders may convert, at their sole election, the principal amount and unpaid interest into common stock shares at $15.00 per share. These notes were paid in full in April 2015.

From May 14, 2014 through May 19, 2014, the Company raised $600 from five accredited investors through the issuance of five short-term 12% convertible promissory notes. These notes were payable upon the earlier of the (i) completion of the Company’s Series A Bond offering, (ii) completion of the Company’s senior debt facility, or (iii) July 12, 2014.  These note holders received an aggregate of 12,000 common stock shares.  These holders were entitled to convert, at their sole election, the principal amount and any unpaid interest into common stock shares at $15.00 per share.  On July 14, 2014, all five of these holders converted principal of $600 into 40,000 common stock shares and accrued interest of $12 into 792 common stock shares.

On May 27, 2014, the Company raised $50 from an accredited investor through the issuance of a short-term 12% convertible promissory note. This note was payable upon the earlier of the (i) completion of the Company’s Series A Bond offering, (ii)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

completion of the Company’s senior debt facility, or (iii) July 12, 2014. The note holder received 1,000 common stock shares.  The note holder was entitled to convert, at his sole election, the principal amount and any unpaid interest into common stock shares at $15.00 per share.  On July 25, 2014, the Company repaid this note.

On June 22, 2014, the Company raised $100 from an accredited investor through the issuance of a short-term 12% convertible promissory note. This note was payable upon the earlier of the (i) completion of the Series A Bond Offering, (ii) completion of the Company’s senior debt facility, or (iii) eight weeks from the original issuance date. The note holder received 2,000 common stock shares. The holder was entitled to convert, at his sole election, the principal amount and any unpaid interest due under the note into common stock shares at $15.00 per share. The Company recorded a debt discount of $29 and a beneficial conversion feature of $64 for the issuance of the 2,000 common stock shares. In August 2014, this note was repaid in full.

Series A Bonds: On July 29, 2014, the Company completed the Series A bond financing. The Company raised an aggregate of $4,059 from 70 accredited investors and issued an aggregate of 40,585 common stock shares. As part of the Series A Bond offering, the placement agent was entitled to: (i) a fee in cash up to an amount equal to 10% of the aggregate gross proceeds, (ii) a non-accountable expense allowance of up to 2% of the aggregate gross proceeds, and (iii) common stock shares equal to 10% of the aggregate number of common stock shares issued. The placement agent was paid $487 and issued 1,210 common stock shares.

Each Bond Purchaser received additional equity consideration of 500 common stock shares for each $50 investment. Accordingly, the Company issued an aggregate of 40,585 common stock shares to the Bond Purchasers and recorded a debt discount of $662 and beneficial conversion of $1,883. Through May 31, 2015, the debt discount and beneficial conversion feature were fully amortized.

On or about September 10, 2014, the Company offered an early conversion incentive to all outstanding Series A Bonds to convert principal and interest on or prior to the maturity date of October 15, 2014. The conversion terms offered a discount from the original terms of $15.00 per common stock share with no warrants to conversion at $10.00 per common stock share and one warrant exercisable until October 15, 2017 at $20.00 per common stock share for every $2.00 of principal and interest converted. The modification of conversion price from $20.00 to $10.00 resulted in the Company recording a modification expense of $1,977. On October 15, 2014, certain bondholders elected to convert a portion of the outstanding Series A Bonds under the conversion terms totaling $3,529 in principal and $181 in accrued interest into 370,969 common stock shares and 185,486 warrants exercisable at $20.00 per common stock share. The additional modification associated with the inclusion of warrants resulted in the Company recording a modification expense of $951.

On October 15, 2014, the Company agreed with the remaining 10 bond holders to extend the maturity date of the outstanding Convertible Bonds, $530 in principal and $27 in accrued interest. In addition, the Company accelerated the remaining interest expense and recorded $24 of interest expense as part of the restructuring. Eight of these bond holders totaling $430 in principal agreed to extend the maturity to April 15, 2015 in exchange for 4,513 common stock shares, valued at $63. The remaining two bond holders totaling $100 in principal and $7 in accrued interest were repaid in full on December 11, 2014.

On May 11, 2015, the Company agreed with three of the remaining 10 bond holders to extend the maturity date of the outstanding Convertible Bonds, $175 in principal and $16 in accrued interest. The three remaining bond holders agreed to extend the maturity to October 15, 2015 in exchange for 7,382 common stock shares, valued at $48. The remaining seven bond holders totaling $255 in principal and $286 in accrued interest were repaid in full in May 2015.

On November 10, 2015, the Company agreed to amend and extend the maturity date of the bonds to April 15, 2016. The three remaining bond holders agreed to extend the maturity to April 15, 2016 in exchange for 4,375 common stock shares, valued at $244.

During the fiscal years ended May 31, 2016 and 2015, the Company recorded $18 and $202 of interest expense. In addition, the Company recorded amortization of debt discount and beneficial conversion feature of $0 and $2,176, respectively. Through May 31, 2015, the debt discount and beneficial conversion feature were fully amortized. Net of the remaining unamortized debt discount of $0, the remaining loan balance is $0. In May 2016, the Series A Bonds were paid in full.

Series B Bonds - From October 3, 2014 through November 24, 2014, the Company completed multiple closings of its best efforts private offering of 12% Series B Convertible Bonds (“Series B Bonds”) with certain accredited investors. Pursuant to purchase agreements, the Company issued Series B Bonds in the aggregate of $982 to 21 accredited investors.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

In addition to the Series B Bonds, each holder received 500 common stock shares (“Equity Consideration”) for each $50 principal amount of Series B Bond investment. Accordingly, the Company issued an aggregate of 9,815 common stock shares to the holders. As a result, the Company recorded a debt discount of $124 and a beneficial conversion of $100.

As part of the Series B Bond offering, the placement agent was entitled to: (i) a fee in cash of $88, 9% of the aggregate gross proceeds raised, plus reimbursement of certain expense, (ii) 589 common stock shares equal to 6% of the Equity Consideration issued, and (iii) a three year warrant, exercisable at $20.00 per share, to purchase 2,945 common stock shares with such exercise price subject to certain adjustments.

On or prior to the Maturity Date, September 30, 2015, the holder must notify the Company whether the repayment will be made in cash or in common stock shares of the Company. At the maturity date, if the Series B Bond will be repaid in common stock shares, then the Series B Bond shall be repaid in common stock shares as follows: (i) in the event the Company’s common stock shares are trading at $26.70 or higher based on a 10-Day VWAP immediately prior to the Maturity Date, then the repayment conversion price shall be set at $20.00 per share, or (ii) in the event the Company’s common stock shares are trading below $26.70 based on a 10-Day Volume Weighted Average Price (“VWAP”), then the repayment conversion price shall be set at a 25% discount to the 10-Day VWAP calculated immediately prior to the Maturity Date, provided however, that in no event will the repayment conversion price be less than $15.00. The holders may elect to convert the Series B Bonds, including all unpaid coupon payments, at any time prior to the Maturity Date into common stock shares at a conversion price of $20.00 per share.

On November 13, 2014, the Series B Bond agreement was amended as follows: (i) in the event the Company’s common stock shares are trading at $26.70 or higher based on a 10-Day VWAP immediately prior to the Maturity Date, then the repayment price shall be set at $20.00 per share, or (ii) in the event the Company’s common stock shares are trading below $26.70 based on a 10-Day VWAP, then the repayment price shall be set at a 25% discount to the 10-Day VWAP calculated immediately prior to the Maturity Date, provided however, that in no event will the repayment conversion price be less than $12.00. The purchasers may elect to convert the Series B Bonds, including all accrued but unpaid coupon payments at any time prior to the Maturity Date into common stock shares at a conversion price of $20.00 per share. As a result of the amendment, the Company recorded a modification expense totaling $154.

Effective October 30, 2015, the Company entered into the following amended agreements:

•

Amendment 1 - Series B Holders owning an aggregate principal amount of $55 in Series B Bonds agreed to extend the Maturity Date of the Series B Bond to March 31, 2016 and decrease the conversion rate and the price of common stock issued as interest payments on the Series B Bonds to $10.00 per share. As consideration for amending the terms of the Series B Bonds, these Series B Holders received 2,500 shares of common stock for each $100 of principal amount of Series B Bond investment. The principal and accrued but unpaid interest will be due on the date of maturity.

•

Amendment 2a - Series B Holders owning an aggregate principal amount of $427 in Series B Bonds agreed to modify the terms of the Series B Bonds to provide that (i) the Company shall make payments on the principal amount of the Series B Bonds in six equal tranches, every month, beginning on December 15, 2015 and (ii) the Company shall pay all accrued interest on the Series B Bonds by December 11, 2015, as calculated through December 15, 2015, at an increased rate of 18% beginning September 30, 2015. The interest rate reverted back to 12% for all interest payments made after December 15, 2015. In addition, the conversion rate and the price of common stock issued as interest payments on the Series B Bonds decreased from $12.00 to $10.00 per share. In May 2016, these bonds were paid in full.

•

Amendment 2b - On December 8, 2015 and December 9, 2015, two Series B Bond Holders owning an aggregate principal amount of $400 in Series B Bonds agreed to modify the terms of the Series B Bonds to provide that (i) the Company shall make payments on the principal amount of the Series B Bonds in six equal tranches, every month, beginning on December 15, 2015, (ii) the Company shall pay all accrued interest on the Series B Bond, as calculated through December 15, 2015, at an increased rate of 18% beginning September 30, 2015. The interest rate reverted back to 12% for all interest payments made after December 15, 2015. In addition, the conversion rate and the price of common stock issued as interest payments on the Series B Bonds decreased from $12.00 to $10.00 per share. In May 2016, these bonds were paid in full.

•

Amendment 3a - Series B Holders owning an aggregate principal amount of $75 in Series B Bonds agreed to extend the Maturity Date until November 6, 2015. These bond holders were paid in full ($75 in principal and $3 in accrued interest) in accordance with the term of the amendment. In May 2016, these bonds were paid in full.

As a result of the change in conversion rate from $12.00 per share to $10.00 per share in Amendments 1, 2a and 2b, the Company recorded a modification expense totaling $72.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

The remaining Series B Holder who did not agree to the amended terms described above was paid in full ($25 in principal and $1 in accrued interest) in accordance with the original terms of the Series B Bonds.

As part of the Series B Bond amendments, the placement agent was entitled to 2% of the aggregate amount extended under amendments 1, 2a and 2b as equity consideration for a total of 17,630 common stock shares valued at $80.

On March 30, 2016, the Series B holders of Amendment 1, further extended the maturity date to September 30, 2016. As consideration for amending the terms of the Series B Bonds, they received 2,750 shares of common stock valued at $5. The principal and accrued but unpaid interest will be due on the date of maturity.

For the years ended May 31, 2016 and 2015, interest expense associated with the Series B Bonds was $96 and $74, respectively. The Company has paid $169 in accrued interest since the inception of the Series B Bonds.  As of May 31, 2016, accrued interest under the Series B Bond is $1 and is included in accounts payable and accrued expenses. In addition, the Company recorded amortization of debt discount and beneficial conversion feature of $70 and $154, respectively. Through May 31, 2015, the debt discount and beneficial conversion feature were fully amortized.

Through May 31, 2016, the Company paid a total of $926 in principal. Net of the unamortized debt discount and beneficial conversion of $0, the remaining loan balance is $55.

12% Convertible Note: On December 10, 2014, the Company issued a 12% promissory note in the amount of $100. On or prior to the maturity date, April 15, 2015, the holder may elect to convert all or part of the principal and accrued interest into common stock shares at $10.00 per share. In addition, for every $1.00 of principal converted, the Company will issue a warrant to purchase one-half of a common stock share at $20.00 per common stock share exercisable for a term of three years. As additional consideration, the Company agreed to issue 1,000 common stock shares upon execution of this agreement. Accordingly, the Company recorded an original issue discount of $5 for the 1,000 common stock shares issued which was fully amortized as of May 31, 2015.

On May 11, 2015, the Company agreed to extend the maturity date of the note, $100 in principal and $11 in accrued interest and agreed to extend the maturity to October 15, 2015 in exchange for 2,787 common stock shares, valued at $18.

On November 10, 2015, the Company agreed to further amend and extend the maturity date of the note to April 15, 2016 and agreed to pay one-sixth of the principal amount on the 15th of every month, beginning on December 15, 2015, until paid in full. The Company also agreed to pay all unpaid and accrued interest through the date of the amended agreement and prepay interest through December 15, 2015. In addition, the holder of the amended note can, at any time, convert any unpaid principal and accrued interest at a conversion rate of $10.00 per share. In addition, for every $1.00 of principal converted, the Company will issue a warrant to purchase one-half of a common stock share at $20.00 per common stock share exercisable for a term of three years. In May 2016, this note was repaid in full.

8% Convertible Note: On February 5, 2015, the Company issued an 8% promissory note in the amount of $204 due on November 5, 2015, with a conversion feature commencing 180 days after the loan issuance date. The loan is convertible at a 39% discount to the average share price on the lowest three trading prices during the ten days prior to conversion. In connection with this note, the Company recorded a $178 discount related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. The Company recorded amortization expense amounting to $36 and $760 for the fiscal years ended May 31, 2016 and 2015, respectively. In July 2015, the Company repaid the note in full prior to it becoming convertible.

On July 24, 2015, the Company paid the note holder $283 as full payment of the debt. The cash payment was applied against the principal balance of $204, accrued interest of $8 and a prepayment fee of $71. In accordance with ASC 470-50-40-2 “Debt Modifications and Extinguishments”, the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt shall be recognized in income as gains and losses. In addition, the reporting entity should derecognize the beneficial conversion feature (“BCF”) by calculating the intrinsic value of the conversion option at the extinguishment date and allocate that amount to additional paid in capital to redeem the BCF. As a result of the early extinguishment, the Company reversed the remaining unamortized portion of the debt discount of $66 and recognized it as a loss. In addition, the Company derecognized the BCF by calculating the intrinsic value of the conversion feature on the date of extinguishment amounting to $170 and allocated to additional

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

paid in capital. The net effect amounted in a gain on early debt extinguishment amounting to $32. During the fiscal year ended May 31, 2016, the Company recorded $2 of interest expense and paid in full all accrued interest related to this loan totaling $8.

Non-interest bearing convertible note - June 23, 2015: On June 23, 2015, the Company issued a non-interest bearing $359 convertible promissory note. The financing has an OID of $54, a term of six months and is convertible into common stock at a price of $11.50 per share. As part of the debt raise, other debt issuance costs amounted to $5 which related to legal fees and $54 related to the OID. This note was paid in full in December 2015.

Non-interest bearing convertible note – January 6, 2016: On January 6, 2016, the Company issued a non-interest bearing $359 convertible promissory note. The financing has an OID of $54, a term of six months and is convertible into common stock at a price of $11.50 per share. As part of the debt raise, other debt issuance costs amounted to $5 which related to legal fees and $54 related to the OID. For the fiscal year ended May 31, 2016, the Company recorded amortization expense related to the OID totaling $44. Net of the remaining unamortized debt discount of $10, the remaining loan balance is $349. On July 8, 2016, the Company paid $59 in the form of an extension fee and extended the term for an additional six months.

8% Convertible Note – July 8, 2015: On July 8, 2015, the Company issued an 8% convertible debenture valued at $3.92 million with a maturity date of April 1, 2017. Principal payments are due as follows: July 1, 2016 - $980, October 2016 - $980, January 1, 2017 - $980 and April 1, 2017 - $980. The financing has an OID of $280, a term of 21 months and is convertible into common stock at a price of $10.00 per share at the lender’s election. In connection with the financing, the Company issued 125,000 shares of common stock and 392,000 warrants exercisable for a term of five years at an initial exercise price of $10.00 (subject to adjustment). As part of the debt raise, other debt issuance costs amounted to $409, $129 of which related to legal and due diligence fees and $280 related to the OID. On December 30, 2015, the Company converted the 392,000 warrants to 100,000 Series B preferred shares. As a result of the conversion of warrants to preferred shares, the Company reduced the debt discount by $855. As a result of the OID, the common shares and preferred shares issued, the Company recorded a debt discount and beneficial conversion expense of $2,820. For the fiscal years ended May 31, 2016 and 2015, the Company recorded amortization expense totaling $1,619 and $0, respectively. Net of the remaining unamortized debt discount of $1,201, the remaining loan balance is $2,719. During the fiscal years ended May 31, 2016 and 2015, the Company incurred $285 and $0 in interest expense, respectively. In April the Company paid $234 in accrued interest. Accrued interest at May 31, 2016 totaled $51.

8% Convertible Note – February 8, 2016: On February 8, 2016, the Company issued an 8% convertible debenture valued at $728 with a maturity date of July 1, 2017. Principal payments are due as follows: January 1, 2017 - $364 and July 1, 2017 - $364. The financing has a 12% OID amounting to $78, a term of 15 months and is convertible into common stock at a price of $10.00 per share at the lender’s election. In connection with the financing, the Company issued 13,000 shares of series B preferred stock. As a result of the OID, the debt issuance costs, and preferred shares issued, the Company recorded a debt discount of $187. For the fiscal years ended May 31, 2016 and 2015, the Company recorded amortization expense totaling $42 and $0, respectively. Net of the remaining unamortized debt discount of $145, the remaining loan balance is $583. As part of the debt raise, other debt issuance costs amounted to $150, $72 of which related to legal fees and commissions and $78 related to the OID. During the fiscal years ended May 31, 2016 and 2015, the Company incurred $18 and $0 in interest expense, respectively. In April the Company paid $9 in accrued interest. Accrued interest at May 31, 2016 totaled $9.

Lighthouse Promissory Notes: On July 8, 2015, the Company acquired Lighthouse. In connection with the acquisition, the Company issued an unsecured promissory note of $2,498 bearing interest at 6% over three years (“Lighthouse Promissory Note #1”), and an unsecured promissory note of $625 bearing interest at 6% over two years (“Lighthouse Promissory Note #2”). The remaining principal payments for Lighthouse Note 1 are due as follows: July 8, 2016 - $125, October 8, 2016 - $125, January 8, 2017 - $125, April 8, 2017 - $125, July 8, 2017 - $125, October 8, 2017 - $375, January 8, 2018 - $375, April 8, 2018 - $375 and July 8, 2018 - $375.  The remaining principal payments for Lighthouse Note 2 are due as follows: July 8, 2016 - $78, October 8, 2016 - $78, January 8, 2017 - $78, April 8, 2017 - $78 and July 8, 2017 - $78. The notes and any unpaid accrued interest are convertible at any time prior to maturity at a conversion price equal to the greater of (i) 80% of the VWAP price as of the date of notice given and (ii) the Company’s common stock price as of the date of notice given. During the fiscal year ended May 31, 2016, the Company paid $609 in principal towards the Lighthouse notes. In addition, the Company incurred $154 in interest expense and made interest payments totaling $133. Accrued interest at May 31, 2016 totaled $21.

Sterling National Bank Promissory Note: On July 24, 2015, the Company, through its wholly owned subsidiary CSI, issued a promissory note to Sterling National Bank in the amount of $350. The note bears interest at 18% per annum and has a maturity date of October 24, 2017. The remaining principal and interest payments are paid monthly at $18 per month through maturity. For the fiscal

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

years ended May 31, 2016 and 2015, the Company’s recorded interest expense totaling $51 and $0, respectively. Through May 31, 2016, the company paid accrued interest totaling $50. As of May 31, 2016 and 2015, accrued and unpaid interest amounted to $1 and $0, respectively. On December 16, 2014, the Company issued a promissory note to Sterling National bank in the amount of $250. The note bears interest at 18% per annum and originally had a maturity date of March 31, 2015 that has subsequently been modified to have no maturity date. Through May 31, 2015, the Company had repaid principal of $198 leaving $52 outstanding.

The JM Group Promissory Note: Pursuant to the acquisition of The JM Group on November 5, 2015, the Company executed and delivered to the sellers a six-month promissory note (“The JM Group Promissory Note”) in the principal amount of £500 ($770). The JM Group Promissory Note bears interest at the rate of 6% per annum. Payments will be made in three monthly installments beginning on the four-month anniversary of the closing date. The monthly installments shall first be applied to accrued interest and then to principal. This note was paid in full in May 2016.

ABN AMRO Term Loan: On November 5, 2015, the Company entered into a two-year term loan agreement with ABN AMRO Bank in the amount of £750 ($1,096) Principal payments will be made in monthly installments of £31. This loan bears interest at 3.0% plus the Bank of England base rate of 0.5%. For the fiscal years ended May 31, 2016 and 2015, the Company’s recorded interest expense totaling $20 and $0, respectively. Through May 31, 2016, the company paid principal and accrued interest totaling $274 and $18, respectively. As of May 31, 2016 and 2015, accrued and unpaid interest amounted to $2 and $0, respectively. In June 2016, the Company borrowed £250. All terms of the original loan remain unchanged.

Midcap Financial Trust – Term Loan: On April 8, 2015, the Company entered in to a four-year Term Loan agreement with Midcap Financial Trust in the amount of $3,000. This loan bears interest at 9.0% plus LIBOR, with a LIBOR floor of 1.0% per annum with principal payments of $62.5 per month. On February 8, 2016 the Company amended the terms of the agreement to modify the principal amortization and the maturity date to September 1, 2018. As a result, principal payments for the Midcap Financial Trust - Term Loan are as follows: March 2016 to June 2016, no principal due; July 2016 to October 2016, $37.5 per month; November 2016 to August 2018 - $100 per month; and $25 due on September 1, 2018.

Through May 31, 2016, the Company repaid principal and accrued interest of $625 and $285, respectively. As of May 31, 2016, the remaining principal balance is $2,375. For the fiscal years ended May 31, 2016 and 2015, interest expense related to the Term Loan amounted to $261 and $44, respectively. As of May 31, 2016, the accrued interest balance of $20 is included in accounts payable and accrued expenses.

Midcap Financial Trust – Additional Term Loan: On April 8, 2015, the Company entered into an additional four-year term loan with Midcap, associated with the accounts receivable financing line of credit, of up to $1,300 bearing interest at 4.0% plus LIBOR, with a LIBOR floor of 1.0% per annum, provided, that the Additional Term Loan shall be limited to an amount equal to 5.0% of each $1,000 of the aggregate net amount of the Eligible Accounts (as such term is defined in the S360 Credit Agreement) minus the amount of any reserves and/or adjustments provided for in the S360 Credit Agreement. The initial borrowing of the Additional Term Loan was $700 and shall be payable in full on April 8, 2019. As of May 31, 2015, the outstanding balance was $700. Subsequently, there were two additional borrowings for $50 each.

On February 8, 2016, the Company amended the terms of the agreement to draw an additional $500 and adjust the interest rate to 9.0% plus LIBOR, with a LIBOR floor of 1%. The maturity date was unchanged. As part of the amendment, the Company issued Midcap 25,000 shares of common stock and recorded a debt discount of $65. For the fiscal years ended May 31, 2016 and 2015, the Company recorded amortization expense totaling $8 and $0, respectively. Net of the remaining unamortized debt discount of $57, the remaining loan balance is $1,243. As of May 31, 2016, the outstanding balance is $1,300.

Scheduled principal payments for the debt after May 31, 2016 are as follows:

Year ended May 31,	Amount
2017	$8,025
2018	3,252
2019	2,000
Total	$13,277

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 11 – STOCKHOLDERS’ EQUITY

On September 17, 2015, the Company effected a one-for-ten reverse stock split. Following the reverse split, the Company’s issued and outstanding shares of Common Stock decreased from 45,732,674 to 4,573,360. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

On March 23, 2016, the Company’s universal shelf registration statement (“Shelf Registration”), originally filed on Form S-3 on January 4, 2016 with the United States Securities and Exchange Commission was declared effective.

On April 4, 2016, the Company, through a public offering under the Shelf Registration, sold 527,000 shares of common stock at $2.85 for a total of $1,502.

In May 2016, the Company, through a public offering under the Shelf Registration, sold 361,705 shares of common stock at $2.35 for a total of $850.

The issuance of 1,937,820 common stock shares during the year ended May 31, 2016 is summarized below:

	Number of		Fair Value at
	Common Stock	Fair Value at	Issuance
Shares issued to/for:	Shares	Issuance	(per share)
Consultants	81,746	$349	$2.59	-	$8.20
Restricted shares issued with issuance of convertible debt	125,000	507	$4.10	-	$4.10
Board and committees members	107,000	531	$2.40	-	$8.00
Employees	260,310	879	$2.40	-	$8.00
Acquisition of subsidiaries	102,460	700	$4.70	-	$8.20
Extension of Series A convertible bonds	4,375	24	$5.48	-	$5.48
Extension of Series B convertible bonds	2,750	12	$3.38	-	$5.00
Private placement agents	29,731	114	$2.82	-	$5.00
Bonuses	17,709	42	$2.40	-	$2.40
Additional consideration with issuance of promissory note	25,000	65	$2.61	-	$2.61
Private placements	888,705	2,090	$2.35	-	$2.85
Tender offer	164,477	(18)	$2.82	-	$2.82
Warrant exchange	128,557	(430)	$1.99	-	$1.99
	1,937,820	4,865

As of May 31, 2016 and 2015, the Company has issued and outstanding 6,306,744 and 4,368,924 common stock shares, respectively.

In June 2016, the Company, through a public offering under the Shelf Registration, sold 210,645 shares of common stock at $2.35 for a total of $495.

Convertible Preferred Shares

Series A Preferred Stock. On May 29, 2015, the Company filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock with the Nevada Secretary of State, whereby the Company designated 1,663,008 shares of Preferred Stock as Series A Preferred Stock, par value $0.00001 per share. The Series A Preferred Stock has a stated value of $10.00 per share and is entitled to a 12% dividend, payable pursuant to Nevada law.

Shares of the Series A Preferred Stock are convertible into shares of Common Stock at the holder’s election at any time prior to December 31, 2018 (the “Redemption Date”), at a conversion rate of one and three tenths (1.3) shares of Common Stock for every 10 shares of Series A Preferred Stock that the Holder elects to convert. Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

do not rank senior to the Series A Preferred Stock, and either in preference to or pari passu with the holders of any other series of Preferred Stock that may be issued in the future that is expressly made senior or pari passu, as the case may be, an amount equal to the Stated Value of the Series A Preferred Stock less any dividends previously paid out on the Series A Preferred Stock.

The holders will be entitled to receive cash dividends at the rate of 12% of the Stated Value per annum, payable monthly in cash, prior to and in preference to any declaration or payment of any dividend on the Common Stock. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not declare, pay or set apart for payment any dividend on any shares of Common Stock, unless at the time of such dividend the Company shall have paid all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock.

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

Up until the Redemption Date, holders may convert their shares into Common Stock at their election. On the Redemption Date, the Company shall redeem all of the shares of Series A Preferred Stock of each Holder, for cash or for shares of Common Stock in the Company’s sole discretion. If the Redemption Purchase Price is paid in shares of Common Stock, the holders shall initially receive one and three tenths (1.3) shares of Common Stock for each $10.00 of the Redemption Purchase Price. If the Redemption Purchase Price is paid in cash, the redemption price paid to each Holder shall be equal to the Stated Value for each share of Series A Preferred Stock, multiplied by the number of shares of Series A Preferred Stock held by such Holder, less the aggregate amount of dividends paid to such Holder through the Redemption Date.

As of May 31, 2016 and 2015, we had issued and outstanding 1,663,008 Series A Preferred Stock shares and accrued dividends totaling $250 and $50, respectively.

Under Nevada law, except as otherwise provided in the articles of incorporation, no distribution (including dividends on, or redemption or repurchases of, shares of capital stock) may be made if, after giving effect to such distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of a liquidation to satisfy the preferential rights of preferred stockholders. As a result, the Company has not paid any dividends associated with the Series A Preferred Stock.

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

At any time, each holder may elect to convert the shares of Series B Preferred Stock held by such holder into shares of common stock. Upon the Series B Conversion, a holder shall receive one share of common stock for every one share of Series B Preferred Stock that the holder elects to convert; provided, however, that (i) to the extent that the holder’s right to receive such amount of common Stock upon conversion of the shares of Series B Preferred Stock would result in the holder holding in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Series B Preferred Stock, then the holder shall not be entitled to convert such shares of Series B Preferred Stock into a number of common stock that exceeds such beneficial ownership limitation, and (ii) notwithstanding any other provision of the Certificate of Designation to the contrary, in no event can conversion of the Series B Preferred Stock pursuant the Certificate of Designation result in the issuance of shares of common stock that would exceed the “Exchange Cap”. The "Exchange Cap" shall be deemed to have been reached if, at any time prior to the shareholders of the Company approving any transaction(s) pursuant to which Series B Preferred

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Stock, any stock or other securities convertible into or exchangeable for common stock and/or common stock are issuable that may be aggregated with such shares of common stock issuable upon conversion of Series B Preferred Stock, the number of shares of common stock issuable under outstanding shares of Series B Preferred Stock and other convertible securities and shares of common stock issued pursuant to such transactions(s) would exceed 19.9% of the shares of common stock outstanding as of the date of the earliest transaction(s).

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

On December 30, 2015, the Company converted 392,000 warrants to 100,000 Series B Preferred Stock. In connection with the February 8, 2016 Note, the Company issued 13,000 shares of Series B Preferred Stock. In April 2016, the Company issued 20,000 shares of Series B Preferred Stock for advisory services rendered.

As of May 31, 2016, we had issued and outstanding 133,000 shares of Series B Preferred Stock.

On July 8, 2016, holders of Series B Preferred Stock elected to convert all 133,000 shares to 133,000 shares of Common Stock.

Series C Preferred Stock. On April 6, 2016, the Company filed a Certificate of Designation of Series C Preferred Shares with the Nevada Secretary of State, whereby the Company designated 500,000 shares as Series C Preferred Shares, par value $0.00001 per share. The Series C Preferred Shares shall have a stated value of $1.00 per share (the “Stated Value”). The Certificate of Designation sets forth the voting powers, designations, preferences, privileges, limitations, restrictions and relative rights applicable to the Series C Preferred Shares. Except as otherwise required by law, the Series C Preferred Shares shall have no voting rights.

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

On April 7, 2016 the Company issued 175,439 shares of Series C Preferred Shares at $2.85 for a total of $500.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

On June 16, 2016, the Company filed an Amendment to the Certificate of Designation for the Series C Preferred Stock, par value $0.00001 per share. The Amendment increased the number of Series C Preferred Stock from 500,000 shares authorized to 2,000,000 shares authorized.

On June 24, 2016, holders of Series C Preferred Stock elected to convert all 175,439 shares to Common Stock.

Series D Preferred Stock. On June 27, 2016, the Company filed a Certificate of Designation of Series D Preferred Stock with the Nevada Secretary of State, whereby the Company designated 5,000 shares as Series D Preferred, par value $0.00001 per share (the “Series D Preferred Stock”). The Series D Preferred Stock shall have a face value of $10,000 (whole dollars) per share (the “Face Value”), original issue discount of 5% (“OID”) and conversion price of $2.50 per share. The Certificate of Designation sets forth the voting powers, designations, preferences, privileges, limitations, restrictions and relative rights applicable to the Series D Preferred Stock. Except as otherwise required by law, the Series D Preferred Stock shall have no voting rights, except: (a) during a period where a dividend (or part of a dividend) is in arrears; (b) on a proposal to reduce the Company's share capital; (c) on a resolution to approve the terms of a buy-back agreement; (d) on a proposal to wind up the Company; (e) on a proposal for the disposal of all or substantially all the Company's property, business and undertaking; and (f) during the winding-up of the entity.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, pari passu with any distribution or payment made to the holders of Preferred Stock and Common Stock by reason of their ownership thereof, the holders of Series D Preferred Stock (each a “Holder”) will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series D Preferred Stock equal to $10,000.00 (whole dollars), plus an amount equal to any accrued but unpaid In-Kind Accrual thereon.

Commencing on the date of the issuance of any such shares of Series D Preferred Stock, each outstanding share of Series D Preferred Stock will accrue a cumulative in-kind payment accrual (“In-Kind Accrual”), at a rate equal to 6.50% per annum, subject to adjustment as provided in this Certificate of Designations, of the Face Value.  In-Kind Accrual will be payable with respect to any shares of Series D Preferred Stock upon any of the following: (a) upon redemption of such shares in accordance with the Certificate of Designation; (b) upon conversion of such shares in accordance with the Certificate of Designation; and (c) when, as and if otherwise declared by the board of directors of the Company.

Each share of Series D Preferred Stock shall be convertible at the option of the Company and Holder thereof, in accordance with the Certificate of Designation, into that number of shares of Common Stock (subject to the limitations set forth in the Certificate of Designation) determined by dividing the Face Value of such share of Series D Preferred Stock by the conversion price for the Series D Preferred Stock, which shall equal $2.50, subject to adjustment in accordance with the Certificate of Designation. Holders may effect conversions by providing the Company with a conversion notice in accordance with form and procedures set forth in the Certificate of Designation.  The shares of common stock underlying the Series D Preferred Stock offered by this prospectus supplement will be fully paid and non-assessable.

The Company may not issue shares of Common Stock to any Holder which, when aggregated with all other shares of Common Stock then deemed beneficially owned by such Holder, would result in such Holder owning more than 4.99% of all Common Stock outstanding immediately after giving effect to such issuance; provided, however, that such Holder may increase such amount to 9.99% upon not less than 61 days’ prior notice to the Company.

On June 24, 2016, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company sold to the purchasers 211 shares of the Company’s Series D Preferred Stock at a face value of $10,000 (whole dollars) per share of Series D Preferred, and Original Issue Discount of 5% and a conversion price into common stock of $2.50 per share, for aggregate proceeds of approximately $2,000 before placement fees and estimated offering expenses. The offering of the Series D Preferred Stock was made under the Company’s Shelf Registration.

Subsequent to May 31, 2016, holders of this series converted 65 shares of Series D Preferred Stock to 670,887 shares of Common Stock.

Warrants

On March 29, 2016, the Company filed a Tender Offer Statement (“Tender Offer”), offering to certain holders of the Company’s outstanding warrants to elect to receive an aggregate of 906,633 shares of the Company’s common stock, by agreeing to receive 20

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

common stock shares in exchange for every 100 warrants tendered by the holders of Warrants.  The Warrants consisted of (i) warrants to purchase an aggregate of 89,729 Shares issued to certain investors in connection with private placement offerings from April and June of 2013, (ii) warrants to purchase an aggregate of 86,362 Shares issued to certain investors in connection with a bridge financing from November and December of 2013, (iii) warrants to purchase an aggregate of 500,000 Shares that were issued to certain investors in connection with the Company’s private placement offerings from January through March of 2014, (iv) warrants to purchase an aggregate of 185,510 Shares that were issued upon the conversion of outstanding Series A Bonds that were issued in July 2014, (v) warrants to purchase 2,945 Shares issued to the placement agent in connection with the offering of Series B Bonds in October and November of 2014, (vi) warrants to purchase 12,000 Shares issued to MidCap Financial Trust in connection with the Company’s accounts receivable credit facility and term loan in April of 2015, (vii) warrants to purchase 30,087 Shares issued to a placement agent in connection with several of the Company’s capital raises across the calendar year 2015.

The Tender Offer expired on April 26, 2016 and as of that date, a total of 822,224 warrants were validly tendered and not withdrawn. Such tendered warrants represented approximately 91% of the warrants included in the Tender Offer. Under the terms of the Tender Offer, the Company accepted all tendered warrants, and issued an aggregate of 164,477 shares of our common stock in exchange.

In the month of May 2016, in separate agreements, various other warrant holders elected to receive an aggregate of 128,557 shares of the Company’s common stock, by agreeing to receive 35 shares of common stock in exchange for every 100 warrants.

Transactions involving the Company’s warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at May 31, 2014	671,180	$19.70
Issued	572,014	15.00
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2015	1,243,194	17.60
Issued	422,087	11.10
Exercised	—	—
Converted to common shares	(1,189,517)	10.49
Converted to preferred shares	(392,000)	10.00
Expired or cancelled	—	—
Outstanding at May 31, 2016	83,764	$19.42

The following table summarizes warrants outstanding as of May 31, 2016:

		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining Contractual	Average	Number	Average
Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$ 10.00 - $ 20.00	83,764	1.24	$19.42	83,764	$19.42

Stock Options

2014 Equity Plan

On January 28, 2014, our Board of Directors adopted the 2014 Equity Plan. This plan has not yet been approved by our stockholders. Under this plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 250,000 shares of common stock has been reserved for issuance under this plan. The plan expires on January 28, 2024.

Our board of directors will administer the plan unless and until the board of directors delegates administration to a committee, consisting of one or more members, that has been appointed by the board of directors, except that once our common stock begins

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

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

2015 Omnibus Incentive Plan

On September 23, 2015, our Board adopted the 2015 Omnibus Incentive Plan. This plan has not been approved by our stockholders. Under this plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2015 Omnibus Incentive Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates.

The Plan provides for an aggregate of 450,000 shares of Common Stock to be available for Awards. The number of shares available for grant pursuant to Awards under the Plan is referred to as the “Available Shares”. If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the Common Stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the Plan.

The Plan will have a term of ten years and no further Awards may be granted under the Plan after that date.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Awards Available for Grant

The Committee may grant Awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. Notwithstanding, the Committee may not grant to any one person in any one calendar year Awards (i) for more than 150,000 Common Shares in the aggregate or (ii) payable in cash in an amount exceeding $600 in the aggregate.

Transferability

Each Award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The Committee, however, may permit Awards (other than Incentive Stock Options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Change in Control

Except to the extent otherwise provided in an Award, in the event of a Change in Control, all outstanding Options and equity awards (other than performance compensation awards) issued under the Plan will become fully vested and performance compensation awards will vest, as determined by the Committee, based on the level of attainment of the specified performance goals. In general, the Committee may, in its discretion, cancel outstanding Awards and pay the value of such Awards to the participants in connection with a Change in Control. The Committee can also provide otherwise in an Award under the Plan.

Through May 31, 2016, the Company had granted 242,500 options to purchase common stock with an exercise price of $20.00 per share and 107,000 options to purchase common stock with an exercise price of $10.00 per share. On December 8, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share. There are 75,000 options with an exercisable term of five years and all others have an exercisable term of ten years.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$10.00 - $20.00
Market price at date of grant:	$3.00 - $19.90
Volatility:	50.57% - 162.52%
Expected dividend rate:	0% - 0%
Expected terms (years):	5 - 10
Risk-free interest rate:	1.45% - 2.77%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

A summary of the activity during the years ended May 31, 2016 and 2015 of the Company’s 2014 Equity Plan and 2015 Omnibus Incentive Plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at May 31, 2014	190,000	$20.00	$—
Granted	147,000	17.20	—
Exercised	—	—	—
Expired or cancelled	—	—	—
Decrease in weighted average exercise price due to modification (1)	—	(4.10)	—
Outstanding at May 31, 2015	337,000	13.10	—
Granted	12,500	10.00	—
Exercised	—	—	—
Expired or cancelled	(27,500)	—	—
Outstanding at February 29, 2016	322,000	$13.20	—

(1)	On December 8, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share.

During the years ended May 31, 2016 and 2015, the Company recorded share-based payment expense of $358 and $338, respectively, in connection with all options outstanding.

The total compensation cost related to options not yet amortized is $736 at May 31, 2016. The Company will recognize this charge over the next 2.9 years.

Long-Term Incentive Plan

In May 2016, the Company’s Board of Directors (“BOD”) approved the 2016 Long-Term Incentive Plan (“2016 LTIP”). This plan has not yet been approved by our stockholders. The 2016 LTIP provides each participant with an award based on the performance of a share of Common Stock through the period ending on and including December 31, 2018 (the “Performance Period’) or, in the event of a change in control, the value per Common Stock share from such transaction. The award will set forth the number of performance units awarded to the participant (the “Performance Units”) and the final award will be determined by multiplying the Performance Units by the vesting rate, as set forth in the table below (the “Vesting Rate”), which is to be determined by the average closing price of a share of Common Stock during the 90 period immediately preceding and including December 31, 2018 (the “2018 Price”):

2018 Price	Vesting Rate
Less than $10.9396	0.00%
Greater than or equal to $10.9396	25.00%
Greater than or equal to $16.4094	41.67%
Greater than or equal to $21.8792	66.67%
Greater than $27.3490	100.00%

The shares of Common Stock under the award will be issued to the participant within 30 days of December 31, 2018 but in no event later than March 15, 2019 (the “Issuance Date”); provided, that Participant has been continuously employed with the Company through the Issuance Date.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Except for shares of Company Stock that may be used for withholding purposes or for fulfilling any personal income tax obligations resulting from the issuance of shares of Common Stock under an award (but only up to an amount necessary to satisfy such personal income tax obligations), upon issuance of shares of Company Stock, a participant must retain such shares for a period of six (6) months from the Issuance Date (the “Stock Retention Period”). If the Company proposes to register any of its Common Stock during the Stock Retention Period, it will provide prompt written notice to the participant of its intention to effect such registration. Within ten days of receiving such written notice, the participant may make a written request that the Company include in the proposed registration all or a portion of the share of Common Stock owned by the participant pursuant to an award. Once the Stock Retention Period has lapsed, such shares of Common Stock will not be subject to any restrictions on transferability, sale or disposition.

The total number of Performance Units available for issuance under the Plan shall not exceed 1.3 million shares. As of May 31, 2016, no Awards had been communicated to employees.

Due to the limited number of days between the grant dates and May 31, 2016, the compensation expense associated with the 2016 LTIP was not material.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Brendan Flood (“Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the board of directors, as well as, Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192 (At May 31, 2016, the foreign currency year-to-date average exchange rate of 1.49476 makes this approximately $287) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index for All Urban Consumers for the Northeast Region as determined by the United States Department of Labor Bureau of Labor Statistics. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood is entitled to Gross Profit Appreciation Participation, which entitles the participants to 10% of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Flood’s participating level is 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. Effective September 18, 2015, the Board appointed Brendan Flood, the Company’s Executive Chairman, to serve as the interim Chief Financial Officer while the Company actively searched for a permanent Chief Financial Officer. Mr. Flood did not receive additional compensation for his role as interim Chief Financial Officer. On January 1, 2016, the Company amended the employment agreement with Mr. Brendan Flood, Chairman. Mr. Flood will receive a salary of £270 (approximately $404), a car allowance of £15 (approximately $22) per annum and a pension contribution of £6 (approximately $9) per annum. All other terms of Mr. Flood’s employment agreement will remain unchanged.

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Matt Briand (“Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company, as well as, Chief Executive Officer of Monroe. Mr. Briand will be paid a salary of $300 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Monroe. Mr. Briand will also be entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain financial milestones. Additionally, Mr. Briand is entitled to Gross Profit Appreciation Participation, which entitles the participants to 10% of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Briand’s participating level is 37.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Briand Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. On January 27, 2015, Mr. Briand was given the additional title of President. On January 1, 2016, the Company amended the employment agreement with Mr. Matt Briand, Chief Executive Officer. Mr. Briand will receive a salary of $350. All other terms of Mr. Briand’s employment agreement will remain unchanged.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

On February 24, 2013, the Company entered into an employment agreement with Darren Minton (“Minton Employment Agreement”), to serve as a Senior Vice President of the Company.   Pursuant to the terms of the Minton Employment Agreement, the Company paid Mr. Minton $48 annually. Mr. Minton was also entitled to receive as additional compensation 2,000 common stock shares. On February 24, 2014, the Company entered into a new employment agreement with Mr. Minton to serve as Executive Vice President of the Company. Pursuant to the terms of the Minton Employment Agreement, the Company agreed to pay Mr. Minton $180 annually. Mr. Minton received an additional grant of 2,000 common stock shares. The employment agreement had a term of 18 months. On January 15, 2016, the Company entered into a new employment agreement with Mr. Darren Minton, Executive Vice President. Pursuant to the terms of the agreement, the Company agreed to pay Mr. Minton $180 annually. The employment agreement has a term of 18 months.

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

Earn-out Liabilities and Stock Value Guarantees

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

Pursuant to the acquisition of CSI, the purchase price includes monthly cash payments to the former owners and shareholders of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100.  At closing, the Company estimated the performance-based compensation would be $2,100. During the fiscal years ended May 31, 2016 and 2015, the Company paid $159 and $280, respectively, towards the earn-out liability. At May 31, 2016 the remaining balance was $1,399 of which $174 is recorded in other current liabilities and $1,225 is recorded in other long-term liabilities.

Pursuant to the acquisition of Lighthouse, the sellers received 62,460 shares of Common Stock. In the event that the VWAP price for the 90 days prior to the anniversary of the acquisition date, is less than $10.00 per share, then the Company shall pay to the sellers an amount equal to $10.00 per share less the VWAP price multiplied by each share.

Pursuant to the acquisition of The JM Group Limited (“The JM Group”), the purchase price includes a cash payment to the shareholders for performance-based compensation of (a) £850 if the gross profit for the 12 month period ending on the anniversary date of the date of completion (the “Anniversary TTM Gross Profit”) is equal to 90% or more of the gross profit for the twelve months ending October 31, 2015 (the “Completion TTM Gross Profit”); or (b) if the Anniversary TTM Gross Profit is less than 90% of the Completion TTM Gross Profit, a sum equal to £850 multiplied by the Anniversary TTM Gross Profit/Completion TTM Gross Profit. The Company recorded the maximum contingent liability amount of £850 ($1,180). At May 31, 2016 the remaining balance was $1,242 and is recorded in other current liabilities.

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

Pursuant to the acquisition of The JM Group, in addition the 20,000 contingent shares discussed above, the sellers received 40,000 shares of Common Stock. In the event that the VWAP price for the 90 days prior to the anniversary of the acquisition date, is less than $10.00 per share, then the Company shall pay to the sellers an amount equal to $10.00 per share less the VWAP price multiplied by each share.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Lease Obligations

The Company is party to multiple lease agreements for office space. The agreements require monthly rental payments through May 2020. Total minimum lease obligation approximate $1,394, $136, $144, $155 and $0 for the years ended May 31, 2017, 2018, 2019, 2020 and beyond, respectively. For the years ended May 31, 2016 and 2015, rent expense amounted to $1,067 and $1,034, respectively.

Legal Proceedings

NewCSI, Inc. vs. Staffing 360 Solutions, Inc.

On May 22, 2014, NewCSI, the former owners of Control Solutions International, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the CSI Stock Purchase Agreement dated August 14, 2013.  NewCSI claims that the Company breached a provision of the CSI Stock Purchase Agreement (“SPA § 2.7”) that required the Company to calculate and pay to NewCSI 50% of certain “Deferred Tax Assets” within 90 days after December 31, 2013.  The Complaint sought payment of the amount allegedly owed under SPA § 2.7 and acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $1,400, less amounts paid to date, and attorneys’ fees.  The Company responded denying the material allegations and interposing numerous affirmative defenses. On October 8, 2014, NewCSI filed a Motion of Summary Judgment (the “Motion”). On March 30, 2015, a Magistrate Judge of the District Court issued a Report and Recommendation that the District Court deny the Motion.  The Recommendation became a final decision on April 13, 2015.

On December 31, 2014, NewCSI filed an amended complaint to which NewCSI added an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100, less amounts paid to date ($1,671 at December 31, 2014), should Staffing 360 or CSI “be unable, or admit in writing its inability, to pay its debts as they mature.”  The Company responded denying the material allegations and interposing numerous affirmative defenses, including that the earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.  The final pretrial conference in this matter was held April 22, 2015.  A jury was selected on May 14, 2015, and the trial was held May 18-20, 2015.  On May 20, 2015, the jury rendered a verdict, finding that Staffing 360 had not complied with SPA § 2.7 and owed $154, but that NewCSI had not proven that Staffing 360 or CSI had become unable to pay debts as they came due.  The Court had held that it was not a question for the jury to decide if damages for breach of SPA § 2.7 should include accelerated earn-out payments.

On June 3, 2015, NewCSI filed a Motion for Entry of Judgment as Matter of Law seeking entry of a judgment in the amount of $154, plus accelerated earn-out payments in the amount of $1,152, plus statutory interest.  NewCSI did not challenge the jury verdict on the ability to pay issue.  Also on June 3, 2015, Staffing 360 filed a Motion for Entry of Judgment as a Matter of Law seeking entry of judgment against NewCSI on the jury’s finding that Staffing 360 had not complied with SPA § 2.7, or, in the alternative, for a reduction of damages to $54 and to hold that NewCSI may not be awarded accelerated earn-out payments as that would result in an illegal penalty.

On October 21, 2015, judgment was entered in this action in favor of NewCSI and against the Company in the amount of $1,307, plus pre-judgment interest, post-judgment interest, and costs.

On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit seeking reversal of the judgment and posted a supersedeas bond to stay the execution of the judgment pending appeal.  On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal.  As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal.  On August 3, 2016, the Company was notified that oral argument for the appeal is tentatively scheduled for the week of October 31, 2016.

We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against NewCSI. Nevertheless, there can be no assurance that the outcome of this litigation, which is now pending before the Fifth Circuit, will be favorable to the Company.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, Staffing 360 initiated an arbitration before JAMS against three officers of Staffing 360, each a former Staffing 360 officer and employee.  In its demand for arbitration and statement of claim, Staffing 360 alleged that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts, which is estimated to be at least $1,313 in the aggregate. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  This amount has already been fully accrued for and expensed on the Company’s balance sheet.  Due to the subsequent notice of this ruling, the accrual for this loss represents the primary difference to the preliminary results reported by the Company in its pre-announcement of earnings on June 23, 2016. The Company is awaiting the respondents’ motion to confirm the award.  The final amount, which will be fixed by the arbitrator following additional submissions, may exceed $1,313.

Other Claims

On February 17, 2016, a previous law firm filed suit in the Supreme Court of the State of New York alleging that the Company owes $759, for legal services rendered. The Company disagreed with the quantity and quality of legal services provided by the firm to the Company. On March 17, 2016, the Company reached a settlement with the law firm in the amount of $505 to be paid in equal installments over 24 months beginning in April 2016.

NOTE 13 – SEGMENTS

The Company’s operating segments, which are consistent with its reportable segments, are organized by geography in accordance with its internal management and reporting structure.

For the years ended May 31, 2016 and 2015, the Company generated revenue in the U.S., the U.K. and Canada as follows:

	For the years Ended May 31,
	2016	2015
United States	$143,460	$120,418
United Kingdom	21,994	133
Canada	98	8,278
Total Revenue	$165,552	$128,829

As of May 31, 2016 and 2015, the Company has assets in the U.S., the U.K. and Canada as follows:

	May 31,
	2016	2015
United States	$45,020	$40,682
United Kingdom	10,067	1,592
Canada	9	58
Total Assets	$55,096	$42,332

NOTE 14 – ACQUISITIONS

In accordance with ASC 805, the Company accounts for acquisitions using the purchase method under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.

On July 8, 2015, the Company purchased 100% of the membership interests in Lighthouse. The aggregate purchase price was $6,133, paid as follows: (i) cash of $2,498; (ii) 62,460 restricted common stock shares valued at $8.20 totaling $512; (iii) three year unsecured promissory note of $2,498 and (iv) two-year unsecured promissory note of $625.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

In connection with the acquisition of Lighthouse, the Company identified and recognized intangible assets of $1,154 representing trade name and customer relationships. The customer relationship asset is being amortized on a straight line basis over its estimated life of 10 years; the trade name is being amortized over 15 years. The fair value allocation for the trade name and customer relationships resulting from the acquisition of Lighthouse was based on a valuation performed by management.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$154
Intangible assets	1,154
Goodwill	4,979
Total	6,287

Current liabilities	154
Net purchase price	$6,133

On November 5, 2015, the Company, through Longbridge Recruitment 360 Limited, a subsidiary of Staffing (UK), completed the acquisition of The JM Group by purchasing 100% of the issued and outstanding equity interests. The aggregate purchase price was $3,517, paid as follows: (i) cash of £750 (approximately $1,155); (ii) 40,000 restricted common stock shares valued at $4.70 totaling $188; (iii) six-month unsecured promissory note of £500 (approximately $770), (iv) performance based compensation in an amount in cash equal to £850 (approximately $1,310) and (v) an aggregate of 20,000 shares of Common Stock valued at $4.70 totaling $94, if the Anniversary Gross Profit (defined) of The JM Group is 100% or more than the Completion Gross Profit (defined). If the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of The JM Group’s Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) 20,000. If the Anniversary Gross Profit is less than 75% of the Completion Gross Profit, no shares are due.

In connection with the acquisition of The JM Group, the Company identified and recognized intangible assets of $1,651 representing trade name and customer relationships. The customer relationship asset is being amortized on a straight line basis over its estimated life of 10 years; the trade name is being amortized over 15 years.  The fair value allocation for the trade name and customer relationships resulting from the acquisition of The JM Group was based on a valuation performed by management.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$4,011
Intangible assets	1,651
Goodwill	1,454
Total	7,116

Current liabilities	3,599
Net purchase price	$3,517

For the year ended May 31, 2016, the aggregate revenue and net income of Lighthouse and JM Group included in the Statement of Operations was $28.1 million and $1.7 million, respectively.

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisition of Lighthouse and The JM Group had occurred as of June 1, 2015 and 2014:

	For the Years May 31,
	2016	2015
Revenues	$176,757	$169,947
Net loss from continuing operations	$(8,449)	$(16,478)
Weighted average number of common stock shares – Basic and diluted	4,933,236	3,839,410
Net loss per share from continuing operations	$(1.71)	$(4.29)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 15 – RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

Board and Committee Members

During the years ended May 31, 2016 and 2015, the Company incurred $30, respectively, in board of director fees to Dimitri Villard. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. During the years ended May 31, 2016 and 2015, the Company incurred $20, respectively to Mr. Villard for his role as Chairman of the Corporate Governance and Nominating Committee. In addition, during the years ended May 31, 2016 and 2015, Mr. Villard received 6,000 common stock shares valued at $29 and 8,500 shares valued at $66, respectively, for his services as a board and committee member. In addition, on October 30, 2015, Mr. Villard received 30,000 shares valued at $150 as a bonus. At May 31, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the years ended May 31, 2016 and 2015, the Company incurred $0 and $48, respectively in board of director fees to Robert Mayer. Additionally, for the years ended May 31, 2016 and 2015, Mr. Mayer received 0 common stock shares and 6,750 shares valued at $59, respectively for his services as a board and committee member. On May 8, 2015, Mr. Mayer submitted his resignation from his position as Director. At May 31, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the years ended May 31, 2016 and 2015, the Company incurred $30, respectively, in board of director fees to Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. During the years ended May 31, 2016 and 2015, the Company incurred $20, respectively to Mr. Grout for his role as Chairman of the Compensation Committee. In addition, during the years ended May 31, 2016 and 2015, Mr. Grout received 6,000 common stock shares valued at $29 and 5,000 common stock shares valued at $47, respectively, for his service as a board and committee member. In addition, on October 30, 2015, Mr. Grout received 30,000 shares valued at $150 as a bonus. At May 31, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the years ended May 31, 2016 and 2015, the Company incurred $30, respectively in board of director fees to Nick Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee. In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. During the years ended May 31, 2016 and 2015, the Company incurred $20, respectively to Mr. Florio for his role as Chairman of the Audit Committee. In addition, for the years ended May 31, 2016 and 2015, Mr. Florio received 5,000 common stock shares valued at $24 and 10,000 common stock shares valued a $111 for his services as a board and committee member. In addition, on October 30, 2015, Mr. Florio received 30,000 shares valued at $150 as a bonus. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. At May 31, 2016, the Company has accrued $8 in accounts payable and accrued expenses – related parties account.

Trilogy Capital Partners Agreement

During the years ended May 31, 2016 and 2015, the Company incurred $0 and $325, respectively in consulting fees to Trilogy Capital Partners, Inc. (“Trilogy”). The Company’s former employee, Vice Chairman, President and Secretary, is the majority owner of Trilogy. Effective December 31, 2014, he voluntarily resigned from his positions with the Company and subsidiaries.  The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of twelve months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300, in equal monthly installments; and (b) issue to Trilogy, 25,000 common stock shares on or before January 30, 2015; and (c) grant to Trilogy 2,500 common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. The Advisory Agreement terminated by its terms on December 31, 2015. The Company did not renew this advisory agreement. At May 31, 2016, the Company has $0 accrued in accounts payable and accrued expenses.

Grandview Capital Partners, Inc.

The Grandview Advisory Agreement requires that the Company pay Grandview $10 per month for a period of 18 months, increasing to $15, per month following the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. On January 3, 2014, the Company and Grandview entered into an amendment to the Grandview Advisory Agreement. Pursuant to the terms of the amendment, Grandview’s compensation was reduced back to $10 per month effective immediately. Additionally, as a result of the amendment, the Grandview Advisory Agreement terminated on September 30, 2014.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Peter Goldstein, the former Chairman of the Board, principal financial officer, treasurer and director of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview Capital Partners, Inc. During the years ended May 31, 2016 and 2015, the Company incurred $0 and $45, respectively, in consulting fees to Grandview Capital Partners, Inc. (“Grandview”). The Company’s former Chairman and Chief Financial Officer, is the majority owner of Grandview. This agreement expired in September 2014. At May 31, 2016, the Company has $0 in accounts payable and accrued expenses.

Staffing 360 Solutions (UK) Promissory Notes

Brendan Flood, the Company’s Executive Chairman, was issued a three year promissory note. Mr. Flood’s portion of the $3,965 aggregate principal amount totaled $2,065. Mr. Flood was paid $379 in principal and $98 in interest since the date of issuance through November 30, 2014. On November 30, 2014, Mr. Flood converted the remaining promissory note principal, $1,721, and interest through maturity of $170, into (i) 189,099 common stock shares, at the rate of $10.00 per share, and (ii) warrants to purchase 208,008 common stock shares at the price of $12.50 per share, exercisable for ten years from the date of conversion. This conversion satisfied his note in full as of November 30, 2014.

Matt Briand, the Company’s Chief Executive Officer and President, was issued a three year promissory note. Mr. Briand’s portion of the $3,965 aggregate principal amount totaled $1,115. Mr. Briand was paid $204 in principal and $53 in interest since the date of issuance of the note through November 30, 2014. On November 30, 2014, Mr. Briand converted the remaining Promissory note principal, $929, and interest through maturity, $92, into (i) 102,123 common stock shares, at the rate of $10.00 per share, and (ii) warrants to purchase 112,336 common stock shares at the price of $12.50 per share, exercisable for ten years from the date of conversion. The conversion was effective as of November 30, 2014 with the common stock shares and warrants being issued on January 2, 2015. This conversion satisfied his note in full as of January 2, 2015.

Short-term promissory notes

In June 2014, the Company issued a promissory note for consideration totaling $100 to Robert Mayer, a former director and shareholder of the Company. The promissory note was non-interest bearing and due on demand. The Company issued 500 shares to Mr. Mayer as additional consideration. This note was paid in full in June, 2014.

In July 2014, the Company issued three promissory notes for an aggregate consideration of $280 to three related parties. The promissory notes were non-interest bearing and due on demand. The first note was issued to Trilogy Capital Partners for consideration totaling $30. The Company’s President, Alfonso J. Cervantes is the majority owner of Trilogy. This note was paid in full in July, 2014. The second note was issued to Jeff Mitchell, the Company’s CFO for consideration totaling $150. The Company issued 1,000 shares to Mr. Mitchell as additional consideration. This note was paid in full in July, 2014. The third note was issued to Robert Mayer, a former director and shareholder of the Company for consideration totaling $100. The Company issued 700 shares to Mr. Mayer as additional consideration. This note was paid in full in July 2014.

In August 2014, the Company issued a 12% interest bearing promissory note in the amount of $150 to Barry Cervantes, a brother of a former employee, Vice Chairman, President and Secretary of the Company, Alfonso J. Cervantes. The promissory note is due upon demand. The Company issued 1,500 common stock shares to Barry Cervantes as additional consideration. This note was paid in full in April 2015.

On September 2, 2014, the Company issued a promissory note in the amount of $125 to a company of which Robert Mayer, a former director and shareholder of the Company, is a Managing Member. The promissory note was due upon demand. The Company issued 750 common stock shares to the note holder as additional consideration. This note was paid in full in April 2015.

On September 15, 2014, the Company issued a promissory note in the amount of $50 to a company of which Robert Mayer, a former director and shareholder of the Company, is a Managing Member. The promissory note was due upon demand. The Company issued 250 common stock shares to the note holder as additional consideration. This note was paid in full in April 2015.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended
	2016	2015
Cash paid for:
Interest	$2,241	$1,000
Income taxes	$55	$152

Non Cash Investing and Financing Activities:
Common stock issued in connection with purchase of subsidiary	$700	$—
Promissory notes issued in connection with acquisitions	$3,817	$—
Conversion of accounts payable to common stock	$—	$216
Conversion of a convertible note payable	$—	$600
Conversion of a convertible bonds	$—	$3,529
Conversion of accrued interest to common stock	$—	$203
Shares issued in connection with bonds	$—	$360
Shares issued to placement agent	$116	$28
Shares issued in connection with convertible promissory notes	$—	$123
Shares issued in connection with promissory notes	$65	$—
Conversion of promissory notes	$—	$2,994

NOTE 17 – INCOME TAXES

The Company accounts for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization is dependent upon future taxable income during the periods in which those temporary differences become deductible or are utilized. All of the Company’s tax returns have been filed through the fiscal year ended May 31, 2015. These returns remain subject to examination by major tax jurisdictions as of May 31, 2016.

The Company has not recorded a deferred tax liability with respect to its investment in certain foreign corporate subsidiaries as an exception to ASC 740, since the underlying earnings of the foreign subsidiaries are indefinitely reinvested in accordance with ASC 740-10-25-3(a)(1).

During previous fiscal years, the Company acquired both CSI and Monroe, both of whose businesses had acquired net operating losses. In addition, the Company has undergone several events which qualify as owner shifts pursuant to IRC section 382 since its own inception. As a consequence of these shifts, the Company has undergone ownership changes which, pursuant to IRC section 382, result in a limitation in the annual utilization of the Company’s net operating loss carryforwards of approximately $496. The annual Section 382 limitation may be increased based on the recognition of unrealized built-in gains during the five years following the most recent ownership change allowing for a greater utilization of the Company’s pre-change losses. The deferred tax asset derived from these tax loss carry-forwards have been included in the consolidated deferred tax asset from net operating losses shown below.

The components of income (loss) before provision for income taxes for the years ended May 31, 2016 and 2015 are as follows:

	Years Ended May 31,
	2016	2015
Domestic	$(9,113)	$(18,078)
Foreign	(355)	515
Income before provision for income taxes	$(9,468)	$(17,563)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

The provision for income taxes consisted of the following:

	Years Ended May 31,
	2016	2015
Current:
Federal	$—	$(206)
State	—	43
Foreign	17	103
Total current tax expense (benefit)	17	(60)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax expense	—	—
Deferred tax asset, net of allowance	$17	$(60)

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to:

	Years Ended May 31,
	2016		2015
Income tax (benefit) provision at Federal statutory rate	$(3,242)	34.0%	$(5,971)	34.0%
State income taxes, net of Federal Benefit	(363)	3.8%	(716)	4.1%
International permanent differences	84	(0.9%)	14	(0.1%)
International tax rate differentials	64	(0.7%)	(87)	0.5%
U.S. Permanent differences	966	(10.1%)	2,606	(14.8%)
Change in valuation allowance	2,508	(26.3%)	4,094	(23.3%)
Tax provision	$17	(0.2%)	$(60)	0.4%

Our deferred tax assets (liabilities) are as follows:

	As of May 31,
	2016	2015
Deferred tax assets
Net operating loss carryforward	$7,731	$7,120
Tax credit, deduction and capital loss carryforward	1,038	1,038
Share-based compensation	366	215
Depreciation	11	1
Accrued expenses and other liabilities	797	355
Total deferred tax assets	9,943	8,729
Less: valuation allowance	(7,310)	(6,069)
Deferred tax assets, net of valuation allowance	2,633	2,660

Deferred tax liabilities:
Depreciation	50	102
Basis differences in acquired intangibles	2,583	2,551
Total deferred tax liabilities	$2,633	$2,653
Deferred tax asset, net of allowance	$—	$7

The company has adapted Accounting Standard Update 2015-17 retrospectively, to all periods presented.  To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

As of May 31, 2016 the Company has a net operating loss (“NOL”) carryforwards of approximately $17,441 in the U.S., $4,194 in the U.K., expiring at various points through the year 2036. The NOL’s may be available to reduce future years’ taxable income.

NOTE 18 – SUBSEQUENT EVENTS

Where applicable, all material subsequent events have been disclosed in their respective footnotes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTNING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective, due to material weaknesses in our control environment and financial reporting process.

Notwithstanding the existence of some material weaknesses, described below, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that

a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
b)

provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

c)

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

As of the date of this Annual Report, the Company intends to remedy the foregoing weaknesses. However, a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s plan for remediating the material weaknesses include the following:

•	Add resources in the form of personnel on an as needed basis;
•	Add additional systems to enhance the controls over financial reporting and limit the manual intervention currently required.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fiscal year ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, address, age and position of our officers and directors are set forth below.

Name and Address	Age	Positions
Brendan Flood	51	Executive Chairman and Director
Matthew Briand	43	Chief Executive Officer, President and Director
David Faiman	43	Chief Financial Officer
Dimitri Villard	73	Director
Jeff Grout	63	Director
Nicholas Florio	52	Director

Brendan Flood, Executive Chairman and Director. Mr. Flood has been the Executive Chairman and a director of the Company since January 7, 2014. Mr. Flood joined the company upon the sale of his business, Initio, where he was the Chairman and Chief Executive Officer, to the Company on January 3, 2014. He acquired Initio as part of a management buy-out, which he led, in January 2010. Prior to Initio, Mr. Flood worked in several staffing companies including Hudson Global Resources Inc. which he brought to the Nasdaq National Market on April 1, 2003, as a spin-off from Monsterworldwide Inc. His experience while at Monsterworldwide included many M&A transactions, operational management in both London and New York, and various senior financial roles. Mr. Flood graduated from Dublin City University in Ireland with a Bachelor of Arts Degree in Accounting and Finance. Mr. Flood's strong financial background and years of experience at major staffing firms like Monsterworldwide and Hudson Global Resources qualifies him to be the Executive Chairman and a director given the Company’s core business in the staffing industry.

Matthew Briand, Chief Executive Officer, President and Director. Mr. Briand has been the Chief Executive Officer and a director of the Company since January 7, 2014, and became President of the Company effective January 1, 2015. Mr. Briand joined the Company as part of the sale of Initio to the Company. Within Initio Mr. Briand was the CEO of Monroe which was the material part of the Initio business. He has been in the staffing industry for 19 years and was appointed as the CEO of Monroe in January 2009. Between 2009 and 2013, he led an organic build of Monroe of approximately 200%. Mr. Briand is a graduate of Plymouth State University in New Hampshire. Mr. Briand's 19 years of extensive staffing industry experience and leadership as CEO of Monroe, the Company’s largest subsidiary, qualifies him to be the Chief Executive Officer and a director given the Company’s staffing industry focus.

David Faiman, Chief Financial Officer. Mr. Faiman has been serving as the Chief Financial Officer since March 1, 2016. Mr. Faiman has over 20 years of finance and accounting experience at both private and public companies, bringing a high degree of knowledge and proficiency to his role as Chief Financial Officer. From 2013 to 2015, Mr. Faiman was Vice President of Financial Planning & Analysis as well as Chief Accounting Officer of Novitex Enterprise Solutions, Inc., a leading provider of solutions in the document outsourcing industry, owned by private equity firm Apollo Global Management, LLC. Prior to Novitex, Mr. Faiman served in various senior financial roles, including acting Chief Financial Officer, during his almost 10-year tenure from 2004 to 2013 at Cengage Learning, Inc. (formerly Thomson Learning of Thomson Reuters). During this time, Mr. Faiman was part of the management team responsible for the coordination of a multi-billion private equity buyout of Cengage Learning by private equity firm Apax Partners LLP. Mr. Faiman began his career at PricewaterhouseCoopers LLP in its Assurance and Business Advisory practice. Mr. Faiman is a Certified Public Accountant and graduated summa cum laude with a Bachelor of Science in Business Administration from the University of Connecticut.

Dimitri Villard, Director. Dimitri Villard has been a director of the Company since July 2012. Mr. Villard was Chairman and Chief Executive Officer of Peer Media Technologies, Inc., a public company Internet technology business, from February 2009 to December 2012. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as Interim Chief Executive officer since March 6, 2008 and as a director since January 2005 until 2012. Mr. Villard has also served as President and a director of Pivotal BioSciences, Inc., a biotechnology company, since September 1998 to present. In addition, since January 1982 to present, he has served as President and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008, Mr. Villard served as Chairman of the Board of Dax Solutions, Inc., an entertainment industry digital asset management venture, and from July 2012 until September 2013, was a member of the board of directors of The Grilled Cheese Truck Company, a public company. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a B.A. from Harvard University and a Master of Science degree from China International Medical University. He is the Chairman of the Company’s Nominations and Corporate Governance Committee and also serves on the Compensation Committee and the Audit Committee. Mr. Villard's experience as an officer and/or director of several public companies, as well as an investment banker, qualifies him to be a director of the Company.

Jeff Grout, Director. Jeff Grout has been a director of the Company since February 2014. He is a successful business speaker, consultant and coach. His clients include Amazon, Deloitte, LinkedIn, British Airways, Barclays, Ernst & Young, Virgin, etc. Listed in the '100 Best Business Speakers in Britain', Jeff Grout is in considerable demand as a motivational business speaker, conference chairman and interviewer. Formerly U.K. Managing Director of Robert Half International, a leading international recruitment consultancy, and Business Manager to Sir Clive Woodward, Head Coach of the England Rugby Team, Mr. Grout is now an independent business consultant specializing in leadership, people management, team building, peak performance, recruitment and retention issues. He has spoken at Henley Business School, Ashridge Management College, Cardiff Business School and the Danish Centre for Leadership. He holds a number of corporate advisory and executive coaching appointments and is also a successful business author. Jeff has written books on leadership, recruitment, career success, the psychology of peak performance and his father's first murder case. His eighth book entitled 'What You Need to Know about Leadership' was published in May 2011. Mr. Grout holds a Bachelor of Science (Economics) Degree from the London School of Economics and Political Science. Mr. Grout brings valuable Operational experience within the Staffing industry having grown the U.K. business of Robert Half International from $1 million to $100 million in sales and from 12 to 365 employees. He also identified and integrated a number of acquisitions of staffing businesses in the U.K. and continental Europe. He is the Chairman of the Company’s Compensation Committee and also serves on the Nominating and Corporate Governance Committee. Mr. Grout's extensive staffing industry experience, including his role as former Managing Director of Robert Half International, qualifies him to be a director of the Company.

Nicholas Florio, Director. Nicholas Florio has been a director of the Company since May 2014. Mr. Florio provides business consulting and financial advice to a variety of closely held private businesses. He is an audit and accounting partner for Citrin Cooperman & Company, LLP and is located in the firm’s New York City office. Mr. Florio has been with Citrin Cooperman & Company, LLP for over 23 years. With over 25 years of experience in the staffing and employment arena, Mr. Florio serves as the Practice Leader of the firm's Employment and Staffing area. Mr. Florio's experience in this area includes providing advice on corporate structuring; design of stock incentive and deferred compensation plans; merger and acquisition due diligence and consulting; among general business and tax advice. He is also a current member of the board of directors of both the New York Staffing Association (“NYSA”) and New Jersey Staffing Association (“NJSA”) and has been the President of the Industry Partner Group of NYSA for over 15 years. Mr. Florio is also a long-standing member of the Citrin Cooperman’s Executive Committee. A graduate of Pace University, Mr. Florio is a member of the New York State Society of Certified Public Accountants (“NYSSCPA”) as well as the American Institute of CPAs (“AICPA”). He is the Chairman of the Company’s Audit Committee and also serves on the Nominating and Corporate Governance Committee. Mr. Florio's acute knowledge of financial and accounting matters, with a particular emphasis in the staffing industry through his role as audit and accounting partner for Citrin Cooperman, qualifies him to be a director of the Company.

Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the board has determined that the following directors are “independent directors” as defined by The Nasdaq Stock Market, Inc. (“Nasdaq”) and SEC rules: Dimitri Villard, Jeff Grout and Nicholas Florio.

Meetings of the Board of Directors

For the fiscal year ended May 31, 2016, the board of directors convened 12 times. Each director attended at least 90% of the total number of meetings of the board of directors. Directors are encouraged, but are not required, to attend our annual meeting of stockholders.

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

Audit Committee. On April 30, 2014, the registrant designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. As of May 31, 2016, the Audit Committee is composed of Messrs. Nicholas Florio (Chairman), Dimitri Villard and Jeff Grout. All members of our audit committee are independent as defined in the rules and regulations of the SEC and Nasdaq, and the board of directors has determined that Mr. Nicholas Florio is the qualified financial expert (see credentials listed above). The Audit Committee formally met two times during the fiscal year ended May 31, 2016. The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

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

Compensation Committee. On April 30, 2014, the Company designated a Compensation Committee. Our Compensation Committee is composed of Messrs. Jeff Grout (Chairman) and Dimitri Villard. Pursuant to its charter, the Compensation Committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the Compensation Committee pursuant to the federal securities laws and the rules and regulations of the SEC and Nasdaq. With regards to the Compensation Committee, the term “independent” refers to a member of the Compensation Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and Nasdaq, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee formally met three times during fiscal year ended May 31, 2016.

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

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee formally met three times during fiscal year ended May 31, 2016. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Dimitri Villard, Staffing 360 Solutions, Inc., 641 Lexington Avenue, Suite 1526, New York, New York 10022.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, the following directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Brendan Flood and Matthew Briand failed to timely file their Form 4 upon the exchange of warrants for common stock.  David Faiman failed to timely file his Form 3 upon becoming an officer and his Form 4 upon the issuance of shares relating to his employment with the Company.  The number of Forms 3, 4 and 5 and the number of transaction that were not filed timely are as follows:  Brendan Flood (1 form, 1 transaction); Matthew Briand (1 form, 1 transaction); David Faiman (2 forms, 1 transaction).

As of May 31, 2016, the Company believes that all historical and current Section 16(a) filings have now been filed with the Securities Exchange Commission.

Code of Ethics

We adopted a code of ethics that applies to our executive officers, directors and employees and our subsidiaries. We posted our code of ethics on our web site at www.staffing360solutions.com and will disclose any amendments to or any waivers from a provision of the code of ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth the compensation paid to our named executive officers at the end of the fiscal years ended May 31, 2016 and 2015. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended May 31, 2016.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brendan Flood	2015	304,608	638,733	—	68,572	—	—	31,182	1,043,095
Executive Chairman (1)	2016	327,947	169,669	149,997	68,572	—	—	145,276	861,461
Matthew Briand	2015	300,000	441,857	—	68,572	—	—	98,886	909,315
Chief Executive Officer (2)	2016	320,833	160,417	149,997	68,572	—	—	143,028	842,847
David Faiman	2015	—	—	—	—	—	—	—	—
Chief Financial Officer (3)	2016	68,750	57,292	15,000	—	—	—	3,554	144,596
Jeff Mitchell	2015	250,000	125,000	—	26,169	—	—	71,947	473,116
Chief Financial Officer (4)	2016	90,721	37,500	—	—	—	—	16,323	144,544

Note - All amounts presented in Item 11 are in whole dollar amounts, not in thousands. All compensation amounts presented in British pounds have been translated using the foreign currency fiscal year-to-date average exchange rate of 1.49476.

1)

Pursuant to the terms of the Flood Employment Agreement dated January 3, 2014, Brendan Flood will be paid a salary of £192,000 ($286,994) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his roles with both Staffing Solutions and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index in U.K. for All Urban Consumers. On January 1, 2016, the Company amended the employment agreement with Mr. Flood. Mr. Flood will receive a salary of £270,000 ($403,585), a car allowance of £15,000 ($22,421) per annum and a pension contribution of £6,000 ($8,969) per annum. All other terms of Mr. Flood’s employment agreement will remain unchanged. Pursuant to the agreement and the amendment, Mr. Flood was paid a salary of $327,947 and $304,608 in 2016 and 2015, respectively. The Company also recorded a bonus totaling $169,669 in 2016 and $638,733 in 2015. In fiscal 2016, Mr. Floods bonus was partially converted into shares valued at $87,500 and the remaining $82,169 was recorded as an accrual. In fiscal 2015, a portion of Mr. Floods bonus was paid in cash totaling $22,133 and $486,429 was converted in full satisfaction of the Gross Profit Appreciation Bonus in his employment contract into 1,039,380 preferred shares. In addition to Mr. Flood’s salary and pursuant to the Company’s 2015 and 2014 Equity Plans, the Company granted Mr. Flood 33,000 and 15,000 options in 2014 and 2015, respectively. 20% of the options granted vest immediately and 20% will vest on an annual basis thereafter. The options are exercisable for a term of ten years from the date of issuance. The fair value of the stock options were estimated at the date of grant using the Black-Scholes options pricing model. The Company used the assumptions as stated in footnote 11 of the May 31, 2016 financial statement to determine the fair value of the options. For the year ended May 31, 2016, 9,600 options vested for a total value of $68,572 and for the year ended May 31, 2015, 9,600 options vested for a total value of $68,572. These values represent the amount recognized by the Company for financial statement reporting purposes in accordance with the recognition and measurement provisions of Share Based Compensation as defined in ASC 718. In fiscal 2015, in the form of other income, Mr. Flood received $22,133 in the form of dividends that have been accrued but not paid associated with the preferred share issuance which took place in March 2015 and $8,139 in the form of life insurance premiums. In fiscal 2016, in the form of other income, Mr. Flood received $125,000 in the form of dividends that have been accrued but not paid associated with the Series A preferred shares, a total of $7,499 in the form of life insurance premiums, $9,130 of car allowance payments and $3,652 in the form of pension contributions.

2)

Pursuant to the terms of the Briand Employment Agreement dated January 3, 2014, Matt Briand will be paid a salary of $300,000 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, car allowance, paid vacation and insurance coverage, for his roles with both Staffing Solutions and Monroe, a division of Staffing (UK). On January 1, 2016, the Company amended the employment agreement with Mr. Briand. Mr. Briand will receive a salary of $350,000. All other terms of Mr. Briand’s employment agreement will remain unchanged. Pursuant to the agreement and amended agreement, Mr. Briand was paid salary of $320,833 and $300,000 in 2016 and 2015, respectively. The Company also recorded a bonus totaling $150,000 in 2016 which has not been paid and $441,857 in 2015 of which $18,709 was paid in cash and $291,857 was converted in full satisfaction of the Gross Profit Appreciation Bonus in his employment contract into 623,628 preferred shares. In addition to Mr. Briand’s salary and pursuant to the Company’s 2015 and 2014 Equity Plans, the Company granted Mr. Briand 33,000 and 15,000 options in 2014 and 2015, respectively. 20% of the options granted vest immediately and 20% will vest on an annual basis thereafter. The options are exercisable for a term of ten years from the date of issuance. The fair value of the stock options were estimated at the date of grant using the Black-Scholes options pricing model. The Company used the assumptions as stated in footnote 11 of the May 31, 2016 financial statement to determine the fair value of the options. For the year ended May 31, 2016, 9,600 options vested for a total value of $68,572 and for the year ended May 31, 2015, 9,600 options vested for a total value of $68,572. These values represent the amount recognized by the Company for financial statement reporting purposes in accordance with the recognition and measurement provisions of Share Based Compensation as defined in ASC 718. In fiscal 2016, in the form of other income, Mr. Briand received $75,000 of dividends that have been accrued but not paid associated with the Series A preferred share issuance which took place in March 2015, $22,546 of car allowance payments, $14,215 of tax gross-up payment for health insurance premiums, $20,867 of disability and life insurance premiums and $10,400 of Company paid 401K plan matching contributions.  In fiscal 2015, in the form of other income, Mr. Briand received $18,709 of dividends that have been accrued but not paid associated with the Series A preferred share issuance which took place in March 2015, $22,546 of car allowance payments, $14,215 of tax gross-up payment for health insurance premiums, $20,867 of disability and life insurance premiums and $10,400 of Company paid 401K plan matching contributions.

3)

On February 5, 2016, the Company entered into a Letter of Employment with Mr. David Faiman that appointed him as the Company’s Chief Financial Officer effective March 1, 2016. Under the Letter of Employment, Mr. Faiman will receive an annual base salary of $275,000. Mr. Faiman will also receive a grant of 50,000 restricted shares of the Company’s common stock, which will vest as follows: (i) 25,000 shares on the first year anniversary, and (ii) 25,000 shares on the second anniversary of Mr. Faiman’s employment. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives each year. His annual bonus target will be 50% of annual base salary. Pursuant to the agreement, Mr. Faiman was paid $68,750 in fiscal 2016. The Company also recorded a bonus accrual of $57,292 in 2016, of which $0 has been paid as of May 31, 2016. In addition, Mr. Faiman received 50,000 shares of restricted common stock in 2016 valued at $2.40 per share for a total value of $120,000. As of May 31, 2016 only $15,000 of the total value of the 50,000 shares vested. In the form of other income, Mr. Faiman received $3,554 of tax gross-up payment for medical insurance premiums.

4)

Pursuant to the terms of the Mitchell Employment Agreement dated March 17, 2014, Jeff R. Mitchell was paid a salary of $250,000 per annum. Pursuant to the agreement, Mr. Mitchell was paid $90,721 and $250,000 in Fiscal 2016 and 2015, respectively. The Company also recorded a bonus accrual of $37,500 and $125,000 in 2016 and 2015, respectively, of which $125,000 and $0 was paid as of May 31, 2016 and 2015, respectively. Pursuant to the Company’s 2014 and 2015 Equity Plans, the Company granted Mr. Mitchell 15,000 and 10,000 options, respectively. 20% of the options granted vested immediately and 20% will vest on an annual basis thereafter. The options are exercisable for a term of ten years from the date of issuance. The fair value of the stock options were estimated at the date of grant using the Black-Scholes options pricing model. The Company used the assumptions as stated in footnote 11 of the May 31, 2016 financial statement to determine the fair value of the options. For the year ended May 31, 2015, 5,000 options vested, for a total value of $26,169. These values represent the amount recognized by the Company for financial statement reporting purposes in accordance with the recognition and measurement provisions of Share Based Compensation as defined in ASC 718. In fiscal 2016, in the form of other income, Mr. Mitchell received $5,923 of tax gross-up payment for health insurance premiums, and $10,400 of Company paid 401K plan matching contributions. In fiscal 2015, in the form of other income, Mr. Mitchell received $5,923 of tax gross-up payment for health insurance premiums, $42,556 tax gross-up payment associated with his relocation costs, $19,237 of Company paid medical insurance and $4,231 of Company paid 401K plan matching contributions.

Employment Agreements

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Brendan Flood (“Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the board of directors, as well as, Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192,000 ($286,994) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index for All Urban Consumers for the Northeast Region as determined by the United States Department of Labor Bureau of Labor Statistics. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood is entitled to Gross Profit Appreciation Participation, which entitles the participants to 10% of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level is 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. Effective September 18, 2015, the Board appointed Brendan Flood, the Company’s Executive Chairman, to serve as the interim Chief Financial Officer while the Company actively searched for a permanent Chief

Financial Officer. Mr. Flood did not receive additional compensation for his role as interim Chief Financial Officer. On January 1, 2016, the Company amended the employment agreement with Mr. Brendan Flood, Chairman. Mr. Flood will receive a salary of £270,000 ($403,585), a car allowance of £15,000 ($22,421) per annum and a pension contribution of £6,000 ($8,969) per annum. All other terms of Mr. Flood’s employment agreement will remain unchanged.

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Matt Briand (“Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company, as well as, Chief Executive Officer of Monroe. Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both Staffing 360 Solutions, Inc. and Monroe. Mr. Briand will also be entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain financial milestones. Additionally, Mr. Briand is entitled to Gross Profit Appreciation Participation, which entitles the participants to 10% of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Briand’s participating level is 37.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Briand Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. On January 27, 2015, Mr. Briand was given the additional title of President. On January 1, 2016, the Company amended the employment agreement with Mr. Matt Briand, Chief Executive Officer. Mr. Briand will receive a salary of $350,000. All other terms of Mr. Briand’s employment agreement will remain unchanged.

On February 5, 2016, the Company entered into an employment agreement with David Faiman (“Faiman Employment Agreement”).  Pursuant to the Faiman Employment Agreement, Mr. Mitchell was appointed as Chief Financial Officer effective March 1, 2016 and will receive a base salary of $275,000 per annum. Mr. Faiman will also receive a grant of 50,000 restricted shares of the Company’s common stock, which will vest as follows: (i) 25,000 shares on the first year anniversary, and (ii) 25,000 shares on the second anniversary of Mr. Faiman’s employment. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives each year. His annual bonus target will be 50% of annual base salary.

On March 17, 2014, the Company entered into an employment agreement with Jeff R. Mitchell (“Mitchell Employment Agreement”). Pursuant to the Mitchell Employment Agreement, Mr. Mitchell will serve as Executive Vice President and Chief Financial Officer. Mr. Mitchell will receive an annual base salary $250,000, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his role with Staffing 360 Solutions, Inc. Mr. Mitchell will also be entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain milestones. Mr. Mitchell will also receive a grant of 12,500 common stock shares, issuable as follows: (i) 5,000 common stock shares on June 1, 2014, and (ii) 2,500 common stock shares on each one (1) year anniversary thereafter. In addition, Mr. Mitchell is entitled to 15,000 stock options to purchase common stock to be issued under the Company’s Stock Option Plan, which such stock options shall vest as follows: (i) 3,000 on March 17, 2014, and (ii) 3,000 on each one year anniversary thereafter. The initial vesting of stock options have an exercise price of $20.00 per share (all options thereafter will have an exercise price of $10.00 per share), and are exercisable for a period of 10 years from the date of grant. The Mitchell Employment Agreement has a term of three years. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. On September 9, 2015, Mr. Mitchell submitted his resignation from his position as the Chief Financial Officer of the Company and all officer and director positions held in any subsidiary of the Company, effective on September 18, 2015.  Mr. Mitchell’s resignation was voluntary and not a result of any disagreement with the Company or its executive officers on any matter relating to the Company’s operations, policies or practices.

Outstanding Equity Awards at May 31, 2016

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brendan Flood (1)	3,000	—	12,000	10.00	03/01/2024	—	—	—	—
Brendan Flood (2)	19,800	—	13,200	13.33	01/27/2019	—	—	—	—
Matt Briand (1)	3,000	—	12,000	10.00	03/01/2024	—	—	—	—
Matt Briand (2)	19,800	—	13,200	13.33	01/27/2019	—	—	—	—
David Faiman (3)	—	—	—	N/A	N/A	50,000	105,000	—	—

Note - All amounts presented in Item 11 are in whole dollar amounts not in thousands.

(1)	These options were issued pursuant to the 2015 Omnibus Incentive Plan and are exercisable for a period of 10 years
(2)	These options were issued pursuant to the 2014 Equity Plan and are exercisable for a period of five years
(3)

Pursuant to the Faiman Employment Agreement, Mr. Faiman received a grant of 50,000 restricted shares of the Company’s common stock, which will vest as follows: (i) 25,000 shares on the first year anniversary, and (ii) 25,000 shares on the second anniversary of Mr. Faiman’s employment.

Compensation of Directors

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Dimitri Villard (2)	2016	$50,000	$178,646	$1,438	—	—	—	$230,084
Jeff Grout (3)	2016	$50,000	$178,646	$1,438	—	—	—	$230,084
Nicholas Florio (4)	2016	$50,000	$173,871	$1,438	—	—	—	$225,309

Note - All amounts presented in Item 11 are in whole dollar amounts not in thousands.

(1)

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718 which requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. A nonemployee who sits on the board of directors and is compensated by the Company solely for the individual’s role as a director will be treated as an employee under ASC 718.

(2)

Dimitri Villard. As a member of our board of directors Mr. Villard receives an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Villard receives 250 shares of restricted common stock per month.  In May, 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. For his service as Chairman of the Corporate Governance and Nominating Committee, Mr. Villard receives an annual payment of $20,000, payable $1,667 per month. In addition, Mr. Villard receives 83 shares of restricted common stock per month (1,000 shares annually). In addition, in May 2014, Mr. Villard was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Villard receives 83 shares of restricted common stock per month (1,000 shares annually) for each committee. For fiscal 2016, for his services as a board member and member of three committees, Mr.

Villard was paid cash totaling $50,000 and received 6,000 shares valued at $28,649. In October 2015, Mr. Villard also received a one-time grant of 30,000 shares valued at $149,997 in relation to the Company’s uplisting to Nasdaq. In addition to Mr. Villards compensation and pursuant to the Company’s 2015 Equity Plan, the Company granted Mr. Villard 25,000 options in 2015. 20% of the options granted vest immediately and 20% will vest on an annual basis thereafter. The options are exercisable for a term of 10 years from the date of issuance. The fair value of the stock options were estimated at the date of grant using the Black-Scholes options pricing model. The Company used the assumptions as stated in footnote 11 of the May 31, 2016 financial statements to determine the fair value of the options. For the year ended May 31, 2016, 5,000 options vested for a total value of $1,438.

(3)

Jeff Grout. As a member of our board of directors, Mr. Grout receives an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Grout receives 250 shares of restricted common stock per month. In February, 2014, Mr. Grout was named the Chairman of the Compensation Committee. For his service as Chairman of the Compensation Committee, Mr. Grout receives an annual payment of $20,000, payable $1,667 per month. Mr. Grout also receives 83 shares of restricted common stock per month (1,000 shares annually). Mr. Grout was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Grout receives 83 shares of restricted common stock per month (1,000 shares annually). In June 2015, Mr. Grout was also named as a member of the Audit Committee. For his service as a member of the Audit Committee, Mr. Grout receives 83 shares of restricted common stock per month (1,000 shares annually). For fiscal 2016, for his services as a board member and member of three committees, Mr. Grout was paid cash totaling $50,000 and received 6,000 shares valued at $28,649. In October 2015, Mr. Grout received a one-time grant of 30,000 shares valued at $149,997 in relation to the Company’s uplisting to Nasdaq. In addition to Mr. Grouts compensation and pursuant to the Company’s 2015 Equity Plan, the Company granted Mr. Grout 25,000 options in 2015. 20% of the options granted vest immediately and 20% will vest on an annual basis thereafter. The options are exercisable for a term of 10 years from the date of issuance. The fair value of the stock options were estimated at the date of grant using the Black-Scholes options pricing model. The Company used the assumptions as stated in footnote 11 of the May 31, 2016 financial statements to determine the fair value of the options. For the year ended May 31, 2016, 5,000 options vested for a total value of $1,438.

(4)

Nicholas Florio. As a member of our board of directors, Mr. Florio receives an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the board of directors, Mr. Florio receives 250 shares of restricted common stock per month. In May, 2014, Mr. Florio was named the Chairman of the Audit Committee. For his service as Chairman of the Audit Committee, Mr. Florio receives an annual payment of $20,000, payable $1,667 per month. Mr. Florio also receives 83 shares of restricted common stock per month (1,000 shares annually). Mr. Florio was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Florio receives 83 shares of restricted common stock per month (1,000 shares annually). For fiscal 2016, for his services as a board member and member of three committees, Mr. Florio was paid cash totaling $50,000 and received 5,000 shares valued at $23,874. In October 2015, Mr. Florio received a one-time grant of 30,000 shares valued at $149,997 in relation to the Company’s uplisting to Nasdaq. In addition to Mr. Florio’s compensation and pursuant to the Company’s 2015 Equity Plan, the Company granted Mr. Florio 25,000 options in 2015. 20% of the options granted vest immediately and 20% will vest on an annual basis thereafter. The options are exercisable for a term of 10 years from the date of issuance. The fair value of the stock options were estimated at the date of grant using the Black-Scholes options pricing model. The Company used the assumptions as stated in footnote 11 of the May 31, 2016 financial statements to determine the fair value of the options. For the year ended May 31, 2016, 5,000 options vested for a total value of $1,438.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 29, 2016 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 7,468,501 shares of common stock outstanding on August 29, 2016. Percentage ownership of Series A Preferred Stock is based on 1,663,008 shares of Series A Preferred Stock outstanding as of August 29, 2016.

Name of Beneficial Owner (1), (2)	Common Stock Beneficially Owned (2)	Percent of Common Stock	Series A Preferred Stock Beneficially Owned (2)	Percent of Series A Preferred Stock
Brendan Flood (3)	526,089	7.04%	1,039,380	62.50%
Matthew Briand	264,161	3.54%	623,628	37.50%
David Faiman	50,000	0.67%	—	—
Dimitri Villard (4)	41,250	0.55%	—	—
Jeff Grout (3)	44,167	0.59%	—	—
Nicholas Florio (5)	46,471	0.62%	—	—
GTD Financial (6) 301 East Virginia Avenue #3300 Phoenix, AZ 85004	550,914	7.38%	—	—
Directors and officers as a group (6 persons)	972,138	13.02%	1,663,008	100.0%

(1)	With the exception of Brendan Flood, Executive Chairman, and Jeff Grout, Director, the address of each person is 641 Lexington Avenue, Suite 1526, New York, New York 10022.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Mr. Flood and Mr. Grout’s address is 3A London Wall Buildings, London Wall, London, EC2M 5SY, United Kingdom.
(4)	6,750 shares are held personally by Mr. Villard and 34,500 shares are held through Byzantine Productions, Inc.
(5)	Shares are held by Citrin Cooperman & Company LLP. Mr. Florio is a partner at Citrin Cooperman & Company LLP.
(6)	GTD Financial is an Arizona-based limited liability company that invested $2 million in the Company’s March 2014 PIPE and $500,000 in the Company’s Series A Convertible Bonds.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of May 31, 2016 about the common stock that may be issued upon the exercise of outstanding options, warrants and rights under the Company’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercising outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (1)	320,500	$10.09	30,500

(1)	At May 31, 2016, the Company had two Equity Compensation Plans which are described below.

2014 Equity Plan

On January 28, 2014, our Board adopted the 2014 Equity Plan. This plan has not been approved by our stockholders. Under this plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Equity Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 250,000 shares of common stock has been reserved for issuance under this plan. The plan expires on January 28, 2024. At May 31, 2016, the Company had issued 227,500 options to purchase shares of common stock and had 23,500 unissued securities remaining under this plan.

The authority to administer the 2014 Equity Plan currently resides with the Compensation Committee (the “Committee”). They have the power to determine which persons eligible under the plan will be granted option awards.

Transferability

Option awards are not transferable other than by will or by the laws of descent and distribution unless otherwise provided in the individual option agreement.

Change of Control Event

In the event of a change in control, then, without the consent or action required of any holder of an option award (in such holder’s capacity as such):

(i) Any surviving corporation or acquiring corporation or any parent or affiliate thereof, as determined by the board of directors in its discretion, will assume or continue any option awards outstanding under the plan in all or in part or shall substitute to similar stock awards in all or in part; or

(ii) In the event any surviving corporation or acquiring corporation does not assume or continue any option awards or substitute to similar stock awards, for those outstanding under the plan, then: (a) all unvested option awards will expire (b) vested options will terminate if not exercised at or prior to such change in control; or

(iii) Upon change in control, the board of directors may, in its sole discretion, accelerate the vesting, partially or in full, in the sole discretion of the board of directors and on a case-by-case basis of one or more option awards as the board of directors may determine to be appropriate prior to such events.

Notwithstanding the above, in case of change in control, in the event all or substantially all of the shares of common stock of the company are to be exchanged for securities of another company, then each holder of an option award shall be obliged to sell or exchange, as the case may be, any shares such holder holds or purchased under the plan, in accordance with the instructions issued by the board of directors, whose determination shall be final.

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

2015 Omnibus Incentive Plan

On September 23, 2015, our board of directors adopted the 2015 Omnibus Incentive Plan (the “Plan”). This plan has not been approved by our stockholders. Under this plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2015 Omnibus Incentive Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates.

The Plan provides for an aggregate of 450,000 shares of common stock to be available for awards. The number of shares available for grant pursuant to awards under the Plan is referred to as the “Available Shares”. If an award is forfeited, canceled, or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. However, shares that are used to pay the exercise price of an option or that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the Plan.

The Plan will have a term of ten years and no further awards may be granted under the Plan after that date. At May 31, 2016, the Company had issued 93,000 options to purchase shares of common stock and had 7,000 unissued securities remaining under this plan.

Awards Available for Grant

The Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. Notwithstanding, the Committee may not grant to any one person in any one calendar year awards (i) for more than 150,000 common shares in the aggregate or (ii) payable in cash in an amount exceeding $600 in the aggregate.

Transferability

Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The Committee, however, may permit awards (other than Incentive Stock Options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Change in Control

Except to the extent otherwise provided in an award, in the event of a change in control, all outstanding options and equity awards (other than performance compensation awards) issued under the Plan will become fully vested and performance compensation awards will vest, as determined by the Committee, based on the level of attainment of the specified performance goals. In general, the Committee may, in its discretion, cancel outstanding awards and pay the value of such awards to the participants in connection with a change in control. The Committee can also provide otherwise in an award under the Plan.

Long-Term Incentive Plan

In May 2016, the Company’s board of directors approved the 2016 Long-Term Incentive Plan (“2016 LTIP”). This plan has not yet been approved by our stockholders. The 2016 LTIP provides each participant with an award based on the performance of a share of common stock through the period ending on and including December 31, 2018 (the “Performance Period’) or, in the event of a change in control, the value per common stock share from such transaction. The award will set forth the number of performance units awarded to the participant (the “Performance Units”) and the final award will be determined by multiplying the Performance Units by the vesting rate, as set forth in the table below (the “Vesting Rate”), which is to be determined by the average closing price of a share of common stock during the 90 period immediately preceding and including December 31, 2018 (the “2018 Price”):

2018 Price	Vesting Rate
Less than $10.9396	0.00%

Greater than or equal to $10.9396	25.00%
Greater than or equal to $16.4094	41.67%
Greater than or equal to $21.8792	66.67%
Greater than $27.3490	100.00%

The shares of common stock under the award will be issued to the participant within 30 days of December 31, 2018 but in no event later than March 15, 2019 (the “Issuance Date”); provided, that participant has been continuously employed with the Company through the Issuance Date.

Except for shares of Company stock that may be used for withholding purposes or for fulfilling any personal income tax obligations resulting from the issuance of shares of common stock under an award (but only up to an amount necessary to satisfy such personal income tax obligations), upon issuance of shares of Company stock, a participant must retain such shares for a period of six months from the Issuance Date (the “Stock Retention Period”). If the Company proposes to register any of its common stock during the Stock Retention Period, it will provide prompt written notice to the participant of its intention to effect such registration. Within ten days of receiving such written notice, the participant may make a written request that the Company include in the proposed registration all or a portion of the share of common stock owned by the participant pursuant to an award. Once the Stock Retention Period has lapsed, such shares of common stock will not be subject to any restrictions on transferability, sale or disposition.

The total number of Performance Units available for issuance under the Plan shall not exceed 1.3 million shares. As of May 31, 2016, no Awards had been communicated to employees.

Due to the limited number of days between the grant dates and May 31, 2016, the compensation expense associated with the 2016 LTIP was not material.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Trilogy Capital Partners Agreement

The Company’s former employee, Vice Chairman, President and Secretary, Alfonso J. Cervantes, is the majority owner of Trilogy Capital Partners. Effective December 31, 2014, Mr. Cervantes voluntarily resigned from his positions with the Company and subsidiaries.  The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of 12 months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300, in equal monthly installments; and (b) issue to Trilogy two hundred fifty thousand (250,000) common stock shares on or before January 30, 2015; and (c) grant to Trilogy twenty-five thousand (25,000) common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. The Advisory Agreement terminated on December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended May 31, 2016 and 2015 for professional services rendered by the principal accountant, RBSM LLP are as follows:

	Years ended May 31,
	2016	2015
Audit Fees	$259	$195
Audit Related Fees	—	—
Tax Fees	144	164
All Other Fees	14	58
Total	$417	$417

Audit Fees were for professional services necessary to perform an annual audit of the financial statements, review of quarterly reports and other services required to be performed by our independent auditors.

Audit-Related Fees, if incurred, were for services that are reasonably related to the performance of the audit or review of our financial statements including the support of business acquisition and divestiture activities, independent assessment of controls related to outsourcing services, audit and review of certain benefit-related programs.

Tax Fees were for tax compliance, tax planning, and tax advice. Corporate tax services encompass a variety of permissible services, including technical tax advice related to United States and international tax matters; assistance with foreign income and withholding tax matters, assistance with sales tax, value added tax and equivalent tax related matters in local jurisdictions; preparation of reports to comply with local tax authority transfer pricing documentation requirements; and assistance with tax audits.

Other Fees were for financial statement audits of acquired and targeted companies as well as review of registration statements.

Pre-Approval Policies and Procedure for Audit Services

The audit committee has developed policies and procedures regarding the approval of all services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2016 and 2015 were pre-approved by audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-42 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
3.4	Certificate of Amendment to Articles of Incorporation (4)
3.5	Certificate of Amendment to Articles of Incorporation (5)
3.6	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (6)
3.7	Certificate of Change to Effect a 1-10 Reverse Stock Split effective September 17, 2015 (7)
3.8	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (8)
3.9	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (9)
3.10	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (10)
3.11	Certificate of Designations, Preferences and Rights of Series D Preferred Stock (11)
4.1	Form of Promissory Note (12)
4.2	Form of Warrant (13)
4.3	Form of Subscription Agreement (14)
4.4	Form of Warrant (15)
4.5	Form of Series A Bond (16)
4.6	Form of Warrant (17)
4.7	Revolving Loan Note issued pursuant to PRS Credit Agreement (18)
4.8	Registration Rights Agreement (19)
4.9	Debenture issued pursuant to Securities Purchase Agreement (20)
4.10	A Warrant issued pursuant to Securities Purchase Agreement (21)
4.11	B Warrant issued pursuant to Securities Purchase Agreement (22)
4.12	Three Year Note issued pursuant to Equity Purchase Agreement (23)
4.13	Two Year Note issued pursuant to Equity Purchase Agreement (24)
4.14	Form of Six Month Promissory Note (25)
4.15	Offer to Exchange Common Stock for Certain Outstanding Warrants (26)
10.1	Assignment of Employment Agreement by and between TRIG Capital Partners, LLC and the Company, dated February 21, 2012 (27)
10.2	Form of Note Purchase Agreement (28)
10.3	Acquisition Agreement by and among IDC Technologies, Inc., Prateek Gattani and the Company, dated February 11, 2013 (29)
10.4	Employment Agreement with Darren Minton dated February 15, 2013 (30)
10.5	Employment Agreement with Alfonso J. Cervantes dated February 15, 2013 (31)
10.6	Letter Agreement by and among the Company and Chord Advisors, LLC dated February 15, 2013 (32)

Exhibit No.	Description
10.7	Advisory Agreement by and among the Company and Grandview Capital Partners, Inc. dated February 16, 2013 (33)
10.8	Corporate Services Agreement by and between Pylon Management, Inc. and the Company dated February 14, 2013 (34)
10.9	Advisory Agreement by and between the Company and Joshua Capital, LLC dated February 15, 2013 (35)
10.10	Form of Subscription Agreement (36)
10.11	Stock Purchase Agreement by and among the Company, The Revolution Group, Ltd. and the shareholders of The Revolution Group, Ltd. dated March 21, 2013 (37)
10.12	Employment Agreement between the Company and Mark Aiello dated March 21, 2013 (38)
10.13	Stock Purchase Agreement by and among the Company, NewCSI, Inc. and the shareholders of NewCSI, Inc. dated August 14, 2013 (39)
10.14	Share Purchase Agreement, dated October 30, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (40)
10.15	Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (41)
10.16	Form of Promissory Note (42)
10.17	Form of Deed of Warranties (43)
10.18	Disclosure Letter (44)
10.19	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (45)
10.20	Form of Deed of Restrictive Covenant by and between Matthew Briand and the Company (46)
10.21	Amendment No. 1 to Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Alfonso J. Cervantes (47)
10.22	Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Allan Hartley (48)
10.23	Employment Agreement, dated January 3, 2014, by and among Monroe Staffing Services, LLC and Matthew Briand (49)
10.24	Employment Agreement, dated January 3, 2014, by and among Staffing 360 Solutions Limited (f/k/a Initio International Holdings Limited) and Brendan Flood (50)
10.25	Asset Purchase Agreement, by and among Staffing 360 Solutions (UK) Limited, Poolia UK Ltd. and Poolia UK (51)
10.26	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (52)
10.27	Form of Promissory Note (53)
10.28	Form of Employment Agreement with PS (54)
10.29	Form of Employment Agreement with PRS (55)
10.30	Form of Noncompetition Agreement (56)
10.31	Amended and Restated Credit and Security Agreement, by and among Monroe Staffing Services, LLC, PeopleSERVE, Inc., and Wells Fargo Bank, National Association, dated July 25, 2014. (57)
10.32	Employment Agreement, dated July 29, 2014, by and between the Jeff R. Mitchell and the Company (58)
10.33	2014 Equity Compensation Plan (59)
10.34	Form of Series A Bond Purchase Agreement (60)
10.35	Share Purchase Agreement, dated February 27, 2015, between the Company, Cyber 360, Inc. and Mark P. Aiello, Michael A. Consolazio and Heather D. Haughey (61)
10.36

Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE, Inc. and Monroe Staffing Services, LLC, as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (62)

10.37	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE PRS, Inc., as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (63)
10.38	Securities Purchase Agreement, dated July 8, 2015, by and among the Company, Hillair Capital Investments L.P, and each purchaser identified on the signature pages thereto (64)
10.39	Security Agreement, dated July 8, 2015, by and among the Company, certain U.S. subsidiaries of the Company, and each purchaser identified on the signature pages thereto (65)
10.40	Equity Purchase Agreement, dated July 8, 2015, by and among the Company, Lighthouse Placement Services, LLC, and Alison Fogel and David Fogel (66)
10.41	Employment Agreement, dated July 8, 2015, by and between Alison Fogel and Lighthouse Placement Services, LLC (67)
10.42	Employment Agreement, dated July 8, 2015, by and between David Fogel and Lighthouse Placement Services, LLC (68)
10.43	Non-Competition and Non-Solicitation Agreement, dated July 8, 2015, by Alison and David Fogel for the benefit of the Company and Lighthouse Placement Services, LLC (69)

Exhibit No.	Description
10.44

Amendment No. 2 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE, Inc., Monroe Staffing Services, LLC, Faro Recruitment America, Inc. and Lighthouse Placement Services, LLC as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (70)

10.45

Amendment No. 1 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE PRS, Inc. as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (71)

10.46	2015 Omnibus Incentive Plan (72)
10.47	Form of Amendment No. 1 to 12% Series B Convertible Bond (73)
10.48	Form of Amendment No. 1A to 12% Series B Convertible Bond (74)
10.49	Form of Amendment No. 1B to 12% Series B Convertible Bond (75)
10.50	Purchase Agreement, dated November 4, 2015, by and among Longbridge Recruitment 360 Limited, Staffing 360 Solutions, Inc. and the Sellers named therein (76)
10.51	Form of Purchase Agreement by and among Longbridge Recruitment 360 Limited, Staffing 360 Solutions, Inc. and Minority Shareholder (77)
10.52	Securities Purchase Agreement dated April 3, 2016 (78)
10.53	Placement Agency Agreement dated April 1, 2016, between the Company and Joseph Gunnar & Co., LLC (79)
10.54	Securities Purchase Agreement dated June 24, 2016, by and between the Company and the Purchasers of the Series D Preferred Stock (80)
10.55	Placement Agency Agreement dated June 23, 2016, between the Company and Source Capital Group, Inc. (81)
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

#

Furnished herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 2, 2010.
(2)	Previously filed as Exhibit 3.1 to the Company’s Current Report, filed with the SEC on August 4, 2014.
(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2012.
(4)	Previously filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 31, 2015.
(5)	Previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 31, 2015.
(6)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(7)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2015.
(8)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.
(9)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(10)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016.
(11)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2016.
(12)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2013.
(13)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013.
(14)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(15)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(16)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2014.
(17)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2015.
(18)	Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2015.

(19)	Previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2015.
(20)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(21)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(22)	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(23)	Previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(24)	Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(25)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.
(26)	Previously filed as Exhibit (A)(1)(A) to the Company’s Form SC TO-1, filed with the SEC on March 29, 2016.
(27)	Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 13, 2012.
(28)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2013.
(29)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2013.
(30)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(31)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(32)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(33)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(34)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(35)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(36)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013.
(37)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2013.
(38)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2013.
(39)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 19, 2013.
(40)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(41)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(42)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(43)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(44)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(45)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(46)	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(47)	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(48)	Previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(49)	Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(50)	Previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(51)	Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(52)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(53)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(54)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(55)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(56)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(57)	Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(58)	Previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(59)	Previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(60)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2014.
(61)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2015.
(62)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(63)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(64)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(65)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(66)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(67)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(68)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(69)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(70)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(71)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(72)	Previously filed as Exhibit 4.1 to the Company’s Form S-8, filed with the SEC on October 2, 2015.
(73)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015.
(74)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015.
(75)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015.
(76)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.
(77)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.

(78)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(79)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(80)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2016.
(81)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: August 29, 2016	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Principal Executive Officer)

Date: August 29, 2016	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Flood	Executive Chairman and Director	August 29, 2016
Brendan Flood

/s/ Matthew Briand	Chief Executive Officer, President and Director	August 29, 2016
Matthew Briand

/s/ Dimitri Villard	Director	August 29, 2016
Dimitri Villard

/s/ Nicholas Florio	Director	August 29, 2016
Nicholas Florio

/s/ Jeff Grout	Director	August 29, 2016
Jeff Grout