Form 10-Q
period 2016-08-31
Staffing 360 Solutions, Inc.
filed 2016-10-14
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-37575

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

As of October 13, 2016, there were 9,896,845 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	August 31,	May 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,110	$1,969
Accounts receivable, net	23,203	20,378
Prepaid expenses and other current assets	923	1,012
Total Current Assets	26,236	23,359

Property and equipment, net	961	880
Intangible assets, net	10,059	10,741
Goodwill	15,333	14,833
Other assets	4,402	3,946
Total Assets	$56,991	$53,759
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$18,648	$17,595
Current portion of debt, net	5,830	6,097
Accounts receivable financing	16,471	14,729
Other current liabilities	1,312	1,497
Total Current Liabilities	42,261	39,918

Long-term debt, net	3,860	4,429
Other long-term liabilities	1,870	1,900
Total Liabilities	47,991	46,247

Commitments and contingencies	—	—
Series D Preferred Stock, 5,000 designated, $10,000 stated value, 118 and 0 shares issued and outstanding, respectively	774	—

Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,663,008 designated, $10.00 stated value, 1,663,008 shares issued and outstanding	—	—
Series B Preferred Stock, 200,000 designated, $10.00 stated value, 0 and 133,000 shares issued and outstanding, respectively	—	—
Series C Preferred Stock, 500,000 designated, $1.00 stated value, 0 and 175,439 shares issued and outstanding, respectively	—	—
Common stock, $0.00001 par value, 20,000,000 shares authorized; 7,906,833 and 6,306,744 shares issued and outstanding, respectively	—	—
Additional paid in capital	53,127	51,474
Accumulated other comprehensive income	564	159
Accumulated deficit	(45,465)	(44,121)
Total Equity	8,226	7,512
Total Liabilities and Equity	$56,991	$53,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	For the Three Months Ended August 31,
	2016	2015
Revenue	$47,750	$35,884

Cost of Revenue, Excluding Depreciation and Amortization Stated Below	39,261	29,563

Gross Profit	8,489	6,321

Operating Expenses:
Selling, general and administrative expenses, excluding depreciation and amortization stated below	7,685	6,158
Depreciation and amortization	758	737
Total Operating Expenses	8,443	6,895

Income (Loss) From Operations	46	(574)

Other (Expenses)/Income:
Interest expense	(643)	(526)
Amortization of beneficial conversion feature	(185)	(173)
Amortization of debt discount and deferred financing costs	(409)	(414)
Other (expense) income	(34)	30
Total Other Expenses	(1,271)	(1,083)

Loss Before Provision For Income Tax	(1,225)	(1,657)

Provision for income taxes	(69)	(35)

Net Loss	(1,294)	(1,692)

Net loss attributable to non-controlling interest	—	(15)

Net Loss Before Preferred Share Dividends	(1,294)	(1,677)

Dividends - Series A preferred stock	(50)	(50)

Net Loss Attributable to Common Stock	$(1,344)	$(1,727)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.18)	$(0.38)
Net Loss Attributable to Common Stock	$(0.19)	$(0.38)
Weighted Average Shares Outstanding – Basic and Diluted	7,080,041	4,492,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	For the Three Months Ended August 31,
	2016	2015
Net Loss	$(1,294)	$(1,692)

Other Comprehensive Income (Loss)
Foreign exchange translation	405	(4)
Comprehensive Loss	(889)	(1,696)
Comprehensive loss attributable to non-controlling interest	—	(15)
Comprehensive Loss attributable to common stock	$(889)	$(1,681)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Three Months Ended August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,294)	$(1,692)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	76	51
Amortization of intangible assets	682	686
Amortization of debt discount and beneficial conversion feature	594	587
Stock based compensation	166	225
Gain on settlement of debt	—	(35)
Other, net	(45)	(45)
Changes in operating assets and liabilities:
Accounts receivable	(2,825)	55
Prepaid expenses and other current assets	89	337
Other assets	(456)	(224)
Accounts payable and accrued expenses	654	570
Accounts payable - Related parties	—	50
Other current liabilities	(170)	(12)
Other long-term liabilities	(6)	22
Other, net	325	—
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,210)	575

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(2,498)
Acquisition - payments due to seller	(100)	(9)
Payments due for earn-outs	(39)	(53)
Purchase of property and equipment	(157)	(65)
NET CASH USED IN INVESTING ACTIVITIES	(296)	(2,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third-party financing costs	—	(464)
Proceeds from convertible notes payable	—	3,805
Repayment of convertible notes payable	—	(275)
Proceeds from promissory notes payable	287	350
Repayment of promissory notes	(1,635)	(450)
Proceeds from accounts receivable financing	2,604	(118)
Proceeds from overadvance of accounts receivable financing	(863)	—
Proceeds from sale of equity	2,495	—
Financing cost associated with private placements	(239)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,649	2,848

NET INCREASE IN CASH	143	798

Effect of exchange rates on cash	(2)	(2)

Cash - Beginning of period	1,969	19

Cash - End of period	$2,110	$815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation (“Golden Fork”), which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012.

The Company effected a one-for-ten reverse stock split on September 17, 2015. Following the reverse split, the Company’s issued and outstanding shares of Common Stock decreased from 45,732,674 to 4,573,360. All share and per share information in these condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  As of August 31, 2016, the Company had a working capital deficiency of $16,025, an accumulated deficit of $45,465, for the quarter ended August 31, 2016 a net loss of $1,294, and, as of the date these unaudited condensed consolidated financial statements are issued, the Company has approximately $9.3 million associated with long term debt and other amortizing obligations, due in the next 12 months. The Company’s projected cash flows from operations for the same period are not sufficient to address these obligations in the normal course. As a result, the Company will need to seek additional funding through capital raises to meet some of these short term obligations.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from organic revenue growth and managing and reducing operating and overhead costs. In addition, the Company has the ability to raise additional capital through private investments. As of August 29, 2016, as disclosed in the Company’s Form 10-K for the fiscal year ended May 31, 2016, the Company had received a memorandum of understanding and was in discussions with one investor for capital that would be at least sufficient to meet all of the obligations discussed above. Subsequent to that date, that investor informed the Company that its intention was not to pursue the investment opportunity. As such, management continues to have discussions with other potential investors.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described below, the Company consolidates PeopleSERVE PRS, Inc. (“PRS”), an entity of which it previously owned 49%, since the Company was deemed to be the primary beneficiary of this entity. All inter-company transactions have been eliminated. On April 29, 2016, the Company acquired the remaining 51% for $101. All inter-company transactions have been eliminated.

Interim Financial Statements

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2016 and 2015, respectively, which are included in the Company’s May 31, 2016 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on August 29, 2016. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended August 31, 2016 are not necessarily indicative of results for the entire year ending May 31, 2017.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no impact on reported results of operations. In accordance with ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs”, debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The Company is currently evaluating the impact of adopting this guidance.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

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

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of August 31, 2016 and 2015 have been excluded from the per share computations, since its inclusion would be anti-dilutive:

	August 31,
	2016	2015
Convertible bonds - Series A	—	19,906
Convertible bonds - Series B	5,777	83,460
Convertible promissory notes	2,095,451	1,142,157
Convertible preferred shares	688,191	216,191
Warrants	83,764	1,637,903
Options	320,500	349,500
Total	3,193,683	3,449,117

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 4 – DEBT

	August 31,	May 31,
	2016	2016
Bonds:
Bonds - Series B	$55	$55

Convertible Notes:
Non-interest bearing convertible note - January 6, 2016	359	359
8% Convertible Note - July 8, 2015	2,940	3,920
8% Convertible Note - February 8, 2016	728	728
Lighthouse- Seller Note #1	1,999	2,124
Lighthouse - Seller Note #2	312	390

Promissory Notes:
Sterling National Bank	229	272
Staffing (UK) - Seller Note	129	144
PeopleServe - Seller Note	592	789
Midcap Financial Trust - Term Loan	2,300	2,375
Midcap Financial Trust - Additional Term Loan	1,300	1,300
ABN AMRO - Term Loan	902	821

Less Debt Discount and Deferred Financing Costs	(2,155)	(2,751)

Total Debt	9,690	10,526

Less: Current Portion, Net	(5,830)	(6,097)

Total Long-Term Debt, Net	$3,860	$4,429

Non-interest bearing convertible note – January 6, 2016: On July 8, 2016, the Company paid $59 in the form of an extension fee and extended the term for an additional six months.

8% Convertible Note – July 8, 2015: During the three months ended August 31, 2016 and 2015, the Company paid $980 and $0 in principal, respectively. On September 30, 2016, the Company agreed to convert $980 into 890,910 shares of Common Stock.

Lighthouse Promissory Notes: During the three months ended August 31, 2016 and 2015, the Company paid $203 and $0 in principal, respectively.

Sterling National Bank Promissory Note: During the three months ended August 31, 2016 and 2015, the Company paid $43 and $0 in principal, respectively.

Staffing (UK) – Sellers Note: During the three months ended August 31, 2016 and 2015, the Company paid $14 and $14 in principal, respectively.

PeopleSERVE – Sellers Note: During the three months ended August 31, 2016 and 2015, the Company paid $197 and $197 in principal, respectively.

ABN AMRO Term Loan: During the three months ended August 31, 2016 and 2015, the Company paid $123 and $0 in principal, respectively. In June 2016, the Company borrowed £213. All terms of the original loan remain unchanged.

Midcap Financial Trust – Term Loan: During the three months ended August 31, 2016 and 2015, the Company paid $75 and $188 in principal towards the Midcap Financial Trust Term Loan, respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Non-interest bearing convertible note – September 16, 2016:  On September 16, 2016, the Company issued a non-interest bearing convertible note totaling $477.

Bonds – Series B: On September 30, 2016, the Company amended two Series B bonds totaling $50. The holders received a total of 1,250 common stock shares. In addition, the bonds were extended for six months and will mature on March 31, 2017.

NOTE 5 – EQUITY

The issuance of 1,600,089 common stock shares during the three months ended August 31, 2016 is summarized below:

	Number of		Fair Value at
	Common Stock	Fair Value at	Issuance
Shares issued to/for:	Shares	Issuance	(per share)
Consultants	15,330	$30	$1.96	-	$1.96
Board and committee members	4,250	8	1.99	-	1.99
Private placements	210,645	495	2.35	-	2.35
Conversion of Series B preferred stock	133,000	181	1.36	-	1.36
Conversion of Series C preferred stock	175,439	332	1.89	-	1.89
Conversion of Series D preferred stock	1,061,425	1,721	1.31	-	1.74
	1,600,089	$2,767

As of August 31, 2016 and May 31, 2016, the Company has issued and outstanding 7,906,833 and 6,306,744 common stock shares, respectively.

On September 27, 2016, the Board of Directors recommended that 790,000 shares of Common Stock, to be issued to management, directors and employees be submitted to shareholders for approval at the next shareholder meeting. The shares were issued erroneously. The Company is currently processing their retraction however the share count, as of the date of the filing of this Quarterly Report, includes such shares.

On September 30, 2016, the Company agreed to convert $980 into 890,910 shares of Common Stock.

Convertible Preferred Shares

Series B Preferred Stock.

On July 8, 2016, holders of Series B Preferred Stock elected to convert all 133,000 shares to 133,000 shares of Common Stock.

As of August 31, 2016 and May 31, 2016, we had issued and outstanding 0 and 133,000 shares of Series B Preferred Stock, respectively.

Series C Preferred Stock.

On June 16, 2016, the Company filed an Amendment to the Certificate of Designation for the Series C Preferred Stock, par value $0.00001 per share. The Amendment increased the number of Series C Preferred Stock from 500,000 to 2,000,000 shares authorized.

On June 24, 2016, holders of Series C Preferred Stock elected to convert all 175,439 shares to Common Stock.

As of August 31, 2016 and May 31, 2016, we had issued and outstanding 0 and 175,439 shares of Series C Preferred Stock, respectively.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

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

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, pari passu with any distribution or payment made to the holders of Preferred Stock and Common Stock by reason of their ownership thereof, the holders of Series D Preferred Stock (each a “Holder”) will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series D Preferred Stock equal to $10,000 (whole dollars), plus an amount equal to any accrued but unpaid In-Kind Accrual thereon.

Commencing on the date of the issuance of any such shares of Series D Preferred Stock, each outstanding share of Series D Preferred Stock will accrue a cumulative in-kind payment accrual (“In-Kind Accrual”), at a rate equal to 6.50% per annum, subject to adjustment as provided in this Certificate of Designations, of the Face Value.  In-Kind Accrual will be payable with respect to any shares of Series D Preferred Stock upon any of the following: (a) upon redemption of such shares in accordance with the Certificate of Designation; (b) upon conversion of such shares in accordance with the Certificate of Designation; and (c) when, as and if otherwise declared by the board of directors of the Company.  The In-Kind Accrual is not a dividend that accrues and payable but rather used only the calculation in the case of a redemption or conversion.

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

During the three months ended August 31, 2016, holders of this series converted 93 shares of Series D Preferred Stock to 1,061,425 shares of Common Stock.

	Shares	Balance
Face Value	211	$2,110
Original Issue Discount		(110)
Beneficial Conversion Feature		(615)
Beginning Balance, Net		1,385
Conversions	(93)	(611)
Ending Balance, Net	118	774

Due to the contingent nature of the cash redemption feature of the Series D Preferred Stock, the Company has classified the shares as temporary equity on the condensed consolidated balance sheet. In addition, at the commitment date these were issued, the Company

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

determined that a beneficial conversion feature (“BCF”) existed in the amount of $615, which was recorded within Additional Paid-In Capital on the condensed consolidated balance sheet.

On September 22, 2016, the Company and Discover Growth Fund have agreed that a Trigger Event, as defined in the Stock Purchase Agreement between Staffing 360 Solutions, Inc. and Discover Growth Fund dated June 24, 2016, filed as an exhibit to our Current Report on Form 8-K on June 27, 2016 (the “Series D Purchase Agreement”), has occurred as of September 22, 2016.  A Trigger Event gives the holders of the Series D Preferred Stock certain additional rights and removes certain restrictions in respect of the Series D Preferred Stock, as set forth in the Series D Purchase Agreement. Discover Growth Fund has agreed not to submit any additional conversion notices until we obtain stockholder approval for the transaction, so long as such approval is obtained by January 2017.  We intend to seek stockholder approval for the transaction in our proxy statement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of Control Solutions International, Inc. (CSI), the purchase price includes monthly cash payments to the former owners and shareholders of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During the three months ended August 31, 2016 and the fiscal year ended May 31, 2016, the Company paid $39 and $160, respectively, towards the earn-out liability. At August 31, 2016 the remaining balance was $1,359 of which $159 is recorded in other current liabilities and $1,200 is recorded in other long-term liabilities.

Pursuant to the acquisition of Lighthouse Placement Services, Inc. (Lighthouse), the sellers received 62,460 shares of Common Stock. In the event that the VWAP price for the 90 days prior to the anniversary of the acquisition date, is less than $10.00 per share, then the Company shall pay to the sellers an amount equal to $10.00 per share less the VWAP price multiplied by each share. On the anniversary of the acquisition date, the Company calculated the amount as $500. As of August 31, 2016, the Company paid $100 and the remaining $400 was included in accounts payable and accrued expenses. In September 2016 the remaining $400 was paid.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

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

On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit seeking reversal of the judgment and posted a supersedeas bond to stay the execution of the judgment pending appeal.  On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal.  As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal.  On September 16, 2016, the Company was notified that oral argument for the appeal is scheduled for November 3, 2016.

We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against NewCSI. Nevertheless, there can be no assurance that the outcome of this litigation, which is now pending before the Fifth Circuit, will be favorable to the Company.

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, Staffing 360 initiated an arbitration before JAMS against three officers of Staffing 360, each a former Staffing 360 officer and employee.  In its demand for arbitration and statement of claim, Staffing 360 alleged that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  Further on September 21, 2016 the arbitrator rendered the final award, which was set at $1,433. The Company is awaiting the respondents’ motion to confirm the award.  In addition, the Company has calculated interest and made a payment towards legal fees included in the final award amount. As of August 31, 2016 the balance is $1,539. This amount has already been fully accrued for and expensed on the Company’s balance sheet.

NOTE 7 – SEGMENTS

The Company’s operating segments, which are consistent with its reportable segments, are organized by geography in accordance with its internal management and reporting structure.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

For the three months ended August 31, 2016 and 2015, the Company generated revenue and gross profit by segment as follows:

	For the Three Months Ended August 31,
	2016	2015
United States	$38,533	$33,759
United Kingdom	9,192	2,099
Canada	25	26
Total Revenue	$47,750	$35,884

	For the Three Months Ended August 31,
	2016	2015
United States	$7,149	$5,452
United Kingdom	1,343	852
Canada	(3)	17
Total Gross Profit	$8,489	$6,321

Selling, general and administrative expenses, excluding depreciation and amortization stated below	$(7,685)	$(6,158)
Depreciation and amortization	(758)	(737)
Interest expense	(643)	(526)
Amortization of beneficial conversion feature	(185)	(173)
Amortization of debt discount and deferred financing costs	(409)	(414)
Other (expense) income	(34)	30
Loss Before Provision For Income Tax	$(1,225)	$(1,657)

As of August 31, 2016 and May 31, 2016, the Company has assets in the U.S., the U.K. and Canada as follows:

	August 31,	May 31,
	2016	2016
United States	$47,517	$43,683
United Kingdom	9,457	10,067
Canada	17	9
Total Assets	$56,991	$53,759

NOTE 8 – ACQUISITIONS

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisition of Lighthouse and The JM Group had occurred as of June 1, 2015:

For the Three Months Ended August 31,
2015
Revenues	$43,550
Net loss from continuing operations	$(1,504)
Net loss per share from continuing operations	$(0.33)
Weighted average number of common stock shares – Basic and diluted	4,558,370

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

Board and Committee Members

During the three months ended August 31, 2016 and 2015, the Company incurred $13 in board of director fees to Dimitri Villard. Mr. Villard received 1,500 common stock shares valued at $3 and 1,500 shares valued at $12, respectively, for his services as a board and committee member. At August 31, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the three months ended August 31, 2016 and 2015, the Company incurred $13 in board of director fees to Jeff Grout. In addition, during the three months ended August 31, 2016 and 2015, Mr. Grout received 1,500 common stock shares valued at $3 and 1,500 common stock shares valued at $12, respectively, for his service as a board and committee member. At August 31, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the three months ended August 31, 2016 and 2015, the Company incurred $13 in board of director fees to Nick Florio. Mr. Florio received 1,250 common stock shares valued at $2 and 1,250 common stock shares valued a $10 for his services as a board and committee member. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. At August 31, 2016, the Company has accrued $0 in accounts payable and accrued expenses – related parties account.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended August 31,
	2016	2015
Cash paid for:
Interest	$500	$266
Income taxes	—	52

Non Cash Investing and Financing Activities:
Common stock issued in connection with purchase of subsidiary	$—	$512
Promissory notes issued in connection with acquisitions	—	3,123
Conversion of promissory notes	—	3,255

NOTE 11 – SUBSEQUENT EVENTS

Where applicable, all material subsequent events have been disclosed in their respective footnotes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, may, can, will, should, project, predict, plan, potential, goal, target, “is designed to” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”), trading symbol “STAF”, is incorporated in the State of Nevada. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring suitable, mature, profitable, operating, United States (“U.S.”) and United Kingdom (“U.K.”) based staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration and light industrial disciplines.

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

The following table sets forth the results of our operations for the three months ended August, 2016 and 2015 indicated as a percentage of revenue:

	For the Three Months Ended August 31,
	2016		2015
Revenue	$47,750	100%	$35,884	100%
Direct cost of revenue	39,261	82%	29,563	82%
Gross profit	8,489	18%	6,321	18%
Operating expenses	8,443	18%	6,895	19%
Income (loss) from operations	46	0%	(574)	(2)%
Other expenses	(1,271)	(3)%	(1,083)	(3)%
Provision for income taxes	(69)	(0)%	(35)	(0)%
Net loss	$(1,294)	(3)%	$(1,692)	(5)%

Revenue

For the three months ended August 31, 2016, we grew revenue 33.1% to $47,750 as compared to $35,884 for the three months ended August 31, 2015. Of that growth, 14.1% is organic, 19.6% is from the acquisitions of Lighthouse and The JM Group, and (0.6%) from foreign currency translation.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended August 31, 2016 and 2015, cost of revenue was $39,261 and $29,563, respectively, or growth of 32.8%, which is in line with the change in revenue.

Gross profit and gross margin

Our gross profit for the three months ended August 31, 2016 and 2015 was $8,489 and $6,321, respectively, representing gross margin of 17.8% and 17.6% for each period, respectively. While business mix changed during the course of the year with the addition of Lighthouse and The JM Group (at higher and lower margins, respectively, than the Company’s average) underlying contract margins were approximately in line with the prior year in the Professional segment, and grew significantly in the Light Industrial segment.

Operating expenses

For the three months ended August 31, 2016, operating expenses amounted to $8,443 as compared to $6,895 for the three months ended August 31, 2015, an increase of $1,548 or 22.5%. Total operating expenses increased on an absolute basis, mainly resulting from the acquisition of Lighthouse and The JM Group. However, as a percentage of revenue, these amounts were an improvement from 19.2% for the three months ended August 31, 2015 to 17.7% for the three months ended August 31, 2016.

While cash operating expenses, defined as Total operating expenses excluding Depreciation and amortization as well as other non-cash charges, grew on an absolute basis from $5,933 to $7,520 for the three months ended August 31, 2015 and 2016, respectively, this represents a significant decline as a percentage of revenue from 16.5% to 15.7% for the same periods.  As we continue to grow revenue, and further leverage our existing support functions, we expect operating expenses as a percentage of revenue to continue to trend lower.

For the three months ended August 31, 2016 and 2015, operating expenses were comprised of the following:

	For the Three Months Ended August 31,
	2016	2015
General and administrative	$1,497	$1,335
Compensation	5,046	4,233
Depreciation and amortization	758	737
Professional fees	1,142	590
Total operating expenses	$8,443	$6,895

In almost all instances, the increase in our operating expenses for the three months ended August 31, 2016 as compared to the three months ended August 31, 2015 was primarily attributable to the acquisition of Lighthouse and The JM Group. In addition, the growth in professional fees resulted from due diligence and other matters (legal and accounting) in connection with potential acquisition targets, as well as legal and other professional expenses associated with the Company’s legal proceedings and various financing transactions.

Other Expenses

For the three months ended August 31, 2016 and 2015, Other Expenses primarily includes interest and financing expense of $1,237 and $1,113, respectively, other expense (income) of $29 and $(35), respectively and other restructuring costs totaling $5 and $5, respectively. The restructuring charges in first quarter 2017 were residual charges as a result of the Company’s implementation of its Restructuring Plan during fiscal 2015.

Non-GAAP Measures

To supplement our condensed consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (GAAP), we may also use non-GAAP financial measures in addition to our GAAP results. We believe non-GAAP financial measures may provide useful information for evaluating our cash operating performance, ability to service debt, compliance with debt covenants and measurement against competitors. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

We present the following non-GAAP financial measure in this report:

Revenue and Gross Profit by Service Segment We use Revenue and Gross Profit by Service Segment to measure the Company’s mix of Revenue and respective profitability between its two main lines of business due to their differing margins and believe this measure is useful to investors for the same purpose. For clarity, these lines of business are not the Company’s operating segments, as this information is not currently regularly reviewed by the chief operating decision maker to allocate capital and resources. Rather, we use this measure to benchmark the Company against the industry.

The following table details Revenue and Gross Profit by Sector for the three months ended August 31, 2016 and 2015, respectively:

	For the Three Months Ended August 31,
	2016		2015
		Mix		Mix
Light Industrial	$24,549	51%	$21,356	60%
Professional	23,201	49%	14,528	40%
Total Service Revenue	$47,750		$35,884

Light Industrial	$4,011	47%	$3,035	48%
Professional	4,478	53%	3,286	52%
Total Gross Profit	$8,489		$6,321

Light Industrial	16.3%		14.2%
Professional	19.3%		22.6%
Total Gross Margin	17.8%		17.6%

The increase in Professional revenue as a percentage of total revenue from 40% for the three months ended August 31, 2015 to 49% for the three months ended August 31, 2016 was primarily attributable to the acquisition of Lighthouse and The JM Group, as well as organic growth in the existing Professional businesses.  While Light Industrial revenue as a percentage of total revenue declined from 60% for the three months ended August 31, 2015 to 51% for the three months ended August 31, 2016, revenue in this segment for the three months ended August 31, 2016 increased by 15% compared to the three months ended August 31, 2015, with the increase attributable solely to organic growth.

Gross margin for the Professional segment decreased from 22.6% for the three months ended August 31, 2015 to 19.3% for the three months ended August 31, 2016.  The decrease was primarily attributable to the acquisition of The JM Group, which has lower margins than much of the US based portion of the Professional staffing segment.  Additionally, permanent placement revenue as a percentage of Professional segment revenue fell from 6.1% for the three months ended August 31, 2015 to 3.4% for the three months ended August 31, 2016 as contract revenue grew.  Contract gross margins for the three months ended August 31, 2016 for most businesses in the Professional segment were approximately in line with gross margins for the three months ended August 31, 2015.

Gross margin for the Light Industrial segment increased from 14.2% for the three months ended August 31, 2015 to 16.3% for the three months ended August 31, 2016.  The increase was attributable to changes in client mix and pricing, as well as savings on workers’ compensation costs.

Adjusted EBITDA This measure is defined as net loss attributable to common stock before: interest expense, benefit from (provision for) income taxes; income (loss) from discontinued operations, net of tax; other (income) expense, net, in operating income (loss); amortization and impairment of identifiable intangible assets; impairment of goodwill; depreciation; operational restructuring and other charges; other income (expense), net, below operating income (loss); non-cash expenses associated with stock compensation; and charges the Company considers to be non-recurring in nature such as legal expenses associated with litigation, professional fees associated potential and completed acquisitions. We believe this measure is helpful to investors because it provides a more meaningful understanding of the profit and cash flow generation of the Company.

The following table provides a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure:

	For the Three Months Ended August 31,
	2016	2015
Net Loss Attributable to Common Stock	$(1,344)	$(1,727)

Interest expense	643	526
Provision for income taxes	69	35
Depreciation and amortization (1)	1,352	1,324
EBITDA	720	158

Acquisition, capital raising and other non-recurring expenses (2)	789	231
Other non-cash charges (3)	165	225
Dividends - Series A preferred stock	50	50
Other income / (expense)	34	(30)
Net loss attributable to non-controlling interest	—	(15)
Adjusted EBITDA	$1,758	$619

Trailing Twelve Months ("TTM") Adjusted EBITDA	$5,250	$1,735

(1)  Includes amortization included in other income / (expenses).

(2) Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business.

(3) Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

Adjusted EBITDA for the three months ended August 31, 2016 of $1,758, grew over 180% from $619 for the three months ended August 31, 2015. For the trailing 12-months (“TTM”) ended August 31, 2016, AEBITDA of $5,250, grew over 200% from AEBITDA of $1,735 for the TTM ended August 31, 2015.  This growth is attributable to earnings from the acquisition of Lighthouse and The JM Group, as well as flow through of revenue arising from organic growth.

Operating Leverage Operating Leverage is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis (“TTM”). We believe Operating Leverage provides investors with a measure of the Company’s efficiency for converting incremental gross profit into Adjusted EBITDA.

The following table details the Company’s Operating Leverage for the twelve months ended August 31, 2016 and 2015, respectively:

	For the Twelve Months Ended August 31,
	2016	2015
Gross Profit - TTM	$31,215	$23,205
Gross Profit - TTM	23,205	13,405
Gross Profit - Growth	$8,010	$9,800

Adjusted EBITDA - TTM	$5,250	$1,735
Adjusted EBITDA - TTM	1,735	(2,687)
Adjusted EBITDA - Growth	$3,515	$4,422

Operating Leverage	43.9%	45.1%

Leverage Ratio Calculated as Total Debt, gross of any debt discount and deferred financing costs, less cash and cash equivalents, divided by Adjusted EBITDA for the trailing 12-months. We believe this measure is helpful to investors as an indicator of the Company’s ability to service its debt.

The following table details the Company’s Leverage Ratio as of August 31, 2016 and 2015, respectively:

	August 31,
	2016	2015
Total Debt, Net	$9,690	$14,025
Addback: Total Debt Discount and Deferred Financing Costs	2,155	2,983
Less: Cash and Cash Equivalents	(2,110)	(815)
Net Debt	$9,735	$16,193

Adjusted EBITDA - TTM	$5,250	$1,735

Leverage Ratio	1.9x	9.3x

The Leverage Ratio should be considered together with the information in the “Liquidity and Capital Resources” section, immediately below.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we have funded our operations through promissory notes, bonds, convertible notes, private placement offerings and from advances from our majority shareholders/officers/directors.

As of August 31, 2016, the Company had a working capital deficiency of $16,025, an accumulated deficit of $45,465, for the three months ended August 31, 2016 a net loss of $1,294, and, as of the date these financial statements are issued, the Company has approximately $9.3 million associated with long term debt and other amortizing obligations, due in the next 12 months. The Company’s projected cash flows from operations for the same period are not sufficient to address these obligations in the normal course. As a result, the Company will need to seek additional funding through capital raises to meet some of these short term obligations.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from organic revenue growth and managing and reducing operating and overhead costs. In addition, the Company may seek to raise additional capital through private investments. As of August 29, 2016, as disclosed in the Company’s Form 10-K for the fiscal year ended May 31, 2016, the Company had received a memorandum of understanding and was in discussions with one investor for capital that would be at least sufficient to meet all of the obligations discussed above. Subsequent to that date, that investor informed the Company that its intention was not to pursue the investment opportunity. As such, management continues to have discussions with other potential investors.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon the management’s ability to successfully secure additional sources of financing and increased profitable operations.  Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. However, based upon an evaluation of the Company’s continued growth trajectory, past success in raising capital and meeting its obligations, as well as its plans for raising capital discussed above, management believes that the Company is a going concern.

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

After potential future financings, we believe that we will be able to implement our business plan and pursue the acquisition of a broad spectrum of staffing agencies primarily in the accounting and finance, IT, engineering, administration and light industrial disciplines. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a potential downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to continue to significantly contribute to our legal and financial compliance costs and to make some activities more time consuming and costly.

On September 22, 2016, the Company and Discover Growth Fund have agreed that a Trigger Event, as defined in the Stock Purchase Agreement between Staffing 360 Solutions, Inc. and Discover Growth Fund dated June 24, 2016, filed as an exhibit to our Current Report on Form 8-K on June 27, 2016 (the “Series D Purchase Agreement”), has occurred as of September 22, 2016.  A Trigger Event gives the holders of the Series D Preferred Stock certain additional rights and removes certain restrictions in respect of the Series D Preferred Stock, as set forth in the Series D Purchase Agreement. Discover Growth Fund has agreed not to submit any additional conversion notices until we obtain stockholder approval for the transaction, so long as such approval is obtained by January 2017.  We intend to seek stockholder approval for the transaction in our proxy statement.

Operating activities

For the three months ended August 31, 2016, net cash used in operations of $2,210 was primarily attributable to the net loss of $1,294 offset by changes in operating assets and liabilities totaling $2,391, which primarily relates to an increase in accounts receivable of $2,825, a decrease in prepaid expenses of $89, an increase in other assets of $456, an increase in accounts payable and accrued expenses of $654, a decrease in other current liabilities of $170, a decrease in other long-term liabilities of $6 and an increase in other of $325, non-cash adjustments of $1,352 of depreciation and amortization, share based compensation totaling $166 and other expense of $45.

For the three months ended August 31, 2015, net cash provided by operations of $575 was primarily attributable to the net loss of $1,692 offset by changes in operating assets and liabilities totaling $748, which primarily relates to a decrease in accounts receivable of $55, a decrease in prepaid expenses of $337, an increase in other assets of $224, an increase in accounts payable and accrued expenses of $570, a decrease in accounts payable-related parties of $50, a decrease in other current liabilities of $12 and an increase in other long-term liabilities of $22, non-cash adjustments of $1,324 of depreciation and amortization, share based compensation of $225, gain on settlement of debt of $35, and other expense of $45.

Investing activities

For the three months ended August 31, 2016, net cash flows used in investing activities was $296 and was attributable to the payments due to sellers of $100, payments due to earn-out agreements totaling $39 and purchase of fixed assets of $157.

For the three months ended August 31, 2015, net cash flows used in investing activities was $2,625 and was attributable to cash paid towards the purchase of Lighthouse, net of cash acquired of $2,498, payments due to sellers of $9, payments of $53 due to earn-out agreement and to the purchase of fixed assets of $65.

Financing activities

For the three months ended August 31, 2016, net cash flows provided by financing activities totaled $2,649 and was attributable to proceeds of $287 from the issuance of promissory notes, repayment of promissory notes of $1,635, net proceeds relating to accounts receivable financing of $1,741, proceeds from private placements of $2,495 and payments for third-party financing costs associated with private placements totaling $239.

For the three months ended August 31, 2015, net cash flows provided by financing activities totaled $2,848 and was attributable to the $464 paid towards third-party financing costs, proceeds of $3,805 from the issuance of convertible promissory notes, repayment of $275 in convertible notes, proceeds of $350 from the issuance of promissory notes, repayment of promissory notes of $450 and repayment of accounts receivable financing of $118.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements for the year ended May 31, 2016 filed with the SEC on August 29, 2016.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The Company is currently evaluating the impact of adopting this guidance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Quarterly Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective, due to material weaknesses in our control environment and financial reporting process.

Notwithstanding the existence of some material weaknesses, described below, management believes that the consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

As of the date of this Quarterly Report, the Company intends to remedy the foregoing weaknesses. However, a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s plan for remediating the material weaknesses include the following:

•	Add resources in the form of personnel on an as needed basis;
•	Add additional systems to enhance the controls over financial reporting and limit the manual intervention currently required.

Attestation report of the registered public accounting firm

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

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

On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit seeking reversal of the judgment and posted a supersedeas bond to stay the execution of the judgment pending appeal.  On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal.  As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal.  On September 16, 2016, the Company was notified that oral argument for the appeal is scheduled for November 3, 2016.

We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against NewCSI. Nevertheless, there can be no assurance that the outcome of this litigation, which is now pending before the Fifth Circuit, will be favorable to the Company.

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, Staffing 360 initiated an arbitration before JAMS against three officers of Staffing 360, each a former Staffing 360 officer and employee.  In its demand for arbitration and statement of claim, Staffing 360 alleged that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  Further on September 21, 2016 the arbitrator rendered the final award, which was set at $1,433. The Company is awaiting the respondents’ motion to confirm the award.  In addition, the Company has calculated interest and made a payment towards legal fees included in the final award amount. As of August 31, 2016 the balance is $1,543. This amount has already been fully accrued for and expensed on the Company’s balance sheet.

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

Date: October 14, 2016	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: October 14, 2016	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)