Form 10-Q
period 2016-11-30
Staffing 360 Solutions, Inc.
filed 2017-01-13
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

As of January 12, 2017, there were 9,739,795 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	November 30,	May 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,235	$1,969
Accounts receivable, net	23,844	20,378
Prepaid expenses and other current assets	680	1,012
Total Current Assets	25,759	23,359

Property and equipment, net	938	880
Intangible assets, net	9,377	10,741
Goodwill	15,680	14,833
Other assets	4,511	3,946
Total Assets	$56,265	$53,759
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$18,575	$17,595
Current portion of debt, net	3,716	6,097
Accounts receivable financing	16,665	14,729
Other current liabilities	1,270	1,497
Total Current Liabilities	40,226	39,918

Long-term debt, net	3,947	3,186
Other long-term liabilities	3,071	3,143
Total Liabilities	47,244	46,247

Commitments and contingencies	—	—
Series D Preferred Stock, 5,000 shares designated, $10,000 stated value, 93 and 0 shares issued and outstanding, respectively	612	—

Stockholders' Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,663,008 shares designated, $10.00 stated value, 1,663,008 shares issued and outstanding	—	—
Series B Preferred Stock, 200,000 shares designated, $10.00 stated value, 0 and 133,000 shares issued and outstanding, respectively	—	—
Series C Preferred Stock, 2,000,000 shares designated, $1.00 stated value, 0 and 175,439 shares issued and outstanding, respectively	—	—
Common stock, $0.00001 par value, 20,000,000 shares authorized; 9,115,545 and 6,306,744 shares issued and outstanding, respectively	—	—
Additional paid in capital	54,589	51,474
Accumulated other comprehensive income	761	159
Accumulated deficit	(46,941)	(44,121)
Total Stockholders' Equity	8,409	7,512
Total Liabilities and Stockholders' Equity	$56,265	$53,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2016	2015	2016	2015
Revenue	$47,137	$41,350	$94,887	$77,234

Cost of Revenue, Excluding Depreciation and Amortization Stated Below	39,040	33,880	78,301	63,443

Gross Profit	8,097	7,470	16,586	13,791

Operating Expenses:
Selling, general and administrative expenses, excluding depreciation and amortization stated below	7,405	8,334	15,090	14,492
Depreciation and amortization	761	800	1,519	1,537
Total Operating Expenses	8,166	9,134	16,609	16,029

Loss From Operations	(69)	(1,664)	(23)	(2,238)

Other Expenses:
Interest expense	(553)	(755)	(1,196)	(1,281)
Amortization of beneficial conversion feature	(184)	(193)	(369)	(366)
Amortization of debt discount and deferred financing costs	(424)	(568)	(833)	(982)
Other expense	(168)	(40)	(202)	(10)
Total Other Expenses	(1,329)	(1,556)	(2,600)	(2,639)

Loss Before (Provision) Benefit for Income Tax	(1,398)	(3,220)	(2,623)	(4,877)

(Provision) Benefit for income taxes	(28)	42	(97)	7

Net Loss	(1,426)	(3,178)	(2,720)	(4,870)

Net loss attributable to non-controlling interest	—	206	—	221

Net Loss Before Preferred Share Dividends	(1,426)	(3,384)	(2,720)	(5,091)

Dividends - Series A preferred stock	(50)	(50)	(100)	(100)

Net Loss Attributable to Common Stock	$(1,476)	$(3,434)	$(2,820)	$(5,191)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.16)	$(0.68)	$(0.34)	$(1.06)
Net Loss Attributable to Common Stock	$(0.17)	$(0.73)	$(0.36)	$(1.13)
Weighted Average Shares Outstanding – Basic and Diluted	8,789,725	4,706,554	7,930,032	4,599,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2016	2015	2016	2015
Net Loss	$(1,426)	$(3,178)	$(2,720)	$(4,870)

Other Comprehensive Income
Foreign exchange translation	197	80	602	77
Comprehensive Loss	(1,229)	(3,098)	(2,118)	(4,793)
Comprehensive Loss attributable to non-controlling interest	—	—	—	—
Comprehensive Loss attributable to common stock	$(1,229)	$(3,098)	$(2,118)	$(4,793)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	For the Six Months Ended November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,720)	$(4,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	109
Write-off of property and equipment	—	49
Amortization of intangible assets	1,364	1,428
Amortization of debt discount and beneficial conversion feature	1,202	1,348
Stock based compensation	344	1,611
Loss (gain) on settlement of debt	169	(36)
Interest paid in stock	2	31
Other, net	(89)	149
Changes in operating assets and liabilities:
Accounts receivable	(3,466)	(469)
Prepaid expenses and other current assets	332	74
Other assets	(565)	(391)
Accounts payable and accrued expenses	980	852
Other current liabilities	(188)	(46)
Other long-term liabilities	(53)	42
Other, net	487	—
NET CASH USED IN OPERATING ACTIVITIES	(2,046)	(119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(3,654)
Acquisition - payments made to seller	(849)	(83)
Payments made for earn-outs	(69)	(86)
Purchase of property and equipment	(213)	(98)
NET CASH USED IN INVESTING ACTIVITIES	(1,131)	(3,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third-party financing costs	—	(1,115)
Proceeds from convertible notes	400	4,279
Repayment of convertible notes	(1,386)	(275)
Proceeds from promissory notes	273	1,555
Repayment of promissory notes	(995)	(1,052)
Repayment of bonds	(5)	(100)
Proceeds from accounts receivable financing	2,800	1,772
Repayment of accounts receivable financing overadvance	(863)	—
Proceeds from sale of equity	2,495	—
Financing cost associated with private placements	(274)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,445	5,064

NET (DECREASE) INCREASE IN CASH	(732)	1,024

Effect of exchange rates on cash	(2)	(2)

Cash - Beginning of period	1,969	19

Cash - End of period	$1,235	$1,041

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  As of November 30, 2016, the Company had a working capital deficiency of $(14,467), an accumulated deficit of $(46,941), for the six months ended November 30, 2016 a net loss of $(2,720), and, as of the date these unaudited condensed consolidated financial statements are issued, the Company has approximately $5,342 associated with debt and other amortizing obligations, due in the next 12 months. The Company’s projected cash flows from operations for the same period are not sufficient to address these obligations in the normal course of business. As a result, the Company will need to seek additional funding through capital raises to meet these short term obligations.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from organic revenue growth and managing and reducing operating and overhead costs. In addition, the Company has the ability to raise additional capital through private investments. In November of 2016, the Company engaged Source Capital Group, Inc. (‘Source Capital’) to act as a placement agent to conduct a general solicitation private placement offering solely to accredited investors under Rule 506(c) of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act. The Company is still in discussions with Source Capital regarding funding through private placement. The private placement expires on January 31, 2017.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended May 31, 2016 and 2015, respectively, which are included in the Company’s May 31, 2016 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on August 29, 2016. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended November 30, 2016 are not necessarily indicative of results for the entire year ending May 31, 2017.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. In accordance with ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs”, debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. These reclassifications had no impact on reported results of operations.

The Company has reclassified the Midcap Additional Term Loan from Long-term debt to Other long-term liabilities, as this represents the long term portion of funds received from the Accounts receivable financing facility. These reclassifications had no impact on reported results of operations.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

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

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders receive certain dividends or dividend equivalents that are considered participating securities and our earnings (loss) per share is computed using the two-class method. For the three and six months ended November 30, 2016 and 2015, pursuant to the two-class method, as a result of the net loss, losses were not allocated to the participating securities.

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of November 30, 2016 and 2015 have been excluded from the per share computations, since their inclusion would be anti-dilutive:

	November 30,
	2016	2015
Convertible bonds - Series A	—	17,500
Convertible bonds - Series B	5,401	89,062
Convertible promissory notes	1,227,416	895,159
Convertible preferred shares	592,191	216,191
Warrants	83,764	1,637,903
Options	319,500	330,000
Total	2,228,272	3,185,815

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 4 – DEBT

	November 30,	May 31,
	2016	2016
Bonds:
Bonds - Series B	$50	$55

Convertible Notes:
Non-interest bearing convertible note (January 6, 2016)	359	359
Non-interest bearing convertible note (September 10, 2016)	477	—
8% Convertible Note (July 8, 2015)	1,960	3,920
8% Convertible Note (February 8, 2016)	728	728
Lighthouse- Seller Note #1	1,874	2,124
Lighthouse - Seller Note #2	234	390

Promissory Notes:
Sterling National Bank	184	272
Staffing (UK) - Seller Note	116	144
PeopleServe - Seller Note	395	789
Midcap Financial Trust - Term Loan	2,125	2,375
ABN AMRO - Term Loan	741	821

Less Debt Discount and Deferred Financing Costs	(1,580)	(2,694)

Total Debt	7,663	9,283

Less: Current Portion, Net	(3,716)	(6,097)

Total Long-Term Debt, Net	$3,947	$3,186

Bonds – Series B: On September 30, 2016, the Company amended two Series B bonds totaling $50. The holders received a total of 1,250 common stock shares. In addition, the bonds were extended for six months and will mature on March 31, 2017. For the three and six months ended November 30, 2016, the Company paid $0 and $5 in principal, respectively. For the three and six months ended November 30, 2015, the Company paid $0 and $100, in principal, respectively.

Non-interest bearing convertible note (January 6, 2016): On July 8, 2016, the Company paid $59 in the form of an extension fee to extend the term for an additional six months.

Non-interest bearing convertible note (September 10, 2016): On September 10, 2016, the Company entered into a non interest bearing convertible note for $477, whereby the Company received cash of $400. This note matures in March 2017.

8% Convertible Note (July 8, 2015): During the three and six months ended November 30, 2016, the Company paid cash of $0 and $980 in principal, respectively. During the three months ended November 30, 2016, the Company converted $980 into 890,910 shares of Common Stock. As of the November 30, 2016, all shares had been issued.

On January 3, 2017, the Company entered into an agreement to extend the maturities of the 8% Convertible Note (July 8, 2015) and 8% Convertible Note (February 8, 2016). Under the terms of the extension, the notes will now mature on October 1, 2018 in the amount of $3,126, with 8% interest, first payable on October 1, 2017 and payable quarterly thereafter. The Company also modified the conversion price reducing it from $10.00 per share to $3.00 per share.

Lighthouse Seller Note #1: During the three and six months ended November 30, 2016, the Company paid $125 and $250 in principal, respectively. During the three and six months ended November 30, 2015, the Company paid $0 and $125 in principal, respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Lighthouse Seller Note #2: During the three and six months ended November 30, 2016, the Company paid $78 and $156 in principal, respectively. During the three and six months ended November 30, 2015, the Company paid $0 and $78 in principal, respectively.

Sterling National Bank Promissory Note: During the three and six months ended November 30, 2016, the Company paid $45 and $88 in principal, respectively. During the three and six months ended November 30, 2015, the Company paid $0 and $52 in principal, respectively.

Staffing (UK) – Sellers Note: During the three and six months ended November 30, 2016, the Company paid $14 and $28 in principal, respectively. During the three and six months ended November 30, 2015, the Company paid $14 and $28 in principal, respectively.

PeopleSERVE – Sellers Note: During the three and six months ended November 30, 2016, the Company paid $197 and $395 in principal, respectively. During the three and six months ended November 30, 2015, the Company paid $197 and $394 in principal, respectively.

Midcap Financial Trust – Term Loan: During the three and six months ended November 30, 2016, the Company paid $175 and $250 in principal, respectively. During the three and six months ended November 30, 2015, the Company paid $188 and $375 in principal, respectively.

ABN AMRO Term Loan: In June 2016, Company borrowed an additional $273. All terms of the original loan remain unchanged. During the three and six months ended November 30, 2016, the Company paid $117 and $234 in principal, respectively.

In November of 2016, the Company engaged Source Capital Group, Inc. to act as a placement agent to conduct a general solicitation private placement offering solely to accredited investors under Rule 506(c) of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act. The Company is still in discussions with Source Capital regarding funding through this private placement offering. The private placement expires on January 31, 2017. In connection with the private placement, the Company filed certificates of designation for Series E-1 and E-2 preferred shares. No shares have been issued and in January 2017, the Company had the certificates of designation withdrawn.

NOTE 5 – EQUITY

Common Stock

The Company issued 2,808,801 common shares during the six months ended November 30, 2016 as summarized below:

Shares issued to/for:	Number of common shares issued	Fair Value of shares issued	Fair Value at Issuance (per share)
Conversion of Series D preferred Stock	1,340,960	$2,157	$1.31	$1.74
Conversion of debt	890,910	1,149	1.29	1.29
Private placements	210,645	426	2.35	2.35
Conversion of Series C preferred stock	175,439	332	1.89	1.89
Conversion of Series B preferred stock	133,000	198	1.49	1.49
Consultants	38,297	66	1.56	1.96
Employees	9,800	38	0.69	1.59
Board and Committee members	8,500	15	1.59	1.99
Shares issued for extension of Convertible Bonds	1,250	2	1.36	1.36
	2,808,801	$4,383

The Company’s authorized common stock consists of 20,000,000 shares having par value of $0.00001. The Company had issued and outstanding 9,115,545 and 6,306,744 common stock shares as of November 30, 2016 and May 31, 2016, respectively. During the three months ended November 30, 2016, the Company converted $980 into 890,910 shares of Common Stock.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

 On January 3, 2017, the Company entered into an agreement to extend the maturities of the 8% Convertible Note (July 8, 2015) and 8% Convertible Note (February 8, 2016). Under the terms of the extension, the notes will now mature on October 1, 2018 in the amount of $3,126, with 8% interest, first payable on October 1, 2017 and payable quarterly thereafter. The Company also modified the conversion price reducing it from $10.00 per share to $3.00 per share.   .

On September 27, 2016, the Board of Directors recommended that 790,000 shares of Common Stock, to be issued to management, directors and employees be submitted to shareholders for approval at the next shareholder meeting. These shares were issued erroneously. The Company processed the retraction of these shares in October 2016.

Convertible Preferred Shares

Series B Preferred Stock

On July 8, 2016, holders of Series B Preferred Stock elected to convert all 133,000 shares to 133,000 shares of Common Stock.

The Company had issued and outstanding 0 and 133,000 shares of Series B Preferred Stock, as of November 30, 2016 and May 31, 2016, respectively.

Series C Preferred Stock

On June 16, 2016, the Company filed an Amendment to the Certificate of Designation for the Series C Preferred Stock, par value $0.00001 per share. The Amendment increased the number of Series C Preferred Stock from 500,000 to 2,000,000 shares authorized.

On June 24, 2016, holders of Series C Preferred Stock elected to convert all 175,439 shares to 175,439 shares of Common Stock.

The Company had issued and outstanding 0 and 175,439 shares of Series C Preferred Stock as of November 30, 2016 and May 31, 2016, respectively.

Series D Preferred Stock

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

During the six months ended November 30, 2016, holders of this series converted 118 shares of Series D Preferred Stock to 1,340,960 shares of Common Stock.

	Shares	Balance
Face Value	211	$2,110
Original Issue Discount		(110)
Beneficial Conversion Feature		(615)
Beginning Balance, Net		1,385
Conversions	(118)	(773)
Ending Balance, Net	93	$612

Due to the contingent nature of the cash redemption feature of the Series D Preferred Stock, the Company has classified the shares as temporary equity on the condensed consolidated balance sheet. In addition, at the commitment date these were issued, the Company determined that a beneficial conversion feature (“BCF”) existed in the amount of $615, which was recorded within Additional Paid-In Capital on the condensed consolidated balance sheet.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On September 22, 2016, the Company and Discover Growth Fund agreed that a Trigger Event, as defined in the Stock Purchase Agreement between Staffing 360 Solutions, Inc. and Discover Growth Fund dated June 24, 2016, filed as an exhibit to our Current Report on Form 8-K on June 27, 2016 (the “Series D Purchase Agreement”), had occurred as of September 22, 2016.  A Trigger Event gives the holders of the Series D Preferred Stock certain additional rights and removes certain restrictions in respect of the Series D Preferred Stock, as set forth in the Series D Purchase Agreement. Discover Growth Fund has agreed not to submit any additional conversion notices until the Company obtains stockholder approval for the transaction, so long as such approval is obtained by January 31, 2017.  The Company intends to seek stockholder approval for the transaction at its annual shareholder meeting in January 2017.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of Control Solutions International, Inc. (“CSI”), the purchase price includes monthly cash payments to the former owners and shareholders of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During the six months ended November 30, 2016 and the fiscal year ended May 31, 2016, the Company paid $69 and $160, respectively, towards the earn-out liability. At November 30, 2016 the remaining balance was $1,330 of which approximately $138 is recorded in other current liabilities and $1,192 is recorded in other long-term liabilities.

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

On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit seeking reversal of the judgment and posted a supersedeas bond to

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

stay the execution of the judgment pending appeal.  On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal.  As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal.  On November 3, 2016, oral arguments for the appeal were heard and now the Company is awaiting further instruction from the United States Court of Appeals for the Fifth Circuit.

We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against NewCSI. Nevertheless, there can be no assurance that the outcome of this litigation will be favorable to the Company.

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, Staffing 360 initiated an arbitration before JAMS against three officers of Staffing 360, each a former Staffing 360 officer and employee.  In its demand for arbitration and statement of claim, Staffing 360 alleged that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  Further on September 21, 2016 the arbitrator rendered the final award, which was set at $1,433. The Company is awaiting the respondents’ motion to confirm the award.  In addition, the Company has calculated interest and made a payment towards legal fees included in the final award amount. As of November 30, 2016 the balance is $1,591. This amount has already been fully accrued for and expensed on the Company’s balance sheet.

NOTE 7 – SEGMENTS

The Company’s operating segments, which are consistent with its reportable segments, are organized by geography in accordance with its internal management and reporting structure.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

For the three and six months ended November 30, 2016 and 2015, the Company generated revenue and gross profit by segment as follows:

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2016	2015	2016	2015
United States	$42,050	$36,952	$80,583	$70,712
United Kingdom	5,031	4,362	14,223	6,461
Canada	56	36	81	61
Total Revenue	$47,137	$41,350	$94,887	$77,234

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2016	2015	2016	2015
United States	$6,470	$6,255	$13,620	$11,713
United Kingdom	1,607	1,208	2,950	2,060
Canada	20	7	16	18
Total Gross Profit	$8,097	$7,470	$16,586	$13,791

Selling, general and administrative expenses, excluding depreciation and amortization stated below	$(7,405)	$(8,334)	$(15,090)	$(14,492)
Depreciation and amortization	(761)	(800)	(1,519)	(1,537)
Interest expense	(553)	(755)	(1,196)	(1,281)
Amortization of beneficial conversion feature	(184)	(193)	(369)	(366)
Amortization of debt discount and deferred financing costs	(424)	(568)	(833)	(982)
Other expense	(168)	(40)	(202)	(10)
Loss Before (Provision) Benefit for Income Tax	$(1,398)	$(3,220)	$(2,623)	$(4,877)

As of November 30, 2016 and May 31, 2016, the Company has assets in the U.S., the U.K. and Canada as follows:

	November 30,	May 31,
	2016	2016
United States	$47,083	$43,683
United Kingdom	9,140	10,067
Canada	42	9
Total Assets	$56,265	$53,759

NOTE 8 – ACQUISITIONS

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisition of Lighthouse Placement Services, Inc. (“Lighthouse”) and The JM Group had occurred as of June 1, 2015:

	For the Three Months Ended November 30,	For the Six Months Ended November 30,
	2015	2015
Revenues	$45,706	$89,201
Net loss from continuing operations	$(3,180)	$(4,748)
Net loss per share from continuing operations	$(0.67)	$(1.02)
Weighted average number of common stock shares – Basic and diluted	4,734,999	4,646,016

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Pursuant to the acquisition of Lighthouse, the sellers received 62,460 shares of Common Stock. In the event that the volume weighted average price (“VWAP”) price for the 90 days prior to the anniversary of the acquisition date, is less than $10.00 per share, then the Company shall pay to the sellers an amount equal to $10.00 per share less the VWAP price multiplied by each share. On the anniversary of the acquisition date, the Company calculated the amount as $500. During the three and six months ended November 30, 2016, the Company paid $100 and $500, respectively. On September 8, 2016, the Company paid $173 in relation to the 20,000 shares issued with a corresponding increase to Goodwill of $173.

 Pursuant to the acquisition of The JM Group Limited (“The JM Group”), the purchase price includes a cash payment to the shareholders for performance-based compensation of (a) £850 if the gross profit for the 12 month period ending on the anniversary date of the date of completion (the “Anniversary TTM Gross Profit”) is equal to 90% or more of the gross profit for the twelve months ending October 31, 2015 (the “Completion TTM Gross Profit”); or (b) if the Anniversary TTM Gross Profit is less than 90% of the Completion TTM Gross Profit, a sum equal to £850 multiplied by the Anniversary TTM Gross Profit/Completion TTM Gross Profit. The Company recorded the maximum contingent liability amount of £850 ($1,180). At November 30, 2016 the remaining balance was $1,063 and is recorded in other current liabilities. While unpaid, the liability accrues 10.25% interest per annum.

In addition, the Company will issue an aggregate of 20,000 shares of Common Stock valued at $4.70 totaling $94, if the Anniversary Gross Profit (defined) of The JM Group is 100% or more the Completion Gross Profit (defined). If the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of The JM Group’s Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) 20,000. If the Anniversary Gross Profit is less than 75% of the Completion Gross Profit, no shares are due. Pursuant to the acquisition of The JM Group, in addition to the 20,000 contingent shares discussed above, the sellers received 40,000 shares of Common Stock. In the event that the VWAP price for the 90 days prior to the anniversary of the acquisition date, is less than $10.00 per share, then the Company shall pay to the sellers an amount equal to $10.00 per share less the VWAP price multiplied by each share. As a result of the lower stock price, on November 14, 2016 the Company paid $346 in relation to the 40,000 shares issued and recorded an increase of $346 to Goodwill. On September 8, 2016, the Company paid $173 in relation to the 20,000 shares issued with a corresponding increase to Goodwill of $173.

NOTE 9 – RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

Board and Committee Members

During the three and six months ended November 30, 2016, the Company incurred $13 and $25 in board of director fees to Dimitri Villard. Mr. Villard received 1,500 common shares valued at $3 and 1,500 shares valued at $3, respectively, for his services as a board and committee member for the six months ended November 30, 2016. During the three months ended November 30, 2016, Mr. Villard received 750 common shares valued at $1 and 750 common shares valued at $1, respectively, for his service as a board and committee member. During the three and six months ended November 30, 2015, the Company incurred $13 and $25 for his services as a board and committee member. Mr. Villard received 3,000 common shares valued at $19, for his services as a board and committee member for the six months ended November 30, 2015. During the six months ended November 30, 2015, Mr. Villard received 30,000 shares valued at $150 as a bonus. At November 30, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the three and six months ended November 30, 2016, the Company incurred $13 and $25 in board of director fees to Jeff Grout. In addition, during the six months ended November 30, 2016, Mr. Grout received 1,500 common stock shares valued at $3  and 1,500 common stock shares valued at $3, respectively, for his service as a board and committee member. In addition, during the three months ended November 30, 2016, Mr. Grout received 750 common stock shares valued at $1 and 750 common stock shares valued at $1, respectively, for his service as a board and committee member.  During the three and six months ended November 30, 2015, the Company incurred $13 and $25 in board of director fees and Committee fees to Jeff Grout. During the six months ended November 30, 2015, Mr. Grout 3,000 common shares valued at $19 for his service as board and committee member. My Grout also received 30,000 shares valued at $150 as a bonus during the six months ended November 30, 2015. At November 30, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the three and six months ended November 30, 2016, the Company incurred $13 and $25 in board of director fees to Nick Florio. In the six months ended November 30, 2016, Mr. Florio received 1,500 common stock shares valued at $3 and 1,000 common

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

stock shares valued a $2 for his services as a board and committee member. In the three months ended November 30, 2016, Mr. Florio received 750 common stock shares valued at $1 and 750 common stock shares valued a $1 for his services as a board and committee member. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. At November 30, 2016, the Company has accrued $0 in accounts payable and accrued expenses – related parties account. During the six months ended November 30, 2015, the Company incurred $25 in board of director and committee fees to Nick Florio. In addition, for the six months ended November 30, 2015, Mr. Florio received 2,500 common stock shares valued at $16 for his services as a board and committee member. In addition, on October 30, 2015, Mr. Florio received 30,000 shares valued at $150 as a bonus. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. At November 30, 2015, the Company has accrued $0 in accounts payable and accrued expenses – related parties account.

Other Related Party

At November 30, 2015, the Company had $50 accrued in accounts payable and accrued expenses – related parties account for advisory services provided by Trilogy Capital Partners, Inc. (“Trilogy”). The Company’s former employee, Vice Chairman, President and Secretary, is the majority owner of Trilogy. Effective December 31, 2014, he voluntarily resigned from his positions with the Company and subsidiaries. The Advisory Agreement terminated by December 31, 2015 and the Company did not renew this advisory agreement.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended November 30,
	2016	2015
Cash paid for:
Interest	$944	$859
Income taxes	84	52

Non Cash Investing and Financing Activities:
Common stock issued in connection with purchase of subsidiary	$846	$700
Promissory notes issued in connection with acquisitions	—	3,893
Earn-out liability	—	1,310
Conversion of a convertible note payable	980	—

NOTE 11 – SUBSEQUENT EVENTS

Where applicable, all material subsequent events have been disclosed in their respective footnotes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This section includes a number of forward-looking statement, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Business Model, Operating History and Acquisitions

Our business plan is to expand and grow through multiple acquisitions, which may require additional financing, while continuing to supplement this with organic growth. The Company, excluding discontinued operations, generated revenue of  $41,198, $128,829 and $165,552 for the fiscal years ended May 2014, 2015 and 2016, respectively. This growth has been achieved primarily through acquisitions, while existing operations continue to grow organically.

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

For the three months ended November 30, 2016 as compared to the three months ended November 30, 2015

The following table sets forth the results of our operations for the three months ended November, 2016 and 2015 indicated as a percentage of revenue:

	For the Three Months Ended November 30,
	2016	% of Revenue	2015	% of Revenue	Growth
Revenue	$47,137	100.0%	$41,350	100.0%	14.0%
Direct cost of revenue	39,040	82.8%	33,880	81.9%	15.2%
Gross profit	8,097	17.2%	7,470	18.1%	8.4%
Operating expenses	8,166	17.3%	9,134	22.1%	(10.6)%
Loss from operations	(69)	(0.1)%	(1,664)	(4.0)%	(95.9)%
Other expenses	(1,329)	(2.8)%	(1,556)	(3.8)%	(14.6)%
(Provision) benefit for income taxes	(28)	(0.1)%	42	0.1%	(166.7)%
Net loss	$(1,426)	(3.0)%	$(3,178)	(7.7)%	(55.1)%

Revenue

For the three months ended November 30, 2016, revenue grew 14.0% to $47,137 as compared to $41,350 for the three months ended November 30, 2015. Of that growth, 7.2% is organic, 7.5% is from the acquisition of The JM Group, and (0.7%) from foreign currency translation.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended November 30, 2016 and 2015, direct cost of revenue was $39,040 and $33,880, respectively, or growth of 15.2%, compared to growth in revenue of 14.0%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Our gross profit for the three months ended November 30, 2016 and 2015 was $8,097 and $7,470, respectively, representing gross margin of 17.2% and 18.1% for each period, respectively. While business mix changed during the course of the year with the addition of The JM Group (at generally lower margins than the Company’s average) underlying contract margins were down approximately 220 basis points on the prior year in the Professional segment, and grew by 60 basis points in the Light Industrial segment.

Operating expenses

For the three months ended November 30, 2016, operating expenses amounted to $8,166 as compared to $9,134 for the three months ended November 30, 2015, a decrease of $968 or 10.6%. In addition to total operating expenses decreasing on an absolute basis, as a percentage of revenue, operating expenses improved from 22.1% for the three months ended November 30, 2015 to 17.3% for the three months ended November 30, 2016. The decrease in our operating expenses for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 was primarily attributable to a decrease in legal and other professional expenses associated with the Company’s legal proceedings and various financing transactions, as well as a reduction in non-cash compensation expense.

While cash operating expenses, defined as Total operating expenses excluding Depreciation and amortization as well as other non-cash charges, grew on an absolute basis from $6,970 to $7,178 for the three months ended November 30, 2015 and 2016, respectively, primarily from the acquisition from the JM Group, this represents a significant decline as a percentage of revenue from 16.9% to 15.2% for the same periods.  As we continue to grow revenue, and further leverage our existing support functions, we expect operating expenses as a percentage of revenue to continue to trend lower.

Other Expenses

For the three months ended November 30, 2016 and 2015, Other Expenses primarily includes interest and financing expense of $1,161 and $1,516, respectively, other expense (income) of $164 and $(5), respectively and other restructuring costs totaling $4 and $45, respectively. The restructuring charges in the second quarter of 2017 were residual charges as a result of the Company’s implementation of its Restructuring Plan during fiscal 2015.

For the six months ended November 30, 2016 as compared to the six months ended November 30, 2015

The following table sets forth the results of our operations for the six months ended November, 2016 and 2015 indicated as a percentage of revenue:

	For the Six Months Ended November 30,
	2016	% of Revenue	2015	% of Revenue	Growth
Revenue	$94,887	100.0%	$77,234	100.0%	22.9%
Direct cost of revenue	78,301	82.5%	63,443	82.1%	23.4%
Gross profit	16,586	17.5%	13,791	17.9%	20.3%
Operating expenses	16,609	17.5%	16,029	20.8%	3.6%
Loss from operations	(23)	(0.0)%	(2,238)	(2.9)%	(99.0)%
Other expenses	(2,600)	(2.7)%	(2,639)	(3.4)%	(1.5)%
(Provision) benefit for income taxes	(97)	(0.1)%	7	0.0%	(1485.7)%
Net loss	$(2,720)	(2.9)%	$(4,870)	(6.3)%	(44.1)%

Revenue

For the six months ended November 30, 2016, revenue grew 22.9% to $94,887 as compared to $77,234 for the six months ended November 30, 2015. Of that growth, 10.7% is organic, 12.9% is from the acquisitions of Lighthouse and The JM Group, and (0.7%) from foreign currency translation.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the six months ended November 30, 2016 and 2015, direct cost of revenue was $94,887 and $77,234, respectively, or growth of 23.4%, compared to growth in revenue of 22.9%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Our gross profit for the six months ended November 30, 2016 and 2015 was $16,586 and $13,791, respectively, representing gross margin of 17.5% and 17.9% for each period, respectively. The decrease in margin is primarily attributable to the acquisition of The JM Group and strong organic growth in the Light Industrial segment (both at lower margins than the Company’s average).

Operating expenses

For the six months ended November 30, 2016, operating expenses amounted to $16,609 as compared to $16,029 for the six months ended November 30, 2015, an increase of $580 or 3.6%. Total operating expenses increased on an absolute basis, mainly resulting from the acquisition of Lighthouse and The JM Group, partially offset by decreases in professional fees and non-cash compensation expenses. However, as a percentage of revenue, these amounts were an improvement from 20.8% for the six months ended November 30, 2015 to 17.5% for the six months ended November 30, 2016.

While cash operating expenses, defined as Total operating expenses excluding Depreciation and amortization as well as other non-cash charges, grew on an absolute basis from $12,906 to $14,698 for the six months ended November 30, 2015 and 2016, respectively, this represents a significant decline as a percentage of revenue from 16.7% to 15.5% for the same periods.  As we continue to grow revenue, and further leverage our existing support functions, we expect operating expenses as a percentage of revenue to continue to trend lower.

Other Expenses

For the six months ended November 30, 2016 and 2015, Other Expenses primarily includes interest and financing expense of $2,396 and $2,629, respectively, other expense (income) of $192 and $(40), respectively and other restructuring costs totaling $10 and $50, respectively. The restructuring charges in first quarter 2017 were residual charges as a result of the Company’s implementation of its Restructuring Plan during fiscal 2015.

Non-GAAP Measures

To supplement our condensed consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we may also use non-GAAP financial measures in addition to our GAAP results. We believe non-GAAP financial measures may provide useful information for evaluating our cash operating performance, ability to service debt, compliance with debt covenants and measurement against competitors. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

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

The following table details Revenue and Gross Profit by Service Segment for the three months ended November 30, 2016 and 2015, respectively:

	For the Three Months Ended November 30,
	2016		2015
		Mix		Mix
Light Industrial	$27,346	58%	$23,749	57%
Professional	19,791	42%	17,601	43%
Total Service Revenue	$47,137		$41,350

Light Industrial	$4,309	53%	$3,622	48%
Professional	3,788	47%	3,848	52%
Total Gross Profit	$8,097		$7,470

Light Industrial	15.8%		15.3%
Professional	19.1%		21.9%
Total Gross Margin	17.2%		18.1%

The increase in Light Industrial revenue as a percentage of total revenue from 57% for the three months ended November 30, 2015 to 58% for the three months ended November 30, 2016 was primarily attributable to strong organic growth in that segment, partially offset by the acquisition of The JM Group, as well as organic growth in the existing Professional businesses.  While Professional revenue as a percentage of total revenue declined from 43% for the three months ended November 30, 2015 to 42% for the three months ended November 30, 2016, revenue in this segment for the three months ended November 30, 2016 increased by 12.4% compared to the three months ended November 30, 2015.

Gross margin for the Light Industrial segment increased from 15.3% for the three months ended November 30, 2015 to 15.8% for the three months ended November 30, 2016.  The increase was attributable to changes in client mix and pricing, as well as savings on workers’ compensation costs.

Gross margin for the Professional segment decreased from 21.9% for the three months ended November 30, 2015 to 19.1% for the three months ended November 30, 2016.  The decrease was primarily attributable to the acquisition of The JM Group, which has lower margins than much of the U.S. based portion of the Professional staffing segment.  Additionally, permanent placement revenue as a percentage of Professional segment revenue fell from 4.9% for the three months ended November 30, 2015 to 3.8% for the three months ended November 30, 2016 as contract revenue grew.  Contract gross margins for the three months ended November 30, 2016 for most businesses in the Professional segment were approximately in line with gross margins for the three months ended November 30, 2015.

The following table details Revenue and Gross Profit by Service Segment for the six months ended November 30, 2016 and 2015, respectively:

	For the Six Months Ended November 30,
	2016		2015
		Mix		Mix
Light Industrial	$51,895	55%	$45,105	58%
Professional	42,992	45%	32,129	42%
Total Service Revenue	$94,887		$77,234

Light Industrial	$7,978	48%	$6,658	48%
Professional	8,608	52%	7,133	52%
Total Gross Profit	$16,586		$13,791

Light Industrial	15.4%		14.8%
Professional	20.0%		22.2%
Total Gross Margin	17.5%		17.9%

The increase in Professional revenue as a percentage of total revenue from 42% for the six months ended November 30, 2015 to 45% for the six months ended November 30, 2016 was primarily attributable to the acquisition of Lighthouse and The JM Group, as well as organic growth in the existing Professional businesses.  While Light Industrial revenue as a percentage of total revenue declined from 58% for the six months ended November 30, 2015 to 55% for the six months ended November 30, 2016, revenue in this segment for the six months ended November 30, 2016 increased by 15% compared to the six months ended November 30, 2015, with the increase attributable solely to organic growth.

Gross margin for the Professional segment decreased from 22.2% for the six months ended November 30, 2015 to 20.0% for the six months ended November 30, 2016.  The decrease was primarily attributable to the acquisition of The JM Group, which has lower margins than much of the US based portion of the Professional staffing segment.  Additionally, permanent placement revenue as a percentage of Professional segment revenue fell from 5.4% for the six months ended November 30, 2015 to 3.5% for the six months ended November 30, 2016 as contract revenue grew.  Contract gross margins for the six months ended November 30, 2016 for most businesses in the Professional segment were approximately in line with gross margins for the six months ended November 30, 2015.

Gross margin for the Light Industrial segment increased from 14.8% for the six months ended November 30, 2015 to 15.4% for the six months ended November 30, 2016.  The increase was attributable to changes in client mix and pricing, as well as savings on workers’ compensation costs.

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

The following table provides a reconciliation of Adjusted EBITDA for the three months ended November 30, 2016 and 2015 respectively, to its most directly comparable GAAP measure:

	For the Three Months Ended November 30,
	2016	2015
Net Loss Attributable to Common Stock	$(1,476)	$(3,434)

Interest expense	553	755
Provision (benefit) for income taxes	28	(42)
Depreciation and amortization (1)	1,369	1,561
EBITDA	474	(1,160)

Acquisition, capital raising and other non-recurring expenses (2)	474	765
Other non-cash charges (3)	227	1,364
Dividends - Series A preferred stock	50	50
Other income / (expense)	168	40
Net loss attributable to non-controlling interest	—	206
Adjusted EBITDA	$1,393	$1,265

Trailing Twelve Months ("TTM") Adjusted EBITDA	$5,379	$2,435

(1)  Includes amortization included in other expenses

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

Adjusted EBITDA for the three months ended November 30, 2016 of $1,393, grew by 10.1% from $1,265 for the three months ended November 30, 2015. For the trailing 12-months (“TTM”) ended November 30, 2016, AEBITDA of $5,379, grew over 120% from Adjusted EBITDA of $2,435 for the TTM ended November 30, 2015.  This growth is attributable to earnings from the acquisition of Lighthouse and The JM Group, as well as flow through of revenue arising from organic growth.

The following table provides a reconciliation of Adjusted EBITDA for the six months ended November 30, 2016 and 2015 respectively, to its most directly comparable GAAP measure:

	For the Six Months Ended November 30,
	2016	2015
Net Loss Attributable to Common Stock	$(2,820)	$(5,191)

Interest expense	1,196	1,281
Provision (benefit) for income taxes	97	(7)
Depreciation and amortization (1)	2,721	2,885
EBITDA	1,194	(1,032)

Acquisition, capital raising and other non-recurring expenses (2)	1,263	998
Other non-cash charges (3)	392	1,586
Dividends - Series A preferred stock	100	100
Other income / (expense)	202	10
Net loss attributable to non-controlling interest	—	221
Adjusted EBITDA	$3,151	$1,883

Trailing Twelve Months ("TTM") Adjusted EBITDA	$5,379	$2,435

(1)  Includes amortization included in other expenses

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

Adjusted EBITDA for the six months ended November 30, 2016 of $3,151, grew by 67.3% from $1,883 for the six months ended November 30, 2015. For the trailing 12-months (“TTM”) ended November 30, 2016, AEBITDA of $5,379, grew over 120% from AEBITDA of $2,435 for the TTM ended November 30, 2015.  This growth is attributable to earnings from the acquisition of Lighthouse and The JM Group, as well as flow through of revenue arising from organic growth.

Operating Leverage Operating Leverage is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis (“TTM”). We believe Operating Leverage provides investors with a measure of the Company’s efficiency for converting incremental gross profit into incremental Adjusted EBITDA.

The following table details the Company’s Operating Leverage for the twelve months ended November 30, 2016 and 2015, respectively:

	For the Twelve Months Ended November 30,
	2016	2015
Gross Profit - TTM (Current Period)	$31,842	$24,333
Gross Profit - TTM (Prior Period)	24,333	20,066
Gross Profit - Growth	$7,509	$4,267

Adjusted EBITDA - TTM (Current Period)	$5,379	$2,435
Adjusted EBITDA - TTM (Prior Period)	2,435	(991)
Adjusted EBITDA - Growth	$2,944	$3,426

Operating Leverage	39.2%	80.3%

Operating leverage in TTM November 30, 2015 is unusually high due to the reversal from negative AEBITDA – TTM (prior period) to significant positive AEBITDA – TTM (current period).

Leverage Ratio Calculated as Total Debt, gross of any debt discount and deferred financing costs, plus earnouts, less surety bonds for such earnouts, divided by Adjusted EBITDA for the trailing 12-months. We believe this measure is helpful to investors as an indicator of the Company’s ability to service its debt.

The following table details the Company’s Leverage Ratio as of November 30, 2016 and 2015, respectively:

	November 30,
	2016	2015
Total Debt, Net	$7,663	$12,058
Addback: Total Debt Discount and Deferred Financing Costs	1,580	2,490
Earnouts	2,390	2,781
Less: Surety Bond	(1,405)	—
Net Debt	$10,228	$17,329

Adjusted EBITDA - TTM	$5,379	$2,435

Leverage Ratio	1.9x	7.1x

Operating Cash Flow Including Proceeds from Accounts Receivable Financing calculated as net cash (used in) provided by operating activities plus net proceeds from accounts receivable financing.  Because much of the Company’s contractor payroll expense is paid weekly and in advance of clients remitting payment for invoices, operating cash flow is often weaker in staffing companies where revenue and accounts receivable are growing.  Accounts receivable financing is essentially an advance on client remittances and is primarily used to fund contractor payroll.  As such, we believe this measure is helpful to investors as an indicator of the Company’s underlying operating cash flow.

The following table details the operating cash flow including proceeds from accounts receivable financing for the six months ending November 30, 2016 and 2015, respectively:

	For the Six Months Ended November 30,
	2016	2015
Net cash (used in) provided by operating activities	$(2,046)	$(119)

Proceeds from accounts receivable financing	2,800	1,772

Net cash (used in) provided by operating activities including proceeds from accounts receivable financing	$754	$1,653

The Leverage Ratio and Operating Cash Flow Including Proceeds from Accounts Receivable Financing should be considered together with the information in the “Liquidity and Capital Resources” section, immediately below.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we have funded our operations through promissory notes, bonds, convertible notes, private placement offerings and from advances from our majority shareholders/officers/directors.

As of November 30, 2016, the Company had a working capital deficiency of $(14,467), an accumulated deficit of $(46,941), for the six months ended November 30, 2016 a net loss of $(2,720), and, as of the date these unaudited condensed consolidated financial statements are issued, the Company has approximately $5,342 associated with debt and other amortizing obligations, due in the next 12 months. The Company’s projected cash flows from operations for the same period are not sufficient to address these obligations in the normal course of business. Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from organic revenue growth and managing and reducing operating and overhead costs. As a result, the Company will need to seek additional funding through capital raises to meet these short term obligations. In November of 2016, the Company engaged Source Capital Group, Inc.(“Source Capital”) to act as a placement agent to conduct a general solicitation private placement offering solely to accredited investors under Rule 506(c) of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act. The Company is still in discussions with Source Capital regarding funding through this private placement offering. The private placement expires on January 31, 2017. In addition, the Company may seek to raise additional capital through private investments. Management continues to have discussions with other potential investors.

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

If we are able to secure potential future financings, we believe that we will be able to implement our business plan and pursue the acquisition of a broad spectrum of staffing agencies primarily in the accounting and finance, IT, engineering, administration and light industrial disciplines. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a potential downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Operating activities

For the six months ended November 30, 2016, net cash used in operations of $2,046 was primarily attributable to the net loss of $2,720, changes in operating assets and liabilities totaling $(2,473) offset by non-cash adjustments of $3,147. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $3,466, an increase in other non current assets of $565, a decrease in other current liabilities of $188; a decrease in other long term liabilities of $53, partially offset by an increase in accounts payable and accrued expenses of $980, a decrease in prepaid expenses and other current asset of $332 and an increase in other of $487. Total non-cash adjustments of $3,147 primarily includes amortization of intangible assets of $1,364, amortization of debt discounts and beneficial conversion features of $1,202, other of $(89), stock based compensation of $344, loss on settlement of debt of $169 and depreciation of $155.

For the six months ended November 30, 2015, net cash used in operations of $119 was primarily attributable to the net loss of $4,870 and non-cash adjustments of $4,689 offset by changes in operating assets and liabilities totaling $62. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $469, decrease in prepaid expenses and other current assets of $74, increase in other assets of $391, increase in accounts payable and accrued expenses of $852, increase in other long term liabilities of $42 and a decrease in other current liabilities of $46. Non-cash adjustments totaling $4,689 primarily includes depreciation and amortization totaling $2,885, share based compensation totaling $1,611, gain on settlement of debt of $36, write off of fixed assets of $49 and other of $149.

Operating cash flow including proceeds from accounts receivable financing was $754 and $1,653 for the six months ended November 30, 2016 and November 30, 2015 respectively.

Investing activities

For the six months ended November 30, 2016, net cash flows used in investing activities was $1,131 which is primarily due to payments made to sellers of $849 for the purchase of JM Group, purchase of property and equipment of $213, and payments made towards earn-out agreements totaling $69.

For the six months ended November 30, 2015, net cash flows used in investing activities was $3,921 and was attributable to the purchase of property and equipment of $98, payments due to sellers of $83, payments of $86 made for the earn-out agreement and cash paid for purchase of subsidiaries (Lighthouse and The JM Group) of $3,654.

Financing activities

For the six months ended November 30, 2016, net cash flows provided by financing activities totaled $2,445 and was attributable to proceeds from accounts receivable financing $2,800, proceeds from sale of equity $2,495, proceeds from convertible notes of $400, proceeds from promissory note of $273; offset by repayment of convertible notes of $(1,386), repayment of promissory notes $(995), payments for over advance of accounts receivable financing $(863), and financing cost associated with private placements $(274).

For the six months ended November 30, 2015, net cash flows provided by financing activities totaled $5,064 and was attributable to proceeds of $4,279 from the issuance of convertible note payable, proceeds of $1,555 from the issuance of promissory notes and $1,772 from proceeds from accounts receivable financing. In addition, the Company recorded third party financing costs of $1,115, repaid $275 in convertible notes, and repaid promissory notes of $1,052.

 Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements for the year ended May 31, 2016 filed with the SEC on August 29, 2016.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

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

Notwithstanding the existence of some material weaknesses, described below, management believes that the consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”).

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the six months ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit seeking reversal of the judgment and posted a supersedeas bond to stay the execution of the judgment pending appeal.  On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal.  As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal.  On November 3, 2016, oral arguments for the appeal were heard and now the Company is awaiting further instruction from the United States Court of Appeals for the Fifth Circuit.

We believe that the Company acted in a manner consistent with our contractual rights, and we intend to aggressively defend the Company against NewCSI. Nevertheless, there can be no assurance that the outcome of this litigation, will be favorable to the Company.

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, Staffing 360 initiated an arbitration before JAMS against three officers of Staffing 360, each a former Staffing 360 officer and employee.  In its demand for arbitration and statement of claim, Staffing 360 alleged that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  Further on September 21, 2016 the arbitrator rendered the final award, which was set at $1,433. The Company is awaiting the respondents’ motion to confirm the award.  In addition, the Company has calculated interest and made a payment towards legal fees included in the final award amount. As of November 30, 2016 the balance is $1,591. This amount has already been fully accrued for and expensed on the Company’s balance sheet.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Designations, Preferences and Rights of Series E-1 Preferred Stock
3.2	Certificate of Designations, Preferences and Rights of Series E-2 Preferred Stock
10.1	Letter Agreement, dated October 3, 2016, between Staffing 360 Solutions, Inc. and Hillair Capital Investments L.P. (incorporated by reference from the Company’s Form 8-K filed on October 7, 2016)
10.2	Amended Letter Agreement, dated October 14, 2016, between Staffing 360 Solutions, Inc. and Hillair Capital Investments L.P., and described in the Company’s Form 8-K/A filed on October 20, 2016
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

† In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 13, 2017	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: January 13, 2017	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)