Form 10-KT
period 2016-12-31
Staffing 360 Solutions, Inc.
filed 2017-04-12
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________

or

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2016 to December 31, 2016

COMMISSION FILE NUMBER: 001-37575

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	68-0680859
(State of incorporation)	(I.R.S. Employer Identification)

641 Lexington Avenue

27th Floor

New York, New York 10022

(Address of principal executive offices)

(646) 507-5710

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  Common Stock, par value $0.00001.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to this Form 10-K/T. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one)

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act):    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $9,587,626 based on the closing price (last sale of the day) for the registrant’s common stock on the Nasdaq exchange on June 30, 2016 of $1.58 per share.

As of April 12, 2017, 14,498,979 shares of common stock, $0.00001 par value, were outstanding.

Staffing 360 Solutions, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Form 10-K/T (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; government policies, legislation or judicial decisions adverse to our businesses; potential cost overruns and possible rejection of our business model and/or sales methods; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Annual Report, including the “Risk Factors” in Item 1A of this Annual Report and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Staffing 360” and the “Company” mean Staffing 360 Solutions, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in thousands of U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the transition period ended December 31, 2016.

PART I

ITEM 1. BUSINESS

General

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation, which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring, suitable, mature, profitable, operating, domestic and international staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration and light industrial disciplines.

All amounts in this Annual Report are expressed in thousands, except share and per share amounts, or unless otherwise indicated.

Change of Year End

On February 28, 2017, the board of directors (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53 week year ending on the Saturday closest to the 31st of December, effective December 31, 2016. This transition report on Form 10-K/T reports our financial results for the period from June 1, 2016 through December 31, 2016, which we refer to as the “Transition Period” in this report. Following the Transition Period, we will file annual reports for each twelve month period ended the Saturday closest to December 31 of each year beginning with December 31, 2017.

Business Model and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of United States (“U.S.”) and United Kingdom (“U.K.”) based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the accounting and finance, IT, engineering, administration (collectively, the “Professional Sector”) and light industrial (“Light Industrial Sector”) disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed six acquisitions that are more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating History

The Company generated revenue of $109.4 million, $165.6 million, $128.8 million and $41.2 million for the Transition Period, fiscal years ended May 31, 2016, 2015 and 2014, respectively. This growth has been achieved primarily through acquisitions, while operations continued to grow organically 11.1% during the transition period and, on average, grew 8.8% between the fiscal years ended May, 31 2014 and 2016.

Industry Background

The staffing industry is divided into three major segments: temporary staffing services, professional employer organizations (“PEOs”) and placement agencies. Temporary staffing services provide workers for limited periods, often to substitute for absent permanent workers or to help during periods of peak demand. These workers, who are often employees of the temporary staffing agency, will generally fill clerical, technical, or industrial positions. PEOs, sometimes referred to as employee leasing agencies, contract to provide workers to customers for specific functions, often related to human resource management. In many cases, a customer’s employees are hired by a PEO and then contracted back to the customer. Placement agencies, sometimes referred to as executive recruiters or headhunters, find workers to fill permanent positions at customer companies. These agencies may specialize in placing senior managers, mid-level managers, technical workers, or clerical and other support workers.

The Company considers itself a temporary staffing company within the broader staffing industry. However, the Company provides permanent placements at the request of existing clients and some consulting services.

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

Major end-use customers include businesses from a wide range of industries such as manufacturing, construction, wholesale and retail. Marketing involves direct sales presentations, referrals from existing clients and advertising. Agencies compete both for customers and workers. Depending on market supply and demand at any given time, agencies may allocate more resources either to finding potential employers or potential workers. Permanent placement agencies work either on a retained or on a contingency basis. Clients may retain an agency for a specific job search or on contract for a specific period. Temporary staffing services charge customers a fixed price per hour or a standard markup on prevailing hourly rates.

For many staffing companies, demand is lower late in the fourth calendar quarter and early in the first calendar quarter, partly because of holidays, and higher during the rest of the year. Staffing companies may have high receivables from customers. Temporary staffing agencies and PEOs must manage a high cash flow because they funnel payroll payments from employers. Cash flow imbalances also occur because agencies must pay workers even though they haven't been paid by clients.

The revenue of staffing companies depends on the number of jobs they fill, which in turn can depend upon the economic environment. During economic slowdowns, many client companies stop hiring altogether. Internet employment sites expand a company’s ability to find workers without the help of traditional agencies. Staffing companies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing the use of sophisticated, automated job description and candidate screening tools could make many traditional functions of personnel agencies obsolete. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing agency.

To avoid large placement agency fees, big companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge a fee based on a percentage of the first year's salary of a new worker, companies with many jobs to fill have a financial incentive to avoid agencies.

Many staffing companies are small and may depend heavily on a few big customers for a large portion of revenue. Large customers may lead to increased revenue, but also expose agencies to higher risks. When major accounts experience financial hardships, and have less need for temporary employment services, agencies stand to lose large portions of revenue.

The loss of a staff member who handles a large volume of business may result in a large loss of revenue for a staffing company. Individual staff members, rather than the staffing company itself, usually develop strong relationships with customers. Staff members who move to another staffing company are often able to move customers with them.

Some of the best opportunities for temporary employment are in industries traditionally active in seasonal cycles, such as manufacturing, construction, wholesale and retail. However, seasonal demand for workers creates cash flow fluctuations throughout the year.

Staffing companies are regulated by the U.S. Department of Labor (“DOL”) and the Equal Employment Opportunity Commission (“EEOC”), and often by state authorities. Many federal anti-discrimination rules regulate the type of information that employment firms can request from candidates or provide to customers about candidates. In addition, the relationship between the agency and the temporary employees, or employee candidates may not always be clear, resulting in legal and regulatory uncertainty. PEOs are often considered co-employers along with the client, but the PEO is responsible for employee wages, taxes and benefits. State regulation aims to ensure that PEOs provide the benefits they promise to workers.

Trends in the Staffing Business

Start-up costs for a staffing company are very low. Individual offices can be profitable, but consolidation is driven mainly by the opportunity for large agencies to develop national relationships with big customers. Some agencies expand by starting new offices in promising markets, but most prefer to buy existing independent offices with proven staff and an existing customer roster.

At some companies, temporary workers have become such a large part of the workforce that staffing company employees sometimes work at the customer's site to recruit, train, and manage temporary employees. The Company has a number of onsite relationships with its customers. Staffing companies try to match the best qualified employees for the customer's needs, but often provide additional training specific to that company, such as instruction in the use of proprietary software.

Some personnel consulting firms and human resource departments are increasingly using psychological tests to evaluate potential job candidates. Psychological or liability testing has gained popularity, in part, due to recent fraud scandals. In addition to stiffer background checks, headhunters often check the credit history of prospective employees.

We believe the trends of outsourcing entire departments and dependence on temporary and leased workers will expand opportunities for staffing companies. Taking advantage of their expertise in assessing worker capabilities, some staffing companies manage their clients’ entire human resource functions. Human resources outsourcing (“HRO”) may include management of payroll, tax filings, and benefit administration services. HRO may also include recruitment process outsourcing (“RPO”), whereby an agency manages all recruitment activities for a client.

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

Competition

The Company’s staffing divisions face competition in attracting clients as well as temporary candidates. The staffing industry is highly competitive, with a number of firms offering services similar to those provided by the Company on a national, regional or local basis. In many areas, the local staffing companies are our strongest competitors. The most significant competitive factors in the staffing business are price and reliability of service. The Company believes its competitive advantage stems from its experience in niche markets, and commitment to the specialized employment market, along with its growing global presence.

The staffing industry is characterized by a large number of competing companies in a fragmented sector. Major competitors also exist across the sector, but as the industry affords low barriers to entry, new entrants are constantly introduced to the marketplace.

The top layer of competitors includes large corporate staffing and employment companies which have yearly revenue of $75 million or more. The next (middle) layer of the competition consists of medium-sized entities with yearly revenue of $10 million or more. The largest portion of the marketplace is the bottom layer of this competitive landscape consisting of small, individual-sized or family-run operations. As barriers to entry are low, sole proprietors, partnerships and small entities routinely enter the industry.

Employees

The Company employs approximately 200 full-time employees as part of our internal operations. Additionally, the Company employs more than 4,300 individuals that are placed directly with our clients through our various operating subsidiaries.

ITEM 1A. RISK FACTORS.

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Form 10-K/T, including our consolidated financial statements and related notes. Our business, financial condition, and results of operations, could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, the financial condition and the results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.

We have incurred significant losses since our inception and anticipate that we will incur continued losses for the next several years and thus may never achieve or maintain profitability.

We anticipate that we will incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with the staffing industry, we are unable to predict the extent of any future losses or when we will become profitable, if at all.  Expected future operating losses will have an adverse effect on our cash resources, stockholders’ equity and working capital.

Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, diversify our portfolio of staffing companies, or continue our operations. A decline in our value could also cause you to lose all or part of your investment.

We have significant debt that could adversely affect our financial health and prevent us from fulfilling our obligations or put us at a competitive disadvantage.

Our level of debt and the limitations imposed on us by our lenders could have a material impact on investors, including the requirement to use a portion of our cash flow from operations for debt service rather than for our operations and the need to comply with the various covenants associated with such debt. Additionally, we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing. We could also be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions, or we may be disadvantaged compared to competitors with less leverage.

Our debt instruments contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

Covenants in our debt instruments impose operating and financial restrictions on us. These restrictions prohibit or limit our ability to, among other things:

•	pay cash dividends to our stockholders;
•	redeem or repurchase our common stock or other equity;
•	incur additional indebtedness;
•	permit liens on assets;
•	make certain investments (including through the acquisition of stock, shares, partnership or limited liability company interests, any loan, advance or capital contribution);
•	sell, lease, license, lend or otherwise convey an interest in a material portion of our assets; and
•	cease making public filings under the Securities Exchange Act of 1934, as amended.

Our failure to comply with the restrictions in our debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

In addition, these restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities. Moreover, additional debt financing we may seek, if permitted, may contain terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

The exercise of our current debt instruments could be highly dilutive to the holdings of our existing stockholders.

Certain of our current debt instruments are highly dilutive.  The number of shares of our common stock that may be issued pursuant to the conversion premiums in such debt instruments and if we elect to pay such dividends in shares may be significant, but cannot be determined at this time because the applicable calculations are based on our stock price during a period surrounding the date of the conversion.  The exercise of our existing outstanding dilutive Common Stock equivalents, which are exercisable for or convertible into shares of our Common Stock, would dilute the proportionate ownership and voting power of existing stockholders and may cause the market price for our common stock to decline.

We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings under our debt instruments, we may not be able to continue our operations.

We require significant amounts of working capital to operate our business. We often have high receivables from our customers, and as a staffing company, we are prone to cash flow imbalances because we funnel payroll payments from employers to temporary workers. Cash flow imbalances also occur because we must pay temporary workers even when we have not been paid by our customers. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. In particular, we use working capital to pay expenses relating to our temporary workers and to satisfy our workers’ compensation liabilities. As a result, we must maintain sufficient cash availability to pay temporary workers and fund related tax liabilities prior to receiving payment from customers.

In addition, our operating results tend be unpredictable from quarter to quarter.  Demand for our services is typically lower during traditional national vacation periods in the United States and United Kingdom when customers and candidates are on vacation.  No single quarter is predictive of results from future periods. Any extended period of time with low operating results or cash flow imbalances could have a material adverse effect on our business, financial condition and results of operations.

We derive working capital for our operations through cash generated by our operating activities and borrowings under our debt instruments. We believe that our current sources of capital are adequate to meet our working capital needs. However, our available sources of capital are limited. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms. The amount we are entitled to borrow under our debt instruments is calculated monthly based on the aggregate value of certain eligible trade accounts receivable generated from our operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. The aggregate value of our eligible accounts receivable may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, which could reduce our ability to react to changes in the market or industry conditions.

We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

As of December 31, 2016, the Company had a working capital deficiency of $15,091, an accumulated deficit of $47,847, for the seven months ended December 31, 2016 a net loss of $3,610, and, as of the date these financial statements are issued, the Company has approximately $4,377 associated debt and other amortizing obligations, due in the next 12 months.  As a result of our recent financings, we believe that we will be able to fund our operations, implement our business plan and pursue the acquisition of broad spectrum staffing companies through the next twelve months. However, we will need to raise additional capital to pursue growth opportunities, improve our infrastructure, finance our operations and otherwise make investments in assets and personnel that will allow us to remain competitive. Additional capital would be used to accomplish the following:

•	financing our current operating expenses;
•	pursuing growth opportunities;
•	making capital improvements to improve our infrastructure;
•	hiring and retaining qualified management and key employees;
•	responding to competitive pressures;
•	complying with regulatory requirements; and
•	maintaining compliance with applicable laws.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then-outstanding. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

Although our common stock is listed on the NASDAQ Capital Market, it has only been traded on the NASDAQ Capital Market since September 29, 2015, when our common stock uplisted to the national exchange.  Before that time, our common stock was traded on the OTCBB tier of the over-the-counter securities market run by FINRA, as well as OTCQB run by OTC Markets, and it first began trading on February 15, 2013.  Historically, the market price of our common stock has fluctuated over a wide range. Between our stock split occurring on September 17, 2015 and March 7, 2017, our common stock traded in a range from $0.54 to $7.74 per share. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. In addition, on January 25, 2017, we received a letter from the Listing Qualifications Department of the NASDAQ Capital Market notifying us that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, the common stock did not meet the minimum bid price of $1.00 per share required by NASDAQ Listing Rule 5550(a)(2), initiating an automatic 180 calendar-day grace period for us to regain compliance.

Limited liquidity in the trading market for our common stock may adversely affect a stockholder's ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, or if our shares are delisted from the NASDAQ Capital Market, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or "float" for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for a stockholder to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

•	our quarterly or annual operating results;
•	changes in our earnings estimates;
•	investment recommendations by securities analysts following our business or our industry;
•	additions or departures of key personnel;
•	changes in the business, earnings estimates or market perceptions of our competitors;
•	our failure to achieve operating results consistent with securities analysts' projections;
•	changes in industry, general market or economic conditions; and
•	announcements of legislative or regulatory changes.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in the staffing industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our stock price.

An investment in our common stock should be considered illiquid and high risk.

An investment in our common stock requires a long-term commitment, with no certainty of return. Because we did not become a public reporting company by the traditional means of conducting an underwritten initial public offering of our common stock, we may be unable to establish a liquid market for our common stock. In addition, investment banks may be less likely to agree to underwrite primary or secondary offerings on our behalf or our stockholders in the future than they would if we had become a public reporting company by means of an underwritten initial public offering of common stock. If all or any of the foregoing risks occur, it would have a material adverse effect on us.

The United States Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.  FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our Executive Chairman and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, cause downgrades in our future debt ratings leading to higher borrowing costs and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital.

We face risks associated with litigation and claims.

We are a party to certain legal proceedings that are currently pending, including NewCSI, Inc. vs. Staffing 360 Solutions, Inc. and Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc., as further described in this Form 10-K/T.  In addition, from time to time, we may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business and relate to contractual and other obligations. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

The potential U.K. exit from the European Union as a result of the U.K. triggering Article 50 of the Treaty on European Union could harm our business, financial condition or results of operations.

On March 29, 2017, the U.K. triggered Article 50 of the Treaty on European Union by notifying the European Council of its intention to withdraw from the European Union (commonly referred to as the “Brexit”). Negotiations have commenced to determine the future terms of the U.K.’s relationship with the European Union, including the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate.

The announcement of Brexit also created (and the actual exit of the U.K. from the European Union may create future) global economic uncertainty. The actual exit of the U.K. from the European Union could cause disruptions to and create uncertainty surrounding our business. Any of these effects of Brexit (and the announcement thereof), and others we cannot anticipate, could harm our business, financial condition or results of operations.

Our revenue may be adversely affected by fluctuations in currency exchange rates.

A significant portion of our expenditures are expected to be derived or spent in British pounds. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the British pound will impact the amount of our revenues and net income. For example, if the British pound appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the British pound depreciates relative to the U.S. dollar, which was the case during 2016, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported consolidated sales even though we may have experienced an increase in sales transacted in the British pound. Conversely, the impact of currency fluctuations may result in an increase in reported consolidated sales despite declining sales transacted in the British pound. The exchange rate from the U.S. dollar to the British pound has fluctuated substantially in the past and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

We depend on attracting, integrating, managing, and retaining qualified personnel.

Our success is substantially dependent upon our ability to attract, integrate, manage and retain personnel who possess the skills and experience necessary to fulfill our customers’ needs. Our ability to hire and retain qualified personnel could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified personnel, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to manage the performance of our personnel. Failure to successfully manage the performance of our personnel could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income.

We depend on our ability to attract and retain qualified temporary workers.

In addition to the members of our own team, our success is substantially dependent on our ability to recruit and retain qualified temporary workers who possess the skills and experience necessary to meet the staffing requirements of our customers. We are required to continually evaluate our base of available qualified personnel to keep pace with changing customer needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available.

Our revenue can vary because our customers can terminate their relationship with us at any time with limited or no penalty.

We focus on providing mid-level professional and light industrial personnel on a temporary assignment-by-assignment basis, which customers can generally terminate at any time or reduce their level of use when compared to prior periods. To avoid large placement agency fees, large companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge a fee based on a percentage of the first year’s salary of a new worker, companies with many jobs to fill have a large financial incentive to avoid agencies.

Our business is also significantly affected by our customers’ hiring needs and their views of their future prospects. Our customers may, on very short notice, terminate, reduce or postpone their recruiting assignments with us and, therefore, affect demand for our services. As a result, a significant number of our customers can terminate their agreements with us at any time, making us particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace. This could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain existing customers or attract new customers, our results of operations could suffer.

Increasing the growth and profitability of our business is particularly dependent upon our ability to retain existing customers and capture additional customers. Our ability to do so is dependent upon our ability to provide high quality services and offer competitive prices. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new customers and our existing customer base could decrease, either or both of which could have an adverse impact on our revenues.

We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk that our services could become obsolete or uncompetitive.

The markets for our services are highly competitive. Our markets are characterized by pressures to provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules and reduce prices. Furthermore, we face competition from a number of sources, including other executive search firms and professional search, staffing and consulting firms. Several of our competitors have greater financial and marketing resources than we do.  New and existing competitors are aided by technology, and the market has low barriers to entry.  Furthermore, Internet employment sites expand a company’s ability to find workers without the help of traditional agencies. Personnel agencies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing the use of sophisticated, automated job description and candidate screening tools could make many traditional functions of staffing companies obsolete. Specifically, the increased use of the internet may attract technology-oriented companies to the professional staffing industry. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing company.

Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative capabilities and technologies that are more effective, easier to use or more economical than our services. In addition, we believe that, with continuing development and increased availability of information technology, the industries in which we compete may attract new competitors. If our capabilities and technologies become obsolete or uncompetitive, our related sales and revenue would decrease. Due to competition, we may experience reduced margins on our services, loss of market share, and loss of customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be materially adversely affected.

Our operations may be affected by global economic fluctuations.

Customers’ demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. As a staffing company, our revenue depends on the number of jobs we fill, which in turn depends on economic growth. During economic slowdowns, many customer companies stop hiring altogether. For example, in prior economic downturns, many employers in our operating regions reduced their overall workforce to reflect the slowing demand for their products and services. We may face lower demand and increased pricing pressures during these periods, which this could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by risks associated with acquisitions and joint ventures.

We are engaged in the acquisition of U.S. and U.K. based staffing companies, and our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes.  To date, we have completed six acquisitions.  We intend to expand our business through acquisitions of complementary businesses, services or products, subject to our business plans and management's ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing service categories. In certain circumstances, acceptable investments or acquisition targets might not be available. Acquisitions involve a number of risks, including:

•	difficulty in integrating the operations, technologies, products and personnel of an acquired business, including consolidating redundant facilities and infrastructure;
•	potential disruption of our ongoing business and the distraction of management from our day-to-day operations;
•	difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position;
•	difficulty maintaining the quality of services that such acquired companies have historically provided;
•	potential legal and financial responsibility for liabilities of acquired businesses;
•	overpayment for the acquired company or assets or failure to achieve anticipated benefits, such as cost savings and revenue enhancements;
•	increased expenses associated with completing an acquisition and amortizing any acquired intangible assets;
•	challenges in implementing uniform standards, accounting policies, customs, controls, procedures and policies throughout an acquired business;
•	failure to retain, motivate and integrate key management and other employees of the acquired business; and
•	loss of customers and a failure to integrate customer bases.

Our business plan for continued growth through acquisitions is subject to certain inherent risks, including accessing capital resources, potential cost overruns and possible rejection of our business model and/or sales methods. Therefore, we provide no assurance that we will be successful in carrying out our business plan. We continue to pursue additional debt and equity financing to fund our business plan. We have no assurance that future financing will be available to us on acceptable terms or at all.

In addition, if we incur indebtedness to finance an acquisition, it may reduce our capacity to borrow additional amounts and require us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the cash resources available to us to fund capital expenditures, pursue other acquisitions or investments in new business initiatives and meet general corporate and working capital needs. This increased indebtedness may also limit our flexibility in planning for, and reacting to, changes in or challenges relating to our business and industry.  The use of our common stock or other securities (including those convertible into or exchangeable or exercisable for our common stock) to finance any such acquisition may also result in dilution of our existing shareholders.

The potential risks associated with future acquisitions could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, our customer relationships and our ability to attract new customers may be adversely affected.

Our business could be interrupted by damage to or disruption of our computer and telecommunications equipment and software systems, and we may lose data. Our customers’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our customers may be impaired, we may lose customers, our ability to attract new customers may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate. If an interruption by damage to or disruption of our computer and telecommunications equipment and software systems occurs, we could be liable and the market perception of our services could be harmed.

We could be harmed by improper disclosure or loss of sensitive or confidential company, employee, associate or customer data, including personal data.

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, customers, associates and candidates, a portion of which is confidential and/or personally sensitive. In doing so, we rely on our own technology and systems, and those of third party vendors we use for a variety of processes. We and our third party vendors have established policies and procedures to help protect the security and privacy of this information. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

We may be exposed to employment-related claims and losses, including class action lawsuits, which could have a material adverse effect on our business.

We employ people internally and in the workplaces of other businesses. Many of these individuals have access to customer information systems and confidential information. The risks of these activities include possible claims relating to:

•	discrimination and harassment;
•	wrongful termination or denial of employment;
•	violations of employment rights related to employment screening or privacy issues;
•	classification of temporary workers;
•	assignment of illegal aliens;
•	violations of wage and hour requirements;
•	retroactive entitlement to temporary worker benefits;
•	errors and omissions by our temporary workers;
•	misuse of customer proprietary information;
•	misappropriation of funds;

•	damage to customer facilities due to negligence of temporary workers; and
•	criminal activity.

We may incur fines and other losses or negative publicity with respect to these problems. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.

Our compliance with complicated regulations concerning corporate governance and public disclosure has resulted in additional expenses. Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating public companies.

We are faced with expensive, complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure.  In addition, as a staffing company, we are regulated by the U.S. Department of Labor, the Equal Employment Opportunity Commission, and often by state authorities. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing compliance work.

Our failure to comply with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

The requirements of being a public company place significant demands on our resources.

As a public company, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Capital Market, have imposed various requirements on public companies. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, and changes in required accounting practices and rules adopted by the Securities and Exchange Commission and the by NASDAQ Capital Market, would likely result in increased costs to us as we respond to their requirements.

Shareholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

We do not intend to pay dividends on our common stock. Consequently, your ability to achieve a return on your investment will depend on the appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings, if any, for the development, operation, and expansion of our business, and we do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. Any return to holders of our common stock would therefore be limited to the appreciation of their stock.

We are limited in our ability to pay dividends by certain of our existing agreements.  In addition, so long as any shares of Series A Preferred Stock are outstanding, as they are at this time, we are not able to declare, pay or set apart for payment any dividend on any shares of common stock, unless at the time of such dividend we have paid all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock.  Therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Upon our dissolution, you may not recoup all or any portion of your investment.

In the event of a liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the proceeds and/or assets of our company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the stockholders of common stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up of our company. In this event, you could lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company leases 4,157 square feet of space at 641 Lexington Avenue, Suite 2701, New York, NY 10022, its headquarters and principal location. The Company’s lease for this space will expire in 2022.  The Company currently has a total of 16 facilities throughout the U.S. and the U.K.  This includes a U.K. office in London, as well as offices in the following states in the U.S.: New York, Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina.

All offices are operated from leased space ranging from approximately 500 to 10,100 square feet, typically through operating leases with terms that range from six months to five years, and thus with expirations from 2017 through 2022.  We believe that our facilities are adequate for our current requirements and that the Company’s leasing strategies provide us with sufficient flexibility to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS.

NewCSI, Inc. vs. Staffing 360 Solutions, Inc.

On May 22, 2014, NewCSI, Inc. (“NewCSI”) the former owners of Control Solutions International, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the Stock Purchase Agreement dated August 14, 2013 between the Company and NewCSI.  NewCSI claims that the Company breached a provision of the Stock Purchase Agreement (“SPA § 2.7”) that required the Company to calculate and pay to NewCSI 50% of certain “Deferred Tax Assets” within 90 days after December 31, 2013, subject to certain criteria.  The Complaint sought payment of the amount allegedly owed under SPA § 2.7 and acceleration of earn-out payments provided for in the Stock Purchase Agreement of $1,400, less amounts paid to date, and attorneys’ fees.  The Company responded denying the material allegations and interposing numerous affirmative defenses. On October 8, 2014, NewCSI filed a Motion of Summary Judgment (the “Motion”). On March 30, 2015, a Magistrate Judge of the District Court issued a Report and Recommendation that the District Court deny the Motion.  The Recommendation became a final decision on April 13, 2015.

On December 31, 2014, NewCSI filed an amended complaint to which NewCSI added an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100, less amounts paid as of December 31, 2014 totaling $429 (balance of $1,671 at December 31, 2014), should the Company or CSI “be unable, or admit in writing its inability, to pay its debts as they mature.”  The Company responded denying the material allegations and interposing numerous affirmative defenses, including that the earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.  The final pretrial conference in this matter was held April 22, 2015.  A jury was selected on May 14, 2015, and the trial was held May 18-20, 2015.  On May 20, 2015, the jury rendered a verdict, finding that the Company had not complied with SPA § 2.7 and owed $154, but that NewCSI had not proven that the Company or CSI had become unable to pay debts as they came due.  The Court had held that it was not a question for the jury to decide if damages for breach of SPA § 2.7 should include accelerated earn-out payments.

On June 3, 2015, NewCSI filed a Motion for Entry of Judgment as Matter of Law seeking entry of a judgment in the amount of $154, plus accelerated earn-out payments in the amount of $1,152, plus statutory interest.  NewCSI did not challenge the jury verdict on the ability to pay issue.  Also on June 3, 2015, the Company filed a Motion for Entry of Judgment as a Matter of Law seeking entry of judgment against NewCSI on the jury’s finding that the Company had not complied with SPA § 2.7, or, in the alternative, for a reduction of damages to $154 and to hold that NewCSI may not be awarded accelerated earn-out payments as that would result in an illegal penalty.

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

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, the Company initiated an arbitration proceeding before JAMS against three former officers of the Company.  In its demand for arbitration and statement of claim, the Company alleged that these individuals breached their employment agreements with the Company and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  Further on September 21, 2016 the arbitrator rendered the final award, which was set at $1,433. The Company is awaiting an order from the Court confirming the award.  In addition, the Company has calculated interest and made a payment towards legal fees included in the final award amount. As of December 31, 2016 the balance is $1,607. This amount has already been fully accrued for and expensed on the Company’s balance sheet.

Other Matters

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s common stock are traded on the Nasdaq Capital Market under the ticker symbol “STAF”. The high and low sales price per share of the Company’s common stock for each quarter during the last two fiscal years, as well as the Transition Period is shown below.  Please note that historical share prices before September 17, 2015, have been adjusted to account for the 1-10 reverse stock split that occurred on such date.

	High	Low
Fiscal Year 2015, Quarters Ended
August 31, 2014	$22.00	$14.50
November 30, 2014	20.40	6.00
February 28, 2015	8.00	2.50
May 31, 2015	9.40	2.50
Fiscal Year 2016, Quarters Ended
August 31, 2015	9.00	3.50
November 30, 2015	10.24	3.49
February 29, 2016	5.99	2.14
May 31, 2016	4.76	1.80
Transition Period 2016
June 1, 2016 to December 31, 2016	3.70	0.62

Holders of Common Stock

As of April 12, 2017, there were approximately 3,000 shareholders of record of the Company’s common stock.

Dividends

Common Stock: The Company has never paid any cash dividends on our common stock, and we do not anticipate paying any dividends with respect to those securities in the foreseeable future. The declaration and payment of future dividends will be at the discretion of the Company’s Board and will depend upon many factors, including the Company’s earnings, cash flow, financial condition and capital requirements. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

Under Nevada law, except as otherwise provided in the articles of incorporation, no distribution (including dividends on, or redemption or repurchases of, shares of capital stock) may be made if, after giving effect to such distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of a liquidation to satisfy the preferential rights of preferred stockholders. As a result, the Company has not paid any dividends associated with its Series A Preferred Stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are incorporated in the State of Nevada. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring suitable, mature, profitable, operating, U.S. and U.K. based staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, IT, engineering, administration (the “Professional Sector”) and light industrial (the “Light Industrial Sector”) disciplines.

Business Model, Operating History and Acquisitions

Our business plan is to expand and grow through multiple acquisitions, which may require additional financing, while continuing to supplement this with organic growth. The Company generated revenue of $109.4 million, $165.6 million, $128.8 million and $41.2 million for the Transition Period and fiscal years ended May 31, 2016, 2015 and 2014, respectively. This growth has been achieved primarily through acquisitions, while operations continued to grow organically 11.1% during the transition period and, on average, grew 8.8% between the fiscal years ended May, 31 2014 and 2016.

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Light Industrial Sectors. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets.

To date, the company has completed the following acquisitions:

Control Solutions International, Inc.

Acquired on November 4, 2013, Control Solutions International, Inc. and its wholly owned subsidiary Canada Control Solutions International, Inc. (“CCSI”) (collectively (“CSI”), is a professional services company specializing in a broad spectrum of risk management, financial, internal audit and IT solutions.

Initio International Holdings Limited

Acquired on January 3, 2014, Initio International Holdings Limited (“Initio”) (the “Initio Acquisition”) is comprised of a U.S. and U.K. division. Initio’s U.S. division, Monroe Staffing Services LLC (“Monroe”), was established in 1969 and is a full-service staffing agency serving companies ranging from Fortune 100 companies to new start-ups, specializing in Professional and Light Industrial Sectors. Monroe has 11 offices located in the U.S., including offices in Connecticut, Massachusetts, Rhode Island, New Hampshire and North Carolina. Initio’s U.K. division (“Longbridge”), was established in 1989 and is an international multi-sector recruitment company catering to the sales and marketing, technology, legal and IT solutions sectors.

Poolia UK Ltd.

Acquired on February 28, 2014, Poolia UK Ltd. (“Poolia”) operates its professional staffing services from its office in London and focuses on providing temporary, contract and permanent qualified professionals to various banking, financial and commercial clients across the U.K. Subsequent to its acquisition, Poolia merged with Longbridge.

PeopleSERVE

On May 17, 2014, the Company acquired 100% of the issued and outstanding capital stock of PeopleSERVE, Inc. (“PSI”) and 49% of the issued and outstanding capital stock of PeopleSERVE PRS, Inc. (“PRS”). In May 2016, the Company acquired the remaining 51% of PRS for $101. PSI and PRS provide IT staffing support to companies in the governmental, commercial and educational sectors.

Lighthouse Placement Services

Acquired on July 8, 2015, Lighthouse Placement Services, LLC specializes in placing professionals in the engineering, pharmaceutical, biotechnology and IT sectors.

The JM Group

Acquired on November 5, 2015, The JM Group Limited (“The JM Group”) provides IT workforce solutions to a diverse set of clients across the financial services, professional services and corporate sectors in the U.K.

Restructuring Plan and Implementation:

During the first and second quarters of the year ended May 31, 2015, the Company conducted a thorough review and evaluation of its business operations and strategies, the forecast for the staffing industry, and the business environment in general. The Company concluded that it was imperative to take immediate action to reduce short and medium-term debt service obligations, consulting/advisory agreements, employment costs and other corporate commitments that were overburdening the Company’s working capital and ability to fund continuing business operations, raise additional equity capital and/or debt, and execute its business plan. As such, on September 3, 2014, the Company formally established a Restructuring Committee to evaluate and formalize a plan, referred to as the “Pathway to Profitability” or the “Restructuring Plan”, to restructure the Company’s approach to existing debt and its operational and corporate commitments. The Restructuring Plan was presented and adopted by the Board on September 3, 2014. As of May 31, 2016, this Restructuring Plan is complete.

Goals and Key Initiatives of the Restructuring Plan:

Certain targeted initiatives have been and are being achieved as part of the Restructuring Plan through the following actions:

•	Short- and Medium-term debt service: The Restructuring Plan authorized management to approach existing debt holders with various proposals:
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

o

Modification of Series A Bonds: As part of the Restructuring Plan, we modified the terms of the Series A Bonds conversion price from $15.00 to $10.00 with the intention of providing a meaningful incentive for the Series A Bond holders to convert their principal and interest to common stock and/or warrants on or before the maturity date of October 15, 2014, rather than redeem for cash. Bondholders converted $3,709 of principal and interest into 370,969 common stock shares and 185,486 warrants exercisable for a term of three years at $20.00. In May 2016, the remaining Series A Bonds that had not been previously converted or redeemed, were paid in full.

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

Results of Operations

During the Transition Period and fiscal 2016, the Company generated $109.4 million and $165.6 million of revenue, respectively. During the most recent three months ended December 31, 2016, the Company generated $49.4 million of revenue. The Company believes the acquisitions consummated during fiscal 2015 and 2016 are performing as expected. We believe that we can continue to grow these businesses and that they will allow us to attract further acquisitions in line with our stated strategic plan of achieving $300 million of annualized revenue.

The Company operates in three countries and currencies; U.S. (U.S. Dollar), U.K. (Pound Sterling) and Canada (Canadian dollar), although its operations in Canada represent less than 0.1% of total revenues. During the Transition Period and fiscal year ended May

31, 2016, revenues generated in the U.K. were approximately 14% of total consolidated revenue and in the fiscal year ended May 31, 2015, approximately 6%. As a result, the Company’s exposure to foreign currency movement is not considered significant.

During the periods being reported, growth in bill rates can be attributed to accelerating wage inflation due to lower unemployment and fewer available candidates.  In addition, bill rates in the industrial and office/clerical staffing skill segments have risen due to pass-through of new administrative and health insurance costs related to the Affordable Care Act (ACA) employer mandate which took effect January 1st, 2015. Going forward, minimum wage increases in several states are projected to have a ripple effect of boosting pay and bill rates in the industrial and office/clerical staffing skill segments.

For the transition period ended December 31, 2016 as compared to the unaudited period June 1, 2015 to December 26, 2015

Unaudited results of operations for the period June 1, 2015 to December 26, 2015 is provided here for discussion and analysis purposes. The following table sets forth the results of our operations for the transition period ended December 31, 2016 and for the period June 1, 2015 to December 26, 2015 indicated as a percentage of revenue:

	For the Transition Period Ended December 31, 2016	% of Revenue	For the Period June 1, 2015 - December 26, 2015	% of Revenue	Growth
			(Unaudited)
Revenue	$109,422	100.0%	$91,432	100.0%	19.7%
Direct cost of revenue	90,285	82.5%	75,116	82.2%	20.2%
Gross profit	19,137	17.5%	16,316	17.8%	17.3%
Operating expenses	19,766	18.1%	18,435	20.2%	7.2%
Loss from operations	(629)	(0.6)%	(2,119)	(2.3)%	(70.3)%
Other expenses	(2,965)	(2.7)%	(3,111)	(3.4)%	(4.7)%
(Provision) benefit for income taxes	(16)	(0.0)%	9	0.0%	(280.5)%
Net Loss From Discontinued Operations	—	0.0%	—	0.0%	0.0%
Net loss	$(3,610)	(3.3)%	$(5,221)	(5.7)%	(30.9)%

Revenue

For the transition period ended December 31, 2016, revenue grew 19.7% to $109,422 as compared to $91,423 for the period June 1, 2015 to December 26, 2015. Of that growth, 11.1% was organic, 9.2% was from the acquisitions of Lighthouse and The JM Group, and (0.6%) was from foreign currency translation.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the transition period ended December 31, 2016 and the period June 1, 2015 to December 26, 2015, direct cost of revenue was $90,285 and $75,116, respectively, or growth of 20.2%, compared to growth in revenue of 19.7%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Gross profit for the transition period ended December 31, 2016 and the period June 1, 2015 to December 26, 2015 was $19,137 and $16,316, respectively, representing gross margin of 17.5% and 17.8% for each period, respectively. The decrease in margin is primarily attributable to the acquisition of The JM Group and strong organic growth in the Light Industrial segment (both at lower margins than the Company’s average).

Operating expenses

For the transition period ended December 31, 2016, operating expenses amounted to $19,766 as compared to $18,435 for the period June 1, 2015 to December 26, 2015, an increase of $1,331 or 7.2%. Total operating expenses increased on an absolute basis, mainly resulting from the acquisition of Lighthouse and The JM Group, partially offset by decreases in professional fees and non-cash compensation expenses. However, as a percentage of revenue, these amounts were an improvement from 20.2% for the period June 1, 2015 to December 26, 2015 to 18.1% for the transition period ended December 31, 2016.

While cash operating expenses, defined as Total operating expenses excluding depreciation and amortization as well as other non-cash charges, grew on an absolute basis from $15,002 to $17,546 for the period June 1, 2015 to December 26, 2015 and for the transition period ended December 31, 2016, respectively, this represents a decline as a percentage of revenue from 16.4% to 16.0% for the same periods.

Other Expenses

For the transition period ended December 31, 2016 and for the period June 1, 2015 to December 26, 2015, Other Expenses primarily includes interest and financing expense of $2,791 and $1,947, respectively, other expense (income) of $162 and $(39), respectively and other restructuring costs totaling $10 and $12, respectively. The restructuring charges incurred during 2016 were residual charges resulting from the Company’s implementation of its Restructuring Plan during 2015.

For the fiscal year ended May 31, 2016 as compared to the fiscal year ended May 31, 2015

The following table sets forth the results of our operations for the fiscal years ended May, 2016 and 2015 indicated as a percentage of revenue:

	For the Fiscal Years Ended May 31,
	2016	% of Revenue	2015	% of Revenue	Growth
Revenue	$165,552	100.0%	$128,829	100.0%	28.5%
Direct cost of revenue	136,505	82.5%	106,281	82.5%	28.4%
Gross profit	29,047	17.5%	22,548	17.5%	28.8%
Operating expenses	33,645	20.3%	30,017	23.3%	12.1%
Loss from operations	(4,598)	(2.8)%	(7,469)	(5.8)%	(38.4)%
Other expenses	(4,870)	(2.9)%	(10,094)	(7.8)%	(51.8)%
(Provision) benefit for income taxes	(17)	(0.0)%	60	0.0%	(128.3)%
Net Loss From Discontinued Operations	—	0.0%	(47)	(0.0)%	(100.0)%
Net loss	$(9,485)	(5.7)%	$(17,550)	(13.6)%	(46.0)%

Revenue

For the fiscal year ended May 31, 2016, revenue grew 28.5% to $165,552 as compared to $128,829 for the fiscal year ended May 31, 2015. Of that growth, 7.1% was organic, 21.8% was from the acquisition of The JM Group, and (0.4%) was from foreign currency translation.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the fiscal years ended May 31, 2016 and 2015, cost of revenue was $136,505 and $106,281, respectively, or growth of 28.4%, which is consistent with the change in revenue.

Gross profit and gross margin

Gross profit for the fiscal years ended May 31, 2016 and 2015 was $29,047 and $22,548, respectively, representing gross margin of 17.5% for both years. While business mix changed during the year with the addition of Lighthouse and The JM Group (at higher and lower margins respectively than the Company’s average), underlying margins were approximately in line with the prior year.

Operating expenses

For the fiscal year ended May 31, 2016, operating expenses amounted to $33,645 as compared to $30,017 for the fiscal year ended May 31, 2015, an increase of $3,628 or 12.1%. Total operating expenses increased on an absolute basis, mainly resulting from the acquisition of Lighthouse and The JM Group. However, as a percentage of revenue, these amounts were an improvement from 23.3% for the fiscal year ended May 31, 2015 to 20.3% for the fiscal year ended May 31, 2016.

While cash operating expenses grew on an absolute basis from $23,958 to $28,601 for the fiscal years ended May 31, 2015 and 2016, respectively, this represents a significant decline as a percentage of revenue from 18.6% to 17.3% for the same periods, reflecting the success of our Pathway to Profitability initiative.

Other Expenses

For the fiscal years ended May 31, 2016 and 2015, Other Expenses primarily includes interest and financing expense of $5,343 and $5,866, respectively, other income of $566 and $142, respectively and other restructuring costs totaling $21 and $5,237, respectively. The restructuring charges in 2016 were residual charges resulting from the Company’s implementation of its Restructuring Plan during 2015.

For the unaudited period December 27, 2015 to December 31, 2016 as compared to the unaudited period December 28, 2014 to December 26, 2015

Presentation of the period December 27, 2015 to December 31, 2016 is not required for a transition report. However, as the Company has changed its fiscal year end to a 52-53 week period ending on the last Saturday closest to December 31st, future periods to be reported will be on this basis; and as such, we have included the period December 27, 2015 to December 31, 2016 compared to the period December 28, 2014 to December 26, 2015 to provide a more complete view of the Company’s performance on this basis. Comparison of results for these periods is slightly impacted by the fact that the period December 27, 2015 to December 31, 2016, has seven calendar days more than the period December 28, 2014 to December 26, 2015. However, the Company believes the impact of this difference is immaterial.

The following table sets forth the results of our operations for the period December 27, 2015 to December 31, 2016 and for the period December 28, 2014 to December 26, 2015 indicated as a percentage of revenue:

	For the Period December 27, 2015 - December 31, 2016	% of Revenue	For the Period December 28, 2014 - December 26, 2015	% of Revenue	Growth
	(Unaudited)		(Unaudited)
Revenue	$183,542	100.0%	$144,408	100.0%	27.1%
Direct cost of revenue	151,673	82.6%	119,132	82.5%	27.3%
Gross profit	31,869	17.4%	25,276	17.5%	26.1%
Operating expenses	34,978	19.1%	30,798	21.3%	13.6%
Loss from operations	(3,109)	(1.7)%	(5,522)	(3.8)%	(43.7)%
Other expenses	(4,722)	(2.6)%	(3,523)	(2.4)%	34.0%
(Provision) benefit for income taxes	(42)	(0.0)%	17	0.0%	(340.7)%
Net Loss From Discontinued Operations	—	0.0%	—	0.0%	0.0%
Net loss	$(7,873)	(4.3)%	$(9,028)	(6.3)%	(12.8)%

Revenue

For the period December 27, 2015 to December 31, 2016, revenue grew 27.1% to $183,542 as compared to $144,408 for the period December 28, 2014 to December 26, 2015. Of that growth, 10.5% was organic, 17.1% was from the acquisitions of Lighthouse and The JM Group, and (0.5%) was from foreign currency translation.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the period December 27, 2015 to December 31, 2016 and for the period December 28, 2014 to December 26, 2015, direct cost of revenue was $151,673 and $119,132, respectively, or growth of 27.3%, compared to growth in revenue of 27.0%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Gross profit for the period December 27, 2015 to December 31, 2016 and for the period December 28, 2014 to December 26, 2015 was $31,869 and $25,276, respectively, representing gross margin of 17.4% and 17.5% for each period, respectively. The decrease in margin is primarily attributable to the acquisition of The JM Group and strong organic growth in the Light Industrial segment (both at lower margins than the Company’s average).

Operating expenses

For the period December 27, 2015 to December 31, 2016, operating expenses amounted to $34,978 as compared to $30,798 for the period December 28, 2014 to December 26, 2015, an increase of $4,180 or 13.6%. Total operating expenses increased on an absolute basis, mainly resulting from the acquisition of Lighthouse and The JM Group, partially offset by decreases in professional fees and non-cash compensation expenses. However, as a percentage of revenue, these amounts were an improvement from 21.3% for the period December 28, 2014 to December 31, 2015 to 19.1% for the period December 27, 2015 to December 31, 2016.

While cash operating expenses, defined as Total operating expenses excluding Depreciation and amortization as well as other non-cash charges, grew on an absolute basis from $25,016 to $31,147 for the period December 28, 2014 to December 26, 2015 and for the period December 27, 2015 to December 31, 2016, respectively, this represents a decline as a percentage of revenue from 17.3% to 17.0% for the same periods.

Other Expenses

For the period December 27, 2015 to December 31, 2016 and for the period December 28, 2014 to December 26, 2015, Other Expenses primarily includes interest and financing expense of $5,035 and $3,933, respectively, other expense (income) of $(365) and $(22), respectively and other restructuring costs totaling $19 and $(428), respectively. The restructuring charges in 2016 were residual charges resulting from the Company’s implementation of its Restructuring Plan during 2015.

Non-GAAP Measures and Key Performance Indicators

To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we also use non-GAAP financial measures and Key Performance Indicators (“KPIs”) in addition to our GAAP results. We believe non-GAAP financial measures and KPIs may provide useful information for evaluating our cash operating performance, ability to service debt, compliance with debt covenants and measurement against competitors. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

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

The following table details Revenue and Gross Profit by Sector for the transition period ended December 31, 2016 and for the period June 1, 2015 to December 26, 2015, respectively:

	Transition Period ended December 31, 2016	Mix	For the Period June 1, 2015 - December 26, 2015	Mix
			(Unaudited)
Light Industrial	$60,529	55%	$52,721	58%
Professional	48,893	45%	38,711	42%
Total Service Revenue	$109,422		$91,432

Light Industrial	9,351	49%	7,827	48%
Professional	9,786	51%	8,489	52%
Total Gross Profit	$19,137		$16,316

Light Industrial	15.4%		14.8%
Professional	20.0%		21.9%
Total Gross Margin	17.5%		17.8%

The following table details Revenue and Gross Profit by Sector for the fiscal years ended May 31, 2016 and 2015, respectively:

	Fiscal Years Ended May 31,
	2016	Mix	2015	Mix

Light Industrial	$90,296	55%	$79,499	62%
Professional	75,256	45%	49,330	38%
Total Service Revenue	$165,552		$128,829

Light Industrial	13,206	45%	10,842	48%
Professional	15,841	55%	11,706	52%
Total Gross Profit	$29,047		$22,548

Light Industrial	14.6%		13.6%
Professional	21.0%		23.7%
Total Gross Margin	17.5%		17.5%

The following table details Revenue and Gross Profit by Sector for the period December 27, 2015 to December 31, 2016 and for the period December 28, 2014 to December 26, 2015, respectively:

	For the Period December 27, 2015 - December 31, 2016	Mix	For the Period December 28, 2014 - December 26, 2015	Mix
	(Unaudited)		(Unaudited)
Light Industrial	$98,104	53%	$85,388	59%
Professional	85,438	47%	59,020	41%
Total Service Revenue	$183,542		$144,408

Light Industrial	14,731	46%	12,197	48%
Professional	17,138	54%	13,079	52%
Total Gross Profit	$31,869		$25,276

Light Industrial	15.0%		14.3%
Professional	20.1%		22.2%
Total Gross Margin	17.4%		17.5%

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

The following table provides a reconciliation of Adjusted EBITDA for the transition period ended December 31, 2016 and for the period June 1, 2015 to December 26, 2015 respectively, to its most directly comparable GAAP measure:

	Transition Period Ended	For the Period June 1, 2015 -
	December 31, 2016	December 26, 2015
		(Unaudited)
Net loss attributable to common stock	$(3,726)	$(5,329)

Interest expense	1,382	1,527
Provision (benefit) for income taxes	16	(9)
Depreciation and amortization (1)	3,182	3,388
EBITDA	854	(423)

Acquisition, capital raising and other non-recurring expenses (2)	1,670	1,045
Other non-cash charges (3)	447	1,616
Restructuring charges	10	12
Impairment of intangibles	—	—
Modification expense	2	40
Dividends - Series A preferred stock	116	116
Other income / (expense)	162	(39)
Net income attributable to non-controlling interest	—	(9)
Adjusted EBITDA	$3,261	$2,358

Gross Profit	$19,137	$16,316

Adjusted operating expenses (4)	$15,876	$13,958
Adjusted operating expenses percentage of gross profit	83.0%	85.5%

(1)	Includes amortization included in other expenses.
(2)

Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business.

(3)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.
(4)	Adjusted operating expenses are defined as the operating expenses of the Company included in the definition of Adjusted EBITDA.

Adjusted EBITDA for the transition period ended December 31, 2016 of $3,261, a 38.2% increase from $2,359 for the period June 1, 2015 to December 26, 2015. This growth is attributable to earnings from the acquisition of Lighthouse and The JM Group, successful execution of our Pathway to Profitability initiative, as well as flow through of revenue arising from organic growth.

The following table provides a reconciliation of Adjusted EBITDA for the fiscal years ended May 31, 2016 and 2015 respectively, to its most directly comparable GAAP measure:

	Fiscal Years Ended May 31,
	2016	2015
Net loss attributable to common stock	$(9,713)	$(18,071)

Interest expense	2,699	1,646
Provision (benefit) for income taxes	17	(60)
Depreciation and amortization (1)	5,508	6,931
EBITDA	(1,489)	(9,554)

Acquisition, capital raising and other non-recurring expenses (2)	3,665	2,209
Other non-cash charges (3)	2,180	1,778
Restructuring charges	21	5,237
Impairment of intangibles	—	703
Modification expense	72	—
Dividends - Series A preferred stock	200	50
Other income / (expense)	(566)	(142)
Net income attributable to non-controlling interest	28	471
Adjusted EBITDA	$4,111	$752

Gross Profit	$29,047	$22,548

Adjusted operating expenses (4)	$24,936	$21,796
Adjusted operating expenses percentage of gross profit	85.8%	96.7%

(1)	Includes amortization included in other expenses.
(2)

Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business.

(3)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.
(4)	Adjusted operating expenses are defined as the operating expenses of the Company included in the definition of Adjusted EBITDA.

Adjusted EBITDA for the fiscal year ended May 31, 2016 of $4,111, grew over 400% from $752 for the fiscal year ended May 31, 2015. This growth is attributable to earnings from the acquisition of Lighthouse and The JM Group, successful execution of our Pathway to Profitability initiative, as well as flow through of revenue arising from organic growth.

The following table provides a reconciliation of Adjusted EBITDA for the period December 27, 2015 to December 31, 2016 and for the period December 28, 2014 to December 26 2015 respectively, to its most directly comparable GAAP measure:

	For the Period December 27, 2015 - December 31, 2016	For the Period December 28, 2014 - December 26, 2015
	(Unaudited)	(Unaudited)
Net loss attributable to common stock	$(8,110)	$(9,440)

Interest expense	2,554	2,081
Provision (benefit) for income taxes	42	(17)
Depreciation and amortization (1)	5,302	4,760
EBITDA	(212)	(2,616)

Acquisition, capital raising and other non-recurring expenses (2)	4,290	2,410
Other non-cash charges (3)	1,011	2,861
Restructuring charges	19	(415)
Impairment of intangibles	—	—
Modification expense	33	40
Dividends - Series A preferred stock	200	166
Other income / (expense)	(365)	(22)
Net income attributable to non-controlling interest	37	246
Adjusted EBITDA	$5,013	$2,670

Gross Profit	$31,869	$25,276

Adjusted operating expenses (4)	$26,856	$22,606
Adjusted operating expenses percentage of gross profit	84.3%	89.4%

(1)	Includes amortization included in other expenses.
(2)

Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business.

(3)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.
(4)	Adjusted operating expenses are defined as the operating expenses of the Company included in the definition of Adjusted EBITDA.

Adjusted EBITDA for the period December 27, 2015 to December 31, 2016 of $5,013, grew 87.8% from $2,670 for the period December 28, 2014 to December 26, 2015. This growth is attributable to earnings from the acquisition of Lighthouse and The JM Group, successful execution of our Pathway to Profitability initiative, as well as flow through of revenue arising from organic growth.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of the Company’s efficiency for converting incremental gross profit into Adjusted EBITDA. The period December 27, 2105 to December 31, 2016 includes the Transition Period, Operating Leverage for the Transition Period is not separately shown as it would be duplicative.

The following table details the Company’s Operating Leverage for the fiscal years ended May 31, 2016 and 2015, respectively:

	Fiscal Years Ended May 31,
	2016	2015
Gross Profit - Current Year	$29,047	$22,548
Gross Profit - Prior Year	22,548	7,804
Gross Profit - Growth	$6,499	$14,744

Adjusted EBITDA - Current Year	4,111	752
Adjusted EBITDA - Prior Year	752	(2,673)
Adjusted EBITDA - Growth	$3,359	$3,425

Operating Leverage	51.7%	23.2%

The following table details the Company’s Operating Leverage for the period December 27, 2015 to December 31, 2016 and for the period December 28, 2014 to December 26, 2015, respectively:

	For the Period December 27, 2015 - December 31, 2016	For the Period December 28, 2014 - December 26, 2015
	(Unaudited)	(Unaudited)
Gross Profit - Current Year	$31,869	$25,276
Gross Profit - Prior Year	25,276	20,960
Gross Profit - Growth	$6,593	$4,316

Adjusted EBITDA - Current Year	5,013	2,670
Adjusted EBITDA - Prior Year	2,670	(2,666)
Adjusted EBITDA - Growth	$2,343	$5,336

Operating Leverage	35.5%	123.6%

Operating leverage in TTM December 26, 2015 is unusually high due to the reversal from negative TTM Adjusted EBITDA - Prior Year to positive TTM Adjusted EBITDA - Current Year.

Leverage Ratio Calculated as Total Long Term Debt, Net, gross of any Original Issue Discount, plus Earnouts, less assets held against Long Term Debt, divided by Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

The following table details the Company’s Leverage Ratio as of May 31, 2016 and 2015, respectively:

	Fiscal Years Ended May 31,
	2016	2015
Total Long Term Debt, Net	$9,284	$4,903
Addback: Total Debt Discount and Deferred Financing Costs	2,693	1,323
Earnouts	2,640	1,557
Less: Surety Bond	(1,405)	(1,405)
Total Long Term Debt	$13,212	$6,378

Adjusted EBITDA - TTM	$4,111	$752

Leverage Ratio	3.2x	8.5x

The following table details the Company’s Leverage Ratio as of December 31, 2016 and December 26, 2015, respectively:

	For the Period December 27, 2015 - December 31, 2016	For the Period December 28, 2014 - December 26, 2015
	(Unaudited)	(Unaudited)
Total Long Term Debt, Net	$7,636	$9,529
Addback: Total Debt Discount and Deferred Financing Costs	1,374	4,257
Earnouts	2,347	2,722
Less: Surety Bond	(1,405)	—
Total Long Term Debt	$9,952	$16,508

Adjusted EBITDA - TTM	$5,013	$2,670

Leverage Ratio	2.0x	6.2x

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

As a result of our recent financings, we believe that we will be able to fund our operations, implement our business plan and pursue the acquisition of a broad spectrum of staffing companies through the next twelve months. However, we will need to raise additional capital to pursue growth opportunities, improve our infrastructure and otherwise make investments in assets and personnel that will allow us to remain competitive. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a potential downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations could significantly increase our legal and financial compliance costs and increase the use of resources.

As of December 31, 2016, the Company had a working capital deficiency of $15,091, an accumulated deficit of $47,847, for the transition period ended December 31, 2016 a net loss of $3,610, and, as of the date these financial statements are issued, the Company has approximately $4,377 associated debt and other amortizing obligations, due in the next 12 months.

The amounts due discussed above, are a subset of the Company’s total gross debt obligations as of December 31, 2016 of $9,010, as compared with $11,977 as of the Company’s most recent year ended May 31, 2016. Those balances are comprised of various instruments that can be summarized as follows:

	December 31,	May 31,
	2016	2016	2015

Bonds	$50	$55	$1,156
Convertible Notes	5,632	7,521	304
Promissory Notes	441	933	1,777
Term Loans	2,887	3,468	2,989
Total Long-Term Debt	$9,010	$11,977	$6,226

These obligations mature over the period between January 2017 and April 2019, with interest being paid primarily at the same time principal is paid.

Other significant obligations of the Company as of December 31, 2016 not classified as debt are:

•

A loan from Midcap Financial Trust X in the amount of $1,300 associated with the Company’s accounts receivable revolving credit facility. The balance originally matured in full in April 2019. However, in January 2017, in connection with the financing from Jackson Investment Group, LLC (see below), that obligation was amended such that it would amortize $50 per month beginning in February 2017. In addition, in the event the Company raises cumulative capital in the amount of $2,500, the Company must make a lump-sum principal payment in the amount of $500, and a further $500 if the Company raises cumulative capital in the amount of $4,000.

•

An earn-out liability associated with the Company’s acquisition of CSI in the amount of $1,320. As this balance is currently in dispute (see NewCSI, Inc. vs. Staffing 360 Solutions, Inc. in Legal Proceedings), the Company has a surety bond posted in the amount of $1,405 to fund the balance, while the case is ongoing, in the event the Company loses its appeal. Payments continue to be made monthly in the amount of 20% of CSI’s consolidated gross profit.

•

An earn-out liability associated with the Company’s acquisition of The JM Group in the amount of $1,026 that was due in November 2016. While unpaid, the balance accrues interest of 10.25% per annum. This balance was paid in January 2017 along with accrued interest.

•

A liability to former officers of the Company (see Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc. in Legal Proceedings) in the amount of $1,607 including accrued interest. Until paid, the balance accrues interest of 9% per annum. The Company is awaiting an order from the Court confirming the award. Until then, the timing of paying this liability is not yet known but has been classified within Other Current Liabilities.

In January 2017, the Company entered into an amendment agreement in which, the parties refinanced an aggregate amount of $2,708 million of notes and extended all amortization payments (collectively “the Amendment”) to October 1, 2018. The new gross balance of the remaining note was $3,126.  The Amendment had an 8% interest rate, with no interest payments due until October 1, 2017, payable quarterly thereafter, and an overall term of 21 months with principal due at maturity. The Amendment was convertible into shares of common stock at a price of $3.00 per share at holder’s election, and the holder has agreed to eliminate the 20% pre-payment penalty for an early redemption.  In connection with the refinancing, the Company issued the holder 600,000 shares of common stock. Later in January 2017, the amended note was paid in full.

In addition, in January 2017, the Company closed financing with Jackson Investment Group, LLC (“JIG”) in the amount of $7,400 million. The financing is a term loan, maturing in July 2018 and carries interest at 6%. No interest or principal is due until maturity. In connection with the transaction, JIG received 1,650,000 shares of common stock and 3,150,000 warrants, exercisable for five years, with a cash exercise price of $1.35. At JIG’s election, 50% of accrued interest may be converted into shares of common stock at a conversion price of $2.00.

In connection with the JIG financing, in addition to paying $3,126 to satisfy the Amendment, the Company satisfied in full the earn-out liability associated with the Company’s acquisition of The JM Group of $1,026 and related interest, as well as approximately, $562 of debt obligations that were due in January 2017.

In April 2017, the Company amended the note and warrant purchase agreement with JIG and entered into a second subordinated secured note with JIG for $1,650. Under the terms of this amended agreement, the Company issued to JIG 296,984 shares of common stock, with an additional 370,921 shares of common stock to be issued upon shareholder approval of the issuance of shares to JIG in excess of the 19.99% limit, and amended the warrant agreement to allow JIG to purchase up to an additional 825,463 shares of common stock at $1.00 per share. The original warrant agreement was also amended to increase JIG’s warrants to 3,702,075 based on the anti-dilution clause contained therein, and adjust the exercise price to $1.00 per warrant. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable until maturity. At any time during the term of the note, upon notice to JIG, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to JIG an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the note can be converted into shares of common stock, at the sole election of JIG prior to maturity, at a conversion price equal to $1.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock.

While management’s projected cash flows are forecasted to be sufficient to meet the Company’s obligations over the next 12 months, management believes it is prudent to continue its capital raising efforts in case its forecast is not achieved. Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from organic revenue growth and managing and reducing operating and overhead costs.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. In addition, the Company has received a letter of support from a significant shareholder pertaining to the arbitration loss, whereby the shareholder has agreed to provide funds to the Company sufficient to settle the arbitration loss in full referred to in Note 12, in return for consideration as may be agreed.

However, based upon an evaluation of the Company’s continued growth trajectory, past success in raising capital and meetings its obligations as well as its plans for raising capital discussed above, management believes that the Company is a going concern.

Operating activities

For the transition period ended December 31, 2016, net cash used in operations was $1,208.  The Company’s principal source of financing for its operation is its accounts receivable lines of credit which is included in financing activities.  During the transition period, net draws from such lines of credit were $1,739.  Net cash used was primarily attributable to the net loss of $3,610, changes in operating assets and liabilities totaling $1,232, offset by non-cash adjustments of $3,634. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $1,896, an increase in other assets of $627, offset by a decrease in prepaid expenses of $399, an increase in accounts payable and accrued expenses of $542, and increase in other of $380. Non-cash adjustments of $3,634 primarily relates to depreciation and amortization of $1,773, amortization of debt discount and beneficial conversion feature of $1,409, share based compensation totaling $392, loss on settlement of debt of $162, offset by other of $104.

For the year ended May 31, 2016, net cash provided by operations was $2,094.   The Company’s principal source of financing for its operation is its accounts receivable lines of credit which is included in financing activities.  During the year ended May 31, 2016, net draws from such lines of credit were $850.  Net cash provided by operating activities was primarily attributable to the net loss of $9,485 offset by changes in operating assets and liabilities totaling $4,231, which primarily relates to a decrease in accounts receivable of $2,098, a decrease in prepaid expenses of $55, an increase in other assets of $637, an increase in accounts payable and accrued expenses of $2,800, a decrease in other current liabilities of $10, an increase in other long-term liabilities of $388 and a decrease in other of $288, non-cash adjustments of $5,508 of depreciation and amortization, share based compensation totaling $2,151, modification expense of $93, gain on settlement of debt of $566, interest paid in common stock of $113 and write-off of fixed assets of $49.

Cash used in operations was $3,129 for the fiscal year ended May 31, 2015, The Company’s principal source of financing for its operation is its accounts receivable lines of credit which is included in financing activities.  During the year ended May 31, 2015, net draws from such lines of credit were $1,755.  Net cash used on operating activities was primarily attributable to the net loss of $17,550 offset by changes in operating assets and liabilities totaling $306, which primarily relates to an increase in accounts payable and accrued expenses of $2,656, an increase in prepaid expenses of $142, an increase in other assets of $380, an increase in accounts receivable of $1,723, a decrease in other current liabilities of $142, an increase in  other long-term liabilities of $118 and a decrease in other of $81, non-cash adjustments of $6,931 of depreciation and amortization, impairment of intangibles of $703, warrants issued for interest of $2,213, modification expense of $3,093, gain on settlement of debt of $921, gain on conversion of earn-out liability of $486, interest paid in stock of $420, write-off of fixed assets of $46 and share based compensation of $2,058.

Investing activities

For the transition period ended December 31, 2016, net cash flows used in investing activities was $1,269 and was attributable to payments to sellers of Lighthouse and JM Group of $946, fixed assets purchases of $221, and payments due to earn outs for $102.

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

Financing activities

For the transition period ended December 31, 2016, net cash flows provided by financing activities totaled $1,160 and was attributable to proceeds private placements of $2,495, proceeds from accounts receivable financing of $1,739, proceeds from promissory notes issued of $670, offset by repayments of promissory notes $2,607, repayment of accounts receivable over advance of $863, and financing costs associated with private placements of $274.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements for the transition period ended December 31, 2016 contained herein.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for annual periods fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation”, regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement–Period Adjustments”. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for annual reporting periods beginning after December 15, 2015. The Adoption of this guidance has no material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, “Revenue from Contracts with Customers”. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from

Contracts with Customers, Principal versus Agent Considerations” (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”, clarifying the implementation guidance on identifying performance obligations and licensing. The amendments in this ASU clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

35

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Staffing 360 Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. (the “Company”) as of December 31, 2016, May 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, statements of changes in equity and cash flows for the period in the transition year ended December 31, 2016 and the two years in the period ended May 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staffing 360 Solutions, Inc. at December 31, 2016, May 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the transition period ended December 31, 2016 and each of the years in the two year period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

New York, NY

April 12, 2017

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	December 31,	May 31,	May 31,
	2016	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$650	$1,969	$19
Accounts receivable, net	22,274	20,378	18,760
Prepaid expenses and other current assets	613	1,012	1,023
Total Current Assets	23,537	23,359	19,802

Property and equipment, net	919	880	506
Goodwill	15,779	14,833	8,400
Identifiable Intangible assets, net	9,149	10,741	10,569
Other assets	4,573	3,946	1,904
Total Assets	$53,957	$53,759	$41,181
LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$18,110	$17,595	$11,282
Current portion of long term debt	3,639	6,098	2,591
Accounts receivable financing	15,605	14,729	13,016
Other current liabilities	1,274	1,497	317
Total Current Liabilities	38,628	39,919	27,206

Long-term debt	3,997	3,186	2,312
Other long-term liabilities	3,054	3,142	2,161
Total Liabilities	45,679	46,247	31,679

Series D Preferred Stock, 5,000 designated, $10,000 stated value; 93, 0 and 0 shares issued and outstanding, respectively	612	—	—

Commitments and contingencies	—	—	—

Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,663,008 designated, $10.00 stated value, 1,663,008 shares issued and outstanding as of December 31, 2016, May 31, 2016 and 2015, respectively	—	—	—
Series B Preferred Stock, 200,000 designated, $10.00 stated value, 0, 133,000 and 0 shares issued and outstanding as of December 31, 2016, May 31, 2016 and 2015, respectively	—	—	—
Series C Preferred Stock, 2,000,000 designated, $1.00 stated value, 0, 175,439 and 0 shares issued and outstanding as of December 31, 2016, May 31, 2016 and 2015, respectively	—	—	—
Common stock, $0.00001 par value, 20,000,000 shares authorized; 9,139,795, 6,306,744 and 4,368,924 shares issued and outstanding as of December 31, 2016, May 31, 2016 and 2015, respectively	—	—	—
Additional paid in capital	54,658	51,474	42,884
Accumulated other comprehensive income	855	159	(27)
Accumulated deficit	(47,847)	(44,121)	(34,408)
Total Staffing 360 Solutions, Inc. Equity	7,666	7,512	8,449
Non-controlling interest	—	—	1,053
Total Equity	7,666	7,512	9,502
Total Liabilities, Mezzanine Equity and Equity	$53,957	$53,759	$41,181

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

	Transition Period Ended	Fiscal Years Ended
	December 31,	May 31,
	2016	2016	2015
Revenue	$109,422	$165,552	$128,829

Cost of revenue, excluding depreciation and amortization stated below	90,285	136,505	106,281

Gross Profit	19,137	29,047	22,548

Operating Expenses:
Selling, general and administrative expenses, excluding depreciation and amortization stated below	17,993	30,781	25,736
Depreciation and amortization	1,773	2,864	2,711
Impairment of identifiable intangibles	—	—	703
Operating expenses - restructuring	—	—	867
Total Operating Expenses	19,766	33,645	30,017

Loss From Operations	(629)	(4,598)	(7,469)

Other (Expenses) Income:
Interest expense	(1,382)	(2,699)	(1,646)
Amortization of beneficial conversion feature	(430)	(727)	(2,475)
Amortization of debt discount and deferred financing	(979)	(1,917)	(1,745)
Other (expense) income	(162)	566	142
Gain on conversion of earn-out liability - restructuring	—	—	486
Interest expense - restructuring	—	—	(2,542)
Gain on settlement of debt - restructuring	—	—	779
Modification expense	(2)	(72)	—
Modification expense - restructuring	(10)	(21)	(3,093)
Total Other Expenses	(2,965)	(4,870)	(10,094)

Loss Before Provision For Income Tax	(3,594)	(9,468)	(17,563)

(Provision for) benefit from income taxes	(16)	(17)	60

Net Loss From Continued Operations	(3,610)	(9,485)	(17,503)

Net Loss From Discontinued Operations	—	—	(47)

Net Loss	(3,610)	(9,485)	(17,550)

Net income attributable to non-controlling interest	—	28	471

Net Loss Before Preferred Share Dividends	(3,610)	(9,513)	(18,021)

Dividends - Series A preferred stock	116	200	50

Net loss attributable to common stock	$(3,726)	$(9,713)	$(18,071)

Basic and Diluted Net Loss per Share:

Continuing Operations	$(0.45)	$(1.93)	$(4.57)

Discontinued Operations	$—	$—	$(0.01)

Attributable to Common Stock	$(0.46)	$(1.98)	$(4.72)

Weighted Average Shares Outstanding – Basic and Diluted	8,105,236	4,909,809	3,829,164

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

	Transition Period Ended	Fiscal Years Ended
	December 31,	May 31,
	2016	2016	2015
Net Loss	$(3,610)	$(9,485)	$(17,550)

Other Comprehensive Income
Foreign exchange translation	696	186	10
Comprehensive Loss Attributable to the Company	$(2,914)	$(9,299)	$(17,540)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(All amounts in thousands, except share and par values)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Additional	Accumulated Other	Non-
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid In Capital	Comprehensive Income (Loss)	controlling Interest	Accumulated Deficit	Total Equity
Balance May 31, 2014	—	$—	—	$—	—	$—	—	$—	3,295,073	$—	$26,410	$(37)	$583	$(16,337)	$10,619
Shares issued for conversion of officers bonuses	1,663,008	—	—	—	—	—	—	—	—	—	778	—	—	—	778
Common stock issued to consultants	—	—	—	—	—	—	—	—	23,250	—	215	—	—	—	215
Common stock issued pursuant to conversion of convertible notes payable	—	—	—	—	—	—	—	—	40,000	—	600	—	—	—	600
Common stock issued pursuant to conversion of accrued interest related to convertible notes payable	—	—	—	—	—	—	—	—	791	—	12	—	—	—	12
Shares issued in connection with convertible notes	—	—	—	—	—	—	—	—	8,450	—	123	—	—	—	123
Shares issued to board of directors as compensation	—	—	—	—	—	—	—	—	30,250	—	284	—	—	—	284
Shares issued to private placement agent	—	—	—	—	—	—	—	—	1,651	—	28	—	—	—	28
Shares issued in connection with convertible bonds - Series A	—	—	—	—	—	—	—	—	10,600	—	174	—	—	—	174
Shares issued in connection with settlement agreement	—	—	—	—	—	—	—	—	27,500	—	256	—	—	—	256
Common stock issued as interest on debt	—	—	—	—	—	—	—	—	43,375	—	309	—	—	—	309
Shares issued in connection with convertible bonds - Series B	—	—	—	—	—	—	—	—	9,815	—	124	—	—	—	124

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Additional	Accumulated Other	Non-
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid In Capital	Comprehensive Income (Loss)	controlling Interest	Accumulated Deficit	Total Equity
Shares issued in connection with extensions of convertible bonds - Series A	—	—	—	—	—	—	—	—	9,290	—	94	—	—	—	94
Shares issued in connection with extensions of convertible note	—	—	—	—	—	—	—	—	2,604	—	17	—	—	—	17
Shares issued as conversion of accounts payable	—	—	—	—	—	—	—	—	23,662	—	216	—	—	—	216
Shares issued as conversion of Initio Promissory Notes - Debt	—	—	—	—	—	—	—	—	305,603	—	2,290	—	—	—	2,290
Shares issued as conversion of Initio Promissory Notes - Interest	—	—	—	—	—	—	—	—	30,236	—	226	—	—	—	226
Modification expense	—	—	—	—	—	—	—	—	—	—	3,093	—	—	—	3,093
Shares issued in connection with convertible bonds - Series A	—	—	—	—	—	—	—	—	370,969	—	3,710	—	—	—	3,710
Shares issued for conversion of earnout liability	—	—	—	—	—	—	—	—	113,405	—	340	—	—	—	340
Shares issued as a bonus	—	—	—	—	—	—	—	—	22,400	—	188	—	—	—	188
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	846	—	—	—	846
Warrants issued	—	—	—	—	—	—	—	—	—	—	2,213	—	—	—	2,213
Options issued	—	—	—	—	—	—	—	—	—	—	338	—	—	—	338
Dividends - Preferred Stock - Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	(50)	(50)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	10	—	—	10
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	470	—	470
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,021)	(18,021)
Balance May 31, 2015	1,663,008	—	—	—	—	—	—	—	4,368,924	—	42,884	(27)	1,053	(34,408)	9,502

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(All amounts in thousands, except share and par values)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Additional	Accumulated Other	Non-
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid In Capital	Comprehensive Income (Loss)	controlling Interest	Accumulated Deficit	Total Equity
Balance May 31, 2015	1,663,008	$—	—	$—	—	$—	—	$—	4,368,924	$—	$42,884	$(27)	$1,053	$(34,408)	$9,502

Common stock issued to consultants	—	—	—	—	—	—	—	—	81,746	—	349	—	—	—	349
Common stock issued pursuant to issuance of convertible notes payable	—	—	—	—	—	—	—	—	125,000	—	507	—	—	—	507
Shares issued to board of directors as compensation	—	—	—	—	—	—	—	—	107,000	—	531	—	—	—	531
Shares issued to employees	—	—	—	—	—	—	—	—	260,310	—	879	—	—	—	879
Modification expense	—	—	—	—	—	—	—	—	—	—	93	—	—	—	93
Shares issued pursuant to acquisition of subsidiary	—	—	—	—	—	—	—	—	102,460	—	700	—	—	—	700
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	1,105	—	—	—	1,105
Fair value of warrants issued	—	—	—	—	—	—	—	—	—	—	413	—	—	—	413
Fair value of options issued	—	—	—	—	—	—	—	—	—	—	358	—	—	—	358
Shares issued in connection with extensions of convertible bonds - Series A	—	—	—	—	—	—	—	—	4,375	—	24	—	—	—	24
Shares issued in connection with extensions of convertible bonds - Series B	—	—	—	—	—	—	—	—	2,750	—	12	—	—	—	12
Shares issued to private placement agent in relation to extension of Series B bond offerings	—	—	—	—	—	—	—	—	29,731	—	114	—	—	—	114
Shares issued in connection with conversion of accrued bonuses	—	—	—	—	—	—	—	—	17,709	—	42	—	—	—	42
Preferred shares issued in connection with convertible notes	—	—	133,000	—	—	—	—	—	—	—	315	—	—	—	315

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Additional	Accumulated Other	Non-
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid In Capital	Comprehensive Income (Loss)	controlling Interest	Accumulated Deficit	Total Equity
Shares issued in connection with promissory notes	—	—	—	—	—	—	—	—	25,000	—	65	—	—	—	65
Common shares issued for private placement	—	—	—	—	—	—	—	—	888,705	—	2,090	—	—	—	2,090
Preferred shares issued for private placement	—	—	—	—	175,439	—	—	—	—	—	460	—	—	—	460
Dividends - Preferred Stock - Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	(200)	(200)
Tender offer	—	—	—	—	—	—	—	—	164,477	—	(18)	—	—	—	(18)
Warrant exchange	—	—	—	—	—	—	—	—	128,557	—	(430)	—	—	—	(430)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	186	—	—	186
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	28	—	28
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	981	—	(1,081)	—	(100)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,513)	(9,513)
Balance May 31, 2016	1,663,008	—	133,000	—	175,439	—	—	—	6,306,744	—	51,474	159	—	(44,121)	7,512

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Additional	Accumulated Other	Non-
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid In Capital	Comprehensive Income (Loss)	controlling Interest	Accumulated Deficit	Total Equity
Balance May 31, 2016	1,663,008	$—	133,000	$—	175,439	$—	—	$—	6,306,744	$—	$51,474	$159	$-	$(44,121)	$7,512

Common stock issued to consultants	—	—	—	—	—	—	—	—	38,297	—	66	—	—	—	66
Shares issued to board of directors as compensation	—	—	—	—	—	—	—	—	12,750	—	20	—	—	—	20
Shares issued to employees	—	—	—	—	—	—	—	—	9,800	—	43	—	—	—	43
Modification expense	—	—	—	—	—	—	—	—	—	—	12	—	—	—	12
Shares issued pursuant to acquisition of subsidiary	—	—	—	—	—	—	—	—	20,000	—	20	—	—	—	20
Fair value of options issued	—	—	—	—	—	—	—	—	—	—	210	—	—	—	210
Shares issued in connection with convertible notes	—	—	(133,000)	—	—	—	—	—	133,000	—	—	—	—	—	—
Shares issued in connection with extension of convertible notes	—	—	—	—	—	—	—	—	890,910	—	1,149	—	—	—	1,149
Shares issued in connection with extension of convertible bonds - Series B	—	—	—	—	—	—	—	—	1,250	—	2	—	—	—	2
Common shares issued for private placement	—	—	—	—	—	—	—	—	210,645	—	426	—	—	—	426
Shares issued in connection with conversion of private placement	—	—	—	—	(175,439)	—		—	175,439	—	—	—	—	—	—
Dividends - Preferred Stock - Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	(116)	(116)
Preferred shares issued - Series D	—	—	—	—	—	—	93	—	1,340,960	—	1,183	—	—	—	1,183
Shares issued in connection with LTIP	—	—	—	—	—	—	—	—	—	—	53	—	—	—	53
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	696	—	—	696
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,610)	(3,610)
Balance December 31, 2016	1,663,008	$—	—	$—	—	$—	93	$—	9,139,795	$—	$54,658	$855	$—	$(47,847)	$7,666

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Transition Period Ended	Fiscal Years Ended
	December 31,	May 31,
	2016	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,610)	$(9,485)	$(17,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	—	—	47
Depreciation	181	232	158
Write off of property and equipment	—	49	46
Amortization of identifiable intangible assets	1,592	2,632	2,553
Amortization of debt discount, deferred financing costs and beneficial conversion feature	1,409	2,644	4,220
Impairment of identifiable intangibles	—	—	703
Stock based compensation	392	2,151	2,058
Warrants issued as interest to noteholders	—	—	2,213
Modification expense	(104)	93	3,093
Gain on settlement of debt	162	(566)	(921)
Gain on conversion of earn-out liability	—	—	(486)
Interest paid in common stock	2	113	420
Changes in operating assets and liabilities:
Accounts receivable	(1,896)	2,098	(1,723)
Prepaid expenses and other current assets	399	55	(142)
Other assets	(627)	(637)	(380)
Accounts payable and accrued expenses	542	2,800	2,618
Accounts payable - Related parties	—	(175)	38
Other current liabilities	30	(10)	(142)
Other long-term liabilities	(60)	388	118
Other, net	380	(288)	(81)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES - CONTINUING OPERATIONS	(1,208)	2,094	(3,140)
NET CASH PROVIDED BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	—	—	11
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,208)	2,094	(3,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(3,419)	—
Acquisition - payments due to seller	(946)	—	(1,347)
Payments for earn-outs	(102)	(160)	(383)
Posting of surety bond	—	(1,405)	—
Cash relinquished in sale of subsidiary	—	—	(29)
Purchase of variable interest entity	—	(101)	—
Purchase of property and equipment	(221)	(205)	(255)
NET CASH USED IN INVESTING ACTIVITIES	(1,269)	(5,290)	(2,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third-party financing costs	—	(896)	(1,428)
Proceeds from convertible notes	—	4,742	404
Third party financing cost associated with repayment of debt	—	(71)	—
Repayment of convertible notes	—	(664)	(1,100)
Proceeds from promissory notes	670	1,990	5,405
Repayment of promissory notes	(2,607)	(3,115)	(3,221)
Proceeds from accounts receivable financing, net	1,739	850	1,755
Proceeds (prepayment) from overadvance of accounts receivable financing	(863)	863	—
Proceeds from private placements	2,495	2,851	—
Financing cost associated with private placements	(274)	(302)	—
Proceeds from sale of bonds	—	—	2,042
Repayment of bonds	—	(1,102)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,160	5,146	3,857

NET (DECREASE) INCREASE IN CASH	(1,317)	1,950	(1,286)

Foreign currency translation	(2)	—	9

CASH - Beginning of period	1,969	19	1,296

CASH - End of period	$650	$1,969	$19

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation, which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012.

The Company effected a one-for-ten reverse stock split on September 17, 2015. Following the reverse split, the Company’s issued and outstanding shares of common stock decreased from 45,732,674 to 4,573,360. All share and per share information in these consolidated financial statements has been retroactively adjusted to reflect this reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars.

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

In July 2016, the Company received an unfavorable ruling in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc., for which, as of the December 31, 2016, $1,607 has been accrued. The timing of payment for this loss is not yet known. It requires confirmation of the award by a Court, the date for which has not yet been set.

On January 26, 2017, the Company entered into a $7,400 million financing transaction with Jackson Investment Group, LLC. The capital was used in part to pay short-term debt obligations. As of the date these financial statements are issued, the Company has approximately $4,377 million associated with debt and other amortizing obligations, due in the next 12 months. The Company’s projected cash flows from operations include the assumption that the arbitration loss will be paid in the next 12 months, and are sufficient to address this and its other obligations in the normal course of business.

While management’s projected cash flows are forecasted to be sufficient to meet the Company’s obligations over the next 12 months, management believes it is prudent to continue its capital raising efforts in case its forecast is not achieved. Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from organic revenue growth and managing and reducing operating and overhead costs.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. In addition, the Company has received a letter of support from a significant shareholder pertaining to the arbitration loss, whereby the shareholder has agreed to provide funds to the Company sufficient to settle the arbitration loss in full referred to in Note 12, in return for consideration as may be agreed.

However, based upon an evaluation of the Company’s continued growth trajectory, past success in raising capital and meetings its obligations as well as its plans for raising capital discussed above, management believes that the Company is a going concern.

Change of Year End

On February 28, 2017, the Board of Directors (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53 week year ending on the Saturday closest to the 31st of December. This may be a date that occurs in January of the following calendar year. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. In a 53 week fiscal year, one quarter will consist of 14 weeks. This transition report on Form 10-K/T covers the transition period beginning on June 1, 2016 through December 31, 2016. Annual reports on Form 10-K/T covering 52-53 week years will be filed thereafter. As a result of the change in fiscal year end, this filing includes financial statements showing the Company’s financial results for the transition period from June 1, 2016 through December 31, 2016 (the “Transition Period”). The comparative information provided for the period from June 1, 2015 to

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

December 26, 2015 presented in the notes hereto is unaudited as it represents an interim period during the fiscal year ended May 31, 2016.

Variable Interest Entities

On May 17, 2014, the Company purchased 49% of the issued and outstanding common stock of PeopleServe PRS, Inc. (“PRS”). At the date of acquisition, the Company concluded that the Company was the primary beneficiary of PRS's results as it would have effective control over the operations of PRS, similarly to PeopleSERVE, Inc. (“PSI”), and expected to absorb the majority of PRS’ expected losses and expected residual returns.  Accordingly, the Company consolidated the results of PRS. All inter-company transactions have been eliminated. Non-controlling interest in PRS was recorded in accordance with the provisions of Accounting Standards Codification (“ASC”) 810 “Consolidation”, and reported as a component of equity, separate from the parent company’s equity.

As of May 31, 2015, the total assets and liabilities of PRS are $2,531 and $1,610, respectively.  The total revenue and expenses for the year ended May 31, 2015 are $11,177 and $10,254, respectively.

On April 29, 2016, the Company entered into an Agreement whereby it purchased the remaining 51% of ownership of PRS. The purchase was recorded in the consolidated balance sheet as a $981 increase in paid in capital and a $1,081 reduction in non-controlling interest. On the date of the Agreement, the Company paid cash of $100 to the PRS shareholder. Upon payment and as of May 31, 2016, the Company now owns 100% of PRS and will no longer report non-controlling interest for PRS.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the Transition Period and years ended May 31, 2016 and 2015, respectively, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment, valuation reserves against deferred tax assets and valuation of financial instruments.

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

Legal Contingencies and Expenses

From time to time, the Company may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business and relate to contractual and other obligations. The Company assesses its potential contingent and other liabilities by analyzing its claims, disputes and legal and regulatory matters using all available information, and developing its views on estimated losses in consultation with its legal and other advisors. The Company determines whether a loss from a contingency

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. If the contingency is not probable or cannot be reasonably estimated, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss may be incurred. Expenses associated with legal contingencies are expensed as incurred.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at December 31, 2016, May 31, 2016 and May 31, 2015.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after all efforts to collect have been exhausted. At December 31, 2016, May 31, 2016 and 2015, the Company had an allowance for doubtful accounts of $372, $382, and $270 respectively.

Income Taxes

The Company utilizes Accounting Standards Codification (“ASC”) Topic 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal and state tax returns.

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

Deferred Financing Costs

Costs incurred in connection with obtaining certain financing are deferred and amortized on a straight-line basis over the term of the related obligation. In accordance with Accounting Standards Update (“ASU”) 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs”, debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount.

Business Combinations

In accordance with ASC 805, "Business Combinations”, the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2016, May 31, 2016 and 2015.

Cash is considered to be highly liquid and easily tradable as of December 31, 2016, May 31, 2016 and 2015, therefore classified as Level 1 within our fair value hierarchy.

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

At the time of retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in Other income/(expenses).

Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, the Company periodically reviews its long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. There were no impairments recorded for the periods presented.

Due to the Company changing its year end to the Saturday closest to the 31st of December, the Company performed its annual goodwill impairment testing as of October 1, 2016, and going forward will be performed annually on the first day of its fourth fiscal quarter of every year, to coincide with the Company’s annual planning cycle.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, “Derivative and Hedging”.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718, “Compensation – Stock Compensation”, which requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments at December 31, 2016, May 31, 2016 and 2015.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. In accordance with ASU 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs”, debt issuance costs related to a recognized debt liability are now presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. These reclassifications had no impact on reported results of operations.

The Company has reclassified the Midcap Additional Term Loan from Long-term debt to Other long-term liabilities, as this represents the long-term portion of funds received from the Accounts receivable financing facility. This reclassification had no material impact on reported results of operations.

Discontinued Operations

On February 27, 2015, the Company entered into a Stock Purchase Agreement to sell Cyber 360, Inc. (“Cyber 360”) to former owners of The Revolution Group, Ltd. with an effective date of January 1, 2015 for an aggregate purchase price of $1.00 (whole dollars) and the settlement of the remaining earn-out obligation under the original purchase agreement. In connection with the sale, all agreements executed in connection with the original acquisition of Cyber 360’s business and all obligations thereunder, except as set forth below, were terminated. As a result of the sale, the Company no longer owns Cyber 360.

In connection with the sale and in full settlement of the remaining earn-out obligations, the Company issued 113,405 shares of the Company’s common stock with a fair value of $3.00 per share.

In accordance with ASC 205-20 “Discontinued Operations”, the results of the discontinued business have been presented as discontinued operations for the fiscal year ended May 31, 2015. The operational results of Cyber 360 are presented in the “Net loss from discontinued operations” line item on the fiscal 2015 Consolidated Statements of Operations.

Revenue, operating loss, and net loss from discontinued operations were as follows:

	Transition Period Ended	For the Years Ended
	December 31,	May 31,	May 31,
	2016	2016	2015
Revenue	$—	$—	$1,936
Operating loss	$—	$—	$(44)
Net loss from discontinued operations	$—	$—	$(47)

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for annual periods fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation”, regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement–Period Adjustments”. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for annual reporting periods beginning after December 15, 2015. The Adoption of this guidance has no material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, “Revenue from Contracts with Customers”. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations” (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”, clarifying the implementation guidance on identifying performance obligations and licensing. The amendments in this ASU clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2016, May 31, 2016 and 2015 have been excluded from the per share computations, since their inclusion would be anti-dilutive:

	December 31,	May 31,
	2016	2016	2015
Convertible bonds - Series A	—	—	19,376
Convertible bonds - Series B	5,437	5,582	83,433
Convertible promissory notes	2,873,957	1,761,380	64,137
Convertible preferred shares	592,191	524,630	216,191
Warrants	33,630	83,764	1,243,194
Options	319,500	320,500	337,000
Total	3,824,715	2,695,856	1,963,331

Convertible preferred shares include the Company’s Series D Preferred Stock which contains both a fixed and variable conversion feature that fluctuates with the Company’s stock price. In addition, other restrictions prevent the holders from converting all of the Series D Preferred Stock at the same time. As a result, it is difficult to estimate the exact amount of shares of common stock the Series

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

D Preferred Stock could be converted into at any time. As a result, only the fixed portion of the conversion features are included in the amounts above.

In April 2017, the Company entered into an agreement with Holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 300,000 shares of common stock.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	May 31,
	2016	2016	2015
Computer software	$90	$90	$139
Office equipment	33	33	30
Computer equipment	696	546	313
Furniture and fixtures	278	224	185
Leasehold improvements	472	456	76
Total property and equipment, gross	1,569	1,349	743
Accumulated depreciation	(650)	(469)	(237)
Total property and equipment, net	$919	$880	$506

Depreciation expense for the Transition Period and years ended May 31, 2016 and 2015, was $181, $232, and $158, respectively. In addition, the Company wrote off fixed assets totaling $0, $49 and $46 for the same periods, respectively.

NOTE 5 – OTHER NON-CURRENT ASSETS

The following provides a breakdown of other non-current assets:

	December 31,	May 31,
	2016	2016	2015
Surety bond	$1,405	$1,405	$—
Investment in captive insurance entity	3,039	2,378	1,799
Other non-current assets	129	163	105
Total	$4,573	$3,946	$1,904

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 6 – IDENTIFIABLE INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of:

	December 31, 2016
	Tradenames	Non-Compete	Customer Relationships	Total
Identifiable intangible assets, gross	$6,289	$2,368	$9,890	$18,547
Accumulated impairment losses	(311)	(142)	(1,084)	(1,537)
Accumulated amortization	(1,253)	(1,661)	(4,947)	(7,861)
Identifiable intangible assets, net	$4,725	$565	$3,859	$9,149

	May 31, 2016
	Tradenames	Non-Compete	Customer Relationships	Total
Identifiable intangible assets, gross	$6,289	$2,368	$9,890	$18,547
Accumulated impairment losses	(311)	(142)	(1,084)	(1,537)
Accumulated amortization	(1,241)	(1,345)	(3,683)	(6,269)
Identifiable intangible assets, net	$4,737	$881	$5,123	$10,741

	May 31, 2015
	Tradenames	Non-Compete	Customer Relationships	Total
Identifiable intangible assets, gross	$5,892	$2,368	$7,483	$15,743
Accumulated impairment losses	(311)	(142)	(1,084)	(1,537)
Accumulated amortization	(666)	(801)	(2,170)	(3,637)
Identifiable intangible assets, net	$4,915	$1,425	$4,229	$10,569

The weighted average useful life remaining of identifiable intangible assets remaining is 7.1 years.

Amortization of identifiable intangible assets for the Transition Period, years ended May 31, 2016 and 2015 was $1,592, $2,632, and $2,553, respectively.

As of December 31, 2016, estimated annual amortization expense for each of the next five fiscal years is as follows:

As of December 31,	Amount
2017	$2,728
2018	861
2019	629
2020	629
2021	629
Thereafter	3,673
Total	$9,149

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 7 – GOODWILL

The following table provides a roll forward of goodwill:

	December 31,	May 31,
	2016	2016	2015
Beginning balance, gross	$16,121	$9,688	$9,607
Accumulated impairment losses	(1,288)	(1,288)	(1,288)
Beginning balance, net	14,833	8,400	8,319
Acquisitions	—	6,433	—
Purchase accounting adjustment	946	—	81
Ending balance, net	$15,779	$14,833	$8,400

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following provides a breakdown of accounts payable and accrued expenses:

	December 31,	May 31,
	2016	2016	2015
Accounts payable	$5,921	$5,530	$3,816
Accrued payroll, taxes and bonuses	6,827	6,218	4,016
Other accrued expenses	5,362	5,847	3,450
Total	$18,110	$17,595	$11,282

NOTE 9 – ACCOUNTS RECEIVABLE FINANCING

Sterling National Bank

In November 2013, Control Solutions International, Inc. (“CSI”), entered into a financing services agreement by which it assigns accounts receivable to fund working capital with Sterling National Bank (“Sterling”). Pursuant to this agreement, Sterling may advance up to 90% of the face value of eligible accounts receivable.  The borrowings carry interest at a rate of 0.025% per day, or 9.0% per annum, from the date of the advance until the date of repayment.  There is no ending date to the agreement, only a closing fee of $500 (whole dollars) upon termination.

ABN AMRO Commercial Finance

In February 2014, Longbridge Recruitment 360 Limited, wholly owned by Staffing 360 Solutions Limited (“Staffing U.K.”) entered into an agreement with ABN AMRO Commercial Finance PLC (“ABN AMRO”) under which it borrows money against eligible accounts receivable. Under this agreement, the Borrower may receive advances of up to 90% on temporary placements and 75% on permanent placements of the face value of eligible receivables.  The borrowings carried interest at a rate of 2.50% above the Sterling Libor rate of 3.90%.  The aggregate limit is £1,250, which is cross guaranteed by all of our U.K. subsidiaries and backed by all of the assets of our U.K. entities.

On November 5, 2015, an amendment to the existing agreement with ABN AMRO was entered into, raising the limit on the line from £1.25 million to £3.5 million at a 2.5% interest rate plus the Bank of England base rate of 0.5%. With this new agreement the borrower receives advances of 90% on both temporary and permanent placements of the face value of eligible receivables. Additionally, a two-year term loan was entered into with ABN-AMRO Commercial Finance for £750 to partially fund the acquisition of The JM Group Limited (“The JM Group”) and it bears an interest rate of 3% plus the Bank of England base rate of 0.5%. The new facility and the term loan are cross guaranteed by all of our UK subsidiaries and backed by all of the assets of our U.K. entities.

On March 29, 2017, Longbridge Recruitment 360 Limited and The JM Group each received a reservation of rights letter from ABN AMRO bank with respect to technical noncompliance with certain financial covenants contained in their financing documents with the bank. There was no financial impact of receiving this letter.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Wells Fargo Bank, NA

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

Effective July 25, 2014, the Company joined with its subsidiaries, Monroe, PSI and PRS, (collectively the “Borrowers”) in an Amended and Restated Credit and Security Agreement and a new Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, NA. This Credit Facility increased the line of credit amount from $14.0 million to $15.0 million and modified the covenants to permit, with certain limitations, the transfer of funds amongst the Borrowers. All other terms and conditions remained unchanged. On April 8, 2015, the Company effectively cancelled the Wells Fargo Credit Facility. Associated with this cancellation, the Company paid an early termination fee of $100. The effective rate during the year ended May 31, 2015 was 5.15%. At December 31, 2016, May 31, 2016 and 2015, the balance outstanding under this Credit Facility was $0.

Midcap Funding Trust

On April 8, 2015, Monroe and PSI, each a wholly owned subsidiary of the Company, entered into a $22.0 million revolving loan facility with MidCap Funding X Trust (“MidCap”), with the option to increase the amount to up to $47.0 million. On July 13, 2015, in connection with the Company’s acquisition of Lighthouse Placement Services, LLC (“Lighthouse”), the $22.0 million revolving loan facility was amended to include Lighthouse and the Company’s existing subsidiary, Faro Recruitment America, Inc., as borrowers. The revolving loan’s term is four years. The interest rate is LIBOR plus 4.0%, with a LIBOR floor of 1.0% per annum. The Company may prepay all or any portion of the balance at any time subject to a prepayment premium of: (i) 2.0% if prepaid in the first year of the loan; and (ii) 1.0% if prepaid thereafter. This loan is secured by a first priority lien in favor of MidCap on all of the Company’s US based assets except for the CSI assets. The Company entered into customary pledge and guaranty agreements to evidence the security interest in favor of MidCap.

On April 8, 2015, PRS entered into a $3.0 million revolving loan facility with MidCap. At the time, the Company held a 49% equity interest in PRS. The revolving loan’s term was four years. The interest rate was LIBOR plus 4.0%, with a LIBOR floor of 1.0% per annum. The Company may prepay all or any portion of the balance at any time subject to a prepayment premium of: (i) 2.0% if prepaid in the first year of the loan; and (ii) 1.0% if prepaid thereafter. This loan was secured by a first priority lien in favor of MidCap on all of the Company’s US based assets except for the assets of CSI. The Company entered into customary pledge and guaranty agreements to evidence the security interest in favor of MidCap.

On July 11, 2016, the Company, PRS and MidCap amended the agreements to join the PRS facility with Monroe and PSI’s facility for a total facility of $25.0 million (the “Midcap Facility”).

The availability to the Company under the Midcap Facility is reduced by any outstanding letters of credit. The Midcap Facility allows the Company to issue letters of credit up to $150. As of December 31, 2016, $85 letters of credit were issued and outstanding.

In addition, in January 2017, Midcap further reduced the Company’s availability for any past due taxes. The reserve to reduce the Company’s availability builds at a rate of $2.5 per day up to the amount of the past due taxes.

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect their intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of their organizational documents. During the period August 31, 2015 through May 31, 2016, the Company was not in compliance with one or more of the covenants, however, did receive a waiver from MidCap for such covenants during this period. On July 11, 2016, the Company and MidCap amended the agreement and related covenants prospectively. The Company has been in compliance with the covenants.

At December 31, 2016, May 31, 2016 and 2015, the total outstanding balance of all facilities was $15,605, $14,729, and $13,016, respectively.

Midcap Financial Trust – Additional Term Loan

On April 8, 2015, the Company entered into an additional four-year term loan with Midcap Financial Trust, associated with the accounts receivable financing line of credit, of up to $1,300 bearing interest at 4.0% plus LIBOR, with a LIBOR floor of 1.0% per annum, provided, that the Additional Term Loan shall be limited to an amount equal to 5.0% of each $1,000 of the aggregate net amount of the Eligible Accounts (as such term is defined in the S360 Credit Agreement) minus the amount of any reserves and/or adjustments provided for in the S360 Credit Agreement. The initial borrowing of the Additional Term Loan was $700 and shall be payable in full on April 8, 2019. As of May 31, 2015, the outstanding balance was $700. Subsequently, there were two additional borrowings for $50 each.

On February 8, 2016, the Company amended the terms of the agreement to draw an additional $500 and adjust the interest rate to 9.0% plus LIBOR, with a LIBOR floor of 1%. The maturity date was unchanged. As part of the amendment, the Company issued Midcap Financial Trust 25,000 shares of common stock and recorded a debt discount of $65. Net of the remaining unamortized debt discount of $57, the remaining loan balance is $1,243. As of December 31, 2016, the outstanding balance is $1,300.

On January 26, 2017, the payment terms of the Additional Term Loan were amended. Commencing on February 1, 2017 and continuing the first day of each calendar month, the Company shall make principal payments of $50 each month with the entire remaining balance due on the maturity date. In addition, in the event the Company should raise capital in aggregate of $2.5 million, the Company must paid $500 of such capital towards the Additional Term Loan; and if the Company should raise capital cumulatively in aggregate of $4.0 million, an additional $500 of such capital must be paid towards the Additional Term Loan.

The Company has reclassified the Midcap Additional Term Loan from Long-term debt to Other current liabilities for $550 and Other long-term liabilities for $750, as this represents funds received from the Accounts receivable financing facility. These reclassifications had no impact on reported results of operations.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 10 – DEBT

	December 31,	May 31,
	2016	2016	2015
Bonds:
Bonds - Series A	$—	$—	$175
Bonds - Series B	50	55	981

Convertible Notes:
12% Convertible Note	—	—	100
8% Convertible Note (February 5, 2015)	—	—	204
Non-interest bearing convertible note (January 6, 2016)	359	359	—
Non-interest bearing convertible note (September 10, 2016)	477	—	—
8% Convertible Note (July 8, 2015)	1,960	3,920	—
8% Convertible Note (February 8, 2016)	728	728	—
Lighthouse - Seller Note #1	1,874	2,124	—
Lighthouse - Seller Note #2	234	390	—

Promissory Notes:
The JM Group - Seller Note	—	—	—
Staffing (UK) - Seller Note	112	144	199
PeopleServe - Seller Note	329	789	1,578

Term Loans:
Sterling National Bank	168	272	52
Midcap Financial Trust	2,025	2,375	2,937
ABN AMRO	694	821	—

Less Debt Discount	(1,374)	(2,693)	(1,323)

Total Debt	7,636	9,284	4,903

Less: Current Portion	(3,639)	(6,098)	(2,591)

Total Long-Term Debt	$3,997	$3,186	$2,312

From April 21, 2014 through May 27, 2014, the Company raised $950 from two accredited investors through the issuance of five short-term, 12% convertible promissory notes.  The holders of these notes received an aggregate of 19,000 common stock shares.  These notes had varying maturity dates.

During July 2014, the Company amended and restated each of the five aforementioned promissory notes. Other than for $150, which was repaid, the remaining balance of $800 was amended and restated with the same basic terms as the original promissory notes, other than that they became due upon demand. These note holders received either 250 or 500 common stock shares monthly for every $100 loaned. The holder could convert, at their sole election, the principal amount and unpaid interest into common stock shares at $15.00 per share. These notes were paid in full in April 2015.

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

Series A Bonds

On July 29, 2014, the Company completed its Series A bond financing. The Company raised an aggregate of $4,059 from 70 accredited investors and issued an aggregate of 40,585 common stock shares. As part of the Series A Bond offering, the placement agent was entitled to: (i) a fee in cash up to an amount equal to 10% of the aggregate gross proceeds, (ii) a non-accountable expense allowance of up to 2% of the aggregate gross proceeds, and (iii) common stock shares equal to 10% of the aggregate number of common stock shares issued. The placement agent was paid $487 and issued 1,210 common stock shares.

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

Series B Bonds

From October 3, 2014 through November 24, 2014, the Company completed multiple closings of its best efforts private offering of 12% Series B Convertible Bonds (“Series B Bonds”) with certain accredited investors. Pursuant to purchase agreements, the Company issued Series B Bonds in the aggregate of $982 to 21 accredited investors.

In addition to the Series B Bonds, each holder received 500 common stock shares for each $50 principal amount of Series B Bond investment. Accordingly, the Company issued an aggregate of 9,815 common stock shares to the holders. As a result, the Company recorded a debt discount of $124 and a beneficial conversion of $100.

As part of the Series B Bond offering, the placement agent was entitled to: (i) a fee in cash of $88 which equals 9% of the aggregate gross proceeds raised, plus reimbursement of certain expense, (ii) 589 common stock shares equal to 6% of the Equity Consideration issued, and (iii) a three year warrant, exercisable at $20.00 per share, to purchase 2,945 common stock shares with such exercise price subject to certain adjustments.

On or prior to September 30, 2015 (the “Maturity Date”), the holder must notify the Company whether the repayment will be made in cash or in common stock shares of the Company. At the Maturity Date, if the Series B Bond will be repaid in common stock shares, then the Series B Bond shall be repaid in common stock shares as follows: (i) in the event the Company’s common stock shares are trading at $26.70 or higher based on a 10-Day VWAP immediately prior to the Maturity Date, then the repayment conversion price shall be set at $20.00 per share, or (ii) in the event the Company’s common stock shares are trading below $26.70 based on a 10-Day Volume Weighted Average Price (“VWAP”), then the repayment conversion price shall be set at a 25% discount to the 10-Day VWAP calculated immediately prior to the Maturity Date, provided however, that in no event will the repayment conversion price be less than $15.00. The holders may elect to convert the Series B Bonds, including all unpaid coupon payments, at any time prior to the Maturity Date into common stock shares at a conversion price of $20.00 per share.

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

On March 30, 2016, the Series B holders of Amendment 1, further extended the maturity date to September 30, 2016. As consideration for amending the terms of the Series B Bonds, they received 2,750 shares of common stock valued at $12. The principal and accrued but unpaid interest will be due on the date of maturity.

On September 30, 2016, the Company amended two Series B bonds totaling $50. The holders received a total of 1,250 common stock shares. In addition, the bonds were extended for six months and will mature on March 31, 2017. On October 27, 2016 the Company paid $5 in principal and interest.

Through December 31, 2016, the Company paid a total of $931 in principal. Net of the unamortized debt discount and beneficial conversion of $0, the remaining loan balance is $50.

12% Convertible Note

On December 10, 2014, the Company issued a 12% promissory note in the amount of $100. On or prior to the maturity date, April 15, 2015, the holder could elect to convert all or part of the principal and accrued interest into common stock shares at $10.00 per share. In addition, for every $1.00 of principal converted, the Company will issue a warrant to purchase one-half of a common stock share at $20.00 per common stock share exercisable for a term of three years. As additional consideration, the Company agreed to issue 1,000 common stock shares upon execution of this agreement. Accordingly, the Company recorded an original issue discount of $5 for the 1,000 common stock shares issued which was fully amortized as of May 31, 2015.

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

8% Convertible Note

On February 5, 2015, the Company issued an 8% promissory note in the amount of $204 due on November 5, 2015, with a conversion feature commencing 180 days after the loan issuance date. The loan was convertible at a 39% discount to the average share price on the lowest three trading prices during the ten days prior to conversion. In connection with this note, the Company recorded a $178 discount related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid.

On July 24, 2015, the Company paid the note holder $283 as full payment of the debt. The cash payment was applied against the principal balance of $204, accrued interest of $8 and a prepayment fee of $71. In accordance with ASC 470-50-40-2 “Debt

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Modifications and Extinguishments”, the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt shall be recognized in income as gains and losses. In addition, the reporting entity should derecognize the beneficial conversion feature (“BCF”) by calculating the intrinsic value of the conversion option at the extinguishment date and allocate that amount to additional paid in capital to redeem the BCF. As a result of the early extinguishment, the Company reversed the remaining unamortized portion of the debt discount of $66 and recognized it as a loss. In addition, the Company derecognized the BCF by calculating the intrinsic value of the conversion feature on the date of extinguishment amounting to $170 and allocated to additional paid in capital. The net effect amounted in a gain on early debt extinguishment amounting to $32. During the fiscal year ended May 31, 2016, the Company recorded $2 of interest expense and paid in full all accrued interest related to this loan totaling $8.

Non-interest bearing convertible note - June 23, 2015

On June 23, 2015, the Company issued a non-interest bearing $359 convertible promissory note. The financing had an OID of $54, a term of six months and was convertible into common stock at a price of $11.50 per share. As part of the debt raise, other debt issuance costs amounted to $5 which related to legal fees and $54 related to the OID. This note was paid in full in December 2015.

Non-interest bearing convertible note – January 6, 2016

On January 6, 2016, the Company issued a non-interest bearing $359 convertible promissory note. The financing had an OID of $54, a term of six months and was convertible into common stock at a price of $11.50 per share. As part of the debt raise, other debt issuance costs amounted to $5 which related to legal fees and $54 related to the OID.  On July 8, 2016, the Company paid $59 in the form of an extension fee and extended the term for an additional six months. This note was paid in full in January 2017.

Non-interest bearing convertible note - September 10, 2016

On September 10, 2016, the Company entered into a non-interest bearing convertible note for $477, whereby the Company received cash of $400. This note was due to mature in March 2017. In March 2017, the Company extended the note to September 2017 with a new maturity value of $565.

Non-interest bearing convertible note  - April 11, 2017

On April 11, 2017, the Company entered into a non-interest bearing convertible note for $477, whereby the Company received cash of $400. This note is due to mature in October 2017.

8% Convertible Note – July 8, 2015

On July 8, 2015, the Company issued an 8% convertible debenture valued at $3.92 million with a maturity date of April 1, 2017. Principal payments were due as follows: July 1, 2016 - $980, October 2016 - $980, January 1, 2017 - $980 and April 1, 2017 - $980. The financing had an OID of $280, a term of 21 months and was convertible into common stock at a price of $10.00 per share at the lender’s election. In connection with the financing, the Company issued 125,000 shares of common stock and 392,000 warrants exercisable for a term of five years at an initial exercise price of $10.00 (subject to adjustment). As part of the debt raise, other debt issuance costs amounted to $409, $129 of which related to legal and due diligence fees and $280 related to the OID. On December 30, 2015, the Company converted the 392,000 warrants to 100,000 Series B preferred shares. As a result of the conversion of warrants to preferred shares, the Company reduced the debt discount by $855. As a result of the OID, the common shares and preferred shares issued, the Company recorded a debt discount and beneficial conversion expense of $2,820. For the Transition Period and the fiscal years ended May 31, 2016 and 2015, the Company recorded amortization expense totaling $980, $1,619 and $0, respectively. On July 1, 2016, the Company paid cash of $980 in principal and on October 1, 2016, the Company separately converted $980 in principal into 890,910 shares of common stock. Net of the remaining unamortized debt discount of $419, the remaining loan balance was $1,541.

8% Convertible Note – February 8, 2016

On February 8, 2016, the Company issued an 8% convertible debenture valued at $728 with a maturity date of July 1, 2017. Principal payments were due as follows: January 1, 2017 - $364 and July 1, 2017 - $364. The financing had a 12% OID amounting to $78, a term of 15 months and is convertible into common stock at a price of $10.00 per share at the lender’s election. In connection with the financing, the Company issued 13,000 shares of series B preferred stock. As a result of the OID, the debt issuance costs, and preferred shares issued, the Company recorded a debt discount of $187. For the fiscal years ended May 31, 2016 and 2015, the Company

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

recorded amortization expense totaling $42 and $0, respectively. Net of the remaining unamortized debt discount of $145, the remaining loan balance was $583. As part of the debt raise, other debt issuance costs amounted to $150, $72 of which related to legal fees and commissions and $78 related to the OID.

Amendment of 8% Convertible Note – July 8, 2015 and 8% Convertible Note – February 8, 2016

On January 3, 2017, the Company entered into an amendment agreement in which, the parties refinanced an aggregate amount of $2.7 million of indebtedness and extending all amortization payments for the two 8% convertible notes dated July 8, 2015 and February 8, 2016 (collectively, the “Amendment”) to October 1, 2018, which was approximately 21 months from the date of the refinancing.

The Amendment had a new face value of $3.1 million, and an 8% interest rate, with no interest payments due until October 1, 2017, payable quarterly thereafter, and an overall term of 21 months with principal due at maturity. The Amendment was convertible into shares of common stock at a price of $3.00 per share at holder’s election, and the holder has agreed to eliminate the 20% pre-payment penalty for an early redemption.  In connection with the refinancing, the Company issued the holder 600,000 shares of common stock, valued at $498. The Amendment resulted in the extinguishment of the old notes of $2.7 million and recording of the new debt and debt issue costs. The Company recorded a $923 loss upon extinguishment. On January 26, 2017, the Amendment was paid in full resulting a loss of $498.

Lighthouse Promissory Notes

On July 8, 2015, the Company acquired Lighthouse. In connection with the acquisition, the Company issued an unsecured promissory note of $2,498 bearing interest at 6% over three years (“Lighthouse - Seller Note #1”), and an unsecured promissory note of $625 bearing interest at 6% over two years (“Lighthouse - Seller Note #2”) (collectively, the “Lighthouse Notes”). The remaining principal payments for Lighthouse – Seller Note #1 are due as follows:   January 8, 2017 - $125, April 8, 2017 - $125, July 8, 2017 - $125, October 8, 2017 - $375, January 8, 2018 - $375, April 8, 2018 - $375 and July 8, 2018 - $375.  The remaining principal payments for Lighthouse – Seller Note #2 are due as follows:  January 8, 2017 - $78, April 8, 2017 - $78 and July 8, 2017 - $78. The Lighthouse Notes and any unpaid accrued interest are convertible at any time prior to maturity at a conversion price equal to the greater of (i) 80% of the VWAP price as of the date of notice given and (ii) the Company’s common stock price as of the date of notice given. During the Transition Period, the Company paid $406 in principal towards the Lighthouse Notes.

Sterling National Bank Promissory Note

On December 16, 2014, the Company issued a promissory note to Sterling National bank in the amount of $250. The note bears interest at 18% per annum and originally had a maturity date of March 31, 2015 that was subsequently modified to have no maturity date. Through May 31, 2016, the note was paid in full.

On July 24, 2015, the Company, through its wholly owned subsidiary CSI, issued a promissory note to Sterling National Bank in the amount of $350. The note bears interest at 18% per annum and has a maturity date of October 24, 2017. The remaining principal and interest payments are paid monthly at $18 per month through maturity.

The JM Group Promissory Note

Pursuant to the acquisition of The JM Group on November 5, 2015, the Company executed and delivered to the sellers a six-month promissory note (“The JM Group Promissory Note”) in the principal amount of £500 ($770). The JM Group Promissory Note bears interest at the rate of 6% per annum. Payments were made in three monthly installments beginning on the four-month anniversary of the closing date. The monthly installments were first applied to accrued interest and then to principal. This note was paid in full in May 2016.

ABN AMRO Term Loan

On November 5, 2015, the Company entered into a two-year term loan agreement with ABN AMRO Bank in the amount of £750 ($1,096), Principal payments are made in monthly installments of £31. This loan bears interest at 3.0% plus the Bank of England base rate of 0.5%. In June 2016, the Company borrowed an additional £250. All terms of the original loan remain unchanged. For the Transition Period, the Company paid principal totaling $270. As of December 31, 2016, the remaining principal balance is £563 ($704). On March 29, 2017, Longbridge Recruitment 360 Limited and The JM Group each received a reservation of rights letter from

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

ABN AMRO bank with respect to technical noncompliance with certain financial covenants contained in their financing documents with the bank. There was no financial impact of receiving this letter.

Midcap Financial Trust – Term Loan

On April 8, 2015, the Company entered in to a four-year term loan agreement with Midcap Financial Trust in the amount of $3,000. This loan bears interest at 9.0% plus LIBOR, with a LIBOR floor of 1.0% per annum with principal payments of $62.5 per month. On February 8, 2016 the Company amended the terms of the agreement to modify the principal amortization and the maturity date to September 1, 2018. As a result, principal payments for the Midcap Financial Trust - Term Loan are as follows: March 2016 to June 2016, no principal due; July 2016 to October 2016, $37.5 per month; November 2016 to August 2018 - $100 per month; and $25 due on September 1, 2018. Through December 31, 2016, the Company repaid principal of $975. As of December 31, 2016, the remaining principal balance is $2,025.

Jackson Investment Group Term Loan

On January 26, 2017, the Company entered into a note and warrant purchase agreement with Jackson Investment Group LLC (“JIG”) for $7,400. Under the terms of this agreement, the Company issued to the JIG 1,650,000 shares of common stock and warrant agreement which allows JIG to purchase up to 3,150,000 shares of common stock at $1.35 per share. The note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of July 25, 2018. No interest or principal is payable until maturity. At any time during the term of the note, upon notice to JIG, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to JIG an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The note’s principal is not convertible into shares of common stock; however 50% of the accrued interest on the note can be converted into shares of common stock, at the sole election of JIG prior to maturity, at a conversion price equal to $2.00 per share. On March 14, 2017, the Company and JIG amended the Warrant Agreement to include a blocker preventing JIG from owning more than 19.99% of the Company’s shares outstanding as of January 26, 2017, until the such ownership is approved by the shareholders consistent with Nasdaq Rule 5635(b).

In connection with the warrant agreement associated with this note, beginning on the date six months from the note agreement closing date, the warrant entitles JIG to purchase up to 3,150,000 shares of common stock at an initial exercise price of $1.35 per share (subject to adjustment). The warrants are exercisable for a term of four and a half (4.5) years thereafter. The exercise price is subject to anti-dilution protection, including protection in circumstances where common stock is issued pursuant to the terms of certain existing convertible securities, provided that the exercise price shall not be adjusted below a price that is less than the consolidated closing bid price of the common stock.

In April 2017, the Company amended the note and warrant purchase agreement with JIG and entered into a second subordinated secured note with JIG for $1,650. Under the terms of this amended agreement, the Company issued to JIG 296,984 shares of common stock, with an additional 370,921 shares of common stock to be issued upon shareholder approval of the issuance of shares to JIG in excess of the 19.99% limit, and amended the warrant agreement to allow JIG to purchase up to an additional 825,463 shares of common stock at $1.00 per share. The original warrant agreement was also amended to increase JIG’s warrants to 3,702,075 based on the anti-dilution clause contained therein, and adjust the exercise price to $1.00 per warrant. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable until maturity. At any time during the term of the note, upon notice to JIG, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to JIG an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the note can be converted into shares of common stock, at the sole election of JIG prior to maturity, at a conversion price equal to $1.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Scheduled principal payments of debt as of December 31, 2016 are as follows:

As of December 31, 2016	Amount
2017	$4,141
2018	4,869
Total	$9,010

Scheduled principal payments of debt as of April 1, 2017, reflecting the transactions after December 31, 2016, are as follows:

As of April 1, 2017	Amount
2017	$4,322
2018	9,275
Total	$13,597

In November of 2016, the Company engaged Source Capital Group, Inc. to act as a placement agent to conduct a general solicitation private placement offering solely to accredited investors under Rule 506(c) of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act. The private placement expired on January 31, 2017. In connection with the private placement, the Company filed certificates of designation for Series E-1 and E-2 preferred shares. No shares have been issued and in January 2017, the Company had the certificates of designation withdrawn.

NOTE 11 – STOCKHOLDERS’ EQUITY

On September 17, 2015, the Company effected a one-for-ten reverse stock split. Following the reverse split, the Company’s issued and outstanding shares of common stock decreased from 45,732,674 to 4,573,360. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

On March 23, 2016, the Company’s universal shelf registration statement (“Shelf Registration”), originally filed on Form S-3 on January 4, 2016 with the United States Securities and Exchange Commission, was declared effective.

On April 4, 2016, the Company, through a public offering under the Shelf Registration, sold 527,000 shares of common stock at $2.85 for a total of $1,502.

In May 2016, the Company, through a public offering under the Shelf Registration, sold 361,705 shares of common stock at $2.35 for a total of $850.

The issuance of 2,833,051 common stock shares during the Transition Period is summarized below:

	Number of		Fair Value at
	Common Stock	Fair Value at	Issuance
Shares issued to/for:	Shares	Issuance	(per share)
Consultants	38,297	$65,808	$1.56	—	$1.96
Board and committees members	12,750	19,584	1.03	—	1.99
Employees	9,800	7,752	0.69	—	1.59
Acquisition of subsidiaries	20,000	20,400	1.02	—	1.02
Extension of Series B convertible bonds	1,250	1,700	1.36	—	1.36
Private placement	210,645	495,007	2.35	—	2.35
Conversion of Series B preferred stock	133,000	198,170	1.49	—	1.49
Conversion of Series C preferred stock	175,439	331,580	1.89	—	1.89
Conversion of Series D preferred stock	1,340,960	2,157,467	1.31	—	1.74
Shares issued in connection with conversion of convertible notes	890,910	1,149,274	1.29	—	1.29
	2,833,051	$4,446,742

The Company’s authorized common stock consists of 20,000,000 shares having a par value of $0.00001. As of December 31, 2016 and May 31, 2016, the Company has issued and outstanding 9,139,795, and 6,306,744 common stock shares, respectively. On January

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

26, 2017, the Company received shareholder approval to amend the Company’s Articles of Incorporation to increase the number of shares of common stock available for issuance from 20,000,000 to 40,000,000.

Subsequent to December 31, 2016, the Company issued 600,000 shares as part of the January 2017 Amendment, 1,650,000 shares in connection with the JIG Term Loan, 790,000 shares to employee and board members, 1,673,000 shares as part of Series D conversions, 300,000 shares in connection with the April 2017 Series D pay off, and 296,984 shares related to the April 2017 JIG Amendment.

Convertible Preferred Shares

Series A Preferred Stock

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

The Certificate of Designation filed on May 29, 2015, designating the Series A Preferred Stock, was filed in connection with the Company’s issuance of an aggregate of 1,663,008 shares of Series A Preferred Stock to Brendan Flood and Matthew Briand for the conversion of the Gross Profit Appreciation Bonus (as defined in each employment agreement) associated with their employment agreements. The Certificate of Designation was approved and related issuances were ratified by the Company’s Board and compensation committee on May 29, 2015.

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

As of December 31, 2016, May 31, 2016 and 2015, we had issued and outstanding 1,663,008 Series A Preferred Stock shares and accrued dividends totaling $366, $250 and $50, respectively.

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

Series B Preferred Stock

On December 30, 2015, the Company filed a Certificate of Designations, Preferences and Rights of Series B Preferred Stock with the Nevada Secretary of State, pursuant to which the Company designated 200,000 shares as Series B Preferred Stock, par value $0.00001 per share. The Series B Preferred Stock shall have a stated value of $10.00 per share. Except as otherwise required by law, the Series B Preferred Stock shall have no voting rights.

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

At December 31, 2016, the Company has no Series B shares issued and outstanding.

Series C Preferred Stock

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

At December 31, 2016, the Company has no Series C shares issued and outstanding.

Series D Preferred Stock

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Commencing on the date of the issuance of any such shares of Series D Preferred Stock, each outstanding share of Series D Preferred Stock will accrue a cumulative in-kind payment accrual (“In-Kind Accrual”), at a rate equal to 6.50% per annum, subject to adjustment as provided in this Certificate of Designations, of the Face Value.  In-Kind Accrual will be payable with respect to any shares of Series D Preferred Stock upon any of the following: (a) upon redemption of such shares in accordance with the Certificate of Designation; (b) upon conversion of such shares in accordance with the Certificate of Designation; and (c) when, as and if otherwise declared by the Board of the Company.

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

During the Transition Period, holders of this series converted 118 shares of Series D Preferred Stock to 1,340,960 shares of common stock.

	Shares	Balance
Face Value	211	$2,110
Original Issue Discount		(110)
Beneficial Conversion Feature		(615)
Beginning Balance, Net		1,385
Conversions	(118)	(773)
Ending Balance, Net	93	$612

Subsequent to December 31, 2016, holders of Series D Preferred Stock, converted an additional 31.3 units resulting in the issuance of 1,673,000 shares of common stock.

Due to the contingent nature of the cash redemption feature of the Series D Preferred Stock, the Company has classified the shares as temporary equity on the consolidated balance sheets. In addition, at the commitment date these were issued, the Company determined that a beneficial conversion feature existed in the amount of $615, which was recorded within Additional Paid-In Capital on the consolidated balance sheet.

On September 22, 2016, the Company and Holders of the Series D Preferred shares agreed that a Trigger Event, as defined in the Stock Purchase Agreement between Staffing 360 Solutions, Inc. and Holders of the Series D Preferred shares dated June 24, 2016, filed as an exhibit to our Current Report on Form 8-K on June 27, 2016 (the “Series D Purchase Agreement”), had occurred as of September 22, 2016.  A Trigger Event gives the holders of the Series D Preferred Stock certain additional rights and removes certain restrictions in respect of the Series D Preferred Stock, as set forth in the Series D Purchase Agreement. Holders of the Series D Preferred shares has agreed not to submit any additional conversion notices until the Company obtains stockholder approval for the transaction, so long as such approval is obtained by January 31, 2017.  The Company obtained stockholder approval for the transaction on January 26, 2017 and has subsequently issued 1,673,000 shares as part of Series D conversion.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

In April 2017, the Company entered into an agreement with Holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 300,000 shares of common stock.

Warrants

On March 29, 2016, the Company filed a Tender Offer Statement (“Tender Offer”), offering to certain holders of the Company’s outstanding warrants to elect to receive an aggregate of 906,633 shares of the Company’s common stock, by agreeing to receive 20 common stock shares in exchange for every 100 warrants tendered by the holders of Warrants.  The Warrants consisted of (i) warrants to purchase an aggregate of 89,729 Shares issued to certain investors in connection with private placement offerings from April and June of 2013, (ii) warrants to purchase an aggregate of 86,362 Shares issued to certain investors in connection with a bridge financing from November and December of 2013, (iii) warrants to purchase an aggregate of 500,000 Shares that were issued to certain investors in connection with the Company’s private placement offerings from January through March of 2014, (iv) warrants to purchase an aggregate of 185,510 Shares that were issued upon the conversion of outstanding Series A Bonds that were issued in July 2014, (v) warrants to purchase 2,945 Shares issued to the placement agent in connection with the offering of Series B Bonds in October and November of 2014, (vi) warrants to purchase 12,000 Shares issued to MidCap Financial Trust in connection with the Company’s accounts receivable credit facility and term loan in April of 2015, (vii) warrants to purchase 30,087 Shares issued to a placement agent in connection with several of the Company’s capital raises across the calendar year 2015.

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

Transactions involving the Company’s warrant issuance are summarized as follows:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at May 31, 2014	671,180	$19.70
Issued	572,014	15.00
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2015	1,243,194	17.60
Issued	422,087	11.10
Exercised	—	—
Converted to common shares	(1,189,517)	10.49
Converted to preferred shares	(392,000)	10.00
Expired or cancelled	—	—
Outstanding at May 31, 2016	83,764	$19.42
Issued	—	—
Expired or cancelled	(50,134)	19.83
Outstanding at December 31, 2016	33,630	$19.38

The following table summarizes warrants outstanding as of December 31, 2016:

	Number	Weighted Average	Weighted
Exercise	Outstanding	Remaining Contractual	Average
Price	and Exercisable	Life (years)	Exercise price
$ 10.25 - $ 20.00	33,630	1.24	$19.38

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Stock Options

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 250,000 shares of common stock has been reserved for issuance under this plan. The 2014 Plan expires on January 28, 2024. As of December 31, 2016, all 250,000 shares have been issued.

Our Board will administer the plan unless and until the Board delegates administration to a committee, consisting of one or more members, that has been appointed by the Board, except that once our common stock begins trading publicly, the committee will consist solely of two or more outside directors as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The authority to administer the 2014 Plan currently resides with the Compensation Committee of the Board (the “Compensation Committee”). They have the power to determine which persons eligible under the plan will be granted option awards.

Transferability

Option awards are not transferable other than by will or by the laws of descent and distribution unless otherwise provided in the individual option agreement.

Change of Control Event

In the event of a change in control, then, without the consent or action required of any holder of an option award (in such holder’s capacity as such):

(i) Any surviving corporation or acquiring corporation or any parent or affiliate thereof, as determined by the Board in its discretion, will assume or continue any option awards outstanding under the plan in all or in part or shall substitute to similar stock awards in all or in part; or

(ii) In the event any surviving corporation or acquiring corporation does not assume or continue any option awards or substitute to similar stock awards, for those outstanding under the plan, then: (a) all unvested option awards will expire (b) vested options will terminate if not exercised at or prior to such change in control; or

(iii) Upon change in control the Board may, in its sole discretion, accelerate the vesting, partially or in full, in the sole discretion of the Board and on a case-by-case basis of one or more option awards as the Board may determine to be appropriate prior to such events.

Notwithstanding the above, in case of change in control, in the event all or substantially all of the shares of common stock of the company are to be exchanged for securities of another company, then each holder of an option award shall be obliged to sell or exchange, as the case may be, any shares such holder hold or purchased under the plan, in accordance with the instructions issued by the Board, whose determination shall be final.

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

2015 Omnibus Incentive Plan

On September 23, 2015, our Board adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”). This plan has not been approved by our stockholders. Under the 2015 Plan, we may grant options to employees, directors, senior management of the company and, under

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

certain circumstances, consultants. The purpose of the 2015 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates.

The 2015 Plan provides for an aggregate of 450,000 shares of common stock to be available for awards under the 2015 Plan (“Awards”). The number of shares available for grant pursuant to Awards under the 2015 Plan is referred to as the “Available Shares”. If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the common stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the 2015 Plan.

The Plan will have a term of ten years and no further Awards may be granted under the 2015 Plan after that date.

Awards Available for Grant

The Compensation Committee may grant Awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) (each as defined under the 2015 Plan) or any combination of the foregoing. Notwithstanding, the Compensation Committee may not grant to any one person in any one calendar year Awards (i) for more than 150,000 shares of common stock in the aggregate or (ii) payable in cash in an amount exceeding $600 in the aggregate.

Transferability

Each Award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The Compensation Committee, however, may permit Awards (other than Incentive Stock Options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Change in Control

Except to the extent otherwise provided in an Award, in the event of a Change in Control (as defined under the 2015 Plan), all outstanding Options and equity awards (other than performance compensation awards) issued under the Plan will become fully vested and performance compensation awards will vest, as determined by the Compensation Committee, based on the level of attainment of the specified performance goals. In general, the Compensation Committee may, in its discretion, cancel outstanding Awards and pay the value of such Awards to the participants in connection with a Change in Control. The Compensation Committee can also provide otherwise in an Award under the 2015 Plan.

Through December 31, 2016, the Company had granted 242,500 options to purchase common stock with an exercise price of $20.00 per share and 107,000 options to purchase common stock with an exercise price of $10.00 per share. On December 8, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share. There are 75,000 options with an exercisable term of five years and all others have an exercisable term of ten years.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

A summary of the activity during the Transition Period and year ended May 31, 2016 and 2015 of the Company’s 2014 Equity Incentive Plan and 2015 Omnibus Incentive Plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at May 31, 2014	190,000	$20.00	$—
Granted	147,000	17.20	—
Exercised	—	—	—
Expired or cancelled	—	—	—
Decrease in weighted average exercise price due to modification (1)	—	(4.10)	—
Outstanding at May 31, 2015	337,000	13.10	—
Granted	12,500	10.00	—
Exercised	—	—	—
Expired or cancelled	(29,000)	10.00	—
Outstanding at May 31, 2016	320,500	$13.15	—
Granted	—	—	—
Exercised	—	—	—
Expired or cancelled	(1,000)	$10.00	—
Outstanding at December 31, 2016	319,500	$13.16	—

(1)	On December 8, 2014, the Company modified the exercise price on its unvested 138,000 options from an exercise price of $20.00 per share to $10.00 per share.

During the Transition Period and the years ended May 31, 2016 and 2015, the Company recorded share-based payment expense of $210, $358 and $338, respectively, in connection with all options outstanding.

The total compensation cost related to options not yet amortized is $527 at December 31, 2016. The Company will recognize this charge over the next 2.6 years.

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. On January 26, 2017. our stockholders approved the 2016 Plan, pursuant to which 2,500,000 shares of the Company’s common stock will be reserved for issuance under stock and stock option awards.  To date, the Company has issued 831,700 shares and 308,500 options to purchase shares of common stock and therefore has 1,359,800 remaining under this plan.

The Company’s Compensation Committee will administer the 2016 Plan. The Compensation Committee will have the authority, without limitation to (i) designate Participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of Common Shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled or exercised in cash, Common Shares, other securities, other awards or other property, or canceled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, common shares, other securities, other awards or other property and other amounts payable with respect to an award; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in this Plan and any instrument or agreement relating to, or award granted under, this Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation Committee shall deem appropriate for the proper administration of this Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards; and (x) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of this Plan  The Compensation Committee will have full discretion to administer and interpret the 2016 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Eligibility

Employees, directors, officers, advisors and consultants of the Company or its affiliates are eligible to participate in the 2016 Plan. The Compensation Committee has the sole and complete authority to determine who will be granted an Award under the 2016 Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the 2016 Plan.

Number of Shares Authorized

The 2016 Plan provides for an aggregate of 2,500,000 shares of common stock to be available for awards. The Board and Committee selected this number of available shares to provide for awards to be granted for the 2017 and 2018 fiscal years assuming recent trends of awarding equity were to continue.

The 2016 Plan will have a term of ten years and no further Awards may be granted under the 2016 Plan after that date.

Awards Available for Grant

The Compensation Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) (as defined under the 2016 Plan) or any combination of the foregoing subject to the number of available shares. Notwithstanding anything to the contrary in the 2016 Plan, the Compensation Committee may not grant to any one participants under the plan in any one calendar year awards (i) for more than 400,000 Common Shares in the aggregate or (ii) payable in cash in an amount exceeding $750,000 in the aggregate.

Options

Under the terms of the 2016 Plan, unless the Compensation Committee determines otherwise in the case of an option substituted for another option about a corporate transaction, the exercise price of the options will not be less than the fair market value (as determined under the 2016 Plan) of the shares of common stock on the date of grant. Options granted under the 2016 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2016 Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder).

Stock Appreciation Rights

The Compensation Committee will be authorized to award Stock Appreciation Rights (“SARs”) under the 2016 Plan. SARs will be subject to such terms and conditions as established by the Compensation Committee. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period. A SAR granted under the 2016 Plan may be granted in tandem with an option and SARs may also be awarded to a Participant independent of the grant of an option. SARs granted about an option shall be subject to terms like the option which corresponds to such SARs. SARs shall be subject to terms established by the Compensation Committee and reflected in the award agreement.

Restricted Stock

The Compensation Committee will be authorized to award restricted stock under the 2016 Plan. Unless otherwise provided by the Compensation Committee and specified in an award agreement, restrictions on restricted stock will lapse after three years of service with the Company. The Compensation Committee will determine the terms of such restricted stock awards. Restricted Stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the Compensation Committee for a specified period. Unless the Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited.

Restricted Stock Unit Awards

The Compensation Committee will be authorized to award restricted stock unit awards under the 2016 Plan. Unless otherwise provided by the Compensation Committee and specified in an award agreement, restricted stock units vest after three years of service

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

with the Company. The Compensation Committee will determine the terms of such restricted stock units. Unless the Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period over which all or a portion of the units are to be earned, then any unvested units will be forfeited. At the election of the Compensation Committee, the participant will receive a number of shares of common stock equal to the number of units earned or an amount in cash equal to the fair market value of that number of shares at the expiration of the period over which the units are to be earned or at a later date selected by the Compensation Committee.

Stock Bonus Awards

The Compensation Committee will be authorized to grant awards of unrestricted shares of common stock or other awards denominated in shares of common stock, either alone or in tandem with other awards, under such terms and conditions as the Compensation Committee may determine.

Performance Compensation Awards

The Compensation Committee will be authorized to grant any award under the 2016 Plan in the form of a performance compensation awards. The Compensation Committee will select the performance criteria based on one or more of the following factors: (i) revenue; (ii) sales; (iii) profit (net profit, gross profit, operating profit, economic profit, profit margins or other corporate profit measures); (iv) earnings (EBIT, EBITDA, earnings per share, or other corporate earnings measures); (v) net income (before or after taxes, operating income or other income measures); (vi) cash (cash flow, cash generation or other cash measures); (vii) stock price or performance; (viii) total stockholder return (stock price appreciation plus reinvested dividends divided by beginning share price); (ix) economic value added; (x) return measures (including, but not limited to, return on assets, capital, equity, investments or sales, and cash flow return on assets, capital, equity, or sales); (xi) market share; (xii) improvements in capital structure; (xiii) expenses (expense management, expense ratio, expense efficiency ratios or other expense measures); (xiv) business expansion or consolidation (acquisitions and divestitures); (xv) internal rate of return or increase in net present value; (xvi) working capital targets relating to inventory and/or accounts receivable; (xvii) inventory management; (xviii) service or product delivery or quality; (xix) customer satisfaction; (xx) employee retention; (xxi) safety standards; (xxii) productivity measures; (xxiii) cost reduction measures; and/or (xxiv) strategic plan development and implementation.

Transferability

Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative.  No award may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance shall be void and unenforceable against the Company; provided that the designation of a beneficiary shall not constitute an assignment, alienation, pledge, attachment, sale, transfer or encumbrance. The Compensation Committee, however, may permit awards (other than incentive stock options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Amendment

The 2016 Plan will have a term of ten years from the effective date of the 2016 Plan. The Company’s Board may amend, suspend or terminate the 2016 Plan at any time; however, shareholder approval to amend the 2016 Plan may be necessary if applicable law or listing rule so requires. No amendment, suspension or termination will impair the rights of any Participant or recipient of any award without the consent of the participant or recipient.

Change in Control

Except to the extent otherwise provided in an award, in the event of a change in control, all outstanding options and equity awards (other than performance compensation awards) issued under the 2016 Plan will become fully vested or the period of restriction will expire and performance compensation awards vest, as determined by the Compensation Committee, based on the level of attainment of the specified performance goals or assuming that that the applicable “target” levels of performance have been obtained or on such other basis as determined by the compensation Committee.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Long-Term Incentive Plan

In May 2016, the Company’s Board approved the 2016 Long-Term Incentive Plan (the “2016 LTIP”). This plan was approved by our stockholders on January 26, 2017.

The material features of the 2016 LTIP are:

•	The maximum number of shares of common stock to be issued under the 2016 LTIP is 1,300,000 shares;
•	The award of performance units is permitted;
•	The term of the 2016 LTIP will expire on December 31, 2018 (unless terminated earlier) at the end of the 2016 LTIP’s performance period.

The shares we issue under the 2016 LTIP will be authorized but unissued shares.  The Board selected 1,300,000 shares to adequately motivate the participants and drive performance for the period.

2016 LTIP Administration

The 2016 LTIP will be administered by the Compensation Committee of the Board. The Compensation Committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, and to determine the specific terms and conditions of each award, subject to the provisions of the 2016 LTIP.

Eligibility

Persons eligible to participate in the 2016 LTIP will be those officers, employees, consultants and independent contractors of the Company and its subsidiaries as selected from time to time by the Compensation Committee in its discretion. The Compensation Committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, and to determine the specific terms and conditions of each award, subject to the provisions of the 2016 LTIP.

Amendment and Termination

The Board may, without shareholder approval, modify, revise or terminate the 2016 LTIP at any time and from time to time.  The Board will seek shareholder approval to increase the amount of shares of common stock which may be issued under the 2016 LTIP or to make any “material amendment” to the 2016 LTIP.  Unless the Board elects to terminate the 2016 LTIP earlier, the 2016 LTIP will terminate on December 31, 2018.

Performance Units

The 2016 LTIP permits the granting of performance units to participants under the 2016 LTIP.  The award agreement will set forth the number of performance units granted to a participant.  The number of shares issued under an award is determined by multiplying the number of performance units granted to the participant by the vesting rate which is determined by measuring the market cap of the Company.  As amended by the Compensation Committee on October, 25, 2016, the below chart summarizes the relationship between performance and the vesting rate for the performance units.

2018 Market Cap	Vesting Rate
Up to $54.6M	0.00%
From $54.6M to below $82M	25.00%
From $82M to below $109.3M	41.67%
From $109.3M to below $136.6M	66.67%
At $136.6M or above	100.00%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

If earned, shares of common stock will be issued to a participant within 30 days after the end of the performance period (December 31, 2018) and in no event later than March 15, 2019; provided, that the participant has been continuously employed, as applicable, with the Company through the date of issuance of the shares of common stock.  If a participant terminates employment for any reason with the Company before the issuance of the shares described above, the award will be cancelled and forfeited, unless the Compensation Committee elects for special treatment.

As of December 31, 2016, 1,002,265 units had been issued. The estimated fair value of the 2016 LTIP plan based on third party valuation is $136. At December 31, 2016, the Company has recorded $53 in compensation expense associated with the 2016 LTIP.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 3, 2014, in connection with the acquisition of Initio International Holdings (“Initio”) (the “Initio Acquisition”), the Company entered into an employment agreement with Brendan Flood (“Flood Employment Agreement”). Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the Board, as well as, Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually based upon the Consumer Price Index for All Urban Consumers for the Northeast Region as determined by the United States Department of Labor Bureau of Labor Statistics (the “CPI Adjustment”). Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, through the fiscal year ended May 31, 2015, Mr. Flood was entitled to a Gross Profit Appreciation Participation Bonus, which entitled the participants to 10% of Initio’s Excess Gross Profit, which was defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Flood’s participating level was 62.5%. The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. The employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. Effective September 18, 2015, the Board appointed Brendan Flood, the Company’s Executive Chairman, to serve as the interim Chief Financial Officer while the Company actively searched for a permanent Chief Financial Officer. Mr. Flood did not receive additional compensation for his role as interim Chief Financial Officer. On January 1, 2016, the Company amended the Flood Employment Agreement which provides for Mr. Flood to receive a salary of £270 (approximately $350), a car allowance of £15 (approximately $19) per annum and a pension contribution of £6 (approximately $8) per annum. All other terms of Mr. Flood’s employment agreement were unchanged. On January 1, 2017, the Company increased Mr. Flood’s salary by 1.9% per the CPI Adjustment.

On January 3, 2014, in connection with the Initio Acquisition, the Company entered into an employment agreement with Matt Briand (“Briand Employment Agreement”). Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company, as well as, Chief Executive Officer of Monroe. Mr. Briand will be paid a salary of $300 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and Monroe. Annually, Mr. Briand’s salary will for adjusted by the CPI Adjustment. Mr. Briand will also be entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain financial milestones. Additionally, through the fiscal year ended May 31, 2015, Mr. Briand was entitled to Gross Profit Appreciation Participation, which entitles the participants to 10% of Initio’s Excess Gross Profit, which was defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Briand’s participating level was 37.5%. The Briand Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. On January 27, 2015, Mr. Briand was given the additional title of President. On January 1, 2016, the Company amended the Briand Employment Agreement which provides for Mr. Briand to receive a salary of $350. All other terms of Mr. Briand’s employment agreement were unchanged. On January 1, 2017, the Company increased Mr. Briand’s salary by 1.9% per the CPI Adjustment.

On February 5, 2016, the Company entered into a Letter of Employment with Mr. David Faiman that appointed him as the Company’s Chief Financial Officer effective March 1, 2016. Under the Letter of Employment, Mr. Faiman will receive an annual base salary of $275. Annually, Mr. Faiman’s salary will be adjusted for the CPI Adjustment. Mr. Faiman will also receive a grant of 50,000 restricted shares of the Company’s common stock, which will vest as follows: (i) 25,000 shares on the first year anniversary, and (ii) 25,000 shares on the second anniversary of Mr. Faiman’s employment start date. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives each year. His annual bonus target will be 50% of annual base salary. On January 1, 2017, the Company increased Mr. Faiman’s salary by 1.9% per the CPI Adjustment.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Earn-out Liabilities and Stock Value Guarantees

The earn-out liability is comprised of contractual contingent liabilities resulting from the Company’s acquisitions. The provisions state that the seller of a business may receive additional future compensation based upon the business achieving certain future financial performance levels. The earn-out transactions were accounted for under the purchase method in accordance with ASC 805.

Pursuant to the acquisition of CSI, the purchase price includes monthly cash payments to the former owners and shareholders of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100.  At closing, the Company estimated the performance-based compensation would be $2,100. During the Transition Period and years ending May 31, 2016 and 2015, the Company paid $79, $159 and $280, respectively, towards the earn-out liability. At December 31, 2016, the remaining balance was $1,320 of which $138 is recorded in other current liabilities and $1,182 is recorded in other long-term liabilities.

Pursuant to the acquisition of Lighthouse, the sellers received 62,460 shares of common stock. In the event that the VWAP price for the 90 days prior to the anniversary of the acquisition date, is less than $10.00 per share, then the Company shall pay to the sellers an amount equal to $10.00 per share less the VWAP price multiplied by each share. On the anniversary of the acquisition date, the Company calculated the amount as $500 which was paid during the Transition Period with a corresponding increase to Goodwill.

Pursuant to the acquisition of The JM Group, the purchase price includes a cash payment to the shareholders for performance-based compensation of (a) £850 if the gross profit for the 12 month period ending on the anniversary date of the date of completion (the “Anniversary TTM Gross Profit”) is equal to 90% or more of the gross profit for the twelve months ending October 31, 2015 (the “Completion TTM Gross Profit”); or (b) if the Anniversary TTM Gross Profit is less than 90% of the Completion TTM Gross Profit, a sum equal to £850 multiplied by the Anniversary TTM Gross Profit/Completion TTM Gross Profit. The Company recorded the maximum contingent liability amount of £850 ($1,180). At December 31, 2016, the remaining balance was $1,026 and was recorded in other current liabilities. While unpaid, the balance accrued interest at 10.25% per annum. The balance was paid in January 2017.

In addition, the Company will issue an aggregate of 20,000 shares of common stock valued at $4.70 totaling $94, if the Anniversary Gross Profit (defined) of The JM Group is 100% or more the Completion Gross Profit (defined). If the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of The JM Group’s Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) 20,000. If the Anniversary Gross Profit is less than 75% of the Completion Gross Profit, no shares are due. Pursuant to the acquisition of The JM Group, in addition to the 20,000 contingent shares discussed above, the sellers received 40,000 shares of common stock. In the event that the VWAP price for the 90 days prior to the anniversary of the acquisition date, is less than $10.00 per share, then the Company shall pay to the sellers an amount equal to $10.00 per share less the VWAP price multiplied by each share. As a result of the lower stock price, on November 14, 2016 the Company paid $346 in relation to the 40,000 shares issued and recorded an increase of $346 to Goodwill. On September 8, 2016, the Company paid $100 in relation to the 20,000 shares issued with a corresponding increase to Goodwill of $100.

Lease Obligations

The Company is party to multiple lease agreements for office space. The agreements require monthly rental payments through February 2022. Total minimum obligations are approximately $848, $636, $550, $382, $319 and $38 for the twelve months ended December 31, 2017, 2018, 2019, 2020, 2021 and beyond, respectively. For the Transition Period, year ended May 31, 2016 and 2015, rent expense amounted to $571, $1,067, and $1,034 respectively.

Legal Proceedings

NewCSI, Inc. vs. Staffing 360 Solutions, Inc.

On May 22, 2014, NewCSI, Inc. (“NewCSI”), the former owners of Control Solutions International, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the Stock Purchase Agreement dated August 14, 2013 between the Company and NewCSI.  NewCSI claims that the Company breached a provision of the Stock Purchase Agreement (“SPA § 2.7”) that required the Company to calculate and pay to NewCSI 50% of certain “Deferred Tax Assets” within 90 days after December 31, 2013, subject to certain criteria.  The Complaint sought payment of the amount allegedly owed under SPA § 2.7 and acceleration of earn-out payments provided for in the Stock Purchase Agreement of $1,400, less amounts paid to date, and attorneys’ fees.  The Company responded denying the material allegations and interposing

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

numerous affirmative defenses. On October 8, 2014, NewCSI filed a Motion of Summary Judgment (the “Motion”). On March 30, 2015, a Magistrate Judge of the District Court issued a Report and Recommendation that the District Court deny the Motion.  The Recommendation became a final decision on April 13, 2015.

On December 31, 2014, NewCSI filed an amended complaint to which NewCSI added an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100, less amounts paid as of December 31, 2014 totaling $429 (balance of $1,671 at December 31, 2014), should the Company or CSI “be unable, or admit in writing its inability, to pay its debts as they mature.”  The Company responded denying the material allegations and interposing numerous affirmative defenses, including that the earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition.  The final pretrial conference in this matter was held April 22, 2015.  A jury was selected on May 14, 2015, and the trial was held May 18-20, 2015.  On May 20, 2015, the jury rendered a verdict, finding that the Company had not complied with SPA § 2.7 and owed $154, but that NewCSI had not proven that the Company or CSI had become unable to pay debts as they came due.  The Court had held that it was not a question for the jury to decide if damages for breach of SPA § 2.7 should include accelerated earn-out payments.

On June 3, 2015, NewCSI filed a Motion for Entry of Judgment as Matter of Law seeking entry of a judgment in the amount of $154, plus accelerated earn-out payments in the amount of $1,152, plus statutory interest.  NewCSI did not challenge the jury verdict on the ability to pay issue.  Also on June 3, 2015, the Company filed a Motion for Entry of Judgment as a Matter of Law seeking entry of judgment against NewCSI on the jury’s finding that the Company had not complied with SPA § 2.7, or, in the alternative, for a reduction of damages to $154 and to hold that NewCSI may not be awarded accelerated earn-out payments as that would result in an illegal penalty.

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

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, the Company initiated an arbitration proceeding before JAMS against three former officers of the Company.  In its demand for arbitration and statement of claim, the Company alleged that these individuals breached their employment agreements with the Company and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  Further on September 21, 2016 the arbitrator rendered the final award, which was set at $1,433. The Company is awaiting an order from the Court confirming the award.  In addition, the Company has calculated interest and made a payment towards legal fees included in the final award amount. As of December 31, 2016 the balance is $1,607. This amount has already been fully accrued for and expensed on the Company’s balance sheet.

Other Matters

On February 17, 2016, a previous law firm filed suit in the Supreme Court of the State of New York alleging that the Company owes $759, for legal services rendered. The Company disagreed with the quantity and quality of legal services provided by the firm to the Company. On March 17, 2016, the Company reached a settlement with the law firm in the amount of $505 to be paid in equal installments over 24 months beginning April 2016.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 13 – SEGMENT INFORMATION

The Company’s operating segments, which are consistent with its reportable segments, are organized by geography in accordance with its internal management and reporting structure.

For the Transition Period and years ended May 31, 2016 and 2015, the Company generated revenue in the U.S., the U.K. and Canada as follows:

	Transition Period ended December 31,	Years ended May 31,
	2016	2016	2015
United States	$93,257	$143,460	$120,418
United Kingdom	16,080	21,994	8,278
Canada	85	98	133
Total Revenue	$109,422	$165,552	$128,829

	Transition Period ended December 31,	Years ended May 31,
	2016	2016	2015
United States	$15,687	$23,815	$19,452
United Kingdom	3,430	5,162	3,042
Canada	20	70	54
Total Gross Profit	$19,137	$29,047	$22,548
Selling, general and administrative expenses, excluding depreciation and amortization stated below	(17,993)	(30,781)	(25,736)
Depreciation and amortization	(1,773)	(2,864)	(2,711)
Impairment of identifiable intangibles	—	—	(703)
Operating expenses - restructuring	—	—	(867)
Interest expense	(1,382)	(2,699)	(1,646)
Amortization of beneficial conversion feature	(430)	(727)	(2,475)
Amortization of debt discount and deferred financing costs	(979)	(1,917)	(1,745)
Other income (expense)	(162)	566	142
Gain on conversion of earn-out liability - restructuring	—	—	486
Interest expense - restructuring	—	—	(2,542)
Gain on settlement of debt - restructuring	—	—	779
Modification expense	(2)	(72)	—
Modification expense - restructuring	(10)	(21)	(3,093)
Loss Before (Provision) Benefit for Income Tax	$(3,594)	$(9,468)	$(17,563)

As of December 31, 2016, May 31, 2016 and 2015, the Company has assets in the U.S., the U.K. and Canada as follows:

	December 31,	May 31,
	2016	2016	2015
United States	$44,990	$43,683	$39,531
United Kingdom	8,936	10,067	1,592
Canada	31	9	58
Total Assets	$53,957	$53,759	$41,181

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

As of December 31, 2016, May 31, 2016 and 2015, the Company has goodwill in the U.S., the U.K. and Canada as follows:

	December 31,	May 31,
	2016	2016	2015
United States	$13,027	$12,527	$7,547
United Kingdom	2,752	2,306	853
Canada	—	—	—
Total Assets	$15,779	$14,833	$8,400

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

Pursuant to the acquisition of Lighthouse, the sellers received 62,460 shares of common stock. In the event that the VWAP price for the 90 days prior to the anniversary of the acquisition date, is less than $10.00 per share, then the Company shall pay to the sellers an amount equal to $10.00 per share less the VWAP price multiplied by each share. On the anniversary of the acquisition date, the Company calculated the amount as $500. The Company paid $500 during the Transition Period with a corresponding increase to Goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$154
Intangible assets	1,154
Goodwill	5,479
Total	6,787

Current liabilities	154
Net purchase price	$6,633

Goodwill of Lighthouse of $5,479 is included in the U.S. reportable segment.

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

Pursuant to the acquisition of The JM Group, the purchase price includes a cash payment to the shareholders for performance-based compensation of (a) £850 if the gross profit for the 12 month period ending on the anniversary date of the date of completion (the “Anniversary TTM Gross Profit”) is equal to 90% or more of the gross profit for the twelve months ending October 31, 2015 (the “Completion TTM Gross Profit”); or (b) if the Anniversary TTM Gross Profit is less than 90% of the Completion TTM Gross Profit, a sum equal to £850 multiplied by the Anniversary TTM Gross Profit/Completion TTM Gross Profit. The Company recorded the maximum contingent liability amount of £850 ($1,180). At December 31, 2016, the remaining balance was $1,026 and is recorded in other current liabilities and was paid in January 2017.

In addition, the Company will issue an aggregate of 20,000 shares of common stock valued at $4.70 totaling $94, if the Anniversary Gross Profit (defined) of The JM Group is 100% or more the Completion Gross Profit (defined). If the Anniversary Gross Profit is greater than or equal to 75% of the Completion Gross Profit, but less than 100% of The JM Group’s Completion Gross Profit, an amount of shares equal to the product of (i) the Anniversary Gross Profit divided by the Completion Gross Profit and (ii) 20,000. If the Anniversary Gross Profit is less than 75% of the Completion Gross Profit, no shares are due. Pursuant to the acquisition of The JM Group, in addition to the 20,000 contingent shares discussed above, the sellers received 40,000 shares of common stock. In the event that the VWAP price for the 90 days prior to the anniversary of the acquisition date, is less than $10.00 per share, then the Company shall pay to the sellers an amount equal to $10.00 per share, less the VWAP price multiplied by each share. As a result of the lower stock price, on November 14, 2016 the Company paid $346 in relation to the 40,000 shares issued and recorded an increase of $346 to Goodwill. On September 8, 2016, the Company paid $100 in relation to the 20,000 shares issued with a corresponding increase to Goodwill of $100.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$4,011
Intangible assets	1,651
Goodwill	1,900
Total	7,562

Current liabilities	3,599
Net purchase price	$3,963

Goodwill of The JM Group of $1,900 is included in the U.K. reportable segment.

For the year ended May 31, 2016, the aggregate revenue and net income of Lighthouse and The  JM Group included in the Statement of Operations was $28.1 million and $1.7 million, respectively. For the Transition Period, the aggregate revenue and net income of Lighthouse and The JM Group included in the Statement of Operations was $21.6 million and $1.1 million, respectively.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 15 – RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

Board and Committee Members

During the Transition Period and years ended May 31, 2016 and 2015, the Company incurred $18, $30 and $30, respectively, in Board fees to Dimitri Villard. In May 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. During the Transition Period and years ended May 31, 2016 and 2015, the Company incurred $12, $20 and $20, respectively to Mr. Villard for his role as Chairman of the Corporate Governance and Nominating Committee. In addition, during the Transition Period and years ended May 31, 2016 and 2015, Mr. Villard received 4,500 common stock shares valued at $7, 6,000 common stock shares valued at $29 and 8,500 shares valued at $66, respectively, for his services as a Board and committee member. In addition, on October 30, 2015, Mr. Villard received 30,000 shares valued at $150 as a bonus. At December 31, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the years ended May 31, 2016 and 2015, the Company incurred $0 and $48, respectively in Board fees to Robert Mayer. Additionally, for the years ended May 31, 2016 and 2015, Mr. Mayer received 0 common stock shares and 6,750 shares valued at $59, respectively for his services as a board and committee member. On May 8, 2015, Mr. Mayer submitted his resignation from his position as Director. At May 31, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the Transition Period and years ended May 31, 2016 and 2015, the Company incurred $18, $30, $30, respectively, in Board fees to Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee. During the Transition Period and years ended May 31, 2016 and 2015, the Company incurred $12, $20 and $20, respectively to Mr. Grout for his role as Chairman of the Compensation Committee. In addition, during the Transition Period and years ended May 31, 2016 and 2015, Mr. Grout received 4,500 common stock shares valued at $7, 6,000 common stock shares valued at $29 and 5,000 common stock shares valued at $47, respectively, for his service as a board and committee member. In addition, on October 30, 2015, Mr. Grout received 30,000 shares valued at $150 as a bonus. At December 31, 2016, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During the Transition Period and years ended May 31, 2016 and 2015, the Company incurred $18, $30, $30, respectively in Board fees to Nick Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee. In September 2014, Mr. Florio was named the Chairman of the Restructuring Committee. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. During the Transition Period and the years ended May 31, 2016 and 2015, the Company incurred $12, $20 and $20, respectively to Mr. Florio for his role as Chairman of the Audit Committee. In addition, for the Transition Period and the years ended May 31, 2016 and 2015, Mr. Florio received 3,750 common stock shares valued at $6, 5,000 common stock shares valued at $24 and 10,000 common stock shares valued a $111 for his services as a Board and committee member. In addition, on October 30, 2015, Mr. Florio received 30,000 shares valued at $150 as a bonus. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. At December 31, 2016, the Company has accrued $8 in accounts payable and accrued expenses – related parties account. In January 2017, Mr. Florio was added to the Compensation Committee and received 1,000 shares.

Trilogy Capital Partners Agreement

During the Transition Period and years ended May 31, 2016 and 2015, the Company incurred $0, $0 and $325, respectively in consulting fees to Trilogy Capital Partners, Inc. (“Trilogy”). The Company’s former employee, Vice Chairman, President and Secretary, is the majority owner of Trilogy. Effective December 31, 2014, he voluntarily resigned from his positions with the Company and subsidiaries.  The Company entered into an Advisory Agreement with Trilogy, effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of twelve months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300, in equal monthly installments; and (b) issue to Trilogy, 25,000 common stock shares on or before January 30, 2015; and (c) grant to Trilogy 2,500 common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. The Advisory Agreement terminated by its terms on December 31, 2015. The Company did not renew this advisory agreement. At December 31, 2016, the Company has $0 accrued in accounts payable and accrued expenses.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Grandview Capital Partners, Inc.

The Grandview Advisory Agreement requires that the Company pay Grandview $10 per month for a period of 18 months, increasing to $15, per month following the completion of the first acquisition of a temporary staffing company by the Company and contemporaneous financing. On January 3, 2014, the Company and Grandview entered into an amendment to the Grandview Advisory Agreement. Pursuant to the terms of the amendment, Grandview’s compensation was reduced back to $10 per month effective immediately. Additionally, as a result of the amendment, the Grandview Advisory Agreement terminated on September 30, 2014. Peter Goldstein, the former Chairman of the Board, principal financial officer, treasurer and director of the Company, is the founder, chairman, chief executive officer and registered principal of Grandview Capital Partners, Inc. During the transition period December 31, 2016, years ended May 31, 2016 and 2015, the Company incurred $0, $0 and $45, respectively, in consulting fees to Grandview Capital Partners, Inc. (“Grandview”). The Company’s former Chairman and Chief Financial Officer, is the majority owner of Grandview. This agreement expired in September 2014. At December 31, 2016, the Company has $0 in accounts payable and accrued expenses.

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

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

	Transition Period Ended	Fiscal Years Ended
	December 31,	May 31,
	2016	2016	2015
Cash paid for:
Interest	$1,010	$2,241	$1,000
Income taxes	$84	$55	$152

Non Cash Investing and Financing Activities:
Common stock issued for purchase of subsidiary	$20	$700	$—
Promissory notes issued for acquisitions	$—	$3,817	$—
Conversion of accounts payable to common stock	$—	$—	$216
Conversion of a convertible note payable	$980	$—	$600
Conversion of convertible bonds	$—	$—	$3,529
Conversion of accrued interest to common stock	$—	$—	$203
Shares issued in connection with bonds	$—	$—	$360
Shares issued to placement agent	$—	$116	$28
Shares issued with convertible promissory notes	$—	$—	$123
Shares issued with promissory notes	$—	$65	$—
Conversion of promissory notes	$—	$—	$2,994

NOTE 17 – INCOME TAXES

The Company accounts for income taxes under ASC 740, “Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured by applying enacted statutory tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in the period in which the tax rate change is enacted. ASC 740 also requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets based on a more likely than not threshold. Realization is dependent upon future taxable income during the periods in which those temporary differences become deductible or are utilized. All of the Company’s tax returns have been filed through the fiscal year ended May 31, 2016. The Company is currently in the process of filing its tax returns for the transition period ending December 31, 2016.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

The components of (loss) income before provision for income taxes for the Transition Period and years ended May 31, 2016 and 2015 are as follows:

	Transition Period Ended	Years Ended
	December 31,	May 31,
	2016	2016	2015
Domestic	$(4,749)	$(9,113)	$(18,078)
Foreign	1,155	(355)	515
Income before provision for income taxes	$(3,594)	$(9,468)	$(17,563)

The provision for income taxes consisted of the following:

	Transition Period Ended	Years Ended
	December 31,	May 31,
	2016	2016	2015
Current:
Federal	$—	$—	$(206)
State	—	—	43
Foreign	16	17	103
Total current tax expense (benefit)	16	17	(60)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense	—	—	—
Deferred tax asset, net of allowance	$16	$17	$(60)

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to:

	Transition Period Ended December 31,		Years Ended May 31,
	2016		2016		2015
Income tax (benefit) provision at Federal statutory rate	$(1,222)	34.0%	$(3,242)	34.0%	$(5,971)	34.0%
State income taxes, net of Federal Benefit	(188)	5.2%	(363)	3.8%	(716)	4.1%
International permanent differences	17	(0.5%)	84	(0.9%)	14	(0.1%)
International tax rate differentials	180	(5.0%)	64	(0.7%)	(87)	0.5%
U.S. Permanent differences	488	(13.6%)	966	(10.1%)	2,606	(14.8%)
Change in valuation allowance	741	(81.2%)	2,508	(26.3%)	4,094	(23.3%)
Tax provision	$16	—%	$17	(0.2%)	$(60)	0.4%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Our deferred tax assets (liabilities) are as follows:

	As of December 31,	As of May 31,
	2016	2016	2015
Deferred tax assets
Net operating loss carryforward	$7,439	$7,731	$7,120
Tax credit, deduction and capital loss carryforward	1,038	1,038	1,038
Share-based compensation	151	366	215
Depreciation and other amortization	1,422	11	1
Accrued expenses and other liabilities	761	797	355
Total deferred tax assets	10,811	9,943	8,729
Less: valuation allowance	(8,843)	(7,310)	(6,069)
Deferred tax assets, net of valuation allowance	1,968	2,633	2,660

Deferred tax liabilities:
Depreciation	21	50	102
Basis differences in acquired intangibles	1,947	2,583	2,551
Total deferred tax liabilities	$1,968	$2,633	$2,653
Deferred tax asset, net of allowance	$—	$—	$7

The company has adapted Accounting Standard Update 2015-17 retrospectively, to all periods presented.  To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.

As of December 31, 2016, the Company has a net operating loss (“NOL”) carryforwards of approximately $17,274 in the U.S., $2,939 in the U.K., expiring at various points through the year 2036. The Company may be subject to the NOL utilization provisions of Section 382 of the Internal Revenue Code. The effect of an ownership change of more than 50% in a certain look back period, would be the imposition of an annual limitation on the use of the NOL carried forward attributable to periods prior to the ownership change. The amount of the annual limitation depends upon the value of the Company immediately prior to the change, changes to the Company’s capital during a specified period prior to the change and the federal published interest rate.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 18—COMPARATIVE FINANCIAL INFORMATION FOR SEVEN MONTHS ENDED DECEMBER 26, 2015 (UNAUDITED)

The condensed consolidated statement of income for the seven months ended December 26, 2015 is as follows (in thousands, except per share data):

For the Period June 1, 2015 - December 26, 2015
Revenue	$91,432

Cost of revenue, excluding depreciation and amortization stated below	75,116

Gross Profit	16,316

Operating Expenses:
Selling, general and administrative expenses, excluding depreciation and amortization stated below	16,618
Depreciation and amortization	1,817
Total Operating Expenses	18,435

Loss from Operations	(2,119)

Other Income / (Expenses):
Interest expense	(1,527)
Amortization of beneficial conversion feature	(421)
Amortization of debt discount and deferred financing costs	(1,150)
Other income / (loss)	(13)
Loss before Provision for Income Tax	(5,230)

(Provision) Benefit for income taxes	9
Net Loss	(5,221)

Net income / (loss) attributable to non-controlling interest	9
Net Loss Before Preferred Share Dividends	(5,230)

Dividends - Series A preferred stock	116
Net loss attributable to common stock	$(5,346)

Basic and Diluted Net Loss per Share:

Net Loss	$(1.13)
Net Loss Attributable to Common Stock	$(1.15)
Weighted Average Shares Outstanding – Basic and Diluted	4,636,145

NOTE 19 – SUBSEQUENT EVENTS

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

Management believes that the consolidated financial statements in this annual report on Form 10-K/T fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

Based on our evaluation under the framework described above, our management concluded that our internal controls over financial reporting were effective in accordance with Item 308(a)(3) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the transition period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Composition

Our board of directors consists of five directors.  Under the Company’s Articles of Incorporation and Bylaws, each director will be elected until the next year’s annual meeting of stockholders and until his or her successor shall be elected and qualified, unless sooner displaced.  Our shareholders approved the appointment of our five directors at our annual shareholder meeting on January 26, 2017.

Executive Officers and Directors

The name, address, age and position of our executive officers and directors are set forth below.

Name and Address	Age	Positions
Brendan Flood	52	Executive Chairman and Director
Matthew Briand	44	Chief Executive Officer, President and Director
David Faiman	44	Chief Financial Officer
Dimitri Villard	74	Director
Jeff Grout	64	Director
Nicholas Florio	53	Director

Brendan Flood, Executive Chairman and Director. Mr. Flood has been the Executive Chairman and a Director of the Company since January 7, 2014 and has been in the staffing industry for 20 years. Mr. Flood joined the company upon the sale of his business, Initio International Holdings (“Initio”), on January 3, 2014, where he was the Chairman and Chief Executive Officer (“CEO”), to the Company. He acquired Initio as part of a management buy-out, which he led, in January 2010. Prior to Initio, Mr. Flood worked in several staffing companies including Hudson Global Resources Inc. which he brought to the Nasdaq National Market on April 1, 2003, as a spin-off from Monsterworldwide Inc. His experience while at Monsterworldwide included numerous M&A transactions, operational management in both London and New York, and various senior financial roles. Mr. Flood graduated from Dublin City University in Ireland with a Bachelor of Arts Degree in Accounting and Finance. Mr. Flood's strong financial background and years of experience at major staffing firms like Monsterworldwide and Hudson Global Resources qualifies him to be the Executive Chairman and a director given the Company’s core business in the staffing industry.

Matthew Briand, Chief Executive Officer, President and Director. Mr. Briand has been the CEO and a Director of the Company since January 7, 2014, and became President of the Company effective January 1, 2015. Mr. Briand joined the Company as part of the sale of Initio to the Company. Within Initio Mr. Briand was the CEO of Monroe which was the material part of the Initio business. He has been in the staffing industry for 20 years and was appointed as the CEO of Monroe in January 2009. Between 2009 and 2013, he led an organic build of Monroe of approximately 200%. Mr. Briand is a graduate of Plymouth State University in New Hampshire. Mr. Briand's 19 years of extensive staffing industry experience and leadership as CEO of Monroe, the Company’s largest subsidiary, qualifies him to be the CEO and a Director given the Company’s staffing industry focus.

David Faiman, Chief Financial Officer. Mr. Faiman has served as the Chief Financial Officer since March 1, 2016. Mr. Faiman has over 20 years of finance and accounting experience at both private and public companies, bringing a high degree of knowledge and proficiency to his role as Chief Financial Officer. From 2013 to 2015, Mr. Faiman was Vice President of Financial Planning & Analysis as well as Chief Accounting Officer of Novitex Enterprise Solutions, Inc. (“Novitex”), a leading provider of solutions in the document outsourcing industry and which is owned by the private equity firm Apollo Global Management, LLC. Prior to Novitex, Mr. Faiman served in various senior financial roles, including acting Chief Financial Officer, during his almost 10-year tenure from 2004 to 2013 at Cengage Learning, Inc. (formerly Thomson Learning of Thomson Reuters). During this time, Mr. Faiman was part of the management team responsible for the coordination of a multi-billion private equity buyout of Cengage Learning by Apax Partners LLP, a private equity firm. Mr. Faiman began his career at PricewaterhouseCoopers LLP in its Assurance and Business Advisory practice. Mr. Faiman is a Certified Public Accountant and graduated summa cum laude with a Bachelor of Science in Business Administration from the University of Connecticut.

Dimitri Villard, Director. Dimitri Villard has been a Director of the Company since July 2012. Mr. Villard was Chairman and CEO of Peer Media Technologies, Inc., a public company Internet technology business, from February 2009 to December 2012. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as Interim Chief Executive Officer since March 6, 2008 and as a Director since January 2005 until 2012. Mr. Villard has also served as President and a Director of Pivotal BioSciences, Inc., a biotechnology company, since September 1998 to present. In addition, since January 1982 to present, he has served as President and Director of Byzantine Productions, Inc. Previously, Mr. Villard was a Director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008,

Mr. Villard served as Chairman of the Board of Directors of Dax Solutions, Inc., an entertainment industry digital asset management venture, and from July 2012 until September 2013, was a member of the Board of Directors of The Grilled Cheese Truck Company, a public company. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a Bachelor of Arts from Harvard University and a Master of Science degree from China International Medical University. He is the Chairman of the Company’s Nominations and Corporate Governance Committee and also serves on the Compensation Committee and the Audit Committee. Mr. Villard's experience as an officer and/or director of several public companies, as well as an investment banker, qualifies him to be a Director of the Company.

Jeff Grout, Director. Jeff Grout has been a Director of the Company since February 2014. He is a successful business speaker, consultant and coach. His clients include Amazon, Deloitte, LinkedIn, British Airways, Barclays, Ernst & Young, Virgin, etc. Listed in the '100 Best Business Speakers in Britain', Jeff Grout is in considerable demand as a motivational business speaker, conference chairman and interviewer. Formerly U.K. Managing Director of Robert Half International, a leading international recruitment consultancy, and Business Manager to Sir Clive Woodward, Head Coach of the England Rugby Team, Mr. Grout is now an independent business consultant specializing in leadership, people management, team building, peak performance, recruitment and retention issues. He has spoken at Henley Business School, Ashridge Management College, Cardiff Business School and the Danish Centre for Leadership. He holds several corporate advisory and executive coaching appointments and is also a successful business author. Jeff has written books on leadership, recruitment, career success, the psychology of peak performance and his father's first murder case. His eighth book entitled “What You Need to Know about Leadership” was published in May 2011. Mr. Grout holds a Bachelor of Science (Economics) Degree from the London School of Economics and Political Science. Mr. Grout brings valuable operational experience within the staffing industry having grown the U.K. business of Robert Half International from $1 million to $100 million in sales and from 12 to 365 employees. He also identified and integrated several acquisitions of staffing businesses in the U.K. and continental Europe. He is the Chairman of the Company’s Compensation Committee and serves on the Nominating and Corporate Governance Committee and the Audit Committee. Mr. Grout's extensive staffing industry experience, including his role as former Managing Director of Robert Half International, qualifies him to be a director of the Company.

Nicholas Florio, Director. Nicholas Florio has been a Director of the Company since May 2014. Mr. Florio provides business consulting and financial advice to a variety of closely held private businesses. He is an audit and accounting partner for Citrin Cooperman & Company, LLP (“Citrin Cooperman”) based in the firm’s New York City office. Mr. Florio has been with Citrin Cooperman for over 23 years. With over 25 years of experience in the staffing and employment arena, Mr. Florio serves as the Practice Leader of the firm's Employment and staffing area. Mr. Florio's experience in this area includes providing advice on corporate structuring; design of stock incentive and deferred compensation plans; merger and acquisition due diligence and consulting; among general business and tax advice. He is also a current member of the Board of Directors of both the New York Staffing Association (“NYSA”) and New Jersey Staffing Association (“NJSA”) and has been the President of the Industry Partner Group of NYSA for over 15 years. Mr. Florio is also a long-standing member of the Citrin Cooperman’s Executive Committee. A graduate of Pace University, Mr. Florio is a member of the New York State Society of Certified Public Accountants (“NYSSCPA”) as well as the American Institute of CPAs (“AICPA”). He is the Chairman of the Company’s Audit Committee and serves on the Nominating and Corporate Governance Committee. Mr. Florio's acute knowledge of financial and accounting matters, with an emphasis in the staffing industry through his role as audit and accounting partner for Citrin Cooperman, qualifies him to be a director of the Company.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the Board has determined that the following directors are “independent directors” as defined by The Nasdaq Stock Market, Inc. (“Nasdaq”) and SEC rules: Dimitri Villard, Jeff Grout and Nicholas Florio.

Meetings of the Board of Directors

The Board convened eight times during the Transition Period. Each director attended at least 90% of the total number of meetings of the Board. Directors are encouraged, but are not required, to attend our annual meeting of stockholders. At the Company’s annual meeting of stockholders on January 26, 2017, all directors were in attendance.

Committees of the Board of Directors

Our Board currently has three standing committees: the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee, each of which is described below. All standing committees operate under a charter that has been approved by the Board. Copies of the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee can be found on our Internet site www.staffing360solutions.com.

Audit Committee. On April 30, 2014, the Board designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”). As of December 31, 2016, the Audit Committee is composed of Messrs. Nicholas Florio (Chairman), Dimitri Villard and Jeff Grout. All members of our audit committee are independent as defined in the rules and regulations of the SEC and Nasdaq, and the Board has determined that Mr. Nicholas Florio is the qualified financial expert (see credentials listed above). The Audit Committee formally met twice during the Transition Period. The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

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

Compensation Committee. On April 30, 2014, the Board designated a Compensation Committee (the “Compensation Committee”). Our Compensation Committee is composed of Messrs. Jeff Grout (Chairman) and Dimitri Villard. Effective from January 1, 2017, the Board appointed Nicholas Florio to the Compensation Committee. Pursuant to its charter, the Compensation Committee shall be comprised of at least two (2) “independent” members of the Board who shall also satisfy such other criteria imposed on members of the Compensation Committee pursuant to the federal securities laws and the rules and regulations of the SEC and Nasdaq. With regards to the Compensation Committee, the term “independent” refers to a member of the Compensation Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and Nasdaq, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee formally met five times during the Transition Period.

Our Compensation Committee’s primary responsibilities and obligations are to:

•	Determine, in executive session, the compensation for the Company’s Executive Chairman and CEO.
•

Review and determine the compensation of the executive officers of the Company other than the Executive Chairman and CEO based upon the recommendation of the Executive Chairman and CEO and such other customary factors that the Compensation Committee deems necessary or appropriate.

•

Recommend awards and/or bonuses to be granted to executive officers of the Company under the Company’s equity plans and other compensation or benefit plans or policies as approved by the Board or the Compensation Committee.

•

Approve the overall amount or percentage of plan and/or bonus awards to be granted to all Company employees and delegate to the Company’s executive management the right and power to specifically grant such awards to each Company employee within the aggregate limits and parameters set by the Compensation Committee.

•	Review and evaluate the performance of the Executive Chairman and CEO and the other executive officers of the Company.
•	Review and approve the design of other benefit plans pertaining to executives and employees of the Company.
•	Approve such reports on compensation as are necessary for filing with the SEC and other government bodies.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”) was formed on April 30, 2014. The committee is composed of Messrs. Dimitri Villard (Chairman), Nicholas Florio and Jeff Grout. The committee shall be comprised of at least two (2) “independent” members of the board of directors as defined by the rules and regulations of the SEC and Nasdaq. All current members of the Nominating and Corporate Governance Committee are independent within this definition.

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board for consideration. The Nominating and Corporate Governance Committee formally met one time during the Transition Period. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Dimitri Villard, Staffing 360 Solutions, Inc., 641 Lexington Avenue, Suite 2701, New York, New York 10022.

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

•	Make recommendations to the Board concerning the selection criteria to be used by the Nominating and Corporate Governance Committee in seeking nominees for election to the Board.
•	Aid in attracting qualified candidates to serve on the Board and interview and otherwise assist in the screening of such candidates
•	Evaluate and make recommendations to the Board concerning the structure, composition and functioning of the Board and all Board committees.
•

Develop and recommend to the Board from time to time corporate governance guidelines applicable to the Company. The Nominating and Corporate Governance Committee shall, from time to time as it deems appropriate, review and reassess the adequacy of such guidelines and recommend and propose changes to the Board for approval.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company during the Transition Period, the following directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities failed to timely file reports required by Section 16(a) of the Exchange Act during the Transition Period and most recent fiscal years.

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

As of December 31, 2016, the Company believes that all historical and current Section 16(a) filings have now been filed with the Securities Exchange Commission.

Family Relationships

There are no family relationships among any of our executive officers or any of our directors.

Code of Ethics

We adopted a code of ethics that applies to our executive officers, Directors and employees and our subsidiaries. Our code of ethics is posted to our web site at www.staffing360solutions.com. We will disclose any amendments to or any waivers from a provision of the code of ethics, if they occur, in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth the compensation paid to our named executive officers for the Transition Period and years ended May 31, 2016 and 2015. Individuals we refer to as our “named executive officers” include our CEO and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the Transition Period.

All amounts presented in Item 11 are in whole dollar amounts. All compensation amounts presented in British pounds have been translated using the foreign currency average exchange rates.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brendan Flood	2016-T (*)	204,404	102,202	—	40,001	—	—	84,668	431,274
Executive Chairman (1)	2016	335,574	292,511	149,997	68,572	—	—	145,472	992,126
	2015	286,994	661,107	—	68,572	—	—	28,999	1,045,672
Matthew Briand	2016-T (*)	204,167	102,083	—	40,001	—	—	83,508	429,759
Chief Executive Officer (2)	2016	320,833	235,252	149,997	68,572	—	—	142,863	917,517
	2015	300,000	460,566	—	68,572	—	—	86,737	915,875
David Faiman	2016-T (*)	160,417	80,208	35,000	—	—	—	11,825	287,450
Chief Financial Officer (3)	2016	68,750	57,292	15,000	—	—	—	3,554	144,596
	2015	—	—	—	—	—	—	—	—
Jeff Mitchell	2016	90,721	37,500	—	—	—	—	16,323	144,544
Former Chief Financial Officer (4)	2015	250,000	125,000	—	26,169	—	—	71,947	473,116

(*) Refers to the Transition Period ended December 31, 2016

(1)

Pursuant to the terms of the employment agreement with Brendan Flood, dated as of January 3, 2014 (the “Flood Employment Agreement”), Mr. Flood will be paid a salary of £192,000 ($286,994) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage, for his role with the Company. Mr. Flood’s salary may be increased (but not decreased) annually by the increase in the Consumer Price Index for all Urban Consumers (CPI-U) for the Northeast Region (the “CPI Adjustment”). On January 1, 2016, the Company amended the employment agreement with Mr. Flood to increase his salary to £270,000 ($403,585), include a car allowance of £15,000 ($22,421) per annum and a pension contribution of £6,000 ($8,969) per annum. All other terms of Mr. Flood’s employment agreement remain unchanged. Pursuant to the agreement and the amendment, Mr. Flood was paid a salary of £224,500 ($335,574) and £192,000 ($286,994) in 2016 and 2015, respectively. The Company also recorded bonuses of £195,691 ($292,511) in 2016, and £442,283 ($661,107) in 2015. For Mr. Flood’s 2016 bonus, £83,441 ($124,725) was paid in cash and the remaining £112,250 ($167,787) remains unpaid. For Mr. Flood’s 2015 bonus, £13,952 ($20,860) was paid in cash, £56,000 ($83,707) was converted into common stock, £40,000 ($59,780) was not paid until January 2017 and £325,423 ($486,429) was converted in full satisfaction of the Gross Profit Appreciation Bonus in his employment contract into 1,039,380 shares of Series A Preferred Stock. In addition to Mr. Flood’s salary and pursuant to the Company’s 2015 and 2014 Plans, the Company granted Mr. Flood 33,000 and 15,000 options in 2014 and 2015, respectively, of which, 20% of the options granted vest immediately and 20% vest on an annual basis thereafter. The options are exercisable for a term of ten years from the date of issuance. The fair value of the stock options was estimated at the date of grant using the Black-Scholes options pricing model. For the years ended May 31, 2016 and 2015, 9,600 options vested in each year for a total value of $68,572, respectively. In fiscal 2016, in the form of other income,

Mr. Flood received $124,725 in the form of dividends that have been accrued but not paid associated with the Series A Preferred Stock, a total of £6,250 ($7,499) in the form of life insurance premiums, £5,130 ($7,668) of car allowance payments and £2,500 ($3,736) in the form of pension contributions. In fiscal 2015, in the form of other income, Mr. Flood received £20,860 ($31,181) in the form of dividends that have been accrued but not paid associated with the issuance of Series A Preferred Stock and £5,445 ($8,139) in the form of life insurance premiums. During the Transition Period, Mr. Flood, received £157,500 ($204,404) in salary, accrued bonus of £78,750 ($102,202) based on 50% of salary, received stock option awards under the Company’s 2015 and 2014 Plans valued at $40,001. All other compensation for the Transition Period, includes car allowance of £8,974 ($11,646), life insurance premiums of £3,850 ($4,997), Series A Preferred Stock dividends that have been accrued but not paid of £48,832 ($63,374), and pension allowance of £3,854 ($4,651).

(2)

Pursuant to the terms of the employment agreement with Matthew Briand, dated as of January 3, 2014 (the “Briand Employment Agreement”), Mr. Briand will be paid a salary of $300,000 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, car allowance, paid vacation and insurance coverage, for his roles with the Company. Mr. Briand’s salary may be increased (but not decreased) annually by the CPI Adjustment. On January 1, 2016, the Company amended the employment agreement with Mr. Briand to increase his salary to $350,000. All other terms of Mr. Briand’s employment agreement remain unchanged. Pursuant to the agreement and the amendment, Mr. Briand was paid a salary of $320,833 and $300,000 in 2016 and 2015, respectively. The Company also recorded bonuses totaling $235,252 in 2016, of which $160,417 has not been paid, and $460,566 in 2015, of which $106,209 was paid in cash, $62,500 remains unpaid and $291,857 was converted in full satisfaction of the Gross Profit Appreciation Bonus in his employment contact into 623,628 shares of Series A Preferred Stock. In addition to Mr. Briand’s salary and pursuant to the Company’s 2015 and 2014 Plans, the Company granted Mr. Briand 33,000 and 15,000 options in 2014 and 2015, respectively, of which, 20% of the options granted vest immediately and 20% vest on an annual basis thereafter. The options are exercisable for a term of ten years from the date of issuance. The fair value of the stock options was estimated at the date of grant using the Black-Scholes options pricing model. For the years ended May 31, 2016 and 2015, 9,600 options vested in each year for a total value of $68,572, respectively. In fiscal 2016, in the form of other income, Mr. Briand received $74,835 in the form of dividends that have been accrued but not paid associated with the issuance of Series A Preferred Stock, $22,546 of car allowance payments, $14,215 of tax gross-up payment for health insurance premiums, $20,867 of disability and life insurance premiums and $10,400 of Company paid 401K plan matching contributions. In fiscal 2015, in the form of other income, Mr. Briand received $18,709 in the form of dividends that have been accrued but not paid associated with the issuance of Series A Preferred Stock, $22,546 of car allowance payments, $14,215 of tax gross-up payment for health insurance premiums, $20,867 of disability and life insurance premiums and $10,400 of Company paid 401K plan matching contributions. During the transition period ended December 31, 2016, Mr. Briand received a salary of $204,167, accrued for bonus of $102,083 and stock option awards under the Company’s 2015 and 2014 Plans valued at $40,001. All other compensation for the transition period December 31, 2016 includes car allowance of $13,207, medical insurance of $8,292, life insurance of $12,172, 401K matching contributions of $6,183 and Series A Preferred Stock dividends that have been accrued for of $43,654.

(3)

Pursuant to the terms of the employment agreement with David Faiman, dated February 5, 2016 (the “Faiman Employment Agreement”), Mr. Faiman was appointed as the Company’s Chief Financial Officer effective March 1, 2016 and will receive an annual base salary of $275,000. Mr. Faiman’s salary may be increased (but not decreased) annually by the CPI Adjustment. Mr. Faiman also received a grant of 50,000 restricted shares of the Company’s common stock, which will vest as follows: (i) 25,000 shares on the first year anniversary, and (ii) 25,000 shares on the second anniversary of Mr. Faiman’s employment start date. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives each year. His annual bonus target will be 50% of annual base salary. Pursuant to the agreement, Mr. Faiman was paid $68,750 in fiscal 2016. The Company also recorded a bonus accrual of $57,292 in 2016, of which $0 has been paid as of May 31, 2016. In addition, Mr. Faiman received 50,000 shares of restricted common stock in 2016 valued at $2.40 per share for a total value of $120,000. In the form of other income, Mr. Faiman received $3,554 of tax gross-up payment for medical insurance premiums. During the Transition Period, Mr. Faiman received a salary of $160,417 and accrued for bonus of $80,208. All other compensation for the Transition Period includes medical insurance of $8,292 and 401K matching contributions of $3,533.

4)

Pursuant to the terms of the employment agreement with Jeff R. Mitchell, dated as of March 17, 2014 (the “Mitchell Employment Agreement”), Mr. Mitchell was paid a salary of $250,000 per annum. Pursuant to the agreement, Mr. Mitchell was paid $90,721 and $250,000 in Fiscal 2016 and 2015, respectively. The Company also recorded a bonus accrual of $37,500 and $125,000 in 2016 and 2015, respectively, of which $125,000 and $0 was paid as of May 31, 2016 and 2015, respectively. Pursuant to the Company’s 2014 and 2015 Plans, the Company granted Mr. Mitchell 15,000 and 10,000 options, respectively. 20% of the options granted vested immediately and 20% will vest on an annual basis thereafter. The options are exercisable for a term of ten years from the date of issuance. The fair value of the stock options were estimated at the date of grant using the Black-Scholes options pricing model. The Company used the assumptions as stated in footnote 11 of the May 31, 2016 financial statement to determine the fair value of the options. For the year ended May 31, 2015, 5,000 options vested, for a total value of $26,169. These values represent the amount recognized by the Company for financial statement reporting purposes in accordance with the recognition and measurement provisions of Share Based Compensation as defined in ASC 718. In fiscal 2016, in the form of other income, Mr. Mitchell received $5,923 of tax gross-up payment for health insurance premiums, and $10,400 of Company paid 401K plan matching contributions. In fiscal 2015, in the form of other income, Mr. Mitchell received $5,923 of tax gross-up payment for health insurance premiums, $42,556 tax gross-up payment associated with his relocation costs, $19,237 of Company paid medical insurance and $4,231 of Company paid 401K plan matching contributions.

Employment Agreements

On January 3, 2014, in connection with the acquisition of Initio, the Company entered into the Flood Employment Agreement with Brendan Flood. Pursuant to the Flood Employment Agreement, Mr. Flood will serve as Executive Chairman of the Board, as well as, Chief Executive Officer of Initio. Mr. Flood will be paid a salary of £192,000 ($286,994) per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually the CPI Adjustment. Mr. Flood will also be entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood is entitled to Gross Profit Appreciation Participation, which entitles the participants to 10% of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level is 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. Effective September 18, 2015, the Board appointed Brendan Flood, the Company’s Executive Chairman, to serve as the interim Chief Financial Officer while the Company actively searched for a permanent Chief Financial Officer. Mr. Flood did not receive additional compensation for his role as interim Chief Financial Officer. On January 1, 2016, the Company amended the employment agreement with Mr. Brendan Flood which provided that he will receive a salary of £270,000 ($403,585), a car allowance of £15,000 ($22,421) per annum and a pension contribution of £6,000 ($8,969) per annum. All other terms of Mr. Flood’s employment agreement will remain unchanged. On January 1, 2017, the Company increased Mr. Flood’s salary by 1.9% for cost of living increases per the CPI Adjustment.

On January 3, 2014, in connection with the acquisition of Initio, the Company entered into the Briand Employment Agreement with Matthew Briand. Pursuant to the Briand Employment Agreement, Mr. Briand will serve as Co-Chief Executive Officer of the Company, as well as, Chief Executive Officer of Monroe. Mr. Briand will be paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and Monroe. Mr. Briand’s salary will be adjusted (but not decreased) annually the CPI Adjustment.  Mr. Briand will also be entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain financial milestones. Additionally, Mr. Briand is entitled to Gross Profit Appreciation Participation, which entitles the participants to 10% of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Briand’s participating level is 37.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Briand Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. On January 27, 2015, Mr. Briand was given the additional title of President. On January 1, 2016, the Company amended the employment agreement with Mr. Matt Briand, Chief Executive Officer. Mr. Briand will receive a salary of $350,000. All other terms of Mr. Briand’s employment agreement will remain unchanged. On January 1, 2017, the Company increased Mr. Briand’s salary by 1.9% for cost of living increases per the CPI Adjustment.

On February 5, 2016, the Company entered into the Faiman Employment Agreement with David Faiman.  Pursuant to the Faiman Employment Agreement, Mr. Faiman was appointed as Chief Financial Officer effective March 1, 2016 and will receive a base salary of $275,000 per annum. Mr. Faiman’s salary will be adjusted (but not decreased) annually the CPI Adjustment. Mr. Faiman also received a grant of 50,000 restricted shares of the Company’s common stock, which will vest as follows: (i) 25,000 shares on the first year anniversary, and (ii) 25,000 shares on the second anniversary of Mr. Faiman’s employment start date. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives each year. His annual bonus target will be 50% of annual base salary. On January 1, 2017, the Company increased Mr. Faiman’s salary by 1.9% for cost of living increases.

On March 17, 2014, the Company entered into the Mitchell Employment Agreement with Jeff R. Mitchell. Pursuant to the Mitchell Employment Agreement, Mr. Mitchell will serve as Executive Vice President and Chief Financial Officer. Mr. Mitchell will receive an annual base salary $250,000, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his role with the Company Mr. Mitchell will also be entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain milestones. Mr. Mitchell will also receive a grant of 12,500 common stock shares, issuable as follows: (i) 5,000 common stock shares on June 1, 2014, and (ii) 2,500 common stock shares on each one (1) year anniversary thereafter. In addition, Mr. Mitchell is entitled to 15,000 stock options to purchase common stock to be issued under the Company’s Stock Option Plan, which such stock options shall vest as follows: (i) 3,000 on March 17, 2014, and (ii) 3,000 on each one year anniversary thereafter. The initial vesting of stock options have an exercise price of $20.00 per share (all options thereafter will have an exercise price of $10.00 per share), and are exercisable for a period of 10 years from the date of grant. The Mitchell Employment Agreement has a term of three years. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. On September 9, 2015, Mr. Mitchell submitted his resignation from his position as the Chief Financial Officer of the Company and all officer and director positions held in any subsidiary of the Company, effective on September 18, 2015.  Mr. Mitchell’s resignation was voluntary and not a result of any disagreement with the Company or its executive officers on any matter relating to the Company’s operations, policies or practices.

Outstanding Equity Awards at December 31, 2016

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brendan Flood (1)	6,000	—	6,000	10.00	03/01/2024	—	—	—	—
Brendan Flood (2)	19,800	—	13,200	13.33	01/27/2019	—	—	—	—
Matt Briand (1)	6,000	—	6,000	10.00	03/01/2024	—	—	—	—
Matt Briand (2)	19,800	—	13,200	13.33	01/27/2019	—	—	—	—
David Faiman (3)	—	—	—	N/A	N/A	50,000	39,000	—	—

(1)	These options were issued pursuant to the 2015 Omnibus Incentive Plan and are exercisable for a period of 10 years
(2)	These options were issued pursuant to the 2014 Equity Incentive Plan and are exercisable for a period of five years
(3)

Pursuant to the Faiman Employment Agreement, Mr. Faiman received a grant of 50,000 restricted shares of the Company’s common stock, which will vest as follows: (i) 25,000 shares on the first year anniversary, and (ii) 25,000 shares on the second anniversary of Mr. Faiman’s employment start date.

Compensation of Directors

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Dimitri Villard (2)	2016-T (*)	$29,167	$2,683	$1,049	—	—	—	$32,899
Jeff Grout (3)	2016-T (*)	$29,167	$2,683	$1,049	—	—	—	$32,899
Nicholas Florio (4)	2016-T (*)	$29,167	$1,789	$1,049	—	—	—	$32,005

(*) Refers to the Transition Period.

(1)

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718 which requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. A nonemployee who sits on the Board and is compensated by the Company solely for the individual’s role as a Director will be treated as an employee under ASC 718.

(2)

Dimitri Villard. As a member of our Board, Mr. Villard receives an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the Board, Mr. Villard receives 250 shares of restricted common stock per month.  In May, 2014, Mr. Villard was named the Chairman of the Corporate Governance and Nominating Committee. For his service as Chairman of the Corporate Governance and Nominating Committee, Mr. Villard receives an annual payment of $20,000, payable $1,667 per month. In addition, Mr. Villard receives 83 shares of restricted common stock per month (1,000 shares annually). In addition, in May 2014, Mr. Villard was named as a member of the Audit Committee and the Compensation Committee. For his service as a member of the Audit Committee and Compensation Committee, Mr. Villard receives 83 shares of restricted common stock per month (1,000 shares annually) for each committee. For fiscal 2016, for his services as a board member and member of three committees, Mr. Villard was paid cash totaling $50,000 and received 6,000 shares valued at $28,649. In October 2015, Mr. Villard also received a one-time grant of 30,000 shares valued at $149,997 in relation to the Company’s uplisting to Nasdaq. In addition to Mr. Villards compensation and pursuant to the Company’s 2015 Plan, the Company granted Mr. Villard 25,000 options in 2015. 20% of the options granted vest immediately and 20% will vest on an annual basis thereafter. The options are exercisable for a term of 10 years from the date of issuance. The fair value of the stock options were estimated at the date of grant using the Black-Scholes options pricing model. The Company used the assumptions as stated in footnote 11 of the May 31, 2016 financial statements to determine the fair value of the options. For the year ended May 31, 2016, 5,000 options vested for a total value of $1,438. During the Transition Period, Mr. Villard received cash fees of $17,500 for his services as a Board of Director member and $11,667 for services as Chairman of the Corporate Governance and Nominating Committee. Mr. Villard also received 1,500 stock awards valued at $2,683 for his services as Chairman of the Corporate Governance and Nominating Committee, and 1,400 stock awards valued at $2,683 for his services as member of the Audit Committee and member of the Compensation Committee during the Transition Period.

(3)

Jeff Grout. As a member of our Board, Mr. Grout receives an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the Board, Mr. Grout receives 250 shares of restricted common stock per month. In February, 2014, Mr. Grout was named the Chairman of the Compensation Committee. For his service as Chairman of the Compensation Committee, Mr. Grout receives an annual payment of $20,000, payable $1,667 per month. Mr. Grout also receives 83 shares of restricted common stock per month (1,000 shares annually). Mr. Grout was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Grout receives 83 shares of restricted common stock per month (1,000 shares annually). In June 2015, Mr. Grout was also named as a member of the Audit Committee. For his service as a member of the Audit Committee, Mr. Grout receives 83 shares of restricted common stock per month (1,000 shares annually). For fiscal 2016, for his services as a board member and member of three committees, Mr. Grout was paid cash totaling $50,000 and received 6,000 shares valued at $28,649. In October 2015, Mr. Grout received a one-time grant of 30,000 shares valued at $149,997 in relation to the Company’s uplisting to Nasdaq. In addition to Mr. Grouts compensation and pursuant to the Company’s 2015 Plan, the Company granted Mr. Grout 25,000 options in 2015. 20% of the options granted vest immediately and 20% will vest on an annual basis thereafter. The options are exercisable for a term of 10 years from the date of issuance. The fair value of the stock options were estimated at the date of grant using the Black-Scholes options pricing model. The Company used the assumptions as stated in footnote 11 of the May 31, 2016 financial statements to determine the fair value of the options. For the year ended May 31, 2016, 5,000 options vested for a total value of $1,438. During the Transition Period, Mr. Grout received cash fees of $17,500 for his services as a Board of Director member and $11,667 for services as Chairman of the Compensation Committee. Mr. Grout also received 1,500 stock awards valued at $2,683 for his services as Chairman of the Compensation Committee, and 1,500 stock awards valued at $2,683 for his services as member of the Audit Committee and member of the Corporate Governance and Nominating Committee during the Transition Period.

(4)

Nicholas Florio. As a member of our Board, Mr. Florio receives an annual payment of $30,000, payable $2,500 per month. In addition, for his service as a member of the Board, Mr. Florio receives 250 shares of restricted common stock per month. In May, 2014, Mr. Florio was named the Chairman of the Audit Committee. For his service as Chairman of the Audit Committee, Mr. Florio receives an annual payment of $20,000, payable $1,667 per month. Mr. Florio also receives 83 shares of restricted common stock per month (1,000 shares annually). Mr. Florio was also named as a member of the Corporate Governance and Nominating Committee. For his service as a member of the Corporate Governance and Nominating Committee, Mr. Florio receives 83 shares of restricted common stock per month (1,000 shares annually). For fiscal 2016, for his services as a board member and member of three committees, Mr. Florio was paid cash totaling $50,000 and received 5,000 shares valued at $23,874. In October 2015, Mr. Florio received a one-time grant of 30,000 shares valued at $149,997 in relation to the Company’s uplisting to Nasdaq. In addition to Mr. Florio’s compensation and pursuant to the Company’s 2015 Plan, the Company granted Mr. Florio 25,000 options in 2015. 20% of the options granted vest immediately and 20% will vest on an annual basis thereafter. The options are exercisable for a term of 10 years from the date of issuance. The fair value of the stock options were estimated at the date of grant using the Black-

Scholes options pricing model. The Company used the assumptions as stated in footnote 11 of the May 31, 2016 financial statements to determine the fair value of the options. For the year ended May 31, 2016, 5,000 options vested for a total value of $1,438. During the Transition Period, Mr. Florio received cash fees of $17,500 for his services as a Board member and $11,667 for services as Chairman of the Audit Committee. Mr. Florio also received 1,500 stock awards valued at $2,683 for his services as Chairman of the Audit Committee, and 1,000 stock awards valued at $1,789 for his services as member of the Corporate Governance and Nominating Committee during the Transition Period. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 12, 2017 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 14,498,979 shares of common stock outstanding on April 12, 2017. Percentage ownership of Series A Preferred Stock is based on 1,663,008 shares of Series A Preferred Stock outstanding as of April 12, 2017.

Name of Beneficial Owner (1), (2)	Common Stock Beneficially Owned (2)	Percent of Common Stock	Series A Preferred Stock Beneficially Owned (2)	Percent of Series A Preferred Stock
Brendan Flood (3)	1,034,933	7.14%	1,039,380	62.50%
Matthew Briand	459,161	3.17%	623,628	37.50%
David Faiman	185,000	1.28%	—	—
Dimitri Villard (4)	85,750	0.59%	—	—
Jeff Grout (3)	88,667	0.61%	—	—
Nicholas Florio (5)	91,471	0.63%	—	—
Jackson Investment Group, LLC (6) 2655 Northwinds Parkway Alpharetta, GA, 30009	2,102,561	14.50%
Directors and officers as a group (6 persons)	1,944,982	13.41%	1,663,008	100.0%

(1)	With the exception of Brendan Flood, Executive Chairman, and Jeff Grout, Director, the address of each person is 641 Lexington Avenue, Suite 2701, New York, New York 10022.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Mr. Flood and Mr. Grout’s address is 3A London Wall Buildings, London Wall, London, EC2M 5SY, United Kingdom.
(4)	6,750 shares are held personally by Mr. Villard and 79,000 shares are held through Byzantine Productions, Inc.

(5)	Shares are held by Citrin Cooperman & Company LLP. Mr. Florio is a partner at Citrin Cooperman & Company LLP.
(6)	Jackson Investment Group is a Georgia-based limited liability company that received shares pursuant to financing agreements and purchased additional shares in the open market.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 about the common stock that may be issued upon the exercise of outstanding options, warrants and rights under the Company’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercising outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (1)	319,500	$13.16	380,500

(1)

At December 31, 2016, the Company had two equity compensation plans not approved by security holders, which are more fully described below. Subsequent to December 31, 2016, two additional equity compensation plans were approved by stockholders at the Company’s annual shareholder meeting on January 26, 2017, which are also described below.

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 250,000 shares of common stock has been reserved for issuance under this plan. The plan expires on January 28, 2024. At December 31, 2016, the Company had issued 250,000 options and shares of common stock and therefore there is nothing remaining under this plan.

The authority to administer the 2014 Plan currently resides with the Compensation Committee. They have the power to determine which persons eligible under the plan will be granted option awards.

Transferability

Option awards are not transferable other than by will or by the laws of descent and distribution unless otherwise provided in the individual option agreement.

Change of Control Event

In the event of a change in control, then, without the consent or action required of any holder of an option award (in such holder’s capacity as such):

(i) Any surviving corporation or acquiring corporation or any parent or affiliate thereof, as determined by the Board in its discretion, will assume or continue any option awards outstanding under the plan in all or in part or shall substitute to similar stock awards in all or in part; or

(ii) In the event any surviving corporation or acquiring corporation does not assume or continue any option awards or substitute to similar stock awards, for those outstanding under the plan, then: (a) all unvested option awards will expire (b) vested options will terminate if not exercised at or prior to such change in control; or

(iii) Upon change in control, the Board may, in its sole discretion, accelerate the vesting, partially or in full, in the sole discretion of the Board and on a case-by-case basis of one or more option awards as the board of directors may determine to be appropriate prior to such events.

Notwithstanding the above, in case of change in control, in the event all or substantially all of the shares of common stock of the company are to be exchanged for securities of another company, then each holder of an option award shall be obliged to sell or exchange, as the case may be, any shares such holder holds or purchased under the plan, in accordance with the instructions issued by the Board, whose determination shall be final.

Termination of Employment/Relationship

In the event of termination of the option holders employment with the Company or any of its affiliates, or if applicable, the termination of services given to the Company or any of its affiliates by consultants of the Company or any of its affiliates for cause (as defined in the plan), all outstanding option awards granted to such option holder (whether vested or not) will immediately expire and terminate on the date of such termination and the holder of option awards will not have any right in connection to such outstanding option awards, unless otherwise determined by the Board. The shares of common stock covered by such option awards will revert to the plan.

2015 Omnibus Incentive Plan

On September 23, 2015, our Board adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”). Under the 2015 Plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2015 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates.

The 2015 Plan provides for an aggregate of 450,000 shares of common stock to be available for awards. The number of shares available for grant pursuant to awards under the Plan is referred to as the “Available Shares”. If an award is forfeited, canceled, or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. However, shares that are used to pay the exercise price of an option or that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the 2015 Plan.

The 2015 Plan will have a term of ten years and no further awards may be granted under the 2015 Plan after that date. At December 31, 2016, the Company had issued 92,000 options to purchase shares of common stock and had 358 unissued securities remaining under this plan.

Awards Available for Grant

The Compensation Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. Notwithstanding, the Compensation Committee may not grant to any one person in any one calendar year awards (i) for more than 150,000 common shares in the aggregate or (ii) payable in cash in an amount exceeding $600 in the aggregate.

Transferability

Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The Compensation Committee, however, may permit awards (other than Incentive Stock Options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Change in Control

Except to the extent otherwise provided in an award, in the event of a change in control, all outstanding options and equity awards (other than performance compensation awards) issued under the Plan will become fully vested and performance compensation awards will vest, as determined by the Compensation Committee, based on the level of attainment of the specified performance goals. In general, the Compensation Committee may, in its discretion, cancel outstanding awards and pay the value of such awards to the participants in connection with a change in control. The Compensation Committee can also provide otherwise in an award under the 2015 Plan.

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 2,500,000 shares of the Company’s common stock will be reserved for issuance under stock and stock option awards.  To date, the Company has issued 831,700 shares and 308,500 options to purchase shares of common stock and therefore has 1,359,800 remaining under this plan.

The Compensation Committee will administer the 2016 Plan. The Compensation Committee will have the authority, without limitation to (i) designate Participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of Common Shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled or exercised in cash, Common Shares, other securities, other awards or other property, or canceled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, common shares, other securities, other awards or other property and other amounts payable with respect to an award; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in this Plan and any instrument or agreement relating to, or award granted under, this Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation Committee shall deem appropriate for the proper administration of this Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards; and (x) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of this Plan  The Compensation Committee will have full discretion to administer and interpret the 2016 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

Eligibility

Employees, directors, officers, advisors and consultants of the Company or its affiliates are eligible to participate in the 2016 Plan. The Compensation Committee has the sole and complete authority to determine who will be granted an award under the 2016 Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the 2016 Plan.

Number of Shares Authorized

The 2016 Plan provides for an aggregate of 2,500,000 shares of common stock to be available for awards. The Board and Committee selected this number of available shares in order to provide for awards to be granted for the 2017 and 2018 fiscal years assuming recent trends of awarding equity were to continue.

The 2016 Plan will have a term of ten years and no further awards may be granted under the 2016 Plan after that date.

Awards Available for Grant

The Compensation Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) (each defined under the 2016 Plan) or any combination of the foregoing subject to the number of available shares. Notwithstanding anything to the contrary in the 2016 Plan, the Compensation Committee may not grant to any one participants under the plan in any one calendar year awards (i) for more than 400,000 Common Shares in the aggregate or (ii) payable in cash in an amount exceeding $750,000 in the aggregate.

Options

Under the terms of the 2016 Plan, unless the Compensation Committee determines otherwise in the case of an option substituted for another option in connection with a corporate transaction, the exercise price of the options will not be less than the fair market value (as determined under the 2016 Plan) of the shares of common stock on the date of grant. Options granted under the 2016 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2016 Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder).

Stock Appreciation Rights

The Compensation Committee will be authorized to award Stock Appreciation Rights (“SARs”) under the 2016 Plan. SARs will be subject to such terms and conditions as established by the Compensation Committee. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. A SAR granted under the 2016 Plan may be granted in tandem with an option and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option which corresponds to such SARs. SARs shall be subject to terms established by the Compensation Committee and reflected in the award agreement.

Restricted Stock

The Compensation Committee will be authorized to award restricted stock under the 2016 Plan. Unless otherwise provided by the Compensation Committee and specified in an award agreement, restrictions on restricted stock will lapse after three years of service with the Company. The Compensation Committee will determine the terms of such restricted stock awards. Shares of restricted stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the Compensation Committee for a specified period. Unless the Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited.

Restricted Stock Unit Awards

The Compensation Committee will be authorized to award restricted stock unit awards under the 2016 Plan. Unless otherwise provided by the Compensation Committee and specified in an award agreement, restricted stock units vest after three years of service with the Company. The Compensation Committee will determine the terms of such restricted stock units. Unless the Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited. At the election of the Compensation Committee, the participant will receive a number of shares of common stock equal to the number of units earned or an amount in cash equal to the fair market value of that number of shares at the expiration of the period over which the units are to be earned or at a later date selected by the Compensation Committee.

Stock Bonus Awards

The Compensation Committee will be authorized to grant awards of unrestricted shares of common stock or other awards denominated in shares of common stock, either alone or in tandem with other awards, under such terms and conditions as the Compensation Committee may determine.

Performance Compensation Awards

The Compensation Committee will be authorized to grant any award under the 2016 Plan in the form of a performance compensation awards. The Compensation Committee will select the performance criteria based on one or more of the following factors: (i) revenue; (ii) sales; (iii) profit (net profit, gross profit, operating profit, economic profit, profit margins or other corporate profit measures); (iv) earnings (EBIT, EBITDA, earnings per share, or other corporate earnings measures); (v) net income (before or after taxes, operating income or other income measures); (vi) cash (cash flow, cash generation or other cash measures); (vii) stock price or performance; (viii) total stockholder return (stock price appreciation plus reinvested dividends divided by beginning share price); (ix) economic value added; (x) return measures (including, but not limited to, return on assets, capital, equity, investments or sales, and cash flow return on assets, capital, equity, or sales); (xi) market share; (xii) improvements in capital structure; (xiii) expenses (expense management, expense ratio, expense efficiency ratios or other expense measures); (xiv) business expansion or consolidation (acquisitions and divestitures); (xv) internal rate of return or increase in net present value; (xvi) working capital targets relating to inventory and/or accounts receivable; (xvii) inventory management; (xviii) service or product delivery or quality; (xix) customer satisfaction; (xx) employee retention; (xxi) safety standards; (xxii) productivity measures; (xxiii) cost reduction measures; and/or (xxiv) strategic plan development and implementation.

Transferability

Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative.  No award may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance shall be void and unenforceable against the Company; provided that the designation of a beneficiary shall not constitute an assignment, alienation, pledge, attachment, sale, transfer or encumbrance. The Compensation Committee, however, may permit awards (other than incentive stock options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Amendment

The 2016 Plan will have a term of ten years from the effective date of the 2016 Plan. The Board may amend, suspend or terminate the 2016 Plan at any time; however, shareholder approval to amend the 2016 Plan may be necessary if applicable law or listing rule so requires. No amendment, suspension or termination will impair the rights of any participant or recipient of any award without the consent of the participant or recipient.

Change in Control

Except to the extent otherwise provided in an award, in the event of a change in control, all outstanding options and equity awards (other than performance compensation awards) issued under the 2016 Plan will become fully vested or the period of restriction will expire and performance compensation awards vest, as determined by the Compensation Committee, based on the level of attainment of the specified performance goals or assuming that that the applicable “target” levels of performance have been obtained or on such other basis as determined by the Compensation Committee.

Long-Term Incentive Plan

In May 2016, the Board approved the 2016 Long-Term Incentive Plan (the “2016 LTIP”). This plan was approved by our stockholders on January 26, 2017.

The material features of the 2016 LTIP are:

•	The maximum number of shares of common stock to be issued under the 2016 LTIP is 1,300,000 shares;
•	The award of performance units is permitted;
•	The term of the 2016 LTIP will expire on December 31, 2018 (unless terminated earlier) at the end of the 2016 LTIP’s performance period.

The shares we issue under the 2016 LTIP will be authorized but unissued shares.  The Board selected 1,300,000 shares to adequately motivate the participants and drive performance for the period.

2016 LTIP Administration

The 2016 LTIP will be administered by the Compensation Committee. The Compensation Committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, and to determine the specific terms and conditions of each award, subject to the provisions of the 2016 LTIP.

Eligibility

Persons eligible to participate in the 2016 LTIP will be those officers, employees, consultants and independent contractors of the Company and its subsidiaries as selected from time to time by the Compensation Committee in its discretion. The Compensation Committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, and to determine the specific terms and conditions of each award, subject to the provisions of the 2016 LTIP.

Amendment and Termination

The Board may, without shareholder approval, modify, revise or terminate the 2016 LTIP at any time and from time to time.  The Board will seek shareholder approval to increase the amount of shares of common stock which may be issued under the 2016 LTIP or to make any “material amendment” to the 2016 LTIP.  Unless the Board elects to terminate the 2016 LTIP earlier, the 2016 LTIP will terminate on December 31, 2018.

Performance Units

The 2016 LTIP permits the granting of performance units to participants under the 2016 LTIP.  The award agreement will set forth the number of performance units granted to a participant.  The number of shares issued under an award is determined by multiplying the number of performance units granted to the participant by the vesting rate which is determined by measuring the market cap of the Company   As amended by the Compensation Committee on October, 25, 2016, the below chart summarizes the relationship between performance and the vesting rate for the performance units.

2018 Market Cap	Vesting Rate
Upto $54.6M	0.00%
From $54.6M to below $82M	25.00%
From $82M to below $109.3M	41.67%
From $109.3M to below $136.6M	66.67%
At $136.6M or above	100.00%

If earned, shares of common stock will be issued to a participant within 30 days after the end of the performance period (December 31, 2018) and in no event later than March 15, 2019; provided, that the participant has been continuously employed, as applicable, with the Company through the date of issuance of the shares of common stock.  If a participant terminates employment for any reason with the Company before the issuance of the shares described above, the award will be cancelled and forfeited, unless the Compensation Committee elects for special treatment.

The estimated fair value of the 2016 LTIP plan based on third party valuation is $136,000. At December 31, 2016, the Company has recorded $53,000 in compensation expense associated with the 2016 LTIP. As of December 31, 2016, 1,002,265 units had been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Trilogy Capital Partners Agreement

The Company’s former employee, Vice Chairman, President and Secretary, Alfonso J. Cervantes, is the majority owner of Trilogy Capital Partners, Inc. (“Trilogy”). Effective December 31, 2014, Mr. Cervantes voluntarily resigned from his positions with the Company and subsidiaries.  The Company entered into an Advisory Agreement with Trilogy (the “Advisory Agreement”), effective as of January 1, 2015, pursuant to which Trilogy may provide advisory services, if requested by the Company, for a period of 12 months. Pursuant to the Advisory Agreement, the Company agreed to, among other things: (a) pay Trilogy $300, in equal monthly installments; and (b) issue to Trilogy two hundred fifty thousand (250,000) common stock shares on or before January 30, 2015; and (c) grant to Trilogy twenty-five thousand (25,000) common stock shares, in complete settlement of any past due fees and costs owed to Trilogy. The Advisory Agreement terminated on December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the Transition Period, years ended May 31, 2016 and 2015 for professional services rendered by the principal accountant, RBSM LLP are as follows:

	Transition Period ended December 31,	Years ended May 31,
	2016	2016	2015
Audit Fees	$187	$259	$195
Audit Related Fees	—	—	—
Tax Fees	4	144	164
All Other Fees	—	14	58
Total	$191	$417	$417

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

Pre-Approval Policies and Procedure for Audit Services

The audit committee has developed policies and procedures regarding the approval of all services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in the transition period, year ended 2016 and 2015 were pre-approved by audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-42 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
3.4	Certificate of Amendment to Articles of Incorporation (4)
3.5	Certificate of Amendment to Articles of Incorporation (5)
3.6	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (6)
3.7	Certificate of Change to Effect a 1-10 Reverse Stock Split effective September 17, 2015 (7)
3.8	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (8)
3.9	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (9)
3.10	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (10)
3.11	Certificate of Designations, Preferences and Rights of Series D Preferred Stock (11)
3.12	Certificate of Designations, Preferences and Rights of Series E-1 Preferred Stock (12)
3.13	Certificate of Designations, Preferences and Rights of Series E-2 Preferred Stock (13)
3.14	Certificate of Correction for the Series D Preferred Stock, dated January 25, 2017 (14)
3.15	Certificate of Amendment to Articles of Incorporation, effective January 26, 2017 (15)
4.1	Form of Promissory Note (16)
4.2	Form of Warrant (17)
4.3	Form of Subscription Agreement (18)
4.4	Form of Warrant (19)
4.5	Form of Series A Bond (20)
4.6	Form of Warrant (21)
4.7	Revolving Loan Note issued pursuant to PRS Credit Agreement (22)
4.8	Registration Rights Agreement (23)
4.9	Debenture issued pursuant to Securities Purchase Agreement (24)
4.10	A Warrant issued pursuant to Securities Purchase Agreement (25)
4.11	B Warrant issued pursuant to Securities Purchase Agreement (26)
4.12	Three Year Note issued pursuant to Equity Purchase Agreement (27)
4.13	Two Year Note issued pursuant to Equity Purchase Agreement (28)
4.14	Form of Six Month Promissory Note (29)
4.15	Offer to Exchange Common Stock for Certain Outstanding Warrants (30)
4.16	Subordinated Secured Note issued to Jackson Investment Group LLC (31)
4.17	Warrant issued to Jackson Investment Group LLC (32)
4.18	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (33)
10.1	Assignment of Employment Agreement by and between TRIG Capital Partners, LLC and the Company, dated February 21, 2012 (34)

Exhibit No.	Description
10.2	Form of Note Purchase Agreement (35)
10.3	Acquisition Agreement by and among IDC Technologies, Inc., Prateek Gattani and the Company, dated February 11, 2013 (36)
10.4	Employment Agreement with Alfonso J. Cervantes dated February 15, 2013 (37)
10.5	Letter Agreement by and among the Company and Chord Advisors, LLC dated February 15, 2013 (38)
10.6	Advisory Agreement by and among the Company and Grandview Capital Partners, Inc. dated February 16, 2013 (39)
10.7	Corporate Services Agreement by and between Pylon Management, Inc. and the Company dated February 14, 2013 (40)
10.8	Advisory Agreement by and between the Company and Joshua Capital, LLC dated February 15, 2013 (41)
10.9	Form of Subscription Agreement (42)
10.10	Stock Purchase Agreement by and among the Company, The Revolution Group, Ltd. and the shareholders of The Revolution Group, Ltd. dated March 21, 2013 (43)
10.11	Employment Agreement between the Company and Mark Aiello dated March 21, 2013 (44)
10.12	Stock Purchase Agreement by and among the Company, NewCSI, Inc. and the shareholders of NewCSI, Inc. dated August 14, 2013 (45)
10.13	Share Purchase Agreement, dated October 30, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (46)
10.14	Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (47)
10.15	Form of Promissory Note (48)
10.16	Form of Deed of Warranties (49)
10.17	Disclosure Letter (50)
10.18	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (51)
10.19	Form of Deed of Restrictive Covenant by and between Matthew Briand and the Company (52)
10.20	Amendment No. 1 to Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Alfonso J. Cervantes (53)
10.21	Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Allan Hartley (54)
10.22	Employment Agreement, dated January 3, 2014, by and among Monroe Staffing Services, LLC and Matthew Briand (55)
10.23	Employment Agreement, dated January 3, 2014, by and among Staffing 360 Solutions Limited (f/k/a Initio International Holdings Limited) and Brendan Flood (56)
10.24	Asset Purchase Agreement, by and among Staffing 360 Solutions (UK) Limited, Poolia UK Ltd. and Poolia UK (57)
10.25	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (58)
10.26	Form of Promissory Note (59)
10.27	Form of Employment Agreement with PS (60)
10.28	Form of Employment Agreement with PRS (61)
10.29	Form of Noncompetition Agreement (62)
10.30	Amended and Restated Credit and Security Agreement, by and among Monroe Staffing Services, LLC, PeopleSERVE, Inc., and Wells Fargo Bank, National Association, dated July 25, 2014. (63)
10.31	Employment Agreement, dated July 29, 2014, by and between the Jeff R. Mitchell and the Company (64)
10.32	2014 Equity Compensation Plan (65)
10.33	Form of Series A Bond Purchase Agreement (66)
10.34	Share Purchase Agreement, dated February 27, 2015, between the Company, Cyber 360, Inc. and Mark P. Aiello, Michael A. Consolazio and Heather D. Haughey (67)
10.35

Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE, Inc. and Monroe Staffing Services, LLC, as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (68)

10.36	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE PRS, Inc., as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (69)
10.37	Securities Purchase Agreement, dated July 8, 2015, by and among the Company, Hillair Capital Investments L.P, and each purchaser identified on the signature pages thereto (70)
10.38	Security Agreement, dated July 8, 2015, by and among the Company, certain U.S. subsidiaries of the Company, and each purchaser identified on the signature pages thereto (71)
10.39	Equity Purchase Agreement, dated July 8, 2015, by and among the Company, Lighthouse Placement Services, LLC, and Alison Fogel and David Fogel (72)
10.40	Employment Agreement, dated July 8, 2015, by and between Alison Fogel and Lighthouse Placement Services, LLC (73)

Exhibit No.	Description
10.41	Employment Agreement, dated July 8, 2015, by and between David Fogel and Lighthouse Placement Services, LLC (74)
10.42	Non-Competition and Non-Solicitation Agreement, dated July 8, 2015, by Alison and David Fogel for the benefit of the Company and Lighthouse Placement Services, LLC (75)
10.43

Amendment No. 2 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE, Inc., Monroe Staffing Services, LLC, Faro Recruitment America, Inc. and Lighthouse Placement Services, LLC as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (76)

10.44

Amendment No. 1 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE PRS, Inc. as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (77)

10.45	2015 Omnibus Incentive Plan (78)
10.46	Form of Amendment No. 1 to 12% Series B Convertible Bond (79)
10.47	Form of Amendment No. 1A to 12% Series B Convertible Bond (80)
10.48	Form of Amendment No. 1B to 12% Series B Convertible Bond (81)
10.49	Purchase Agreement, dated November 4, 2015, by and among Longbridge Recruitment 360 Limited, Staffing 360 Solutions, Inc. and the Sellers named therein (82)
10.50	Form of Purchase Agreement by and among Longbridge Recruitment 360 Limited, Staffing 360 Solutions, Inc. and Minority Shareholder (83)
10.51	Securities Purchase Agreement dated April 3, 2016 (84)
10.52	Placement Agency Agreement dated April 1, 2016, between the Company and Joseph Gunnar & Co., LLC (85)
10.53	Securities Purchase Agreement dated June 24, 2016, by and between the Company and the Purchasers of the Series D Preferred Stock (86)
10.54	Placement Agency Agreement dated June 23, 2016, between the Company and Source Capital Group, Inc. (87)
10.55	Letter Agreement, dated October 3, 2016, between the Company and Hillair Capital Investments L.P. (88)
10.56	Amended Letter Agreement, dated October 14, 2016, between the Company and Hillair Capital Investments L.P., and described in the Company’s Form 8-K/A filed on October 20, 2016 (89)
10.57	Amendment Agreement, dated January 3, 2017, between the Company and Hillair Capital Investments L.P. (90)
10.58	2016 Omnibus Incentive Plan (91)
10.59	2016 Long Term Incentive Plan (92)
10.60	Note and Warrant Purchase Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the Subsidiary Guarantors (93)
10.61	Warrant Agreement, dated January 25, 2017, by and among the Company and Jackson Investment Group LLC (94)
10.62	Security Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (95)
10.63	Pledge Agreement, dated January 25, 2017 by and the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (96)
10.64	Subordination Agreement, dated January 25, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and the U.S. Subsidiary Guarantors (97)
10.65	Amended Warrant Agreement, dated March 14, 2017, between the Company and Jackson Investment Group LLC (98)
10.66	Amended Purchase Agreement, dated April 5, 2017, by and among the Company, Jackson Investment Group LLC and certain subsidiaries of the Company (99)
10.67	Second Amendment, dated April 5, 2017, by and among the Company and Jackson Investment Group LLC (100)
10.68	Amended Subordination Agreement, dated April 5, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (101)
10.69	Amended SPA, dated April 5, 2017, by and among the Company and the holder of the Series D Shares (102)
10.70*	Employment Agreement with David Faiman dated February 5, 2016
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema

Exhibit No.	Description
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

#

Furnished herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 2, 2010.
(2)	Previously filed as Exhibit 3.1 to the Company’s Current Report, filed with the SEC on August 4, 2014.
(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2012.
(4)	Previously filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 31, 2015.
(5)	Previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 31, 2015.
(6)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(7)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2015.
(8)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.
(9)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(10)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016.
(11)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2016.
(12)	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2017.
(13)	Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2017.
(14)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017.
(15)	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017.
(16)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2013.
(17)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013.
(18)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(19)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(20)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2014.
(21)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2015.
(22)	Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2015.
(23)	Previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2015.
(24)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(25)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(26)	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(27)	Previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(28)	Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(29)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.
(30)	Previously filed as Exhibit (A)(1)(A) to the Company’s Form SC TO-1, filed with the SEC on March 29, 2016.
(31)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2017.
(32)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2017.
(33)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(34)	Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 13, 2012.
(35)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2013.
(36)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2013.
(37)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(38)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(39)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(40)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(41)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(42)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013.
(43)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2013.
(44)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2013.
(45)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 19, 2013.
(46)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(47)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(48)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.

(49)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(50)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(51)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(52)	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(53)	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(54)	Previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(55)	Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(56)	Previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(57)	Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(58)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(59)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(60)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(61)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(62)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(63)	Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(64)	Previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(65)	Previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(66)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2014.
(67)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2015.
(68)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(69)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(70)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(71)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(72)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(73)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(74)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(75)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(76)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(77)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(78)	Previously filed as Exhibit 4.1 to the Company’s Form S-8, filed with the SEC on October 2, 2015.
(79)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015.
(80)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015.
(81)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015.
(82)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.
(83)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.
(84)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(85)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(86)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2016.
(87)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2016.
(88)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2016.
(89)	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2017, and described in the Company’s Form 8-K/A filed on October 20, 2016.
(90)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2017.
(91)

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016).

(92)

Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016).

(93)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(94)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(95)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(96)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(97)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(98)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2017.
(99)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(100)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(101)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(102)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: April 12, 2017	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Principal Executive Officer)

Date: April 12, 2017	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Flood	Executive Chairman and Director	April 12, 2017
Brendan Flood

/s/ Matthew Briand	Chief Executive Officer, President and Director	April 12, 2017
Matthew Briand

/s/ Dimitri Villard	Director	April 12, 2017
Dimitri Villard

/s/ Nicholas Florio	Director	April 12, 2017
Nicholas Florio

/s/ Jeff Grout	Director	April 12, 2017
Jeff Grout