Form 10-KT/A
period 2016-12-31
Staffing 360 Solutions, Inc.
filed 2017-04-13
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/T for the transition period ended December 31, 2016, as filed with the Securities and Exchange Commission on April 12, 2017 (“Original Form 10-K/T”), to correct an inadvertent omission of language in the contents of Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm (the “Auditor Consent”). The Auditor Consent inadvertently omitted a Registration Statement on Form S-3 from the first sentence of the Auditor Consent.  The Auditor Consent with the correct registration statement references is filed as an exhibit attached hereto.

Other than the corrections noted in this Explanatory Note, no other changes have been made to the Original Form 10-K/T. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K/T or modify or update in any way disclosures made in the Original Form 10-K/T. Amendment No. 1 should be read in conjunction with the Original Form 10-K/T.

Exhibit Number	Description of Exhibit

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: April 13, 2017	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Principal Executive Officer)

Date: April 13, 2017	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)