Form 10-Q
period 2017-04-01
Staffing 360 Solutions, Inc.
filed 2017-05-16
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-37575

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	68-0680859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

641 Lexington Avenue

Suite 2701

New York, New York 10022

(Address of principal executive offices) (Zip Code)

(646) 507-5710

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2017, there were 14,641,979 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets as of April 1, 2017 (unaudited) and December 31, 2016	3
	Unaudited Condensed Consolidated Statements of Operations for the period January 1, 2017 to April 1, 2017 and December 27, 2015 to March 26, 2016	4
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the period January 1, 2017 to April 1, 2017 and December 27, 2015 to March 26, 2016	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the period January 1, 2017 to April 1, 2017 and December 27, 2015 to March 26, 2016	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	30

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	31
Item 1A	Risk Factors	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults Upon Senior Securities	31
Item 4	Mine Safety Disclosures	31
Item 5	Other Information	31
Item 6	Exhibits	32

Signatures		34

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	April 1,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$489	$650
Accounts receivable, net	19,616	22,274
Prepaid expenses and other current assets	858	613
Total Current Assets	20,963	23,537

Property and equipment, net	861	919
Identifiable intangible assets, net	8,467	9,149
Goodwill	15,779	15,779
Other assets	4,212	4,573
Total Assets	$50,282	$53,957
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$17,756	$18,110
Current portion of debt, net	3,139	3,639
Accounts receivable financing	12,116	15,605
Other current liabilities	850	1,274
Total Current Liabilities	33,861	38,628

Long-term debt, net	6,019	3,997
Other long-term liabilities	2,371	3,054
Total Liabilities	42,251	45,679

Commitments and contingencies	—	—
Series D Preferred Stock, 5,000 shares designated, $10,000 stated value, 62 and 93 shares issued and outstanding, respectively	407	612

Stockholders' Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,663,008 shares designated, $10.00 stated value, 1,663,008 shares issued and outstanding, as of April 1, 2017 and December 31, 2016	—	—
Series B Preferred Stock, 200,000 shares designated, $10.00 stated value, 0 shares issued and outstanding, as of April 1, 2017 and December 31, 2016	—	—
Series C Preferred Stock, 2,000,000 shares designated, $1.00 stated value, 0 shares issued and outstanding, as of April 1, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value, 40,000,000 and 20,000,000 shares authorized as of April 1, 2017 and December 31, 2016, respectively; 13,901,995 and 9,139,795 shares issued and outstanding, as of April 1, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	58,142	54,658
Accumulated other comprehensive income	833	855
Accumulated deficit	(51,351)	(47,847)
Total Stockholders' Equity	7,624	7,666
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$50,282	$53,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	January 1, 2017 to April 1, 2017	December 27, 2015 to March 26, 2016
Revenue	$40,712	$43,160

Cost of Revenue, Excluding Depreciation and Amortization Stated Below	33,386	35,934

Gross Profit	7,326	7,226

Operating Expenses:
Selling, general and administrative expenses, excluding depreciation and amortization stated below	7,627	7,530
Depreciation and amortization	760	839
Total Operating Expenses	8,387	8,369

Loss From Operations	(1,061)	(1,143)

Other Expenses:
Interest expense	(502)	(600)
Amortization of beneficial conversion feature	(184)	(183)
Amortization of debt discount and deferred financing costs	(335)	(473)
Debt extinguishment costs	(1,368)	—
Other income (expense)	2	(22)
Total Other Expenses	(2,387)	(1,278)

Loss Before Provision for Income Tax	(3,448)	(2,421)

Provision for income taxes	(5)	(301)

Net Loss	(3,453)	(2,722)

Net income attributable to non-controlling interest	—	42

Net Loss Before Preferred Share Dividends	(3,453)	(2,764)

Dividends - Series A preferred stock	(50)	(50)

Net Loss Attributable to Common Stock	$(3,503)	$(2,814)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.28)	$(0.55)
Net Loss Attributable to Common Stock	$(0.29)	$(0.57)
Weighted Average Shares Outstanding – Basic and Diluted	12,170,155	4,940,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	January 1, 2017 to April 1, 2017	December 27, 2015 to March 26, 2016
Net Loss	$(3,453)	$(2,722)

Other Comprehensive Income
Foreign exchange translation adjustment	(22)	145
Comprehensive Loss	(3,475)	(2,577)
Comprehensive income attributable to non-controlling interest	—	42
Comprehensive Loss attributable to common stock	$(3,475)	$(2,619)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	January 1, 2017 to April 1, 2017	December 27, 2015 to March 26, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,453)	$(2,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	78	58
Amortization of identifiable intangible assets	682	781
Amortization of debt discount, deferred financing and beneficial conversion feature	519	656
Debt extinguishment costs	1,368	—
Stock based compensation	754	401
Interest paid in common stock	—	5
Modification expense	4	(14)
Changes in operating assets and liabilities:
Accounts receivable	2,658	764
Prepaid expenses and other current assets	(245)	(296)
Other assets	360	(280)
Accounts payable and accrued expenses	(353)	2,042
Other current liabilities	36	(10)
Other long-term liabilities	5	339
Other, net	(10)	76
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,403	1,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Posting of surety bond	—	(1,405)
Payments made for earn-outs	(1,050)	(29)
Purchase of property and equipment	(20)	(43)
NET CASH USED IN INVESTING ACTIVITIES	(1,070)	(1,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	—	578
Repayment of convertible notes	(3,485)	(253)
Proceeds from promissory notes	—	300
Repayment of promissory notes	(512)	(475)
Proceeds from term loan	7,400	500
Repayments of term loan	(564)	(290)
Repayment of bonds	—	(415)
Repayments on accounts receivable financing, net	(3,489)	(1,320)
Third party financing costs	(842)	(246)
Proceeds from overadvance of accounts receivable financing	—	1,050
NET CASH USED IN FINANCING ACTIVITIES	(1,492)	(571)

NET DECREASE IN CASH	(159)	(248)

Effect of exchange rates on cash	(2)	—

Cash - Beginning of period	650	650

Cash - End of period	$489	$402

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the transition period ended December 31, 2016 and for the years ended May 31, 2016 and 2015, which are included in the Company’s December 31, 2016 Form 10-KT, as amended, filed with the United States Securities and Exchange Commission on April 12, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended April 1, 2017 are not necessarily indicative of results for the entire year ending December 30, 2017.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

In July 2016, the Company received an unfavorable ruling in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc., for which, as of the April 1, 2017, $1,649 has been accrued. The timing of payment for this loss is not yet known. It requires confirmation of the award by a Court, the date for which has not yet been set.

On January 26, 2017, the Company entered into a $7,400 financing transaction with Jackson Investment Group, LLC (“JIG”). The capital was used in part to pay short-term debt obligations. As of the date of these financial statements are issued, the Company has $4,619 associated with debt and other amortizing obligations, due in the next 12 months. The Company’s projected cash flows from operations include the assumption that the arbitration loss will be paid in the next 12 months, and are sufficient to address this and its other obligations in the normal course of business.

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

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next 12 months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. In addition, the Company has received a letter of support from a significant shareholder pertaining to the arbitration loss, whereby the shareholder has agreed to provide funds to the Company sufficient to settle the arbitration loss in full, in return for consideration as may be agreed.

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

Change of Year End

On February 28, 2017, the Board of Directors of the Company (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53 week year ending on the Saturday closest to the 31st of December. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. In a 53 week fiscal year, one quarter will consist of 14 weeks. On April 12, 2017, the Company filed a transition report on Form 10-KT, as amended, covering the transition period June 1, 2016 through December 31, 2016. Annual reports on Form 10-K covering 52-53 week years will be filed thereafter. This filing includes comparative unaudited condensed consolidated financial statements for the period January 1, 2017 to April 1, 2017 and December 27, 2015 to March 26, 2016.

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

The Company has reclassified the Midcap Additional Term Loan from Long-term debt to Other long-term liabilities, as this represents  the long term portion of funds received from the Accounts receivable financing facility. These reclassifications had no impact on reported results of operations. Commencing in January 2017, the Company started paying down the Midcap Additional Term Loan and as such has $600 of the Midcap Additional Term Loan classified in Other current liabilities and remainder is classified in Other long term liabilities.

Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements. The effective income tax rate from continuing operations was 16.3% and 42.9% for the period ended April 1, 2017 and March 26, 2016, respectively.

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs”. The FASB is issuing this update to amend the amortization period for certain purchased callable debt securities held at a premium, the FASB is shortening the amortization period for the premium to the earliest call date. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for annual periods fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance.

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation”, regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The adoption of this standard had no material financial impact.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement–Period Adjustments”. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for annual reporting periods beginning after December 15, 2015. The Adoption of this guidance had no material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, “Revenue from Contracts with Customers”. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations” (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”, clarifying the implementation guidance on identifying performance obligations and licensing. The amendments in this ASU clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders receive certain dividends or dividend equivalents that are considered participating securities and our earnings (loss) per share is computed using the two-class method. For the period ended April 1, 2017 and March 26, 2016, pursuant to the two-class method, as a result of the net loss, losses were not allocated to the participating securities.

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of April 1, 2017 and March 26, 2016 have been excluded from the per share computations, since their inclusion would be anti-dilutive:

	April 1,	March 26,
	2017	2016
Convertible bonds - Series A	—	17,651
Convertible bonds - Series B	5,587	74,772
Convertible promissory notes	920,688	893,221
Convertible preferred shares	3,464,191	316,191
Warrants	3,183,630	1,275,990
Options	627,300	322,000
Total	8,201,396	2,899,825

Convertible preferred shares include the Company’s Series D Preferred Stock which contains both a fixed and variable conversion feature that fluctuates with the Company’s stock price. In addition, other restrictions prevent the holders from converting all of the Series D Preferred Stock at the same time. As a result, it is difficult to estimate the exact amount of shares of common stock the Series D Preferred Stock could be converted into at any time. As a result, only the fixed portion of the conversion features are included in the

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

amounts above. In April 2017, the Company entered into an agreement with holders of the Series D Preferred Stock to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 300,000 shares of common stock.

NOTE 4 – DEBT

	April 1,	December 31,
	2017	2016
Bonds:
Bonds - Series B	$50	$50

Convertible Notes:
Non-interest Bearing Convertible Note (January 6, 2016)	—	359
Non-interest Bearing Convertible Note (September 16, 2017)	565	477
8% Convertible Note (July 8, 2015)	—	1,960
8% Convertible Note (February 8, 2016)	—	728
Lighthouse- Seller Note #1	1,749	1,874
Lighthouse - Seller Note #2	156	234

Promissory Notes:
Staffing (UK) - Seller Note	—	112
PeopleServe - Seller Note	132	329

Term Loans:
Jackson Investment Group Term Loan	7,400	—
Midcap Financial Trust - Term Loan	1,725	2,025
ABN AMRO - Term Loan	588	694
Sterling National Bank	120	168

Less Debt Discount and Deferred Financing Costs	(3,327)	(1,374)

Total Debt	9,158	7,636

Less: Current Portion, Net	(3,139)	(3,639)

Total Long-Term Debt, Net	$6,019	$3,997

Series B Bonds

In late April 2017, these bonds were paid in full.

Non-interest Bearing Convertible Note (January 6, 2016)

This note was paid in full in January 2017.

Non-interest Bearing Convertible Note (September 16, 2017)

This note was due to mature in March 2017. In March 2017, the Company extended the note to September 2017 with a new maturity value of $565.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

8% Convertible Note (July 8, 2015) and 8% Convertible Note (February 8, 2016)

On January 3, 2017, the Company entered into an amendment agreement pursuant to which, the parties refinanced an aggregate amount of $2,688 of indebtedness and extended all amortization payments for the two 8% convertible notes dated July 8, 2015 and February 8, 2016 (collectively, the “Amendment”) to October 1, 2018, which was approximately 21 months from the date of the refinancing.

The Amendment had a new face value of $3,126, and an 8% interest rate, with no interest payments due until October 1, 2017, payable quarterly thereafter, and an overall term of 21 months with principal due at maturity. The Amendment was convertible into shares of common stock at a price of $3.00 per share at holder’s election, and the holder agreed to eliminate the 20% pre-payment penalty for an early redemption. In connection with the refinancing, the Company issued the holder 600,000 shares of common stock, valued at $498. The Amendment resulted in the extinguishment of the old notes of $2,688 and recording of the new debt and debt issue costs. The Company recorded a $870 loss upon extinguishment. On January 26, 2017, the Amendment was paid in full resulting a loss of $498.

Lighthouse Seller Note #1

During the period ended April 1, 2017 and March 26, 2016, the Company paid $125 and $125 in principal, respectively.

Lighthouse Seller Note #2

During the period ended April 1, 2017 and March 26, 2016, the Company paid $78 and $78 in principal, respectively.

Staffing (UK) – Sellers Note

The Company paid this note in full in January 2017.

PeopleSERVE – Sellers Note

During the period ended April 1, 2017 and March 26, 2016, the Company paid $197 and $197 in principal, respectively.

Jackson Investment Group Term Loan

On January 26, 2017, the Company entered into a note and warrant purchase agreement with JIG for $7,400. Under the terms of this agreement, the Company issued to JIG 1,650,000 shares of common stock and a warrant to purchase up to 3,150,000 shares of common stock at an initial exercise price of $1.35 per share (the “Warrant”). The note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of July 25, 2018. No interest or principal is payable until maturity. At any time during the term of the note, upon notice to JIG, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to JIG an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The note’s principal is not convertible into shares of common stock; however 50% of the accrued interest on the note may be converted into shares of common stock, at the sole election of JIG at maturity or upon prepayment by the Company, at a conversion price equal to $2.00 per share. On March 14, 2017, the Company and JIG amended the warrant to include a blocker preventing JIG from owning more than 19.99% of the Company’s shares outstanding as of January 26, 2017, until the such ownership is approved by the shareholders consistent with Nasdaq Rule 5635(b).

The warrant is exercisable beginning on July 25, 2017 for a term of four and a half (4.5) years thereafter. The exercise price is subject to anti-dilution protection, including protection in circumstances where common stock is issued pursuant to the terms of certain existing convertible securities, provided that the exercise price shall not be adjusted below a price that is less than the consolidated closing bid price of the common stock.

On April 5, 2017, the Company amended the note and warrant purchase agreement with JIG and entered into a second subordinated secured note with JIG for $1,650. Under the terms of this amended agreement, the Company issued to JIG 296,984 shares of common stock, with an additional 370,921 shares of common stock to be issued upon shareholder approval of the issuance of shares to JIG in excess of the 19.99% limit. Also on April 5, 2017, the Company amended the Warrant to allow JIG to purchase up to an additional

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

825,463 shares of common stock, modified the initial exercise price of the Warrant to $1.00 per share and modified the conversion price of accrued interest on the note issued to JIG in January 2017 to $1.50. The Warrant was also amended to increase the amount of common stock issuable to JIG pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable on the second note until maturity. At any time during the term of the second note, upon notice to JIG, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to JIG an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note can be converted into shares of common stock, at the sole election of JIG at maturity or in the event of a prepayment by the Company, at a conversion price equal to $1.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock.

Midcap Financial Trust – Term Loan

During the period ended April 1, 2017 and March 26, 2016, the Company paid $300 and $125 in principal, respectively.

ABN AMRO Term Loan

During the period ended April 1, 2017 and March 26, 2016, the Company paid $116 and $135 in principal, respectively. Since payments on this term loan are in denominated GBP, the Company is subject to foreign exchange charges.   On March 29, 2017, Longbridge Recruitment 360 Limited and The JM Group each received a reservation of rights letter from ABN AMRO bank with respect to technical noncompliance with certain financial covenants contained in their financing documents with the bank. There was no financial impact of receiving this letter.

Sterling National Bank Promissory Note

During the period ended April 1, 2017 and March 26, 2016, the Company paid $48 and $40 in principal, respectively.

Non-interest Bearing Convertible Note - April 11, 2017

On April 11, 2017, the Company entered into a non-interest bearing convertible note for $477, whereby the Company received cash of $400. This note will mature in October 2017.

NOTE 5 – EQUITY

Common Stock

The Company issued 4,762,200 shares of common stock during the period ended April 1, 2017 as summarized below:

Shares issued to/for:	Number of common shares issued	Fair Value of shares issued	Fair Value at Issuance (per share)
Conversion of Series D Preferred Stock	1,673,000	$1,052	$0.56	$0.76
JIG term loan	1,650,000	876	0.73	0.73
Employees	706,200	539	0.75	0.75
Extension of convertible notes	600,000	498	0.83	0.83
Board and Committee members	125,500	93	0.62	0.75
Consultants	7,500	6	0.70	0.75
	4,762,200	$3,064

The difference between the fair value of shares issued and the change in Additional Paid In Capital during the period results from the accounting for conversions of Series D Preferred Stock which uses a historical value versus the fair value of common stock issued on the date of conversion.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

As of December 31, 2016, the Company’s authorized common stock consists of 20,000,000 shares having par value of $0.00001. Effective January 26, 2017, after obtaining shareholder approval, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares. The Company had issued and outstanding 13,901,995 and 9,139,795 shares of common stock as of April 1, 2017 and December 31, 2016, respectively.

Subsequent to April 1, 2017 the Company issued 300,000 shares of common stock to the holders of the Series D Preferred Stock in connection with the redemption of such Series D Preferred Stock, and 296,984 shares of common stock in connection with the April 2017 amendments with JIG.

In May 2017, using its effective shelf registration on Form S-3 (No. 333-208910), the Company entered into an at-the-market offering agreement with Joseph Gunnar & Co., LLC to establish an at-the-market equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $3 million of the Company’s common stock at prevailing market prices from time to time. As of the date these unaudited condensed consolidated financial statements are issued, the Company had sold 72,409 shares of common stock under this program.

Convertible Preferred Shares

Series D Preferred Stock

During the period ended April 1, 2017, holders converted 31 shares of Series D Preferred Stock to 1,673,000 shares of common stock.

	Shares	Balance
Face Value	211	$2,110
Original Issue Discount		(110)
Beneficial Conversion Feature		(615)
Conversions	(118)	(773)
Balance, Net at December 31, 2016	93	612
Conversions	(31)	(205)
Ending Balance, Net at April 1, 2017	62	$407

Due to the contingent nature of the cash redemption feature of the Series D Preferred Stock, the Company has classified the shares as temporary equity on the condensed consolidated balance sheet. In addition, at the commitment date these shares were issued, the Company determined that a beneficial conversion feature (“BCF”) existed in the amount of $615, which was recorded within Additional Paid-In Capital on the condensed consolidated balance sheet.

On April 5, 2017, the Company entered into an agreement with holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 300,000 shares of common stock.

Warrants

On January 26, 2017, the Company issued the Warrant to JIG which entitled JIG to purchase up to 3,150,000 shares of common stock at an initial exercise price of $1.35 per share (subject to adjustment). The Warrant is exercisable beginning on July 25, 2017 for a term of four and a half (4.5) years thereafter. The exercise price is subject to anti-dilution protection, including protection in circumstances where common stock is issued pursuant to the terms of certain existing convertible securities, provided that the exercise price shall not be adjusted below a price that is less than the consolidated closing bid price of the common stock.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Transactions involving the Company’s warrant issuances are summarized as follows:

	Number of shares	Weighted Average Price Per Share
Oustanding at December 31, 2016	33,630	$19.52
Issued	3,150,000	1.35
Exercised	—	—
Expired or cancelled	—	—
Outstanding at April 1, 2017	3,183,630	$1.54

On April 5, 2017, the Company amended the Warrant and entered into a second subordinated secured note with JIG for $1,650. Under the terms of the amended Warrant, JIG may purchase up to an additional 825,463 shares of common stock at $1.00 per share. The Warrant was amended to increase the amount of common stock issuable to JIG pursuant to the anti-dilution clause contained therein, and to adjust the initial exercise price to $1.00 per share.

Stock Options

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 2,500,000 shares of the Company’s common stock will be reserved for issuance under stock and stock option awards. During the period ended April 1, 2017 the Company issued to employees and consultants, 838,300 shares and 313,500 options, with an exercise price of $1.35 per share to purchase shares of common stock, and therefore has 1,348,200 remaining under this plan. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price	$1.35
Market price at date of grant	$0.80
Volatility	108.72%
Expected dividend rate	—
Expected term (years)	5
Risk-free interest rate	1.93%

During the period ended April 1, 2017 and March 26, 2016, the Company recorded share based payment expense of $93 and $90, respectively, in connection with all options outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of Control Solutions International, Inc. (“CSI”), the purchase price includes monthly cash payments to the former owners and shareholders of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During the period ended April 1, 2017 and March 26, 2016, the Company paid $23 and $29, respectively, towards the earn-out liability. At April 1, 2017, the remaining balance was $1,298 of which approximately $105 is recorded in other current liabilities and $1,193 is recorded in other long-term liabilities.

Pursuant to the acquisition of The JM Group, the purchase price includes a cash payment to the shareholders for performance-based compensation of (a) £850 if the gross profit for the 12 month period ending on the anniversary date of the date of completion (the “Anniversary TTM Gross Profit”) is equal to 90% or more of the gross profit for the twelve months ending October 31, 2015 (the “Completion TTM Gross Profit”); or (b) if the Anniversary TTM Gross Profit is less than 90% of the Completion TTM Gross Profit, a sum equal to £850 multiplied by the Anniversary TTM Gross Profit/Completion TTM Gross Profit. The Company recorded the maximum contingent liability amount of £850 ($1,180). At December 31, 2016, the remaining balance was $1,026 and was recorded in other current liabilities. While unpaid, the balance accrued interest at 10.25% per annum. The balance was paid in full in January 2017.

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

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, Staffing 360 initiated an arbitration before JAMS against three officers of Staffing 360, each a former Staffing 360 officer and employee.  In its demand for arbitration and statement of claim, Staffing 360 alleged that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  Further on September 21, 2016 the arbitrator rendered the final award, which was set at $1,433. The Company is awaiting an order from the Court confirming the award. In addition, the Company has calculated interest and made a payment towards legal fees included in the final award amount. As of April 1, 2017, the balance is $1,649. This amount has already been fully accrued for and expensed.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 7 – SEGMENTS

The Company’s operating segments, which are consistent with its reportable segments, are organized by geography in accordance with its internal management and reporting structure.

For the period ended April 1, 2017 and March 26, 2016, the Company generated revenue and gross profit by segment as follows:

	January 1, 2017 to April 1, 2017	December 27, 2015 to March 26, 2016
United States	$34,011	$35,024
United Kingdom	6,669	8,120
Canada	32	16
Total Revenue	$40,712	$43,160

United States	$5,869	$5,529
United Kingdom	1,447	1,691
Canada	10	6
Total Gross Profit	$7,326	$7,226

Selling, general and administrative expenses, excluding depreciation and amortization stated below	$(7,627)	$(7,530)
Depreciation and amortization	(760)	(839)
Interest expense	(502)	(600)
Amortization of beneficial conversion feature	(184)	(183)
Amortization of debt discount and deferred financing costs	(335)	(473)
Debt extinguishment costs	(1,368)	—
Other income (expense)	2	(22)
Loss Before Provision for Income Tax	$(3,448)	$(2,421)

As of April 1, 2017, and December 31, 2016, the Company has assets in the U.S., the U.K. and Canada as follows:

	April 1,	December 31,
	2017	2016
United States	$40,960	$44,990
United Kingdom	9,295	8,936
Canada	27	31
Total Assets	$50,282	$53,957

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

Board and Committee Members

During the period ended April 1, 2017 and March 26, 2016, the Company incurred $13 and $13, respectively, in board of director fees to Dimitri Villard. During the period ended April 1, 2017 and March 26, 2016, Mr. Villard also received 1,500 and 1,500 shares of common stock valued at $1 and $6, respectively for his services as a board and committee member. During the period ended April 1, 2017, Mr. Villard received 40,000 shares valued at $30 as a bonus. The Company has $0 in accrued in accounts payable and accrued expenses – related parties account, as of April 1, 2017.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

During the period ended April 1, 2017 and March 26, 2016, the Company incurred $13 and $13, respectively, in board of director fees to Jeff Grout. During the period ended April 1, 2017 and March 26, 2016, Mr. Grout also received 1,500 and 1,500 shares of common stock valued at $1 and $6, respectively, for his service as a board and committee member. Mr. Grout also received 40,000 shares valued at $40 as a bonus during the period ended April 1, 2017. The Company has $0 balance in accrued in accounts payable and accrued expenses – related parties account as of April 1, 2017.

During the period ended April 1, 2017 and March 26, 2016, the Company incurred $13 and $13, respectively, in board of director fees to Nick Florio. During the period ended April 1, 2017 and March 26, 2016, Mr. Florio also received 2,500 and 1,250 shares of common stock valued at $2 and $5, respectively for his services as a board and committee member. In addition, during the period ended April 1, 2017, Mr. Florio received 40,000 shares valued at $30 as a bonus. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP.  The Company has $0 balance in accrued in accounts payable and accrued expenses – related parties account as of April 1, 2017.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	January 1, 2017 to April 1, 2017	December 27, 2015 to March 26, 2016
Cash paid for:
Interest	$402	$564
Income taxes	110	3

Non Cash Investing and Financing Activities:
Shares issued in connection with convertible note	$498	$—
Shares issued in connection with JIG term loan	876	—
Warrants issued in connection with JIG term loan	1,145	—
Conversion of a convertible note payable	—	(1,066)
Shares issued in connection with convertible notes	—	248
Shares issued in connection with promissory notes	—	65

NOTE 10 – SUBSEQUENT EVENTS

Where applicable, all material subsequent events have been disclosed in their respective footnotes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Overview

As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring suitable, mature, profitable, operating, U.S. and U.K. based staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration (the “Professional Sector”) and light industrial (the “Light Industrial Sector”) disciplines.

Business Model, Operating History and Acquisitions

Our business plan is to expand and grow through acquisition, which may require additional financing, while continuing to supplement this with organic growth. The Company generated revenue of $109.4 million, $165.6 million, $128.8 million and $41.2 million for the transition period ended December 31, 2016 (“Transition Period”) and fiscal years ended May 31, 2016, 2015 and 2014, respectively. This growth has been achieved primarily through acquisitions, while operations continued to grow organically 11.1% during the Transition Period and, on average, grew 8.8% between the fiscal years ended May, 31 2014 and 2016.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

For the period ended April 1, 2017 as compared to the period ended March 26, 2016

The following table sets forth the results of our operations for the period ended April 1, 2017 and March 26, 2016 indicated as a percentage of revenue:

	January 1, 2017 to April 1, 2017	% of Revenue	December 27, 2015 to March 26, 2016	% of Revenue	Growth
Revenue	$40,712	100.0%	$43,160	100.0%	(5.7)%
Direct cost of revenue	33,386	82.0%	35,934	83.3%	(7.1)%
Gross profit	7,326	18.0%	7,226	16.7%	1.4%
Operating expenses	8,387	20.6%	8,369	19.4%	0.2%
Loss from operations	(1,061)	(2.6)%	(1,143)	(2.6)%	(7.2)%
Other expenses	(2,387)	(5.9)%	(1,278)	(3.0)%	86.8%
(Provision) benefit for income taxes	(5)	(0.0)%	(301)	(0.7)%	(98.3)%
Net loss	$(3,453)	(8.5)%	$(2,722)	(6.3)%	26.9%

Revenue

For the period ended April 1, 2017, revenue fell 5.7% to $40,712 as compared to $43,160 for the period ended March 26, 2016. Of that decline, 2.3% ($1,003) was from foreign currency translation, with the remaining 3.4% largely attributable to fewer working days in the northeastern United States when compared to the corresponding period in the previous year as a result of weather related work stoppages and a reduction in demand from one of our largest clients.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the period ended April 1, 2017 and the period March 26, 2016, direct cost of revenue was $33,386 and $35,934, respectively, or a decline of 7.1%, compared to a decline in revenue of 5.7%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Gross profit for the period ended April 1, 2017 and the period March 26, 2016 was $7,326 and $7,226, respectively, representing gross margin of 18.0% and 16.7% for each period, respectively. The increase in margin is primarily attributable stronger margins in both the Light Industrial and Professional segments, as well as savings on workers compensation and lower payroll costs.

Operating expenses

For the period ended April 1, 2017, operating expenses amounted to $8,387 as compared to $8,369 for the period March 26, 2016, an increase of 0.2%.  As a percentage of revenue, operating expenses increased from 19.4% of revenue to 20.6% of revenue, mainly due to the decline in revenue and the fixed nature of most expenses.

However, cash operating expenses, defined as Total operating expenses excluding depreciation and amortization as well as other non-cash charges, declined from $7,185 to $6,870 for the periods ended March 26, 2016 and April 1, 2017, respectively.

Other Expenses

For the periods ended April 1, 2017 and March 26, 2016, Other Expenses primarily includes interest and financing expense of $2,389 (of which $1,368 relates to non-cash charges for the re-financing and retirement of the 8% convertible notes) and $1,256, respectively, other expense (income) of $(7) and $(14), respectively, and other restructuring costs totaling $0 and $5, respectively. The restructuring charges incurred during 2016 were residual charges resulting from the Company’s implementation of its Restructuring Plan during 2015.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Non-GAAP Measures

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

We present the following non-GAAP financial measure and KPIs in this report:

Revenue and Gross Profit by Sector We use this KPI to measure the Company’s mix of Revenue and respective profitability between its two main lines of business due to their differing margins. For clarity, these lines of business are not the Company’s operating segments, as this information is not currently regularly reviewed by the chief operating decision maker to allocate capital and resources. Rather, we use this KPI to benchmark the Company against the industry.

The following table details Revenue and Gross Profit by Sector for the periods ended April 1, 2017 and March 26, 2016, respectively:

	January 1, 2017 to April 1, 2017	Mix	December 27, 2015 to March 26, 2016	Mix
Light Industrial	$22,411	55%	$21,344	49%
Professional	18,301	45%	21,816	51%
Total Service Revenue	$40,712		$43,160

Light Industrial	3,551	48%	3,030	42%
Professional	3,775	52%	4,196	58%
Total Gross Profit	$7,326		$7,226

Light Industrial	15.8%		14.2%
Professional	20.6%		19.2%
Total Gross Margin	18.0%		16.7%

The increase in Light Industrial revenue as a percentage of total revenue from 49% for the period ended March 26, 2016 to 55% for the period ended April 1, 2017 was primarily attributable to organic growth of 5.0% in that segment.  Professional revenue as a percentage of total revenue declined from 51% for the period ended March 26, 2016 to 45% for the period ended April 1, 2017, as a percentage of total revenue.  Of the decline in this segment, $1,003 was currency related, with the remaining $2,512 resulting from fewer work days due to weather related work stoppages and organic decline in some business units.

Gross margin for the Light Industrial segment increased from 14.2% for the period ended March 26, 2016 to 15.8% for the period ended April 1, 2017.  The increase was attributable to changes in client mix and pricing, as well as savings on workers’ compensation costs and lower payroll costs.

Gross margin for the Professional segment increased from 19.2% in the period ended March 26, 2016 to 20.6% for the period ended April 1, 2017.  The increase was primarily attributable to savings in workers’ compensation and lower payroll costs.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table provides a reconciliation of Adjusted EBITDA for the period ended April 1, 2017 and for the period March 26, 2016 respectively, to its most directly comparable GAAP measure:

	January 1, 2017 to April 1, 2017	December 27, 2015 to March 26, 2016
Net loss attributable to common stock	$(3,503)	$(2,814)

Interest expense	502	600
Provision for income taxes	5	301
Depreciation and amortization (1)	1,279	1,495
EBITDA	$(1,717)	$(418)

Acquisition, capital raising and other non-recurring expenses (2)	757	350
Other non-cash charges (3)	582	666
Debt extinguishment costs	1,368	—
Restructuring charges	—	5
Modification expense	5	31
Dividends - Series A preferred stock	50	50
Other income / (expense)	(7)	(14)
Net income attributable to non-controlling interest	—	42
Adjusted EBITDA	$1,038	$712

Gross Profit	$7,326	$7,226

Adjusted operating expenses (4)	$6,288	$6,514
Adjusted operating expenses percentage of gross profit	85.8%	90.1%

(1)	Includes amortization included in other expenses.
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

Adjusted EBITDA for the period ended April 1, 2017 of $1,038, a 45.8% increase from $712 for the period ended March 26, 2016. This growth is attributable to increased gross profit, as described in earlier sections, and focused management of Adjusted operating expenses.

Adjusted EBITDA for these periods result in trailing 12 months (“TTM”) Adjusted EBITDA of $5,389 as of April 1, 2017, an increase of 57.4% as compared with $3,392 for the comparable TTM period.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of the Company’s efficiency for converting incremental gross profit into Adjusted EBITDA.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details the Company’s Operating Leverage for the 12 months ended April 1, 2017 and March 26, 2016, respectively:

	March 27, 2016, to April 1, 2017	March 29, 2015 to March 26, 2016
Gross Profit - TTM (Current Period)	$31,969	$27,331
Gross Profit - TTM (Prior Period)	27,331	21,999
Gross Profit - Growth	$4,638	$5,332

Adjusted EBITDA - TTM (Current Period)	$5,339	$3,392
Adjusted EBITDA - TTM (Prior Period)	3,392	(1,343)
Adjusted EBITDA - Growth	$1,947	$4,735

Operating Leverage	42.0%	88.8%

Operating leverage in TTM to March 26, 2016 is unusually high due to the reversal from negative Adjusted EBITDA – TTM (Prior Period) to significant positive Adjusted EBITDA – TTM (Current Period).

Leverage Ratio Calculated as Total Long Term Debt, Net, gross of any Original Issue Discount, plus Earnouts, less assets held against Long Term Debt, divided by Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

The following table details the Company’s Leverage Ratio as of April 1, 2017 and March 26, 2016, respectively:

	April 1, 2017	March 26, 2016
Total Long Term Debt, Net	$6,019	$3,557
Addback: Total Debt Discount and Deferred Financing Costs	3,327	3,239
Earnouts	1,298	2,648
Less: Surety Bond	(1,405)	(1,405)
Total Long Term Debt	$9,239	$8,039

Adjusted EBITDA - TTM	$5,339	$3,392

Leverage Ratio	1.7x	2.4x

Operating Cash Flow Including Proceeds from Accounts Receivable Financing calculated as net cash (used in) provided by operating activities plus net proceeds from accounts receivable financing.  Because much of the Company’s temporary payroll expense is paid weekly and in advance of clients remitting payment for invoices, operating cash flow is often weaker in staffing companies where revenue and accounts receivable are growing.  Accounts receivable financing is essentially an advance on client remittances and is primarily used to fund temporary payroll.  As such, we believe this measure is helpful to investors as an indicator of the Company’s underlying operating cash flow.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details the operating cash flow including proceeds from accounts receivable financing for the period ending April 1, 2017 and March 26, 2016, respectively:

	January 1, 2017 to April 1, 2017	December 27, 2015 to March 26, 2016
Net cash provided by operating activities	$2,403	$1,800

Proceeds from accounts receivable financing	(3,489)	(1,320)

Net cash (used in) provided by operating activities including proceeds from accounts receivable financing	$(1,086)	$480

During the period ended April 1, 2017, the Company used a portion of the proceeds from Jackson Investment Group, LLC to pay accounts payable and accrued expenses.

The Leverage Ratio and Operating Cash Flow Including Proceeds from Accounts Receivable Financing should be considered together with the information in the “Liquidity and Capital Resources” section, immediately below.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we have funded our operations through promissory notes, bonds, convertible notes, private placement offerings.

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

As a result of our recent financings, we believe that we will be able to fund our operations, implement our business plan and pursue the acquisition of a broad spectrum of staffing companies through the next 12 months. However, we will need to raise additional capital to pursue growth opportunities, improve our infrastructure and otherwise make investments in assets and personnel that will allow us to remain competitive. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a potential downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

As of April 1, 2017, the Company had a working capital deficiency of $12,898, an accumulated deficit of $51,351, for the period ended April 1, 2017, a net loss of $3,453, and, as of the date these unaudited condensed consolidated financial statements are issued, the Company has approximately $4,619 associated with debt and other amortizing obligations, due in the next 12 months.

The amounts due discussed above, are a subset of the Company’s total gross debt obligations as of April 1, 2017 of $12,485, as compared with $9,010 as of the Company’s most recent period ended December 31, 2016. Those balances are comprised of various instruments that can be summarized as follows:

	April 1,	December 31,
	2017	2016

Bonds	$50	$50
Convertible Notes	2,470	5,632
Promissory Notes	132	441
Term Loans	9,833	2,887
Total Long-Term Debt	$12,485	$9,010

These obligations mature over the period between April 2017 and April 2019, with interest being paid primarily at the same time principal is paid.

Other significant obligations of the Company as of April 1, 2017 not classified as debt are:

•

A loan from Midcap Financial Trust X in the amount of $1,200 associated with the Company’s accounts receivable revolving credit facility. The balance originally matured in full in April 2019. However, in January 2017, in connection with the financing from Jackson Investment Group, LLC (see below), that obligation was amended such that it would amortize $50 per month beginning in February 2017. In addition, in the event the Company raises cumulative capital in the amount of $2,500, the Company must make a lump-sum principal payment in the amount of $500, and a further $500 if the Company raises cumulative capital in the amount of $4,000;

•

An earn-out liability associated with the Company’s acquisition of CSI in the amount of $1,298. As this balance is currently in dispute (see NewCSI, Inc. vs. Staffing 360 Solutions, Inc. in Legal Proceedings), the Company has a surety bond posted in the amount of $1,405 to fund the balance, while the case is ongoing, in the event the Company loses its appeal. Payments continue to be made monthly in the amount of 20% of CSI’s consolidated gross profit;

•

A liability to former officers of the Company (see Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc. in Legal Proceedings) in the amount of $1,649 including accrued interest. Until paid, the balance accrues interest of 9% per annum. The Company is awaiting an order from the Court confirming the award. Until then, the timing of paying this liability is not yet known but has been classified within Other Current Liabilities.

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

In addition, in January 2017, the Company closed a financing with Jackson Investment Group, LLC (“JIG”) in the amount of $7,400 million. The financing is a term loan, maturing in July 2018 and carries interest at 6%. No interest or principal is due until maturity. In connection with the transaction, JIG received 1,650,000 shares of common stock and a warrant to purchase up to 3,150,000 shares of common stock (the “Warrant”), exercisable for five years, with an initial cash exercise price of $1.35. At JIG’s election, 50% of accrued interest paid or payable on the note may be converted into shares of common stock at a conversion price of $2.00.

In connection with the JIG financing, in addition to paying $3,126 to satisfy the Company’s obligation under the note issued in connection with the Amendment, the Company satisfied in full the earn-out liability associated with the Company’s acquisition of The JM Group of $1,026 and related interest, as well as approximately, $562 of debt obligations that were due in January 2017.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

In April 2017, the Company amended the note and warrant purchase agreement with JIG and entered into a second subordinated secured note with JIG for $1,650. Under the terms of this amended agreement, the Company issued to JIG 296,984 shares of common stock, with an additional 370,921 shares of common stock to be issued upon shareholder approval of the issuance of shares to JIG in excess of the 19.99% limit. Also on April 5, 2017, the Company amended the Warrant to allow JIG to purchase up to an additional 825,463 shares of common stock, modified the initial exercise price of the Warrant to $1.00 per share and modified the conversion price of accrued interest on note issued to JIG in January 2017 to $1.50. The Warrant was also amended to increase the amount of common stock issuable to JIG pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable until maturity. At any time during the term of the second note, upon notice to JIG, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the second note by paying to JIG an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note may be converted into shares of common stock, at the sole election of JIG at maturity or in the event of a prepayment by the Company, at a conversion price equal to $1.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock.

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

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. In addition, the Company has received a letter of support from a significant shareholder pertaining to the arbitration loss, whereby the shareholder has agreed to provide funds to the Company sufficient to settle the arbitration loss in full, in return for consideration as may be agreed.

However, based upon an evaluation of the Company’s continued growth trajectory, past success in raising capital and meetings its obligations as well as its plans for raising capital discussed above, management believes that the Company is a going concern.

Operating activities

For the period ended April 1, 2017, net cash provided by operations of $2,403 was primarily attributable changes in operating assets and liabilities totaling $2,451 and non-cash adjustments of $3,405 offset by net loss of $3,453. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $2,658, a decrease in other assets of $360, an increase in other liabilities of $41; offset by a decrease accounts payable and accrued expenses of $353 and an increase in prepaid expenses and other current asset of $245. Total non-cash adjustments of $3,405 primarily includes costs related to the extinguishment of debt of $1,368, amortization of debt discounts and beneficial conversion features of $519, amortization of intangible assets of $682, stock based compensation of $754 and depreciation of $78. During the period ended April 1, 2017, the Company used a portion of the proceeds from Jackson Investment Group, LLC to pay accounts payable and accrued expenses.

For the period ended March 26, 2016, net cash provided by operations of $1,800 was primarily attributable non-cash adjustments of $1,887 and changes in operating assets and liabilities totaling $2,635 offset by the net loss of $2,722. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $764, increase in accounts payable and accrued expenses of $2,042, increase in other long term liabilities of $339 and other of $76; offset by increase in prepaid expenses and other current assets of $296, increase in other assets of $280, and decrease in other current liabilities of $10. Non-cash adjustments totaling $1,887 primarily includes depreciation and amortization totaling $1,495 and share based compensation totaling $401.

Investing activities

For the period ended April 1, 2017, net cash flows used in investing activities was $1,070 which is primarily due to payments made towards earn-out agreements totaling $1,050 and purchased of property and equipment of $20.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

For the period ended March 26, 2016, net cash flows used in investing activities was $1,477 which is primarily due to cash posting of a surety bond of $1,405 relating to the NewCSI legal proceedings, purchase of property and equipment of $43 and payments made towards earnouts of $29.

Financing activities

For the period ended April 1, 2017, net cash flows used in financing activities totaled $1,492 which is primarily due to repayments of promissory notes, convertible notes and term loans totaling $4,561, net repayments on accounts receivable financing $3,489, third-party financing costs of $842; partially offset by proceeds from term loan financing of $7,400.

For the period ended March 26, 2016, net cash flows used in financing activities totaled $571 which is primarily due to repayment on accounts receivable financing of $1,320, repayment of promissory notes of $475, repayment of term loans $290, repayment of bonds $415, repayment of convertibles notes $253, third-party financing costs of $246; partially offset by proceeds from overadvance of accounts receivable financing of $1,050, proceeds from increase in term loan of $500, proceeds from convertible notes of $578 and proceeds from promissory notes of $300.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements for the period June 1, 2016 to December 31, 2016, filed on Form 10-KT, as amended, with the SEC on April 12, 2017.

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs”. The Board is issuing this update to amend the amortization period for certain purchased callable debt securities held at a premium, the Board is shortening the amortization period for the premium to the earliest call date. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for annual periods fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation”, regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance. The adoption of this standard had no material financial impact.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement–Period Adjustments”. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for annual reporting periods beginning after December 15, 2015. The Adoption of this guidance had no material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, “Revenue from Contracts with Customers”. ASU 2014-09 requires entities to

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”. ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations” (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”, clarifying the implementation guidance on identifying performance obligations and licensing. The amendments in this ASU clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

Management believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceedings disclosed in our Annual Report on Form 10-KT for the transition period ended December 31, 2016.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2017 through April 1, 2017, we issued 7,500 shares of common stock, valued at $6, to Wayne Miiller PLLC in return for advisory services provided to our board of directors.  The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

1.1

At The Market Offering Agreement by and between Staffing 360 Solutions, Inc. and Joseph Gunnar & Co., LLC

(incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on May 11, 2017)

3.1	Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on September 2, 2010)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 20, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.4 to the Company’s Form 10-K filed with the SEC on July 31, 2015)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.5 to the Company’s Form 10-K filed with the SEC on July 31, 2015)
3.5	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 4, 2015)
3.6	Certificate of Change to Effect a 1-10 Reverse Stock Split effective September 17, 2015 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 17, 2015)
3.7	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 31, 2015)
3.8	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 7, 2016)
3.9

Amendment to Certificate of Designation increasing the number of authorized Series C Preferred Stock

(incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 22, 2016)

3.10	Certificate of Designations, Preferences and Rights of Series D Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 27, 2016)
3.11	Certificate of Designations, Preferences and Rights of Series E-1 Preferred Stock (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on January 13, 2017)
3.12	Certificate of Designations, Preferences and Rights of Series E-2 Preferred Stock (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q filed with the SEC on January 13, 2017)
3.13	Certificate of Withdrawal of Series E-1 Preferred Stock
3.14	Certificate of Withdrawal of Series E-2 Preferred Stock
3.15	Certificate of Correction for the Series D Preferred Stock, dated January 25, 2017 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on January 27, 2017)
3.16	Certificate of Amendment to Articles of Incorporation, effective January 26, 2017 (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on January 27, 2017)
3.17	Certificate of Correction for the Series D Preferred Stock, dated January 25, 2017 (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K filed on January 27, 2017)
3.18	Certificate of Amendment to Articles of Incorporation, effective January 26, 2017 (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-K filed on January 27, 2017)
3.19	Certificate of Withdrawal of Series D Preferred Stock (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K filed on May 11, 2017)
4.1	Subordinated Secured Note issued to Jackson Investment Group LLC (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on January 30, 2017)
4.2	Warrant issued to Jackson Investment Group LLC (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K filed on January 30, 2017)
4.3	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on April 6, 2017)
10.1	Amendment Agreement, dated January 3, 2017, between the Company and Hillair Capital Investments L.P. (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on January 5, 2017)
10.2

2016 Omnibus Incentive Plan

(incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on January 27, 2017, through a reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016)

10.3

2016 Long Term Incentive Plan

(incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed on January 27, 2017, through a reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016)

10.4

Note and Warrant Purchase Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the Subsidiary Guarantors

(incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on January 31, 2017)

Exhibit No.	Description

10.5	Warrant Agreement, dated January 25, 2017, by and among the Company and Jackson Investment Group LLC (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed on January 31, 2017)
10.6

Security Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors

(incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed on January 31, 2017)

10.7

Pledge Agreement, dated January 25, 2017 by and the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors

(incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K filed on January 31, 2017)

10.8

Subordination Agreement, dated January 25, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and the U.S. Subsidiary Guarantors

(incorporated by reference from Exhibit 10.5 of the Company’s Form 8-K filed on January 31, 2017)

10.9	Amended Warrant Agreement, dated March 14, 2017, between the Company and Jackson Investment Group LLC (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on March 20, 2017)
10.10

Amended Purchase Agreement, dated April 5, 2017, by and among the Company, Jackson Investment Group LLC and certain subsidiaries of the Company

(incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2017)

10.11	Second Amendment, dated April 5, 2017, by and among the Company and Jackson Investment Group LLC (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed on April 6, 2017)
10.12

Amended Subordination Agreement, dated April 5, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and certain subsidiaries of the Company

(incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed on April 6, 2017)

10.13	Amended SPA, dated April 5, 2017, by and among the Company and the holder of the Series D Shares (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K filed on April 6, 2017)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

† In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2017	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: May 16, 2017	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)