Form 10-Q
period 2017-07-01
Staffing 360 Solutions, Inc.
filed 2017-08-15
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-37575

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELWARE	68-0680859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

641 Lexington Avenue, Suite 2701

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

As of August 14, 2017, there were 15,503,820 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Condensed Consolidated Balance Sheets as of July 1, 2017 (unaudited) and December 31, 2016	3
	Unaudited Condensed Consolidated Statements of Operations for the period April 2, 2017 to July 1, 2017, for the period April 3, 2016 to July 2, 2016, for the period January 1, 2017 to July 1, 2017, and for the period January 3, 2016 to July 2, 2016	4
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the period April 2, 2017 to July 1, 2017, for the period April 3, 2016 to July 2, 2016, for the period January 1, 2017 to July 1, 2017, and for the period January 3, 2016 to July 2, 2016	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the period January 1, 2017 to July 1, 2017 and January 3, 2016 to July 2, 2016	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3	Defaults Upon Senior Securities	33
Item 4	Mine Safety Disclosures	33
Item 5	Other Information	33
Item 6	Exhibits	34

Signatures		35

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	July 1,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$526	$650
Accounts receivable, net	19,993	22,274
Prepaid expenses and other current assets	882	613
Total Current Assets	21,401	23,537

Property and equipment, net	891	919
Identifiable intangible assets, net	7,785	9,149
Goodwill	15,779	15,779
Other assets	4,279	4,573
Total Assets	$50,135	$53,957
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$16,962	$18,110
Current portion of debt, net	3,361	3,639
Accounts receivable financing	12,896	15,605
Other current liabilities	852	1,274
Total Current Liabilities	34,071	38,628

Long-term debt, net	6,805	3,997
Other long-term liabilities	2,339	3,054
Total Liabilities	43,215	45,679

Commitments and contingencies	—	—
Series D Preferred Stock, 5,000 shares designated, $10,000 stated value, 0 and 93 shares issued and outstanding, as of July 1, 2017 and December 31, 2016, respectively	—	612

Stockholders' Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, 1,663,008 shares designated, $10.00 stated value, 1,663,008 shares issued and outstanding, as of July 1, 2017 and December 31, 2016	—	—
Series B Preferred Stock, 200,000 shares designated, $10.00 stated value, 0 shares issued and outstanding, as of July 1, 2017 and December 31, 2016	—	—
Series C Preferred Stock, 2,000,000 shares designated, $1.00 stated value, 0 shares issued and outstanding, as of July 1, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value, 40,000,000 and 20,000,000 shares authorized as of July 1, 2017 and December 31, 2016, respectively; 15,322,820 and 9,139,795 shares issued and outstanding, as of July 1, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	58,307	54,658
Accumulated other comprehensive income	552	855
Accumulated deficit	(51,939)	(47,847)
Total Stockholders' Equity	6,920	7,666
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$50,135	$53,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	April 2, 2017 to July 1, 2017	April 3, 2016 to July 2, 2016	January 1, 2017 to July 1, 2017	January 3, 2016 to July 2, 2016
Revenue	$42,117	$46,313	$82,829	$89,473

Cost of Revenue, Excluding Depreciation and Amortization Stated Below	34,193	38,323	67,579	74,257

Gross Profit	7,924	7,990	15,250	15,216

Operating Expenses:
Selling, general and administrative expenses, excluding depreciation and amortization stated below	6,338	8,431	13,965	16,307
Depreciation and amortization	760	839	1,520	1,332
Total Operating Expenses	7,098	9,270	15,485	17,639

Income (Loss) From Operations	826	(1,280)	(235)	(2,423)

Other Expenses:
Interest expense	(580)	(792)	(1,082)	(1,392)
Amortization of beneficial conversion feature	—	(184)	(184)	(367)
Amortization of debt discount and deferred financing costs	(760)	(436)	(1,095)	(909)
Debt extinguishment costs	—	—	(1,368)	—
Other income (expense)	(23)	504	(21)	482
Total Other Expenses	(1,363)	(908)	(3,750)	(2,186)

Loss Before Provision for Income Tax	(537)	(2,188)	(3,985)	(4,609)

(Provision for) benefit from income taxes	(2)	(334)	(7)	(635)

Net Loss	(539)	(2,522)	(3,992)	(5,244)

Net income (loss) attributable to non-controlling interest	—	(5)	—	37

Net Loss Before Preferred Share Dividends	(539)	(2,517)	(3,992)	(5,281)

Dividends - Series A preferred stock	(50)	(50)	(100)	(100)

Net Loss Attributable to Common Stock	$(589)	$(2,567)	$(4,092)	$(5,381)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.04)	$(0.43)	$(0.30)	$(0.97)
Net Loss Attributable to Common Stock	$(0.04)	$(0.44)	$(0.30)	$(1.00)
Weighted Average Shares Outstanding – Basic and Diluted	14,797,015	5,847,004	13,490,842	5,396,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	April 2, 2017 to July 1, 2017	April 3, 2016 to July 2, 2016	January 1, 2017 to July 1, 2017	January 3, 2016 to July 2, 2016
Net Loss	$(539)	$(2,522)	$(3,992)	$(5,244)

Other Comprehensive Income (loss)
Foreign exchange translation adjustment	(281)	170	(303)	315
Comprehensive Loss	(820)	(2,352)	(4,295)	(4,929)
Comprehensive income (loss) attributable to non-controlling interest	—	(5)	—	37
Comprehensive Loss attributable to common stock	$(820)	$(2,347)	$(4,295)	$(4,966)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	January 1, 2017 to July 1, 2017	January 3, 2016 to July 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,992)	$(5,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	155	54
Amortization of identifiable intangible assets	1,365	1,278
Amortization of debt discount, deferred financing and beneficial conversion feature	1,279	1,276
Debt extinguishment costs	1,368	—
Stock based compensation	1,006	620
Interest paid in common stock	—	109
Gain on settlement of debt	(79)	(485)
Modification expense	(44)	48
Changes in operating assets and liabilities:
Accounts receivable	2,281	(1,609)
Prepaid expenses and other current assets	(269)	875
Other assets	295	(338)
Accounts payable and accrued expenses	(1,148)	4,433
Other current liabilities	138	(89)
Other long-term liabilities	53	413
Other, net	(304)	378
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,104	1,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Posting of surety bond	—	(1,405)
Payments made for earn-outs	(1,075)	(70)
Purchase of property and equipment	(126)	(385)
NET CASH USED IN INVESTING ACTIVITIES	(1,201)	(1,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	400	578
Repayment of convertible notes	—	(1,386)
Proceeds from promissory notes	9,050	300
Repayment of promissory notes	(5,486)	(1,142)
Proceeds from term loan	—	500
Repayments of term loan	—	(516)
Repayment of bonds	(50)	(949)
Repayments on accounts receivable financing, net	(2,709)	(1,558)
Proceeds from private placement	—	3,347
Proceeds from Series D Preferred Stock	—	2,000
Repayment of Series D Preferred Stock	(1,500)	—
Proceeds from At-The-Market Facility	208	—
Third party financing costs	(938)	(777)
Proceeds from overadvance of accounts receivable financing	—	1,050
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,025)	1,447

NET (DECREASE) INCREASE IN CASH	(122)	1,306

Effect of exchange rates on cash	(2)	—

Cash - Beginning of period	650	991

Cash - End of period	$526	$2,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation, which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012. On June 25, 2017, the Company changed its state of domicile to Delaware.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the transition period ended December 31, 2016 and for the years ended May 31, 2016 and 2015, which are included in the Company’s December 31, 2016 Form 10-KT, as amended, filed with the United States Securities and Exchange Commission on April 12, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended July 1, 2017 are not necessarily indicative of results for the entire year ending December 30, 2017.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

As of the date of these financial statements are issued, the Company has $13,988 associated with debt and other amortizing obligations, due in the next 12 months. The Company’s projected cash flows from operations and are not sufficient to address this and its other obligations in the normal course of business.

While management’s projected cash flows are forecasted not to be sufficient to meet the Company’s obligations over the next 12 months, management continues to actively pursue capital raising and refinancing efforts. Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from organic revenue growth and managing and reducing operating and overhead costs.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next 12 months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

However, based upon an evaluation of the Company’s continued growth trajectory, past success in raising capital and meeting its obligations as well as its plans for raising capital discussed above, management believes that the Company is a going concern and will continue to meet its obligations for the next twelve months from the filing date of this report.

Change of Year End

On February 28, 2017, the Board of Directors of the Company (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53 week year ending on the Saturday closest to the 31st of December. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. In a 53 week fiscal year, one quarter will consist of 14 weeks. On April 12, 2017, the Company filed a transition report on Form 10-KT, as amended, covering the transition period June 1, 2016 through December 31, 2016. Annual reports on Form 10-K covering 52-53 week years will be filed thereafter. This filing includes comparative unaudited condensed consolidated financial statements for the period January 1, 2017 to July 1, 2017 and January 3, 2016 to July 2, 2016.

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

The Company has reclassified the Midcap Additional Term Loan from Long-term debt to Other long-term liabilities, as this represents  the long term portion of funds received from the accounts receivable financing facility. These reclassifications had no impact on reported results of operations. Commencing in January 2017, the Company started paying down the Midcap Additional Term Loan and as such has $500 of the Midcap Additional Term Loan classified in Other current liabilities and the remainder is classified in Other long term liabilities.

In connection with the change of year end, the Company used results for the period December 27, 2015 to March 25, 2016 in preparing the prior year first quarter results. The reported period of performance should have been January 3, 2016 through April 2, 2016, a one-week differential shift. The impact of this shift was not material and had no impact on the current year performance. As such, the Company has reflected this adjustment cumulatively in the preparation of this quarter’s Form 10-Q for the comparative period from January 3, 2016 through July 2, 2016. The adjustment recorded in the second quarter of 2016 resulted in an increase to Revenue of $783, an increase to Gross Profit of $107, an increase to Operating income of $90, a decrease to Cash Flow Provided by Operating Activities of $548 and an increase to Cash Flow Provided by Financing Activity of $283.

Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements. The effective income tax rate from continuing operations for the period April 1, 2017 to July 1, 2017 and April 2, 2016 to July 2, 2016 was 8% and 48.9%, respectively. The effective income tax rate from continuing operations for the period January 1, 2017 to July 1, 2017 and January 3, 2016 to July 2, 2016, was 12.8% and 39.6%, respectively.

Recent Accounting Pronouncements

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

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders receive certain dividends or dividend equivalents that are considered participating securities and our earnings (loss) per share is computed using the two-class method. For the period ended July 1, 2017 and July 2, 2016, pursuant to the two-class method, as a result of the net loss, losses were not allocated to the participating securities.

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of July 1, 2017 and July 2, 2016 have been excluded from the per share computations, since their inclusion would be anti-dilutive:

	July 1,	July 2,
	2017	2016
Convertible bonds - Series A	—	18,204
Convertible bonds - Series B	—	19,737
Convertible promissory notes	1,269,423	1,473,879
Convertible preferred shares	216,191	1,384,191
Warrants	4,561,168	83,764
Long term incentive plan (LTIP)	1,002,265	—
Options	627,300	320,500
Total	7,676,347	3,300,275

As of July 2, 2016, convertible preferred shares include the Company’s Series D Preferred Stock which contained both a fixed and variable conversion feature that fluctuated with the Company’s stock price. In addition, other restrictions prevented the holders from converting all of the Series D Preferred Stock at the same time. As a result, it was difficult to estimate the exact amount of shares of common stock the Series D Preferred Stock could be converted into at any time. As a result, only the fixed portion of the conversion features were included in the amounts above. In April 2017, the Company redeemed the remaining 62 shares of Series D Preferred Stock and terminated all future conversion rights, for $1,500 in cash and 300,000 shares of common stock.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 4 – DEBT

	July 1,	December 31,
	2017	2016
Bonds:
Bonds - Series B	$—	$50

Convertible Notes:
Non-interest Bearing Convertible Note (January 6, 2016)	—	359
Non-interest Bearing Convertible Note (September 16, 2017)	565	477
Non-interest Bearing Convertible Note (April 11, 2017)	477	—
8% Convertible Note (July 8, 2015)	—	1,960
8% Convertible Note (February 8, 2016)	—	728
Lighthouse- Seller Note #1	1,624	1,874
Lighthouse - Seller Note #2	78	234

Promissory Notes:
Staffing (UK) - Seller Note	—	112
PeopleServe - Seller Note	—	329

Term Loans:
Jackson Investment Group Term Loan Note #1	7,400	—
Jackson Investment Group Term Loan Note #2	1,650	—
Midcap Financial Trust - Term Loan	1,425	2,025
ABN AMRO - Term Loan	489	694
Sterling National Bank	70	168

Less Debt Discount and Deferred Financing Costs	(3,612)	(1,374)

Total Debt	10,166	7,636

Less: Current Portion, Net	(3,361)	(3,639)

Total Long-Term Debt, Net	$6,805	$3,997

Series B Bonds

In April 2017, these bonds were paid in full. During the period ended July 2, 2016, the Company paid $689 in principal.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Non-interest Bearing Convertible Note (April 11, 2017)

On April 11, 2017, the Company entered into a non-interest bearing convertible note for $477, whereby the Company received cash of $400. This note will mature in October 2017

8% Convertible Note (July 8, 2015) and 8% Convertible Note (February 8, 2016)

On January 3, 2017, the Company entered into an amendment agreement pursuant to which, the parties refinanced an aggregate amount of $2,688 of indebtedness and extended all amortization payments for the two 8% convertible notes dated July 8, 2015 and February 8, 2016 (collectively, the “Amendment”) to October 1, 2018, which was approximately 21 months from the date of the refinancing.

The Amendment had a new face value of $3,126, and an 8% interest rate per annum, with no interest payments due until October 1, 2017, payable quarterly thereafter, and an overall term of 21 months with principal due at maturity. The Amendment was convertible into shares of common stock at a price of $3.00 per share at holder’s election, and the holder agreed to eliminate the 20% pre-payment penalty for an early redemption. In connection with the refinancing, the Company issued the holder 600,000 shares of common stock, valued at $498. The Amendment resulted in the extinguishment of the old notes of $2,688 and recording of the new debt and debt issue costs. The Company recorded a $870 loss upon extinguishment. On January 26, 2017, the Amendment was paid in full resulting a loss of $498.

During the period ended July 2, 2016, the Company paid $980 in principal on the 8% Convertible Note (July 8, 2015) note.

Lighthouse Seller Note #1

During the period April 1, 2017 to July 1, 2017 and April 2, 2016 to July 2, 2016, the Company paid $125 and $125 in principal, respectively. During the period January 1, 2017 to July 1, 2017 and January 3, 2016 to July 2, 2016, the Company paid $250 and $250 in principal, respectively.

Lighthouse Seller Note #2

During the period April 1, 2017 to July 1, 2017 and April 2, 2016 to July 2, 2016, the Company paid $78 and $78 in principal, respectively. During the period January 1, 2017 to July 1, 2017 and January 3, 2016 to July 2, 2016, the Company paid $156 and $156, respectively.

Staffing (UK) – Sellers Note

The Company paid this note in full in January 2017.

PeopleSERVE – Sellers Note

During the period from April 1, 2017 to July 1, 2017 and April 2, 2016 to July 2, 2016, the Company paid $132 and $197 in principal, respectively. During the period from January 1, 2017 to July 1, 2017 and January 2, 2016 to July 2, 2016, the Company paid $329 and $395 in principal, respectively.

Jackson Investment Group Term Loan Note #1

On January 26, 2017, the Company entered into a note and warrant purchase agreement with JIG for $7,400. Under the terms of this agreement, the Company issued to JIG 1,650,000 shares of common stock and a warrant to purchase up to 3,150,000 shares of common stock at an initial exercise price of $1.35 per share (the “Warrant”). The note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of July 25, 2018. No interest or principal is payable until maturity. At any time during the term of the note, upon notice to JIG, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to JIG an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The note’s principal is not convertible into shares of common stock; however 50% of the accrued interest on the note may be converted into shares of common stock, at the sole election of JIG at maturity or upon prepayment by the Company, at a conversion price equal to $2.00 per share. On March 14, 2017, the Company and JIG amended the warrant to include a blocker preventing JIG from owning more than 19.99% of the Company’s shares outstanding as of January 26, 2017, until the such ownership is approved by the shareholders consistent with Nasdaq Rule

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

5635(b). On June 15, 2017, our stockholders approved the issuance of shares of the Company’s common stock under the warrant to JIG that may result in JIG owning in excess of 19.99% of the Company’s outstanding shares.

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

Jackson Investment Group Term Loan Note #2

On April 5, 2017, the Company amended the note and warrant purchase agreement with JIG and entered into a second subordinated secured note with JIG for $1,650. Under the terms of this amended agreement, the Company issued to JIG 296,984 shares of common stock, with an additional 370,921 shares of common stock that was issued after obtaining shareholder approval for issuance of shares to JIG in excess of the 19.99% limit in June 2017. Also on April 5, 2017, the Company amended the Warrant to allow JIG to purchase up to an additional 825,463 shares of common stock, modified the initial exercise price of the Warrant to $1.00 per share and modified the conversion price of accrued interest on the note issued to JIG in January 2017 to $1.50. The Warrant was also amended to increase the amount of common stock issuable to JIG pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable on the second note until maturity. At any time during the term of the second note, upon notice to JIG, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to JIG an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note can be converted into shares of common stock, at the sole election of JIG at maturity or in the event of a prepayment by the Company, at a conversion price equal to $1.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock.

Jackson Investment Group Term Loan Note #3

In August 2017, the Company entered into a Promissory Note with JIG for $1,600, with a term of 60 days at interest of 10% per annum and in return for 160,000 shares of common stock. The proceeds of the note were used to fund the satisfaction of a judgment entered in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

Midcap Financial Trust – Term Loan

During the period April 1, 2017 to July 1, 2017 and April 2, 2016 to July 2, 2016, the Company paid $300 and $125 in principal, respectively. During the period January 1, 2017 to July 1, 2017 and January 3, 2016 to July 2, 2016, the Company paid $600 and $125 in principal, respectively.

ABN AMRO Term Loan

During the period April 1, 2017 to July 1, 2017 and April 2, 2016 to July 2, 2016, the Company paid $118 and $134 in principal, respectively. During the period January 1, 2017 to July 1, 2017 and January 3, 2016 to July 2, 2016, the Company paid $236 and $268 in principal, respectively. Since payments on this term loan are in denominated GBP, the Company is subject to foreign exchange changes.   On March 29, 2017, Longbridge Recruitment 360 Limited and The JM Group each received a reservation of rights letter from ABN AMRO bank with respect to technical noncompliance with certain financial covenants contained in their financing documents with the bank. There was no financial impact of receiving this letter.

Sterling National Bank Promissory Note

During the period ended April 1, 2017 to July 1, 2017 and April 2, 2016 to July 2, 2016, the Company paid $50 and $42 in principal, respectively. During the period January 1, 2017 to July 1, 2017 and January 3, 2016 to July 2, 2016, the Company paid $98 and $82 in principal, respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 5 – EQUITY

Common Stock

The Company issued 6,183,025 shares of common stock during the period ended July 1, 2017 as summarized below:

Shares issued to/for:	Number of common shares issued	Fair Value of shares issued	Fair Value at Issuance (per share)
Conversion of Series D Preferred Stock	1,973,000	$1,265	$0.56	$0.76
JIG term loan	2,317,905	1,251	0.71	0.74
Employees	756,200	586	0.57	0.94
Extension of convertible notes	600,000	498	0.83	0.83
Board and Committee members	203,500	167	0.62	0.94
At-the-Market Facility	309,920	208	0.63	0.70
Consultants	22,500	20	0.70	0.94
	6,183,025	$3,995

The difference between the fair value of shares issued and the change in Additional Paid In Capital during the period results from the accounting for conversions of Series D Preferred Stock which uses a historical value versus the fair value of common stock issued on the date of conversion.

As of December 31, 2016, the Company’s authorized common stock consists of 20,000,000 shares having par value of $0.00001. Effective January 26, 2017, after obtaining shareholder approval, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares. The Company had issued and outstanding 15,322,820 and 9,139,795 shares of common stock as of July 1, 2017 and December 31, 2016, respectively.

In May 2017, using its effective shelf registration on Form S-3 (No. 333-208910), the Company entered into an at-the-market offering (“ATM”) agreement with Joseph Gunnar & Co., LLC to establish an at-the-market equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $3 million of the Company’s common stock at prevailing market prices from time to time. As of the date these unaudited condensed consolidated financial statements are issued, the Company had sold 309,920 shares of common stock under this program at a value of $208.

In August 2017, the Company issued 160,000 shares to JIG in connection with the Promissory Note of $1,600.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Convertible Preferred Shares

Series D Preferred Stock

During the period ended July 1, 2017, holders converted 31 shares of Series D Preferred Stock to 1,673,000 shares of common stock. On April 5, 2017, the Company entered into an agreement with holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 300,000 shares of common stock. The Company recorded a gain of $79 on Series D Preferred Stock extinguishment.

	Shares	Balance
Face Value	211	$2,110
Original Issue Discount	—	(110)
Beneficial Conversion Feature	—	(615)
Conversions	(118)	(773)
Balance, Net at December 31, 2016	93	612
Conversions	(31)	(205)
Redemption	(62)	(1,500)
Fair value of shares issued on redemption	—	(217)
Paid in capital	—	1,389
Gain on settlement	—	(79)
Ending Balance, Net at July 1, 2017	—	$—

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

On April 5, 2017, the Company amended the Warrant and entered into a second subordinated secured note with JIG for $1,650. Under the terms of the amended Warrant, JIG may purchase up to an additional 1,377,538 shares of common stock at $1.00 per share. The Warrant was amended to increase the amount of common stock issuable to JIG pursuant to the anti-dilution clause contained therein, and to adjust the initial exercise price to $1.00 per share. The modification cost associated with this change was not material.

Transactions involving the Company’s warrant issuances are summarized as follows:

	Number of shares	Weighted Average Price Per Share
Oustanding at December 31, 2016	33,630	$19.52
Issued	4,527,538	1.00
Exercised	—	—
Expired or cancelled	—	—
Outstanding at July 1, 2017	4,561,168	$1.14

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

Exercise price	$1.35
Market price at date of grant	$0.62
Volatility	99.38%
Expected dividend rate	—
Expected term (years)	5
Risk-free interest rate	1.93%

During the period ended July 1, 2017 and July 2, 2016, the Company recorded share based payment expense of $156 and $180, respectively, in connection with all options outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of Control Solutions International, Inc. (“CSI”), the purchase price includes monthly cash payments to the former owners and shareholders of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During the period ended July 1, 2017 and July 2, 2016, the Company paid $47 and $70, respectively, towards the earn-out liability. At July 1, 2017, the remaining balance was $1,273 of which approximately $105 is recorded in Other current liabilities and $1,168 is recorded in Other long-term liabilities. This accrual is related to the matter of NewCSI, Inc. vs. Staffing 360 Solutions, Inc. below.

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

On October 21, 2015, judgment was entered in this action in favor of NewCSI and against the Company in the amount of $1,307, plus pre-judgment interest, post-judgment interest, and costs. On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit (“Appellate Court”) seeking reversal of the judgment and posted a supersede as bond to stay the execution of the judgment pending appeal. On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal. As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal. On November 3, 2016, oral arguments for the appeal were heard and on July 26, 2017, the Appellate Court affirmed the trial Court’s decision. The amount of the legal fee award remains open for determination.

Timing of settlement of this matter is not yet known.

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, Staffing 360 initiated an arbitration before JAMS entitled Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc., against three officers of Staffing 360, each a former Staffing 360 officer and employee.  In its demand for arbitration and statement of claim, Staffing 360 alleged that these individuals breached their employment agreements with Staffing 360 and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  Further on September 21, 2016 the arbitrator rendered the final award, which was set at $1,433. The former officers brought an action in US District Court in New York City under the caption Dealy et al., v. Staffing 360 Solutions, Inc., requesting that the Court convert this arbitration award into a judgment. On July 11, 2017, the Court entered an order confirming the arbitrator’s award and granting judgement against the Company. In August 2017, the Company paid $1,582 in full satisfaction of this matter.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 7 – SEGMENTS

The Company’s operating segments, which are consistent with its reportable segments, are organized by geography in accordance with its internal management and reporting structure.

For the period ended July 1, 2017 and July 2, 2016, the Company generated revenue and gross profit by segment as follows:

	April 2, 2017 to July 1, 2017	April 3, 2016 to July 2, 2016	January 1, 2017 to July 1, 2017	January 3, 2016 to July 2, 2016
United States	$35,600	$38,688	$69,611	$73,712
United Kingdom	6,513	7,596	13,182	15,716
Canada	4	29	36	45
Total Revenue	$42,117	$46,313	$82,829	$89,473

United States	$6,539	$6,498	$12,408	$12,027
United Kingdom	1,381	1,472	2,829	3,163
Canada	4	20	13	26
Total Gross Profit	$7,924	$7,990	$15,250	$15,216

Selling, general and administrative expenses, excluding depreciation and amortization stated below	$(6,338)	$(8,431)	$(13,965)	$(16,307)
Depreciation and amortization	(760)	(839)	(1,520)	(1,332)
Interest expense	(580)	(792)	(1,082)	(1,392)
Amortization of beneficial conversion feature	—	(184)	(184)	(367)
Amortization of debt discount and deferred financing costs	(760)	(436)	(1,095)	(909)
Debt extinguishment costs	—	—	(1,368)	—
Other income (expense)	(23)	504	(21)	482
Loss Before Provision for Income Tax	$(537)	$(2,188)	$(3,985)	$(4,609)

As of July 1, 2017, and December 31, 2016, the Company has assets in the U.S., the U.K. and Canada as follows:

	July 1,	December 31,
	2017	2016
United States	$40,721	$44,990
United Kingdom	9,408	8,936
Canada	6	31
Total Assets	$50,135	$53,957

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

Board and Committee Members

During the period from April 1, 2017 to July 1, 2017 and from April 2, 2016 to July 2, 2016, the Company incurred $19 and $13, respectively, in board of director fees to Dimitri Villard. During the period ended July 1, 2017 and July 2, 2016, the Company incurred $31 and $25, respectively, in board of director fees to Dimitri Villard. During the period ended July 1, 2017 and July 2, 2016, Mr. Villard also received 1,500 and 1,500 shares of common stock valued at $1 and $6, respectively for his services as a board and committee member. During the period ended July 1, 2017, Mr. Villard received 66,000 shares valued at $54 as a bonus. The Company has $0 in accrued in accounts payable and accrued expenses – related parties account, as of July 1, 2017.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

During the period from April 1, 2017 to July 1, 2017 and from April 2, 2016 to July 2, 2016, the Company incurred $19 and $13, respectively, in board of director fees to Jeff Grout. During the period ended July 1, 2017 and July 2, 2016, the Company incurred $31 and $25, respectively, in board of director fees to Jeff Grout. During the period ended July 1, 2017 and July 2, 2016, Mr. Grout also received 1,500 and 1,500 shares of common stock valued at $1 and $6, respectively, for his service as a board and committee member. Mr. Grout also received 66,000 shares valued at $54 as a bonus during the period ended July 1, 2017. The Company has $0 balance in accrued in accounts payable and accrued expenses – related parties account as of July 1, 2017.

During the period from April 1, 2017 to July 1, 2017 and from April 2, 2016 to July 2, 2016, the Company incurred $19 and $13, respectively, in board of director fees to Nick Florio. During the period ended July 1, 2017 and July 2, 2016, the Company incurred $31 and $25, respectively, in board of director fees to Nick Florio. During the period ended July 1, 2017 and July 2, 2016, Mr. Florio also received 2,500 and 1,250 shares of common stock valued at $2 and $5, respectively for his services as a board and committee member. In addition, during the period ended July 1, 2017, Mr. Florio received 66,000 shares valued at $54 as a bonus. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP.  The Company has $0 balance in accrued in accounts payable and accrued expenses – related parties account as of July 1, 2017.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	January 1, 2017 to July 1, 2017	January 3, 2016 to July 2, 2016
Cash paid for:
Interest	$827	$1,241
Income taxes	130	99

Non Cash Investing and Financing Activities:
Shares issued in connection with convertible note	$498	$—
Shares issued in connection with JIG term loan	1,251	—
Warrants issued in connection with JIG term loan	1,731	—
Shares issued in connection with Series D payoff	217	—
Conversion of a convertible note payable	—	(1,066)
Shares issued in connection with convertible notes	—	315
Shares issued in connection with promissory notes	—	65

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

For the period April 2, 2017 to July 1, 2017 as compared to the period April 3, 2016 to July 2, 2016

The following table sets forth the results of our operations for the period April 2, 2017 to July 1, 2017 and the period April 3, 2016 to July 2, 2016 indicated as a percentage of revenue:

	April 2, 2017 to July 1, 2017	% of Revenue	April 3, 2016 to July 2, 2016	% of Revenue	Growth
Revenue	$42,117	100.0%	$46,313	100.0%	(9.1)%
Direct cost of revenue	34,193	81.2%	38,323	82.7%	(10.8)%
Gross profit	7,924	18.8%	7,990	17.3%	(0.8)%
Operating expenses	7,098	16.9%	9,270	20.0%	(23.4)%
Loss from operations	826	2.0%	(1,280)	(2.8)%	(164.5)%
Other expenses	(1,363)	(3.2)%	(908)	(2.0)%	50.1%
(Provision) benefit for income taxes	(2)	(0.0)%	(334)	(0.7)%	(99.4)%
Net loss	$(539)	(1.3)%	$(2,522)	(5.4)%	(78.6)%

Revenue

For the period April 2, 2017 to July 1, 2017, revenue fell 9.1% to $42,117 as compared to $46,313 for the period April 3, 2016 to July 2, 2016. Of that decline, 2.5% ($875) was from foreign currency translation, with the remaining 6.6% largely attributable to decline in demand primarily from governmental customers and timing of new client starts.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workman’s compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the period April 2, 2017 to July 1, 2017 and the period April 3, 2016 to July 2, 2016, direct cost of revenue was $34,193 and $38,323, respectively, or a decline of 10.8%, compared to a decline in revenue of 9.1%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Gross profit for the period April 2, 2017 to July 1, 2017 and the period April 3, 2016 to July 2, 2016 was $7,924 and $7,990, respectively, representing gross margin of 18.8% and 17.3% for each period, respectively. The increase in margin is primarily attributable to stronger margins in both the Light Industrial and Professional segments, as well as lower workmans’ compensation insurance and payroll costs.

Operating expenses

For the period April 2, 2017 to July 1, 2017, operating expenses amounted to $7,098 as compared to $9,270 for the period April 3, 2016 to July 2, 2016, a decrease of 23.4%.  As a percentage of revenue, operating expenses declined from 20.0% of revenue to 16.9% of revenue, mainly due lower compensation costs on lower revenue as well as lower legal expenses in the amount of $625.

Additionally, cash operating expenses, defined as Total operating expenses excluding depreciation and amortization as well as other non-cash charges, declined from $7,657 to $5,325 for the periods April 3, 2016 to July 2, 2016, and April 2, 2017 to July 1, 2017 respectively.

Other Expenses

For the periods April 2, 2017 to July 2, 2017 and April 3, 2016 to July 2, 2016, Other Expenses primarily includes interest and financing expense of $1,340 and $1,412, respectively. In the period, April 3, 2016 to July 2, 2016, other income of $(504) primarily related to a gain on the conversion of warrants.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

For the period January 1, 2017 to July 1, 2017 as compared to the period January 3, 2016 to July 2, 2016

The following table sets forth the results of our operations for the period January 1, 2017 to July 1, 2017 and the period January 3, 2016 to July 2, 2016 indicated as a percentage of revenue:

	January 1, 2017 to July 1, 2017	% of Revenue	January 3, 2016 to July 2, 2016	% of Revenue	Growth
Revenue	$82,829	100.0%	$89,473	100.0%	(7.4)%
Direct cost of revenue	67,579	81.6%	74,257	83.0%	(9.0)%
Gross profit	15,250	18.4%	15,216	17.0%	0.2%
Operating expenses	15,485	18.7%	17,639	19.7%	(12.2)%
Loss from operations	(235)	(0.3)%	(2,423)	(2.7)%	(90.3)%
Other expenses	(3,750)	(4.5)%	(2,186)	(2.4)%	71.5%
(Provision) benefit for income taxes	(7)	(0.0)%	(635)	(0.7)%	(98.9)%
Net loss	$(3,992)	(4.8)%	$(5,244)	(5.9)%	(23.9)%

Revenue

For the period January 1, 2017 to July 1, 2017, revenue fell 7.4% to $82,829 as compared to $89,473 for the period January 3, 2016 to July 2, 2016. Of that decline, 2.1% ($1,876) was from foreign currency translation, with the remaining 5.3% largely attributable to fewer working days in the northeastern United States when compared to the corresponding period in the previous year as a result of weather related work stoppages during the first quarter, a reduction in demand from governmental and professional clients and timing of new client starts.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workmans’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the period January 1, 2017 to July 1, 2017 and the period January 3, 2016 to July 2, 2016, direct cost of revenue was $67,579 and $74,257, respectively, or a decline of 9.0%, compared to a decline in revenue of 7.4%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Gross profit for the period January 1, 2017 to July 1, 2017 and the period January 3, 2016 to July 2, 2016 was $15,250 and $15,216, respectively, representing gross margin of 18.4% and 17.0% for each period, respectively. The increase in margin is primarily attributable stronger margins in both the Light Industrial and Professional segments, as well as lower on workmans’ compensation insurance and payroll costs.

Operating expenses

For the period January 1, 2017 to July 1, 2017, operating expenses amounted to $15,485 as compared to $17,639 for the period January 3, 2016 to July 2, 2016, a decrease of 12.2%.  As a percentage of revenue, operating expenses declined from 19.7% of revenue to 18.7% of revenue, mainly due lower compensation costs on lower revenue as well as lower legal expenses in the amount of $625.

Additionally, cash operating expenses, defined as Total operating expenses excluding depreciation and amortization as well as other non-cash charges, declined from $15,671 to $12,955 for the periods January 3, 2016 to July 2, 2016, and January 1, 2017 to July 1, 2017 respectively.

Other Expenses

For the periods January 1, 2017 to July 2, 2017 and January 3, 2016 to July 2, 2016, Other Expenses primarily includes interest and financing expense of $3,729 (of which $1,368 relates to non-cash charges for the re-financing and retirement of the 8% convertible notes) and $2,668, respectively.  Other Income of $(482) in the period January 3, 2016 to July 2, 2016 primarily related to a gain on the conversion of warrants.

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

The following table details Revenue and Gross Profit by Sector for the period April 2, 2017 to July 1, 2017 as compared to the period April 3, 2016 to July 2, 2016, and for the period January 1, 2017 to July 1, 2017 as compared to the period January 3, 2016 to July 2, 2016:

	April 2, 2017 to July 1, 2017	Mix	April 3, 2016 to July 2, 2016	Mix	January 1, 2017 to July 1, 2017	Mix	January 3, 2016 to July 2, 2016	Mix
Light Industrial	$23,308	55%	$23,545	51%	$45,718	55%	$44,889	50%
Professional	18,809	45%	22,768	49%	37,111	45%	44,584	50%
Total Service Revenue	$42,117		$46,313		$82,829		$89,473

Light Industrial	3,803	48%	3,426	43%	7,353	48%	6,456	42%
Professional	4,121	52%	4,564	57%	7,897	52%	8,760	58%
Total Gross Profit	$7,924		$7,990		$15,250		$15,216

Light Industrial	16.3%		14.6%		16.1%		14.4%
Professional	21.9%		20.0%		21.3%		19.6%
Total Gross Margin	18.8%		17.3%		18.4%		17.0%

For the period April 2, 2017 to July 1, 2017 as compared to the period April 3, 2016 to July 2, 2016:

The increase in Light Industrial revenue as a percentage of total revenue from 51% for the period April 3, 2016 to July 2, 2016 to 55% for the period April 2, 2017 to July 1, 2017 was primarily attributable a smaller decline in that segment (down 1.0%) than was recorded for Total Service Revenue (down 9.1%).  Professional revenue as a percentage of total revenue declined from 49% for the period April 3, 2016 to July 2, 2016 to 45% for the period April 2, 2017 to July 1, 2017, as a percentage of total revenue.  Of the decline in this segment, $875 was currency related, with the remaining $3,084 resulting from organic decline in some business units as discussed above.

Gross margin for the Light Industrial segment increased from 14.6% for the period April 3, 2016 to July 2, 2016 to 16.3% for the period April 1, 2017 to July 1, 2017.  The increase was attributable to changes in client mix and pricing, as well as savings on workmans’ compensation insurance costs.

Gross margin for the Professional segment increased from 20.0% in the period April 3, 2016 to July 2, 2016 to 21.9% for the period April 1, 2017 to July 1, 2017.  The increase was primarily attributable to mix of revenue to higher margin business.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

For the period January 1, 2017 to July 1, 2017 as compared to the period January 3, 2016 to July 2, 2016:

The increase in Light Industrial revenue as a percentage of total revenue from 50% for the period January 3, 2016 to July 2, 2016 to 55% for the period January 1, 2017 to July 1, 2017 was primarily attributable a modest growth in that segment (up 1.8%) compared to Total Service Revenue (down 7.4%).  Professional revenue as a percentage of total revenue declined from 50% for the period January 3, 2016 to July 2, 2016 to 45% for the period January 1, 2017 to July 1, 2017, as a percentage of total revenue.  Of the decline in this segment, $1,876 was currency related, with the remaining $5,597 resulting from organic decline in some business units as discussed above.

Gross margin for the Light Industrial segment increased from 14.4% for the period January 3, 2016 to July 2, 2016 to 16.1% for the period January 1, 2017 to July 1, 2017.  The increase was attributable to changes in client mix and pricing, as well as lower workmans’ compensation insurance and payroll costs.

Gross margin for the Professional segment increased from 19.6% in the period January 3, 2016 to July 2, 2016 to 21.3% for the period January 1, 2017 to July 1, 2017.  The increase was primarily attributable to mix of revenue to higher margin business.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table provides a reconciliation of Adjusted EBITDA for the period April 1, 2017 to July 1, 2017 compared to the period April 3, 2016 to July 2, 2016 and for the period January 1, 2017 to July 1, 2017 compare to the period January 3, 2016 to July 2, 2016, respectively, to its most directly comparable GAAP measure:

	April 2, 2017 to July 1, 2017	April 3, 2016 to July 2, 2016	January 1, 2017 to July 1, 2017	January 3, 2016 to July 2, 2016
Net loss attributable to common stock	$(589)	$(2,567)	$(4,092)	$(5,381)

Interest expense	580	792	1,082	1,392
Provision for income taxes	2	334	7	635
Depreciation and amortization (1)	1,520	1,113	2,799	2,608
EBITDA	$1,513	$(328)	$(204)	$(746)

Acquisition, capital raising and other non- recurring expenses (2)	(322)	2,034	260	2,700
Other non-cash charges (3)	251	276	1,008	626
Debt extinguishment costs	—	—	1,368	—
Restructuring charges	2	5	2	10
Modification expense	28	—	26	31
Dividends - Series A preferred stock	50	50	100	100
Other income / (expense)	(7)	(509)	(7)	(523)
Net income attributable to non-controlling interest	—	(5)	—	37
Adjusted EBITDA	$1,515	$1,523	$2,553	$2,235

Trailing Twelve Months Adjusted EBITDA	$5,331	$4,492	$5,331	$4,492

Gross Profit	$7,924	$7,990	$15,250	$15,216

Adjusted operating expenses (4)	$6,409	$6,467	$12,697	$12,981
Adjusted operating expenses percentage of gross profit	80.9%	80.9%	83.3%	85.3%

(1)	Includes amortization included in other expenses.
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

Adjusted EBITDA for the period April 2, 2017 to July 1, 2017 was $1,515 compared to $1,523 for the period April 3, 2016 to July 2, 2016.

Adjusted EBITDA for the period January 1, 2017 to July 1, 2017 was $2,553, a 14.2% increase from $2,235 for the period January 3, 2016 to July 2, 2016. This growth is primarily attributable to focused management of Adjusted operating expenses.

Adjusted EBITDA for these periods result in trailing 12 months (“TTM”) Adjusted EBITDA of $5,331 as of July 1, 2017, an increase of 18.7% as compared with $4,492 for the comparable TTM period.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of the Company’s efficiency for converting incremental gross profit into Adjusted EBITDA.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details the Company’s Operating Leverage for the period July 3, 2016 to July 1, 2017 and June 28, 2015 to July 2, 2016:

	July 3, 2016, to July 1, 2017	June 28, 2015 to July 2, 2016
Gross Profit - TTM (Current Period)	$31,903	$29,670
Gross Profit - TTM (Prior Period)	29,670	22,611
Gross Profit - Growth	$2,233	$7,059

Adjusted EBITDA - TTM (Current Period)	$5,331	$4,492
Adjusted EBITDA - TTM (Prior Period)	4,492	877
Adjusted EBITDA - Growth	$839	$3,615

Operating Leverage	37.6%	51.2%

Leverage Ratio Calculated as Total Long Term Debt, Net, gross of any Original Issue Discount, plus Earnouts, less assets held against Long Term Debt, divided by Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

The following table details the Company’s Leverage Ratio as of July 1, 2017 and July 2, 2016, respectively:

	July 1, 2017	July 2, 2016
Total Long Term Debt, Net	$10,166	$10,817
Addback: Total Debt Discount and Deferred Financing Costs	3,612	2,190
Earnouts	1,273	2,546
Less: Surety Bond	(1,405)	(1,405)
Total Long Term Debt	$13,646	$14,148

Adjusted EBITDA - TTM	$5,331	$4,492

Leverage Ratio	2.6x	3.1x

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

The following table details the operating cash flow including proceeds from accounts receivable financing for the period ending July 1, 2017 and July 2, 2016, respectively:

	January 1, 2017 to July 1, 2017	January 3, 2016 to July 2, 2016
Net cash provided by operating activities	$2,104	$1,719

Proceeds from accounts receivable financing	(2,709)	(1,558)

Net cash (used in) provided by operating activities including proceeds from accounts receivable financing	$(605)	$161

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

During the period January 1, 2017 to July 1, 2017, the Company used a portion of the proceeds from Jackson Investment Group, LLC to pay accounts payable and accrued expenses.

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

We will need to raise additional capital or refinance in order to meet our debt obligations over the next 12 months, pursue growth opportunities, improve our infrastructure and otherwise make investments in assets and personnel that will allow us to remain competitive. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a potential downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

As of July 1, 2017, the Company had a working capital deficiency of $12,670, an accumulated deficit of $51,939, for the period January 1, 2017 to July 1, 2017, a net loss of $3,992, and, as of the date these unaudited condensed consolidated financial statements are issued, the Company has approximately $13,988 associated with debt and other amortizing obligations, due in the next 12 months.

The amounts due discussed above, are a subset of the Company’s total gross debt obligations as of July 1, 2017 of $13,778, as compared with $9,010 as of the Company’s most recent period ended December 31, 2016. Those balances are comprised of various instruments that can be summarized as follows:

	July 1,	December 31,
	2017	2016
Bonds	$—	$50
Convertible Notes	2,744	5,632
Promissory Notes	—	441
Term Loans	11,034	2,887
Total Long-Term Debt	$13,778	$9,010

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

These obligations mature over the period between July 2017 and June 2019, with interest being paid primarily at the same time principal is paid.

Other significant obligations of the Company as of July 1, 2017 not classified as debt are:

•

A loan from Midcap Financial Trust X (“Midcap”) in the amount of $1,050 associated with the Company’s accounts receivable revolving credit facility. The balance originally matured in full in April 2019. However, in January 2017, in connection with the financing from Jackson Investment Group, LLC (see below), that obligation was amended such that it would amortize $50 per month beginning in February 2017. In addition, in the event the Company raises cumulative capital in the amount of $2,500, the Company must make a lump-sum principal payment in the amount of $500, and a further $500 if the Company raises cumulative capital in the amount of $4,000;

•

An earn-out liability associated with the Company’s acquisition of CSI in the amount of $1,273. As this balance is currently in dispute (see NewCSI, Inc. vs. Staffing 360 Solutions, Inc. in Legal Proceedings), the Company has a surety bond posted in the amount of $1,405 to fund the balance, while the case is ongoing. In July 2017, the Appellate Court affirmed the lower Court’s decision. The final settlement date of this matter is not yet known. However, payments continue to be made monthly in the amount of 20% of CSI’s consolidated gross profit;

•

A liability to former officers of the Company (see Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc. in Legal Proceedings). In July 2017, the Court confirmed the award. In August 2017, the Company paid $1,582 in full satisfaction of this matter.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

In August 2017, the Company entered into a Promissory Note with JIG for $1,600, with a term of 60 days at interest of 10% per annum and in return for 160,000 shares of common stock. The proceeds of the note were used to fund the satisfaction of a judgment entered in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

While management’s projected cash flows are forecasted not to be sufficient to meet the Company’s obligations over the next 12 months, management continues to actively pursue capital raising and refinancing efforts. Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from organic revenue growth and managing and reducing operating and overhead costs.

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

However, based upon an evaluation of the Company’s continued growth trajectory, past success in raising capital and meetings its obligations as well as its plans for raising capital discussed above, management believes that the Company is a going concern and will continue to meet its obligations for the next twelve months from the filing date of this report.

Operating activities

For the period January 1, 2017 to July 1, 2017, net cash provided by operations of $2,104 was primarily attributable changes in operating assets and liabilities totaling $1,046 and non-cash adjustments of $5,050 offset by net loss of $3,992. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $2,281, a decrease in other assets of $295, an increase in other liabilities of $191; offset by a decrease accounts payable and accrued expenses of $1,148 and an increase in prepaid expenses of $269 and other of $304. Total non-cash adjustments of $5,050 primarily includes costs related to the extinguishment of debt of $1,368, amortization of debt discounts and beneficial conversion features of $1,279, amortization of intangible assets of $1,365, stock based compensation of $1,006, depreciation of $155; offset by gain on extinguishment of debt of $79 and a gain on modification expense of $44. During the period January 1, 2017 to July 1, 2017, the Company used a portion of the proceeds from Jackson Investment Group, LLC to pay accounts payable and accrued expenses.

For the period January 3, 2016 to July 2, 2016, net cash provided by operations of $1,719 was primarily attributable non-cash adjustments of $2,900 and changes in operating assets and liabilities totaling $4,063 offset by the net loss of $5,244. Changes in operating assets and liabilities primarily relates to an increase in accounts payable and accrued expenses of $4,433, decrease in prepaid expenses of $875, increase in other long term liabilities of $413, and other of $378; offset by increase in accounts receivable of $1,609, other current assets of $338 and decrease in other current liabilities of $89. Non-cash adjustments totaling $4,063 primarily includes depreciation and amortization totaling $1,332, amortization of debt discounts and beneficial conversion features of $1,276, share based compensation totaling $620, interest paid in common stock of $109; offset by gain on settlement of debt of $485 and  modification expense of $48.

Investing activities

For the period January 1, 2017 to July 1, 2017, net cash flows used in investing activities was $1,201 which is primarily due to payments made towards earn-out agreements totaling $1,075 and purchased of property and equipment of $126.

For the period January 3, 2016 to July 2, 2016, net cash flows used in investing activities was $1,860 which is primarily due to cash posting of a surety bond of $1,405 relating to the NewCSI legal proceedings, purchase of property and equipment of $385 and payments made towards earnouts of $70.

Financing activities

For the period January 1, 2017 to July 1, 2017, net cash flows used in financing activities totaled $1,025 which is primarily due to repayments of promissory notes, convertible notes and term loans totaling $5,486, net repayments on accounts receivable financing $2,709, Series D pay off of $1,500, third-party financing costs of $938 and repayment of bonds of $50; partially offset by proceeds from term loan financing of $9,050, proceeds from promissory notes of $400 and proceeds from the At-The-Market Facility of $208.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

For the period January 3, 2016 to July 2, 2016, net cash flows provided by financing activities totaled $1,447 which is primarily due to repayment on accounts receivable financing of $1,558, repayment of promissory notes of $1,142, repayment of term loans $516, repayment of bonds $949, repayment of convertibles notes $1,386, third-party financing costs of $777; partially offset by proceeds from private placement financing $2,847, proceeds from Series D preferred stock of $2,000, proceeds from private placement of $500, proceeds from overadvance of accounts receivable financing of $1,050, proceeds from increase in term loan of $500, proceeds from convertible notes of $578 and proceeds from promissory notes of $300.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period ended July 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

NewCSI, Inc. vs. Staffing 360 Solutions, Inc.

On July 26, 2017, the Appellate Court affirmed the Court’s decision granting a judgment against the Company for $1,307. The amount of the legal fee award remains open for determination. The timing of settlement of this matter is not yet known.

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On July 11, 2017, the Court entered an order confirming the arbitrator’s award and granting judgement against the Company. In August 2017, the Company paid $1,582 in full satisfaction of this matter.

Item 1A. Risk Factors.

There have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-KT for the transition period ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2017 through July 1, 2017, we issued 7,500 shares of common stock, valued at $6, to Wayne Miiller PLLC in return for advisory services provided to our board of directors, and 15,000 shares of common stock valued at $14, to Greenridge Global for investor relations advisory services.  The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on June 15, 2017)

(incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on May 11, 2017)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on June 15, 2017)
3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.4 the Company’s Form 8-K filed with the SEC on June 15, 2017)
4.1	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on April 6, 2017)
10.1

Amended Purchase Agreement, dated April 5, 2017, by and among the Company, Jackson Investment Group LLC and certain subsidiaries of the Company

(incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2017)

10.2	Second Amendment, dated April 5, 2017, by and among the Company and Jackson Investment Group LLC (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed on April 6, 2017)
10.3

Amended Subordination Agreement, dated April 5, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and certain subsidiaries of the Company

(incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed on April 6, 2017)

10.4	Amended SPA, dated April 5, 2017, by and among the Company and the holder of the Series D Shares (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K filed on April 6, 2017)
10.5

At the Market Offering Agreement, dated May 11, 2017, by and between the Company and Joseph Gunnar & Co., LLC (incorporated by reference from Exhibit 1.1 of the Company’s Form 8-K filed on May 11, 2017)

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

Date: August 15, 2017	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: August 15, 2017	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)