Form 10-Q
period 2017-09-30
Staffing 360 Solutions, Inc.
filed 2017-11-14
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-37575

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	68-0680859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

641 Lexington Avenue, Suite 2701

New York, New York 10022

(Address of principal executive offices) (Zip Code)

(646) 507-5710

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2017, there were 19,359,988 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2017, (unaudited) and December 31, 2016	1
	Unaudited Condensed Consolidated Statements of Operations for the period July 2, 2017 to September 30, 2017, for the period July 3, 2016 to October 1, 2016, for the period January 1, 2017 to September 30, 2017, and for the period January 3, 2016 to October 1, 2016	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the period July 2, 2017 to September 30, 2017, for the period July 3, 2016 to October 1, 2016, for the period January 1, 2017 to September 30, 2017, and for the period January 3, 2016 to October 1, 2016	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3	Defaults Upon Senior Securities	34
Item 4	Mine Safety Disclosures	34
Item 5	Other Information	34
Item 6	Exhibits	35

Signatures		36

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,380	$650
Accounts receivable, net	33,797	22,274
Prepaid expenses and other current assets	1,174	613
Total Current Assets	40,351	23,537

Property and equipment, net	1,241	919
Identifiable intangible assets, net	16,199	9,149
Goodwill	33,362	15,779
Other assets	2,972	4,573
Total Assets	$94,125	$53,957
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$22,151	$18,110
Current portion of debt, net	367	3,639
Accounts receivable financing	23,076	15,605
Other current liabilities	1,247	1,274
Total Current Liabilities	46,841	38,628

Term loan - related party, net	36,574	—
Long-term debt, net	—	3,997
Other long-term liabilities	6,615	3,054
Total Liabilities	90,030	45,679

Commitments and contingencies	—	—
Series D Preferred Stock, 5,000 shares designated, $10,000 stated value, 0 and 93 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	—	612

Stockholders' Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, 1,663,008 shares designated, $10.00 stated value, 1,663,008 shares issued and outstanding, as of September 30, 2017 and December 31, 2016	—	—
Series B Preferred Stock, 200,000 shares designated, $10.00 stated value, 0 shares issued and outstanding, as of September 30, 2017 and December 31, 2016	—	—
Series C Preferred Stock, 2,000,000 shares designated, $1.00 stated value, 0 shares issued and outstanding, as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value, 40,000,000 and 20,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 19,188,820 and 9,139,795 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	60,784	54,658
Accumulated other comprehensive income	662	855
Accumulated deficit	(57,351)	(47,847)
Total Stockholders' Equity	4,095	7,666
Total Liabilities, Mezzanine Equity and Stockholders' Equity	$94,125	$53,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	July 2, 2017 to September 30, 2017	July 3, 2016 to October 1, 2016	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
Revenue	$50,345	$45,950	$133,174	$135,423

Cost of Revenue, Excluding Depreciation and Amortization Stated Below	40,768	37,545	108,347	111,802

Gross Profit	9,577	8,405	24,827	23,621

Operating Expenses:
Selling, general and administrative expenses, excluding depreciation and amortization stated below	9,140	7,795	23,105	24,102
Depreciation and amortization	790	727	2,310	2,059
Total Operating Expenses	9,930	8,522	25,415	26,161

Loss From Operations	(353)	(117)	(588)	(2,540)

Other Expenses:
Interest expense	(761)	(615)	(1,843)	(2,007)
Amortization of beneficial conversion feature	—	(183)	(184)	(550)
Amortization of debt discount and deferred financing costs	(1,213)	(401)	(2,387)	(1,310)
Loss on extinguishment of debt, net	(2,819)	—	(4,108)	—
Gain on settlement of warrants	—	—	—	485
Other expense	(10)	(35)	(31)	(38)
Total Other Expenses	(4,803)	(1,234)	(8,553)	(3,420)

Loss Before Provision for Income Tax	(5,156)	(1,351)	(9,141)	(5,960)

(Provision for) benefit from income taxes	(206)	375	(213)	(260)

Net Loss	(5,362)	(976)	(9,354)	(6,220)

Net income attributable to non-controlling interest	—	—	—	37

Net Loss Before Preferred Share Dividends	(5,362)	(976)	(9,354)	(6,257)

Dividends - Series A preferred stock - related party	(50)	(50)	(150)	(150)

Net Loss Attributable to Common Stock	$(5,412)	$(1,026)	$(9,504)	$(6,407)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.33)	$(0.13)	$(0.65)	$(1.01)
Net Loss Attributable to Common Stock	$(0.34)	$(0.13)	$(0.66)	$(1.04)
Weighted Average Shares Outstanding – Basic and Diluted	16,030,315	7,647,407	14,340,445	6,183,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	July 2, 2017 to September 30, 2017	July 3, 2016 to October 1, 2016	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
Net Loss	$(5,362)	$(976)	$(9,354)	$(6,220)

Other Comprehensive Income (loss)
Foreign exchange translation adjustment	965	169	(193)	484
Comprehensive Loss	(4,397)	(807)	(9,547)	(5,736)
Comprehensive income attributable to non-controlling interest	—	—	—	37
Comprehensive Loss attributable to common stock	$(4,397)	$(807)	$(9,547)	$(5,773)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,354)	$(6,220)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	250	132
Amortization of identifiable intangible assets	2,060	1,927
Amortization of debt discount, deferred financing and beneficial conversion feature	2,571	1,860
Loss on extinguishment of debt, net	4,108	—
Gain on settlement of warrants	—	(485)
Stock based compensation	1,689	668
Interest paid in stock	—	109
Other	(149)	54
Changes in operating assets and liabilities:
Accounts receivable	(2,907)	(1,099)
Prepaid expenses and other current assets	(552)	156
Other assets	196	(828)
Accounts payable and accrued expenses	16	4,460
Other current liabilities	(807)	(632)
Other long-term liabilities	285	357
Other	(193)	328
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,787)	787

CASH FLOWS FROM INVESTING ACTIVITIES:
Posting of surety bond	—	(1,405)
Cash paid for acquisition of businesses, net of cash acquired	(20,817)	(101)
Payments made for earn-outs	(1,094)	(104)
Purchase of property and equipment	(169)	(245)
NET CASH USED IN FROM INVESTING ACTIVITIES	(22,080)	(1,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	400	578
Repayment of convertible notes	(6,635)	(1,589)
Proceeds from promissory notes	—	700
Repayment of promissory notes	(441)	(1,506)
Proceeds from term loan	51,165	783
Repayments of term loan	(14,976)	(629)
Repayment of bonds	(50)	(949)
Proceeds from (repayments on) accounts receivable financing, net	5,242	(1,575)
Proceeds from overadvance of accounts receivable financing	—	1,050
Proceeds from private placement	—	3,347
Proceeds from Series D Preferred Stock	—	2,000
Repayment of Series D Preferred Stock	(1,500)	—
Dividends paid to related parties	(515)	—
Proceeds from At-The-Market Facility	208	—
Third party financing costs	(3,299)	(777)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,599	1,433

NET INCREASE IN CASH	4,732	365

Effect of exchange rates on cash	(2)	—

Cash - Beginning of period	650	991

Cash - End of period	$5,380	$1,356

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the transition period ended December 31, 2016 and for the years ended May 31, 2016 and 2015, which are included in the Company’s December 31, 2016 Form 10-KT, as amended, filed with the United States Securities and Exchange Commission on April 12, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended September 30, 2017 are not necessarily indicative of results for the entire year ending December 30, 2017.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. On September 15, 2017, the Company completed financing of a $40,000 term loan with Jackson Investment Group, LLC, which among other outcomes, significantly alters the Company’s debt service obligations prospectively. The Company believes it can meet its obligations in the next 12 months from the date these financial statements are issued.

Acquisitions

On September 15, 2017, Staffing 360 Georgia, LLC (“Staffing Georgia”), a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Firstpro Inc. (“FPI”), Firstpro Georgia, LLC (“FPL”), and certain individuals, pursuant to which the FPI and FPL sold substantially all of their assets to Staffing Georgia (“Firstpro Acquisition”). The purchase price in connection with the Staffing Georgia, was $8,000, of which, (a) $4,500 was paid at closing, (b) $825 is payable in quarterly installments of $75 beginning on October 1, 2017, and (c) $2,675 is payable annually in three equal installments beginning on September 15, 2018.

On September 15, 2017, the Company and Longbridge Recruitment 360 Limited (“Longbridge”), a wholly-owned subsidiary of the Company, entered into an agreement (“Share Purchase Agreement”) with the holders of share capital of CBS Butler Holdings Limited (“CBS Butler”) and an agreement (“Option Purchase Agreement”) with the holders of outstanding options of CBS Butler, pursuant to which the holders of the share capital of CBS Butler and holders of outstanding options of CBS Butler sold all of their shares and options of CBS Butler to Longbridge (the “CBS Butler Acquisition”), in exchange for (i) an aggregate cash payment of £13,810, (ii) an aggregate of 500,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £4,214 (the final amount to be calculated and paid pursuant to the Share Purchase Agreement, payable in December 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement.

To finance the above transactions, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”) on September 15, 2017. The Company, as borrower, and certain domestic subsidiaries of the Company, as guarantors, entered into an amended and restated note purchase agreement with Jackson, as lender (the “A&R Note Purchase Agreement”), pursuant to which Jackson made a senior debt investment of $40,000 in the Company in exchange for a senior secured note in the principal amount of

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

$40,000 (the “Jackson Note”). The proceeds of the sale of the secured note were used to (i) repay the existing subordinated notes previously issued to Jackson in the aggregate principal amount of $11,165, (ii) to fund the upfront cash portion of the purchase price consideration of the Firstpro Acquisition and the CBS Butler Acquisition, (iii) to repay substantially all other outstanding indebtedness of the Company and (iv) general working capital purposes. The maturity date for the Jackson Note is September 15, 2020.  The Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder. The Company may prepay the amounts due on the Jackson Note in whole or in part from time to time, without penalty or premium, subject to the conditions set forth in the A&R Note Purchase Agreement, and such prepayments, depending on the timing of the prepayments, may result in a discount on the principal amount to be prepaid as set forth in the A&R Note Purchase Agreement.

The Company paid a closing fee of $1,000 in connection with its entry into the A&R Note Purchase Agreement and agreed to issue 2,250,000 shares of the Company’s common stock as a closing commitment fee.  These shares are subject to registration rights in favor of Jackson and will be included in a new resale registration statement which must be filed by the Company not later than October 30, 2017.

The Jackson Note resulted in the extinguishment of the old notes of $11,165 and recording of the new debt of $40,000 and debt issue costs $3,426. The Company recorded a $2,819 loss upon extinguishment.

Change of Year End

On February 28, 2017, the Board of Directors of the Company (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53 week year ending on the Saturday closest to the 31st of December. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. In a 53 week fiscal year, one quarter will consist of 14 weeks. On April 12, 2017, the Company filed a transition report on Form 10-KT, as amended, covering the transition period June 1, 2016 through December 31, 2016. Annual reports on Form 10-K covering 52-53 week years will be filed thereafter. This filing includes comparative unaudited condensed consolidated financial statements for the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016.

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

The Company has reclassified the Midcap Additional Term Loan from Long-term debt to Other long-term liabilities, as this represents  the long term portion of funds received from the accounts receivable financing facility. These reclassifications had no impact on reported results of operations. The Company paid the Midcap Additional Term Loan in full on September 18, 2017.

Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements. The effective income tax rate from continuing operations for the period July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016 was 4% and (37.6)%, respectively. The effective income tax rate from continuing operations for the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, was 2.3% and 4.3%, respectively.

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

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our earnings (loss) per share is computed using the two-class method. For the period ended September 30, 2017 and October 1, 2016, pursuant to the two-class method, as a result of the net loss, losses were not allocated to the participating securities.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2017 and October 1, 2016 have been excluded from the per share computations, since their inclusion would be anti-dilutive:

	September 30,	October 1,
	2017	2016
Convertible bonds - Series B	—	5,777
Convertible promissory notes	—	2,141,077
Convertible preferred shares	216,191	592,191
Warrants	4,661,167	83,764
Long term incentive plan (LTIP)	1,085,602	1,002,265
Options	627,300	320,500
Total	6,590,260	4,145,574

As of October 1, 2016, convertible preferred shares include the Company’s Series D Preferred Stock which contained both a fixed and variable conversion feature that fluctuated with the Company’s stock price. In addition, other restrictions prevented the holders from converting all of the Series D Preferred Stock at the same time. As a result, it was difficult to estimate the exact amount of shares of common stock the Series D Preferred Stock could be converted into at any time. As a result, only the fixed portion of the conversion features were included in the amounts above. In April 2017, the Company redeemed the remaining 62 shares of Series D Preferred Stock and terminated all future conversion rights, for $1,500 in cash and 300,000 shares of common stock.

NOTE 4 – ACCOUNTS RECEIVABLE BASED FINANCING FACILITIES

On September 15, 2017, the Company entered into an amendment with Midcap Financial Trust, pertaining to its accounts receivable based lending facility. The amendment maintains a total facility of $25,000, with an accordion for an additional $25,000, and interest of LIBOR plus 400 basis points with a LIBOR floor of 100 basis points. The amendment also provides for incremental borrowing against the Company’s unbilled receivables up to 85%, with a borrowing cap of $1,300, of such eligible receivables. In conjunction with closing of the Jackson Note, the Midcap Additional Term Loan was repaid in full.

In conjunction with the closing of the Jackson Note, the Company’s accounts receivable based lending facility with Sterling National Bank was closed.

CBS Butler

CBS Butler has a revolving accounts receivable financing arrangement with HSBC Invoice Finance (UK) Ltd “HSBC”. The facility, whose maximum capacity is £8,500, had an original expiration of January 2011, provides for termination by either party with 90 days notice. Under the arrangement, CBS Butler may sell eligible short-term trade receivables HSBC in exchange for cash and a subordinated interest. Upon sale, the Company receives cash equal to approximately 90% (varies slightly by geographical location of the receivable) of the value of the sold receivables. The Company continues to service the receivables sold in exchange for a fee. At September 30, 2017, the outstanding principal amount of receivables sold under this facility amounted to £5,486, which is carried as a liability on the balance sheet in Accounts receivable financing.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 5 – DEBT

	September 30,	December 31,
	2017	2016
Bonds:
Bonds - Series B	$—	$50

Convertible Notes:
Non-interest Bearing Convertible Note (January 6, 2016)	—	359
Non-interest Bearing Convertible Note (September 10, 2016)	—	477
8% Convertible Note (July 8, 2015)	—	1,960
8% Convertible Note (February 8, 2016)	—	728
Lighthouse- Seller Note #1	—	1,874
Lighthouse - Seller Note #2	—	234

Promissory Notes:
Staffing (UK) - Seller Note	—	112
PeopleServe - Seller Note	—	329

Term Loans:
Jackson Investment Group - related party	40,000	—
Midcap Financial Trust	—	2,025
ABN AMRO	377	694
Sterling National Bank	—	168

Less Debt Discount and Deferred Financing Costs	(3,436)	(1,374)

Total Debt	36,941	7,636

Less: Current Portion, Net	(367)	(3,639)

Total Long-Term Debt, Net	$36,574	$3,997

Series B Bonds

In April 2017, these bonds were paid in full. During the period ended July 2, 2016, the Company paid $689 in principal.

Non-interest Bearing Convertible Note (January 6, 2016)

This note was paid in full in January 2017.

Non-interest Bearing Convertible Note (September 10, 2016)

On September 10, 2016, the Company entered into a non interest bearing convertible note for $477, whereby the Company received cash of $400. This note was due to mature in March 2017. In March 2017, the Company extended the note to September 2017 with a new maturity value of $565. The Company paid this in full on September 18, 2017.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Non-interest Bearing Convertible Note (April 11, 2017)

On April 11, 2017, the Company entered into a non-interest bearing convertible note for $477, whereby the Company received cash of $400, maturing in October 2017. The Company paid this in full on September 18, 2017.

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

During the period ended October 1, 2016, the Company paid $980 in principal on the 8% Convertible Note (July 8, 2015) note.

Lighthouse Seller Note #1

During the period July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company paid $1,624 and $125 in principal, respectively. During the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company paid $1,874 and $375 in principal, respectively.  The Company paid this in full on September 18, 2017.

Lighthouse Seller Note #2

During the period July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company paid $78 and $78 in principal, respectively. During the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company paid $234 and $234, respectively.

Staffing (UK) – Sellers Note

The Company paid this note in full in January 2017.

PeopleSERVE – Sellers Note

During the period from July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company paid $0 and $197 in principal, respectively. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company paid $329 and $592 in principal, respectively.

Jackson Investment Group Term Loan Note #1

On January 26, 2017, the Company entered into a note and warrant purchase agreement with Jackson for $7,400. Under the terms of this agreement, the Company issued to Jackson 1,650,000 shares of common stock and a warrant to purchase up to 3,150,000 shares of common stock at an initial exercise price of $1.35 per share (the “Warrant”). The note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of July 25, 2018. No interest or principal is payable until maturity. At any time during the term of the note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The note’s principal is not convertible into shares of common stock; however 50% of the accrued interest on the note may be converted into shares of common stock, at the sole election of Jackson at maturity or upon prepayment by the Company, at a conversion price equal to $2.00 per share. On March 14, 2017, the Company and Jackson amended the warrant to include a blocker preventing Jackson from owning more than 19.99% of the Company’s shares outstanding as of January 26, 2017, until such ownership is approved by the shareholders consistent with Nasdaq Rule 5635(b). On June 15, 2017, our stockholders approved the issuance of shares of the Company’s common stock under the warrant to Jackson that may result in Jackson owning in excess of 19.99% of the Company’s outstanding shares.

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

The Company paid this note in full on September 18, 2017 and entered in a new note with Jackson (refer to “Jackson Note”).

Jackson Investment Group Term Loan Note #2

On April 5, 2017, the Company amended the note and warrant purchase agreement with Jackson and entered into a second subordinated secured note with Jackson for $1,650. Under the terms of this amended agreement, the Company issued to Jackson 296,984 shares of common stock, with an additional 370,921 shares of common stock that was issued after obtaining shareholder approval for issuance of shares to Jackson in excess of the 19.99% limit in June 2017. Also on April 5, 2017, the Company amended the Warrant to allow Jackson to purchase up to an additional 825,463 shares of common stock, modified the initial exercise price of the Warrant to $1.00 per share and modified the conversion price of accrued interest on the note issued to Jackson in January 2017 to $1.50. The Warrant was also amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable on the second note until maturity. At any time during the term of the second note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note can be converted into shares of common stock, at the sole election of Jackson at maturity or in the event of a prepayment by the Company, at a conversion price equal to $1.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock.

The Company paid this note in full on September 18, 2017 and entered into a new note with Jackson (refer to “Jackson Note – Related Party”)

Jackson Investment Group Term Loan Note #3

In August 2017, the Company entered into a promissory note with Jackson for $1,600, with a term of 60 days at interest of 10% per annum and in return for 160,000 shares of common stock. The proceeds of the note were used to fund the satisfaction of a judgment entered in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

The Company paid this in full on September 18, 2017 and entered into a new note with Jackson (refer to “Jackson Note”).

Jackson Investment Group Term Loan Note #4

On September 1, 2017, the Company into a promissory note with Jackson for $515, with a term of 31 days at interest of 12% per annum. The proceeds of the note were used to fund other debt obligations. The Company paid this in full on September 18, 2017 and entered into a new note with Jackson (refer to “Jackson Note”).

Jackson Note – Related Party

On September 15, 2017, the Company entered into a $40,000 note agreement with Jackson (refer to Note 2 above). The proceeds of the sale of the secured note will used to repay the existing subordinated notes previously issued to Jackson pursuant to the existing note purchase agreement in the aggregate principal amount of $11,165 and to fund a portion of the purchase price consideration of the Firstpro Acquisition and the CBS Butler Acquisition and repay certain other outstanding indebtedness of the Company. The maturity date for the amounts due under the Jackson Note is September 15, 2020.  The Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company paid a closing fee of $1,000 in connection with its entry into the A&R Note Purchase Agreement and agreed to issue 2,250,000 shares of the Company’s common stock as a closing commitment fee.  These shares are subject to registration rights in favor of Jackson and will be included in a new resale registration statement which must be filed by the Company not later than October 30, 2017. The Jackson Note resulted in the extinguishment of the old notes of $11,165 and recording of the new debt of $40,000 and debt issue costs $3,426. The Company recorded an initial $2,819 loss upon extinguishment. The Company has estimated that the $11,165 of notes extinguished were replaced by $11,165 which equals its fair value. The Company intends to perform a more thorough analysis of the fair value of the new debt which may result in an adjustment to the loss on extinguishment.

Immediately prior to closing the Jackson Note, Jackson owned 2,633,482 shares of common stock and 4,527,537 warrants.

Midcap Financial Trust – Term Loan

During the period July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company paid $1,425 and $113 in principal, respectively. During the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company paid $2,025 and $238 in principal, respectively. The Company paid this note in full on September 18, 2017 with the funding received from the Jackson Note. The Company wrote off $533 in deferred financing costs associated with the settlement of this term loan.

ABN AMRO Term Loan

During the period July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company paid $119 and $131 in principal, respectively. During the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company paid $356 and $391 in principal, respectively. On March 29, 2017, Longbridge Recruitment 360 Limited and The JM Group each received a reservation of rights letter from ABN AMRO bank with respect to technical noncompliance with certain financial covenants contained in their financing documents with the bank. There was no financial impact of receiving this letter. During the period from January 3, 2016 to October 1, 2016, the Company borrowed an additional £219. Since payments on this term loan are denominated GBP, the Company is subject to foreign exchange changes.

Sterling National Bank Promissory Note

During the period ended July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company paid $70 and $44 in principal, respectively. During the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company paid $168 and $126 in principal, respectively. The Company paid this note in full on September 18, 2017 with the funding received from the Jackson Note.

NOTE 6 – EQUITY

Common Stock

The Company issued 10,049,025 shares of common stock during the period ended September 30, 2017 as summarized below:

Shares issued to/for:	Number of common shares issued	Fair Value of shares issued	Fair Value at Issuance (per share)
Conversion of Series D Preferred Stock	1,973,000	$1,265	$0.56	$0.76
Jackson Investment Group	4,727,905	2,580	0.55	0.74
Employees	1,691,200	1,136	0.55	0.94
Extension of convertible notes	600,000	498	0.83	0.83
CBS Butler Acquisition	500,000	430	0.86	0.86
Board and Committee members	224,500	182	0.62	0.94
At-the-Market Facility	309,920	208	0.63	0.70
Consultants	22,500	20	0.70	0.94
	10,049,025	$6,319

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The difference between the fair value of shares issued and the change in Additional Paid-In Capital during the period results from the accounting for conversions of Series D Preferred Stock which uses a historical value versus the fair value of common stock issued on the date of conversion.

As of December 31, 2016, the Company’s authorized common stock consists of 20,000,000 shares having par value of $0.00001. Effective January 26, 2017, after obtaining shareholder approval, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares. The Company had issued and outstanding 19,188,820 and 9,139,795 shares of common stock as of September 30, 2017 and December 31, 2016, respectively.

In May 2017, using its effective shelf registration on Form S-3 (No. 333-208910), the Company entered into an at-the-market offering (“ATM”) agreement with Joseph Gunnar & Co., LLC to establish an at-the-market equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $3 million of the Company’s common stock at prevailing market prices from time to time. As of the date these unaudited condensed consolidated financial statements are issued, the Company had sold 309,920 shares of common stock under this program at a value of $208. In October 2017, the Company had sold 139,168 shares of common stock under this program at a value of $117.

Convertible Preferred Shares

Series A Preferred Stock – Related Party

In the quarter ended September 30, 2017, the Company paid $515 in dividends to its Series A preferred stock holders.

Series D Preferred Stock

During the period ended September 30, 2017, holders converted 31 shares of Series D Preferred Stock to 1,673,000 shares of common stock. On April 5, 2017, the Company entered into an agreement with holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 300,000 shares of common stock. The Company recorded a gain of $79 on Series D Preferred Stock extinguishment.

	Shares	Balance
Face Value	211	$2,110
Original Issue Discount	—	(110)
Beneficial Conversion Feature	—	(615)
Conversions	(118)	(773)
Balance, Net at December 31, 2016	93	612
Conversions	(31)	(205)
Redemption	(62)	(1,500)
Fair value of shares issued on redemption	—	(217)
Paid in capital	—	1,389
Gain on settlement	—	(79)
Ending Balance, Net at September 30, 2017	—	$—

Warrants

On January 26, 2017, the Company issued the Warrant to Jackson which entitled Jackson to purchase up to 3,150,000 shares of common stock at an initial exercise price of $1.35 per share (subject to adjustment). The Warrant is exercisable beginning on July 25, 2017 for a term of four and a half (4.5) years thereafter. The exercise price is subject to anti-dilution protection, including protection in circumstances where common stock is issued pursuant to the terms of certain existing convertible securities, provided that the exercise price shall not be adjusted below a price that is less than the consolidated closing bid price of the common stock.

On April 5, 2017, the Company amended the Warrant and entered into a second subordinated secured note with Jackson for $1,650. Under the terms of the amended Warrant, Jackson may purchase up to an additional 1,377,537 shares of common stock at $1.00 per share. The Warrant was amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein, and to adjust the initial exercise price to $1.00 per share. The modification cost associated with this change was $91.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On September 15, 2017, the Company issued 100,000 three-year cashless warrants with an exercise price of $1.00 valued at $28.

Transactions involving the Company’s warrant issuances are summarized as follows:

	Number of shares	Weighted Average Price Per Share
Outstanding at December 31, 2016	33,630	$19.52
Issued	4,627,537	1.00
Exercised	—	—
Expired or cancelled	—	—
Outstanding at September 30, 2017	4,661,167	$1.13

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

During the period ended September 30, 2017 and October 1, 2016, the Company recorded share based payment expense of $251 and $270, respectively, in connection with all options outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of Control Solutions International, Inc. (“CSI”), the purchase price includes monthly cash payments to the former owners and shareholders of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During the period ended September 30, 2017 and October 1, 2016, the Company paid $68 and $104, respectively, towards the earn-out liability. This accrual is related to the matter of NewCSI, Inc. vs. Staffing 360 Solutions, Inc. below. Under the settlement agreement, the Company will continue to pay earnout through to the end of December 2017.

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

On October 21, 2015, judgment was entered in this action in favor of NewCSI and against the Company in the amount of $1,307, plus pre-judgment interest, post-judgment interest, and costs. On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit (“Appellate Court”) seeking reversal of the judgment and posted a supersedeas bond to stay the execution of the judgment pending appeal. On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal. As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal. On November 3, 2016, oral arguments for the appeal were heard and on July 26, 2017, the Appellate Court affirmed the trial Court’s decision. On August 29, 2017 the surety company released the supersedeas bond to the New CSI shareholders’ counsel, which was amount was approximately $5 less than the judgment amount with accumulated interest. Payment of this remaining balance has been made subsequent to period end. The amount of the legal fee award remains open for determination.

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

NOTE 8 – SEGMENTS

The Company’s operating segments, which are consistent with its reportable segments, are organized by geography in accordance with its internal management and reporting structure.

For the period ended September 30, 2017 and October 1, 2016, the Company generated revenue and gross profit by segment as follows:

	July 2, 2017 to September 30, 2017	July 3, 2016 to October 1, 2016	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
United States	$37,830	$38,845	$107,441	$112,557
United Kingdom	12,452	7,074	25,634	22,790
Canada	63	31	99	76
Total Revenue	$50,345	$45,950	$133,174	$135,423

United States	$7,033	$6,815	$19,441	$18,842
United Kingdom	2,523	1,581	5,352	4,744
Canada	21	9	34	35
Total Gross Profit	$9,577	$8,405	$24,827	$23,621

Selling, general and administrative expenses, excluding depreciation and amortization stated below	$(9,140)	$(7,795)	$(23,105)	$(24,102)
Depreciation and amortization	(790)	(727)	(2,310)	(2,059)
Interest expense	(761)	(615)	(1,843)	(2,007)
Amortization of beneficial conversion feature	—	(183)	(184)	(550)
Amortization of debt discount and deferred financing costs	(1,213)	(401)	(2,387)	(1,310)
Loss on extinguishment of debt, net	(2,819)	—	(4,108)	—
Gain on settlement of warrants	—	—	-	485
Other income (expense)	(10)	(35)	(31)	(38)
Loss Before Provision for Income Tax	$(5,156)	$(1,351)	$(9,141)	$(5,960)

As of September 30, 2017, and December 31, 2016, the Company has assets in the U.S., the U.K. and Canada as follows:

	September 30,	December 31,
	2017	2016
United States	$60,795	$44,990
United Kingdom	33,261	8,936
Canada	69	31
Total Assets	$94,125	$53,957

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 9 - ACQUISITIONS

Based upon a preliminary valuation, the Company recorded the following identifiable intangible assets in connection with the acquisition of FirstPro and CBS Butler:

	CBS Butler	FirstPro
Goodwill	$14,565	$4,531

Intangible assets
Tradenames	$1,123	$35
Non-compete	150	193
Customer Relationships	4,473	3,136
	$5,746	$3,364

In connection with the acquisition of CBS Butler and FirstPro, the Company identified recognized intangible assets of $5,746 and $3,364, respectively, representing trade names, customer relationships, and non-compete agreements. These assets are being amortized on a straight line basis over their weighted average estimated useful life of 10 years. The Company acquired a total of $8,527 in receivables and fair value of these receivables equals the contract value.

The following unaudited pro forma consolidated results of operation have been prepared, as if the acquisition of FirstPro and CBS Butler had occurred as of January 1, 2016:

	July 2, 2017 to September 30, 2017	July 3, 2016 to October 1, 2016	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
Revenues	$63,854	$66,945	$184,995	$201,611
Net loss from continuing operations	(5,323)	(1,248)	(10,048)	(7,532)

The Company recorded $6,768 in revenues that came from the acquisitions completed during the quarter. The Company recorded a total of $384 in third party expenses associated with consummating the two acquisitions, which are included in Selling, general and administrative expenses, excluding depreciation and amortization stated below on the Condensed Consolidated Statement of Operations.

NOTE 10 – OTHER RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

Board and Committee Members

During the period from July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company incurred $19 and $13, respectively, in board of director fees to Dimitri Villard. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company incurred $50 and $38, respectively, in board of director fees to Dimitri Villard. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, Mr. Villard also received 8,500 and 6,000 shares of common stock valued at $6 and $15, respectively for his services as a board and committee member. During the period ended September 30, 2017, Mr. Villard received 66,000 shares valued at $54 as a bonus. The Company has $0 in accrued in accounts payable and accrued expenses – related parties account, as of September 30, 2017.

During the period from July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company incurred $19 and $13, respectively, in board of director fees to Jeff Grout. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company incurred $50 and $38, respectively, in board of director fees to Jeff Grout. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, Mr. Grout also received 8,500 and 6,000 shares of common stock valued at $6 and $15, respectively, for his service as a board and committee member. Mr. Grout also received 66,000 shares valued at $54 as a bonus during the period ended September 30, 2017. The Company has $0 balance in accrued in accounts payable and accrued expenses – related parties account as of September 30, 2017.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

During the period from July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company incurred $19 and $13, respectively, in board of director fees to Nick Florio. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company incurred $50 and $38, respectively, in board of director fees to Nick Florio. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, Mr. Florio also received 9,500 and 5,000 shares of common stock valued at $7 and $12, respectively for his services as a board and committee member. In addition, during the period ended September 30, 2017, Mr. Florio received 66,000 shares valued at $54 as a bonus. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP.  The Company has $0 balance in accrued in accounts payable and accrued expenses – related parties account as of September 30, 2017.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
Cash paid for:
Interest	$1,827	$1,559
Income taxes	140	132

Non Cash Investing and Financing Activities:
Shares issued in connection with convertible note	$498	$—
Shares issued in connection with Jackson term loan	2,580	—
Warrants issued in connection with Jackson term loan	1,760	—
Shares issued in connection with Series D payoff	217	—
Shares issued in connection with CBS Butler acquisition	430	—
Conversion of a convertible note payable	—	(1,066)
Shares issued in connection with convertible notes	—	315
Shares issued in connection with promissory notes	—	65

NOTE 12 – SUBSEQUENT EVENTS

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

Business Model, Operating History and Acquisitions

Our business plan is to expand and grow through acquisition, which may require additional financing, while continuing to supplement this with organic growth. The Company generated revenue of $109.4 million, $165.6 million, $128.8 million and $41.2 million for the transition period ended December 31, 2016 (“Transition Period”) and fiscal years ended May 31, 2016, 2015 and 2014, respectively. This growth has been achieved primarily through acquisitions, while operations continued to grow organically 11.1% during the Transition Period and, on average, grew 8.8% between the fiscal years ended May 31, 2014 and 2016. Through September 30, 2017, revenue has declined 1.7% as compared to the year to date ended October 1, 2016.

As part of our consolidation model, we pursue staffing companies supporting primarily the Professional and Light Industrial Sectors. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets.

On September 15, 2017, Staffing 360 Georgia, LLC (“Staffing Georgia”), a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Firstpro Inc. (“FPI”), Firstpro Georgia, LLC (“FPL”), and certain individuals, pursuant to which the FPI and FPL sold substantially all of their assets to Staffing Georgia (“Firstpro Acquisition”). The purchase price in connection with the Staffing Georgia, was $8,000, of which, (a) $4,500 was paid at closing, (b) $825 is payable in quarterly installments of $75 beginning on October 1, 2017, and (c) $2,675 is payable annually in three equal installments beginning on September 15, 2018.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

On September 15, 2017, the Company and Longbridge Recruitment 360 Limited (“Longbridge”), a wholly-owned subsidiary of the Company, entered into an agreement (“Share Purchase Agreement”) with the holders of share capital of CBS Butler Holdings Limited (“CBS Butler”) and an agreement (“Option Purchase Agreement”) with the holders of outstanding options of CBS Butler, pursuant to which the holders of the share capital of CBS Butler and holders of outstanding options of CBS Butler sold all of their shares and options of CBS Butler to Longbridge (the “CBS Butler Acquisition”), in exchange for (i) an aggregate cash payment of £13,810, (ii) an aggregate of 500,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £4,214 (the final amount to be calculated and paid pursuant to the Share Purchase Agreement, payable in December 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement.

To finance the above transactions, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”) on September 15, 2017. The Company, as borrower, and certain domestic subsidiaries of the Company, as guarantors, entered into an amended and restated note purchase agreement with Jackson, as lender (the “A&R Note Purchase Agreement”), pursuant to which Jackson made a senior debt investment of $40,000 in the Company in exchange for a senior secured note in the principal amount of $40,000 (the “Jackson Note”). The proceeds of the sale of the secured note were used to (i) repay the existing subordinated notes previously issued to Jackson in the aggregate principal amount of $11,165, (ii) to fund the upfront cash portion of the purchase price consideration of the Firstpro Acquisition and the CBS Butler Acquisition, (iii) to repay almost all other outstanding indebtedness of the Company and (iv) general working capital purposes. The maturity date of the Jackson Note is September 15, 2020.  The Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder. The Company may prepay the amounts due on the Jackson Note in whole or in part from time to time, without penalty or premium, subject to the conditions set forth in the A&R Note Purchase Agreement, and such prepayments, depending on the timing of the prepayments, may result in a discount on the principal amount to be prepaid as set forth in the A&R Note Purchase Agreement.

The Company paid a closing fee of $1,000 in connection with its entry into the A&R Note Purchase Agreement and agreed to issue 2,250,000 shares of the Company’s common stock as a closing commitment fee.  These shares are subject to registration rights in favor of Jackson and will be included in a new resale registration statement.

The Jackson Note resulted in the extinguishment of the old notes of $11,165 and recording of the new debt of $40,000 and debt issue costs of $3,426. The Company recorded a $2,819 loss upon extinguishment.

For the period July 2, 2017 to September 30, 2017 as compared to the period July 3, 2016 to October 1, 2016

	July 2, 2017 to September 30, 2017	% of Revenue	July 3, 2016 to October 1, 2016	% of Revenue	Growth
Revenue	$50,345	100.0%	$45,950	100.0%	9.6%
Direct cost of revenue	40,768	81.0%	37,545	81.7%	8.6%
Gross profit	9,577	19.0%	8,405	18.3%	13.9%
Operating expenses	9,930	19.7%	8,522	18.5%	16.5%
Loss from operations	(353)	(0.7)%	(117)	(0.3)%	201.7%
Other expenses	(4,803)	(9.5)%	(1,234)	(2.7)%	289.2%
(Provision) benefit for income taxes	(206)	(0.4)%	375	0.8%	(154.9)%
Net loss	$(5,362)	(10.7)%	$(976)	(2.1)%	449.4%

Revenue

For the period July 2, 2017 to September 30, 2017, revenue grew 9.6% to $50,345 as compared to $45,950 for the period July 3, 2016 to October 1, 2016. Of that growth, $6,768 came from the acquisitions completed during the quarter, partially offset by an organic decline of $2,379 primarily from exiting lower margin revenue. Foreign currency translation impact was not material.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workman’s compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the period July 2, 2017 to September 30, 2017 and the period July 3, 2016 to October 1, 2016, direct cost of revenue was $40,768 and $37,545, respectively, or an increase of 8.6%, compared to an increase in revenue of 9.6%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Gross profit for the period July 2, 2017 to September 30, 2017 and the period July 3, 2016 to October 1, 2016 was $9,577 and $8,405, respectively, representing gross margin of 19.0% and 18.3% for each period, respectively. The increase in margin is primarily attributable to stronger margins in the Light Industrial segment, higher margin revenue from the businesses acquired during the quarter, as well as lower workmans’ compensation insurance.

Operating expenses

For the period July 2, 2017 to September 30, 2017, operating expenses amounted to $9,930 as compared to $8,522 for the period July 3, 2016 to October 1, 2016, an increase of 16.5%.  As a percentage of revenue, operating expenses increased from 18.5% of revenue to 19.7% of revenue, mainly due to the inclusion of the two acquired businesses for a portion of the quarter, transaction-related costs of completing the acquisitions and an increase in non-cash compensation expense.

Other Expenses

For the periods July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, Other Expenses primarily includes interest and financing expense of $4,793 (of which $2,819 relates to a Loss on extinguishment of debt and $588 for write off of deferred financing fees, both relating to the re-financing and retirement of notes) and $1,199, respectively.

For the period January 1, 2017 to September 30, 2017 as compared to the period January 3, 2016 to October 1, 2016

	January 1, 2017 to September 30, 2017	% of Revenue	January 3, 2016 to October 1, 2016	% of Revenue	Growth
Revenue	$133,174	100.0%	$135,423	100.0%	(1.7)%
Direct cost of revenue	108,347	81.4%	111,802	82.6%	(3.1)%
Gross profit	24,827	18.6%	23,621	17.4%	5.1%
Operating expenses	25,415	19.1%	26,161	19.3%	(2.9)%
Loss from operations	(588)	(0.4)%	(2,540)	(1.9)%	(76.9)%
Other expenses	(8,553)	(6.4)%	(3,420)	(2.5)%	150.1%
(Provision) benefit for income taxes	(213)	(0.2)%	(260)	(0.2)%	(18.1)%
Net loss	$(9,354)	(7.0)%	$(6,220)	(4.6)%	50.4%

Revenue

For the period January 1, 2017 to September 30, 2017, revenue fell 1.7% to $133,174 as compared to $135,423 for the period January 3, 2016 to October 1, 2016. Of that decline, 1.3% ($1,825) was from foreign currency translation, organic decline of $7,190, partially offset by $6,768 of revenue from the acquisitions completed during the quarter.  The organic decline was largely due to the exiting of lower margin revenue and a few weather-related work stoppage days in the fiscal first quarter.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workmans’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the period January 1, 2017 to September 30, 2017 and the period January 3, 2016 to October 1, 2016, direct cost of revenue was $108,347 and $111,802,

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

respectively, or a decline of 3.1%, compared to a decline in revenue of 1.7%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Gross profit for the period January 1, 2017 to September 30, 2017 and the period January 3, 2016 to October 1, 2016 was $24,827 and $23,621, respectively, representing gross margin of 18.6% and 17.4% for each period, respectively. The increase in margin is primarily attributable to stronger margins in the Light Industrial segment, higher margin revenue from the businesses acquired during the quarter, as well as lower workmans’ compensation insurance and payroll costs.

Operating expenses

For the period January 1, 2017 to September 30, 2017, operating expenses amounted to $25,415 as compared to $26,161 for the period January 3, 2016 to October 1, 2016, a decrease of 2.9%.  As a percentage of revenue, operating expenses declined from 19.3% of revenue to 19.1% of revenue.  The dollar increase is attributable to the inclusion of the two acquired businesses for a portion of the period, transaction-related costs of completing the acquisitions, an increase in non-cash compensation, partially offset by lower compensation expenses on lower revenue and lower professional fees.

Other Expenses

For the periods January 1, 2017 to July 2, 2017 and January 3, 2016 to October 1, 2016, Other Expenses primarily includes interest and financing expense of $8,522 (of which $4,187 relates to a Loss on extinguishment of debt and $588 for write off of deferred financing fees, both relating to the re-financing and retirement of notes) and $3,867, respectively.  Other Income of $(485) in the period January 3, 2016 to October 1, 2016 primarily related to a gain on the conversion of warrants.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details Revenue and Gross Profit by Sector for the period July 2, 2017 to September 30, 2017 as compared to the period July 3, 2016 to October 1, 2016, and for the period January 1, 2017 to September 30, 2017 as compared to the period January 3, 2016 to October 1, 2016:

	July 2, 2017 to September 30, 2017	Mix	July 3, 2016 to October 1, 2016	Mix	January 1, 2017 to September 30, 2017	Mix	January 3, 2016 to October 1, 2016	Mix
Light Industrial	$25,635	51%	$25,148	55%	$71,354	54%	$70,036	52%
Professional	24,710	49%	20,802	45%	61,820	46%	65,387	48%
Total Service Revenue	$50,345		$45,950		$133,174		$135,423

Light Industrial	4,295	45%	3,835	46%	11,648	47%	10,291	44%
Professional	5,282	55%	4,570	54%	13,179	53%	13,330	56%
Total Gross Profit	$9,577		$8,405		$24,827		$23,621

Light Industrial	16.8%		15.2%		16.3%		14.7%
Professional	21.4%		22.0%		21.3%		20.4%
Total Gross Margin	19.0%		18.3%		18.6%		17.4%

For the period July 2, 2017 to September 30, 2017 as compared to the period July 3, 2016 to October 1, 2016:

While growth in the Light Industrial Sector continued, the decrease in Light Industrial revenue as a percentage of total revenue from 55% for the period July 3, 2016 to October 1, 2016 to 51% for the period July 2, 2017 to September 30, 2017, was attributable to growth in the Professional segment, which was driven by the revenue from the acquisitions completed during the quarter.  Professional revenue as a percentage of total revenue increased from 45% for the period July 3, 2016 to October 1, 2016 to 49% for the period July 2, 2017 to September 30, 2017.

Gross margin for the Light Industrial segment increased from 15.2% for the period July 3, 2016 to October 1, 2016 to 16.8% for the period July 2, 2017 to September 30, 2017.  The increase was attributable to changes in client mix and pricing, as well as savings on workmans’ compensation insurance costs.

Gross margin for the Professional segment decreased from 22.0% in the period July 3, 2016 to October 1, 2016 to 21.4% for the period July 2, 2017 to September 30, 2017.  The increase was primarily attributable to a higher mix of revenue at lower margins, including the two newly acquired businesses.

For the period January 1, 2017 to September 30, 2017 as compared to the period January 3, 2016 to October 1, 2016:

The increase in Light Industrial revenue as a percentage of total revenue from 52% for the period January 3, 2016 to October 1, 2016 to 54% for the period January 1, 2017 to September 30, 2017 was primarily attributable to growth in that segment (up 1.8%) compared to Total Service Revenue (down 1.7%).  Professional revenue as a percentage of total revenue declined from 48% for the period January 3, 2016 to October 1, 2016 to 46% for the period January 1, 2017 to September 30, 2017, as a percentage of total revenue.  Of the decline in this segment, $1,825 was currency related, with the remaining $1,742 resulting from the decline in some business units as discussed above, partially offset by revenue from the two newly acquired businesses.

Gross margin for the Light Industrial segment increased from 14.7% for the period January 3, 2016 to October 1, 2016 to 16.3% for the period January 1, 2017 to September 30, 2017.  The increase was attributable to changes in client mix and pricing, as well as lower workmans’ compensation insurance and payroll costs.

Gross margin for the Professional segment increased from 20.4% in the period January 3, 2016 to October 1, 2016 to 21.3% for the period January 1, 2017 to September 30, 2017.  The increase was primarily attributable to mix of revenue to higher margin business. Higher margin revenue from the acquisitions did not have a material impact.

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

	July 2, 2017 to September 30, 2017	July 3, 2016 to October 1, 2016	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
Net loss attributable to common stock	$(5,412)	$(1,026)	$(9,504)	$(6,407)

Interest expense	761	615	1,843	2,007
Provision for (benefit from) income taxes	206	(375)	213	260
Depreciation and amortization (1)	2,003	1,311	4,881	3,919
EBITDA	$(2,442)	$525	$(2,567)	$(221)

Acquisition, capital raising and other non- recurring expenses (2)	934	872	1,194	3,572
Other non-cash charges (3)	677	164	1,685	790
Loss on extinguishment of debt, net	2,819	—	4,108	—
Restructuring charges	5	6	7	16
Modification expense	11	—	37	31
Dividends - Series A preferred stock	50	50	150	150
Other income / (expense)	(6)	29	(13)	(494)
Net income attributable to non-controlling interest	—	—	—	37
Adjusted EBITDA	$2,048	$1,646	$4,601	$3,881

Trailing Twelve Months ("TTM") Adjusted EBITDA	$5,794	$5,362	$5,794	$5,362

Pro Forma TTM Adjusted EBITDA (4)	$11,034	N/A	$11,034	N/A

Gross Profit	$9,577	$8,405	$24,827	$23,621

Adjusted operating expenses (5)	$7,529	$6,759	$20,226	$19,740
Adjusted operating expenses percentage of gross profit	78.6%	80.4%	81.5%	83.6%

(1)	Includes amortization included in other expenses.
(2)

Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business.

(3)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.
(4)	Pro Forma TTM Adjusted EBITDA includes the Adjusted EBITDA of acquisitions for the period prior to the acquisition date, plus estimated run rate cost synergies.
(5)	Adjusted operating expenses are defined as the operating expenses of the Company included in the definition of Adjusted EBITDA.

For all periods presented, the growth in Adjusted EBITDA is primarily attributable to focused management of Adjusted operating expenses and contribution from the acquisitions completed during the quarter.

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

	October 2, 2016, to September 30, 2017	October 4, 2015 to October 1, 2016
Gross Profit - TTM (Current Period)	$32,768	$31,490
Gross Profit - TTM (Prior Period)	31,490	23,488
Gross Profit - Growth	$1,278	$8,002

Adjusted EBITDA - TTM (Current Period)	$5,794	$5,362
Adjusted EBITDA - TTM (Prior Period)	5,362	1,911
Adjusted EBITDA - Growth	$432	$3,451

Operating Leverage	33.8%	43.1%

Leverage Ratio Calculated as Total Long-Term Debt, Net, gross of any Original Issue Discount, plus Earnouts, less assets held against Long Term Debt, divided by Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	September 30, 2017	October 1, 2016
Total Long-Term Debt, Net	$36,574	$2,499
Addback: Total Debt Discount and Deferred Financing Costs	3,436	1,988
Earnouts	5,749	2,453
Less: Surety Bond	—	(1,405)
Total Long-Term Debt	$45,759	$5,535

TTM Adjusted EBITDA	$5,794	$5,362

Pro Forma TTM Adjusted EBITDA	$11,034	N/A

Leverage Ratio	N/A	1x

Pro Forma Leverage Ratio	4.1x	N/A

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

	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
Net cash (used in) provided by operating activities	$(2,787)	$787

Proceeds from (repayments on) accounts receivable financing	5,242	(1,575)

Net cash provided by (used in) operating activities including proceeds from accounts receivable financing	$2,455	$(788)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

During the period January 1, 2017 to September 30, 2017, the Company used approximately $3,500 of the proceeds from Jackson Investment to pay accounts payable and accrued expenses. In addition, cash provided by operating activities includes the cash paid of $1,582 to settle the Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc. arbitration.

The Leverage Ratio and Operating Cash Flow Including Proceeds from Accounts Receivable Financing should be considered together with the information in the “Liquidity and Capital Resources” section, immediately below.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we have funded our operations through term loans, promissory notes, bonds, convertible notes, private placement offerings and sales of equity.

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirements and for the payment of compensation, benefits and consulting fees. The following trends may occur as the Company continues to execute on its strategy:

•	An increase in working capital requirements to finance organic growth,
•	Addition of administrative and sales personnel as the business grows,
•	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enter new markets,
•	A continuation of the costs associated with being a public company, and
•	Capital expenditures to add technologies.

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

As of September 30, 2017, the Company had a working capital deficiency of $6,490, an accumulated deficit of $57,351, for the period January 1, 2017 to September 30, 2017, a net loss of $9,354, and, as of the date these unaudited condensed consolidated financial statements are issued, the Company has approximately $1,778 associated with debt and other amortizing obligations, due in the next 12 months.

The amounts due discussed above, are a subset of the Company’s total gross debt obligations as of September 30, 2017 of $40,377, as compared with $9,010 as of the Company’s most recent period ended December 31, 2016. Those balances are comprised of various instruments that can be summarized as follows:

	September 30,	December 31,
	2017	2016
Bonds	$—	$50
Convertible Notes	—	5,632
Promissory Notes	—	441
Term Loans	40,377	2,887
Total Long-Term Debt	$40,377	$9,010

In January 2017, the Company entered into an amendment agreement in which, the parties refinanced an aggregate amount of $2,708 million of convertible notes and extended all amortization payments (collectively “the Amendment”) to October 1, 2018. The new gross balance of the remaining note was $3,126.  The Amendment had an 8% interest rate, with no interest payments due until October 1, 2017, payable quarterly thereafter, and an overall term of 21 months with principal due at maturity. The Amendment was convertible into shares of common stock at a price of $3.00 per share at holder’s election, and the holder has agreed to eliminate the 20% pre-payment penalty for an early redemption.  In connection with the refinancing, the Company issued the holder 600,000 shares of common stock. Later in January 2017, the amended note was paid in full.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

In addition, in January 2017, the Company closed a financing with Jackson in the amount of $7,400 million. The financing is a term loan, maturing in July 2018 and carries interest at 6%. No interest or principal is due until maturity. In connection with the transaction, Jackson received 1,650,000 shares of common stock and a warrant to purchase up to 3,150,000 shares of common stock (the “Warrant”), exercisable for five years, with an initial cash exercise price of $1.35. At Jackson’s election, 50% of accrued interest paid or payable on the note may be converted into shares of common stock at a conversion price of $2.00.

In connection with the Jackson financing, in addition to paying $3,126 to satisfy the Company’s obligation under the note issued in connection with the Amendment, the Company satisfied in full the earn-out liability associated with the Company’s acquisition of The JM Group of $1,026 and related interest, as well as approximately, $562 of debt obligations that were due in January 2017.

In April 2017, the Company amended the note and warrant purchase agreement with Jackson and entered into a second subordinated secured note with Jackson for $1,650. Under the terms of this amended agreement, the Company issued to Jackson 296,984 shares of common stock, with an additional 370,921 shares of common stock to be issued upon shareholder approval of the issuance of shares to Jackson in excess of the 19.99% limit. Also on April 5, 2017, the Company amended the Warrant to allow Jackson to purchase up to an additional 825,463 shares of common stock, modified the initial exercise price of the Warrant to $1.00 per share and modified the conversion price of accrued interest on note issued to Jackson in January 2017 to $1.50. The Warrant was also amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable until maturity. At any time during the term of the second note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the second note by paying to Jackson an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note may be converted into shares of common stock, at the sole election of Jackson at maturity or in the event of a prepayment by the Company, at a conversion price equal to $1.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock.

In August 2017, the Company entered into a Promissory Note with Jackson for $1,600, with a term of 60 days at interest of 10% per annum and in return for 160,000 shares of common stock. The proceeds of the note were used to fund the satisfaction of a judgment entered in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On September 1, 2017, the Company into a promissory note with Jackson for $515, with a term of 31 days at interest of 12% per annum. The proceeds of the note were used to fund other debt obligations.

On September 15, 2017, the Company entered into the Jackson Note. The proceeds of the sale of the secured note were used to (i) repay the existing subordinated notes previously issued to Jackson in the aggregate principal amount of $11,165, (ii) to fund a portion of the upfront cash portion of purchase price consideration of the Firstpro Acquisition and the CBS Butler Acquisition, (iii) repay substantially all other outstanding indebtedness of the Company and (iv) for general working capital purposes. The maturity date for the Jackson Note is September 15, 2020.  The Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder.

The Company paid a closing fee of $1,000 in connection with its entry into the A&R Note Purchase Agreement and agreed to issue 2,250,000 shares of the Company’s common stock as a closing commitment fee.  These shares are subject to registration rights in favor of Jackson and will be included in a new resale registration statement which must be filed by the Company not later than October 30, 2017. The Jackson Note resulted in the extinguishment of the old notes of $11,165 and recording of the new debt of $40,000 and debt issue costs $3,426. The Company recorded a $2,819 loss upon extinguishment.

Management believes the Company is a going concern meaning it will meet its obligations for the next 12 months as of the date these financial statements are issued.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Operating activities

For the period January 1, 2017 to September 30, 2017, net cash used in operations of $2,787 was primarily attributable changes in operating assets and liabilities totaling $3,962 and net loss of $9,354; offset by non-cash adjustments of $10,529. Changes in operating assets and liabilities primarily relates an increase in other long-term liabilities of $285, a decrease in other assets of $196, and increase accounts payable and accrued expenses of $16; offset by an increase in accounts receivable of $2,907, decrease in other current liabilities of $807, an increase in prepaid expenses of $552 and other of $193. Total non-cash adjustments of $10,529 primarily includes costs related to the extinguishment of debt of $4,108, amortization of debt discounts and beneficial conversion features of $2,571, depreciation and amortization of intangible assets of $2,310, stock based compensation of $1,689, and offset by other of $149. During the period January 1, 2017 to September 30, 2017, the Company used approximately $3,500 of the proceeds from Jackson to pay accounts payable and accrued expenses. In addition, cash used in operations is net of $1,582 for settlement of the Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc. arbitration.

For the period January 3, 2016 to October 1, 2016, net cash provided by operations of $787 was primarily attributable non-cash adjustments of $4,265 and changes in operating assets and liabilities totaling $2,414 offset by the net loss of $6,220. Changes in operating assets and liabilities primarily relates to an increase in accounts payable and accrued expenses of $4,460, increase in other long-term liabilities of $357, other of $328 and increase in prepaid expenses and other current assets of $156; offset by increase in accounts receivable of $1,099, other assets $828 and other current liabilities $632. Non cash adjustments of $4,265 primarily relates to depreciation and amortization of intangible assets of $2,059, amortization of deferred financing costs of $1,860, stock based compensation expense of $668, interest paid in stock of $109, other of $54; offset by a gain on settlement of warrants of $485.

Investing activities

For the period January 1, 2017 to September 30, 2017, net cash flows used in investing activities was $22,080 which is primarily due to acquisition of CBS Butler for upfront consideration of $16,317, acquisition of Firstpro for upfront consideration of $4,500, payments made towards earn-out agreements totaling $1,094 and purchased of property and equipment of $169.

For the period January 3, 2016 to October 1, 2016, net cash flows used in investing activities was $1,855 which is primarily due to cash posting of a surety bond of $1,405 relating to the NewCSI legal proceedings, purchase of property and equipment of $245, payments made towards earnouts of $104 and cash paid to acquire the remaining 51% of PeopleServe PRS, Inc. of $101.

Financing activities

For the period January 1, 2017 to September 30, 2017, net cash flows provided by financing activities totaled $29,599 which is primarily due to proceeds from term loans of $51,165, proceeds from convertible notes of $400, proceeds from the At-The-Market Facility of $208 and proceeds from accounts receivable financing net of $5,242, offset by repayments of term loans of $14,976, repayment of convertible notes of $6,635, third-party financing costs of $3,299, Series D Series D pay off of $1,500, dividends paid to related parties of $515, repayment of promissory notes of $441, and repayment of bonds of $50.

For the period January 3, 2016 to October 1, 2016, net cash flows provided by financing activities totaled $1,433 which is primarily due to proceeds from private placement of $3,347, proceeds from Series D Preferred Stock $2,000, proceeds from overadvance of accounts receivable financing $1,050, proceeds from term loans $783, proceeds from promissory notes $700, proceeds from convertible notes $578; offset by repayment of convertible notes $1,589, repayment on accounts receivable financing of $1,575, repayment of promissory notes of $1,506, repayment of bonds $949, repayment of term loans $629 and third party financing costs of $777.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

NewCSI, Inc. vs. Staffing 360 Solutions, Inc.

On July 26, 2017, the Appellate Court affirmed the Court’s decision granting a judgment against the Company for $1,307. On August 29, 2017 the surety company released the supersedeas bond to the New CSI shareholders’ counsel, which was amount was approximately $5 less than the judgment amount with accumulated interest. Payment of this remaining balance has been made subsequent to period end. The amount of the legal fee award remains open for determination.

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On July 11, 2017, the Court entered an order confirming the arbitrator’s award and granting judgement against the Company. In August 2017, the Company paid $1,582 in full satisfaction of this matter.

Item 1A. Risk Factors.

There have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-KT for the transition period ended December 31, 2016, except as set forth below:-

The Jackson Note is secured by substantially all of the Company’s and the terms of the Jackson Note may restrict the Company’s current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured and the beneficial owner of in excess of 39.4% of our outstanding shares of common stock

The Jackson Note contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The Jackson Note includes covenants limiting or restricting, among other things, our ability to:

•	incur or guarantee additional indebtedness;
•	pay distributions on, redeem or repurchase shares of the Company’s capital stock or redeem or repurchase any of the Company’s subordinated debt;
•	make certain investments;
•	sell assets;
•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to the Company;
•	incur or allow the existence of liens;
•	consolidate, merge or transfer all or substantially all of the Company’s assets;
•	engage in transactions with affiliates.

In addition, the Jackson Note contains financial covenants including, among other things, a fixed charge coverage ratio, minimum liquidity requirements and total leverage ratio.  A breach of any of these financial covenants could result in a default under the Jackson Note. If any such default occurs, Jackson may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  In addition, following an event of default under the Jackson Note, Jackson will have the right to proceed against the collateral granted to it to secure the debt, which includes our available cash. If the debt under the Jackson Note was to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

In addition to being our senior secured lender, the Jackson beneficially owns in excess of 39.4% of the Company’s outstanding common stock. Accordingly, Jackson may be able to exert significant influence over the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2017 through September 30, 2017, we issued 7,500 shares of common stock, with an aggregate value of $6, to Wayne Miiller PLLC in return for advisory services provided to our board of directors, and 15,000 shares of common stock with an aggregate value of at $14, to Greenridge Global for investor relations advisory services.  The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1

Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, FirstPro Inc., Firstpro Georgia LLC, April F. Nagel and Philip Nagel (incorporated by reference from Exhibit 2.1 to the Company’ Form 8-K filed on September 19, 2017)

4.1	10% Subordinated Secured Note, dated August 2, 2017, issued to the Jackson Investment Group, LLC (incorporated by reference from Exhibit 4.1 to the Company’ Form 8-K filed on August 8, 2017)
10.1

Second Amended Purchase Agreement, dated August 2, 2017, by and among the Company, Jackson Investment Group, LLC and certain subsidiaries of the Company (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on August 8, 2017)

10.2

Second Amended Subordination Agreement, dated August 2, 2017, by and among Midcap Funding X Trust, Jackson Investment Group, LLC, the Company and certain subsidiaries of the Company (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on August 8, 2017)

10.3

Amended and Restated Note Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (incorporated by reference from Exhibit 10.3 to the Company’ Form 8-K filed on September 19, 2017)

10.4

Intercreditor Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc., MidCap Funding X Trust and Jackson Investment Group, LLC (incorporated by reference from Exhibit 10.4 to the Company’ Form 8-K filed on September 19, 2017)

10.5

Share Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., Longbridge Recruitment 360 Limited and the holders of outstanding shares of CBS Butler Holdings Limited (incorporated by reference from Exhibit 10.1 to the Company’ Form 8-K filed on September 19, 2017)

10.6

Amendment No.8 to the Credit and Security Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and MidCap Funding X Trust (incorporated by reference from Exhibit 10.2 to the Company’ Form 8-K filed on September 19, 2017)

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

Date: November 14, 2017	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Executive Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2017	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)