Form 10-K
period 2017-12-30
Staffing 360 Solutions, Inc.
filed 2018-03-29
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-37575

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0680859
(State of incorporation)	(I.R.S. Employer Identification)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to this Form 10-K/T. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: (Check one)

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act):    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $10,725,974 based on the closing price (last sale of the day) for the registrant’s common stock on the Nasdaq exchange on June 30, 2017 of $3.50 per share.

As of March 28, 2018, 4,058,285 shares of common stock, $0.00001 par value, were outstanding.

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Staffing 360” and the “Company” mean Staffing 360 Solutions, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in thousands except for share and per share values, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the period ended December 30, 2017.

PART I

ITEM 1. BUSINESS

General

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation, which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012. On June 15, 2017, the Company changed its domicile to the State of Delaware. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring, suitable, mature, profitable, operating, domestic and international staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration and light industrial disciplines.

All amounts in this Annual Report are expressed in thousands, except share and per share amounts, or unless otherwise indicated.

Change of Year End

On February 28, 2017, the board of directors (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53-week year ending on the Saturday closest to the 31st of December, effective December 31, 2016. On April 12, 2017, the company filed a transition report (“Transition Report”), Form 10-K/T, for the period from June 1, 2016 through December 31, 2016, (“Transition Period”). Following that Transition Report, we will file annual reports for each twelve-month period ending the Saturday closest to December 31 of each year beginning with December 30, 2017. This report is for the period from January 1, 2017 to December 30, 2017, “Fiscal 2017”. The Form 10-K filed prior to this was for the period from June 1, 2015 to May 31, 2016, “Fiscal 2016”.

Business Model and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of United States (“U.S.”) and United Kingdom (“U.K.”) based staffing companies. Our services principally consist of providing temporary contractors, and, to a much lesser extent, the recruitment of candidates for permanent placement. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily accounting and finance, IT, engineering, administration (collectively, the “Professional Sector”) and commercial (“Commercial Sector”) disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed eight acquisitions since November 2013.

Operating History

The Company generated revenue of $192,650, $109,422, and $165,552, for Fiscal 2017, the Transition Period, and Fiscal 2016, respectively. This growth has been achieved primarily through acquisitions, while organic growth has been approximately 3% on average from December 2014 through December 2017.

firstPro and CBS Butler Acquisitions

On September 15, 2017, Staffing 360 Georgia, LLC (“Staffing Georgia”), a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Firstpro Inc. (“FPI”), Firstpro Georgia, LLC (“FPL”), and certain individuals, pursuant to which the FPI and FPL sold substantially all of their assets to Staffing Georgia (“Firstpro Acquisition”). The purchase price was $8,000, of which, (a) $4,500 was paid at closing, (b) $825 is payable in quarterly installments of $75 beginning on October 1, 2017, and (c) $2,675 is payable annually in three equal installments beginning on September 15, 2018.

On September 15, 2017, the Company and Longbridge Recruitment 360 Limited (“Longbridge”), a wholly-owned subsidiary of the Company, entered into an agreement (“Share Purchase Agreement”) with the holders of share capital of CBS Butler Holdings Limited (“CBS Butler”) and an agreement (“Option Purchase Agreement”) with the holders of outstanding options of CBS Butler, pursuant to which the holders of the share capital of CBS Butler and holders of outstanding options of CBS Butler sold all of their shares and options of CBS Butler to Longbridge (the “CBS Butler Acquisition”), in exchange for (i) an aggregate cash payment of £13,810, (ii) an aggregate of 100,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £4,214 (payable in December 2018 based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement.

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

Staffing companies are regulated by the U.S. Department of Labor and the Equal Employment Opportunity Commission, and often by state authorities. Many federal anti-discrimination rules regulate the type of information that employment firms can request from candidates or provide to customers about candidates. In addition, the relationship between the agency and the temporary employees, or employee candidates may not always be clear, resulting in legal and regulatory uncertainty. PEOs are often considered co-employers along with the client, but the PEO is responsible for employee wages, taxes and benefits. State regulation aims to ensure that PEOs provide the benefits they promise to workers.

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

Employees

The Company employs approximately 300 full-time employees as part of our internal operations. Additionally, the Company employs more than 5,000 individuals that are placed directly with our clients through our various operating subsidiaries.

ITEM 1A. RISK FACTORS.

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition, and results of operations, could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, the financial condition and the results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.

We have incurred significant losses since our inception and may continue to incur losses and thus may never achieve or maintain profitability.

We may incur operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with the staffing industry, we are unable to predict the extent of any future losses or when we will become profitable, if at all.  Expected future operating losses will have an adverse effect on our cash resources, stockholders’ equity and working capital.

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

In addition, our operating results tend to be unpredictable from quarter to quarter.  Demand for our services is typically lower during traditional national vacation periods in the United States and United Kingdom when customers and candidates are on vacation.  No single quarter is predictive of results of future periods. Any extended period of time with low operating results or cash flow imbalances could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 30, 2017, the Company had a working capital deficiency of $11,374, an accumulated deficit of $65,142, for the twelve months ended December 30, 2017 a net loss of $18,491.  As a result of our recent financings, we believe that we will be able to fund our operations, implement our business plan and pursue the acquisition of broad spectrum staffing companies through the next twelve months. However, we will need to raise additional capital to pursue growth opportunities, improve our infrastructure, finance our operations and otherwise make investments in assets and personnel that will allow us to remain competitive. Additional capital would be used to accomplish the following:

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

Although our common stock is listed on the NASDAQ Capital Market, it has only been traded on the NASDAQ Capital Market since September 29, 2015, when our common stock uplisted to the national exchange.  Before that time, our common stock was traded on the OTCBB tier of the over-the-counter securities market run by FINRA, as well as OTCQB run by OTC Markets, and it first began trading on February 15, 2013.  Historically, the market price of our common stock has fluctuated over a wide range. Between our stock splits occurring on September 17, 2015 and January 3, 2018, our common stock traded in a range from $0.54 to $7.74 per share. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. In addition, on January 25, 2017, we received a letter from the Listing Qualifications Department of the NASDAQ Capital Market notifying us that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, the common stock did not meet the minimum bid price of $1.00 per share required by NASDAQ Listing Rule 5550(a)(2), initiating an automatic 180 calendar-day grace period for us to regain compliance. On July 25, 2017, we received further notification from the Listing Qualifications Department that, while the Company’s common stock had not regained compliance with the minimum $1.00 per share bid price during the 180 calendar-day period since the date of the initial notice, the Company was eligible for an additional 180 calendar day period, or until January 22, 2018, to regain price compliance. On November 13, 2017, we filed a definitive proxy statement announcing a special meeting of stockholders to be held on January 3, 2018 at which time we sought stockholder approval of a reverse stock split of our common stock in the range of one-for-two to one-for-ten. At that meeting the stockholders approved the proposal, and the Company effected a reverse split effective at 5:00 pm New York time on January 3, 2018 at a ratio of one-for-five. The company regained price compliance as the stock traded at above $1.00 for the ten subsequent trading days before the compliance date of January 22, 2018. There can be no assurance that the company will continue to meet the Continued Listing Standards contained in NASDAQ Listing Rules 5550(a) and 5550(b). Limited liquidity in the trading market for our common stock may adversely affect a stockholder's ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, or if our shares are delisted from the NASDAQ Capital Market, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or "float" for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for a stockholder to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

Our growth of operations could strain our resources and cause our business to suffer.

We plan to continue growing our business organically through expansion, sales efforts, and strategic acquisitions, while maintaining tight controls on our expenses and overhead. Lean overhead functions combined with focused growth may place a strain on our management systems, infrastructure and resources, resulting in internal control failures, missed opportunities, and staff attrition which could impact our business and results of operations.

Our management has identified material weaknesses in our internal control over financial reporting relating to the accounting for complex debt and equity instruments which could, if not remediated, result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in such areas in future periods. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission rules require that our management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As disclosed in our periodic filings with the Securities and Exchange Commission, we have identified material weaknesses in our internal control over financial reporting relating to the accounting for complex debt and equity instruments. We developed a remediation plan designed to address the material weakness in our internal control over accounting for such instruments. Our plan includes pursuing third party technical accounting consultation in the matter of transactions that involve complex debt and equity instruments.

Although we are working to remedy the material weakness in our internal control over financial reporting relating to the accounting for complex debt and equity instruments, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the Securities and Exchange Commission and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal control over financial reporting relating to the accounting for complex debt and equity instruments could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.

Additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our consolidated financial statements. These misstatements could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our strategy of growing through acquisitions may impact our business in unexpected ways.

Our growth strategy involves acquisitions that help us expand our service offerings and diversify our geographic footprint. We continuously evaluate acquisition opportunities, but there are no assurances that we will be able to identify acquisition targets that complement our strategy and are available at valuation levels accretive to our business.

Even if we are successful in acquiring, our acquisitions may subject our business to risks that may impact our results of operation:

•	inability to integrate acquired companies effectively and realize anticipated synergies and benefits from the acquisitions;

•	diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;

•

inability to appropriately scale critical resources to support the business of the expanded enterprise and other unforeseen challenges of operating the acquired business as part of the Company’s operations;

•	inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of the Company’s operations;

•	impact of liabilities of the acquired businesses undiscovered or underestimated as part of the acquisition due diligence;

•

failure to realize anticipated growth opportunities from a combined business, because existing and potential clients may be unwilling to consolidate business with a single supplier or to stay with the acquirer post acquisition;

•	impacts of cash on hand and debt incurred to finance acquisitions, thus reducing liquidity for other significant strategic objectives; and

•	internal controls, disclosure controls, corruption prevention policies, human resources and other key policies and practices of the acquired companies may be inadequate or ineffective.

We face risks associated with litigation and claims.

We are a party to certain legal proceedings that are currently pending, including NewCSI, Inc. v. Staffing 360 Solutions, Inc., as further described in this Form 10-K.  In addition, from time to time, we may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business and relate to contractual and other obligations. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

The potential U.K. exit from the European Union as a result of the U.K. triggering Article 50 of the Treaty on European Union could harm our business, financial condition or results of operations.

On March 29, 2017, the U.K. triggered Article 50 of the Treaty on European Union by notifying the European Council of its intention to withdraw from the European Union (commonly referred to as “Brexit”). Negotiations have commenced to determine the future terms of the U.K.’s relationship with the European Union, including the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate.

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

We are engaged in the acquisition of U.S. and U.K. based staffing companies, and our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes.  To date, we have completed eight acquisitions.  We intend to expand our business through acquisitions of complementary businesses, services or products, subject to our business plans and management's ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing service categories. In certain circumstances, acceptable investments or acquisition targets might not be available. Acquisitions involve a number of risks, including:

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

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government has enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company leases 4,157 square feet of space at 641 Lexington Avenue, Suite 2701, New York, NY 10022, its headquarters and principal location. The Company’s lease for this space will expire in 2022.  The Company currently has a total of 16 facilities throughout the U.S. and the U.K.  This includes U.K. offices in London and Redhill, England, as well as offices in the following states in the U.S.: New York, Connecticut, Massachusetts, Rhode Island, New Hampshire, Georgia, North Carolina and South Carolina.

All offices are operated from leased space ranging from approximately 500 to 10,100 square feet, typically through operating leases with terms that range from six months to five years, and thus with expirations from 2018 through 2027.  We believe that our facilities are adequate for our current requirements and that the Company’s leasing strategies provide us with sufficient flexibility to accommodate our business needs.

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

On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit seeking reversal of the judgment and posted a supersedeas bond to stay the execution of the judgment pending appeal.  On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal. As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal.  On November 3, 2016, oral arguments for the appeal were heard. On July 26, 2017, the Appellate Court affirmed the Court’s decision granting a judgment against the Company for $1,307, and awarded prejudgment interest in the amount of $77 and costs and fees in the amount of $20, for a total judgment of $1,405, but left the issue of legal fees open for further proceedings at the trial court. The supersedeas bond had accrued interest to $1,400 and was released to NewCSI’s counsel. The Company paid the remaining $5 directly.

On September 29, 2017 NewCSI filed a Supplemental Motion in the United States District Court for the Western District of Texas, Austin Division, seeking $629 in attorneys’ fees. The Company opposed this motion but the magistrate judge issued a report and recommendation on November 17, 2017 recommending an award of fees in the amount of $606. The Company has filed an objection with the trial judge to the magistrate’s report and recommendation and awaits a ruling. The Company has fully reserved the amount of the magistrate’s report and recommendation.

The Company intends to aggressively assert its defenses in the remaining portion of the proceedings with NewCSI. Nevertheless, there can be no assurance that the outcome of this legal fees determination will be favorable to the Company.

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, the Company initiated an arbitration proceeding before JAMS against three former officers of the Company.  In its demand for arbitration and statement of claim, the Company alleged that these individuals breached their employment agreements with the Company and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  Further on September 21, 2016 the arbitrator rendered the final award, which was set at $1,433. The former officers brought an action in US District Court in New York City under the caption Dealy, et al. v. Staffing 360 Solutions, Inc., requesting that the Court convert this arbitration award into a judgment. On July 11, 2017, the Court entered an order confirming the arbitrator’s award and granting judgment against the Company. In August 2017, the Company paid $1,582 in full satisfaction of this matter.

Other Matters

On February 17, 2016, a previous law firm filed suit in the Supreme Court of the State of New York alleging that the Company owes $759, for legal services rendered. The Company disagreed with the quantity and quality of legal services provided by the firm to the Company. On March 17, 2016, the Company reached a settlement with the law firm in the amount of $505 to be paid in equal installments over 24 months beginning April 2016. The final payment was made on March 1, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s common stock are traded on the Nasdaq Capital Market under the ticker symbol “STAF”. The high and low sales price per share of the Company’s common stock for each quarter during the last two fiscal years, as well as the Transition Period is shown below.  Please note that historical share prices before January 4, 2018, have been adjusted to account for the reverse stock split that took effect at 5:00 p.m. ET on January 3, 2018.

	High	Low
Fiscal 2017, Quarters Ended
December 30, 2017	$4.25	$3.15
September 30, 2017	5.25	2.55
July 1, 2017	5.10	3.05
April 1, 2017	4.75	2.50
Transition Period 2016
June 1, 2016 to December 31, 2016	12.60	3.45
Fiscal 2016, Quarters Ended
May 31, 2016	22.75	9.75
February 29, 2016	27.00	11.65
November 30, 2015	39.50	20.00
August 31, 2015	43.50	22.50

Holders of Common Stock

As of March 29, 2018, there were approximately 2,175 shareholders of record of the Company’s common stock.

Dividends

The Company has never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends with respect to those securities in the foreseeable future. The declaration and payment of future dividends will be at the discretion of the Company’s Board and will depend upon many factors, including the Company’s earnings, cash flow, financial condition and capital requirements. Our current business plan is to retain any future earnings to finance the expansion and development of our business.  In addition, under the terms of our Amended and Restated Note Purchase Agreement with the Jackson Investment Group, LLC the Company is generally prohibited from paying cash dividends on shares of our common stock for so long as we remain indebted to the Jackson Investment Group, LLC under the Amended and Restated Note Purchase Agreement.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that have been disclosed by the Company in quarterly reports on Form 10-Q, current reports on Form 8-K, and as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financings,” the following are the only sales of unregistered securities: 7,500 shares to Wayne Miiller valued at $6, and 15,000 shares to Greenridge Global valued at $14.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are incorporated in the State of Delaware. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring suitable, mature, profitable, operating, U.S. and U.K. based staffing companies. Our targeted consolidation model is focused specifically on the Professional Sector and Commercial Sector disciplines.

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Sectors. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, the company has completed eight acquisitions, the most recent two were consummated in September 2017.

All share numbers in this section have been adjusted for the one-for-five reverse stock split effective at 5:00 p.m. New York time on January 3, 2018.

On September 15, 2017, Staffing Georgia, a wholly-owned subsidiary of the Company completed the Firstpro Acquisition. The purchase price in connection with the Firstpro Acquisition was $8,000, of which, (a) $4,500 was paid at closing, (b) $825 is payable in quarterly installments of $75 beginning on October 1, 2017, and (c) $2,675 is payable annually in three equal installments beginning on September 15, 2018.

On September 15, 2017, the Company completed the CBS Butler Acquisition, in exchange for (i) an aggregate cash payment of £13,810, (ii) an aggregate of 100,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £4,214 (payable in December 2018 based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement.

To finance the above transactions, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”), a related party, on September 15, 2017. The Company, as borrower, and certain domestic subsidiaries of the Company, as guarantors, entered into an amended and restated note purchase agreement with Jackson, as lender (the “A&R Note Purchase Agreement”), pursuant to which Jackson made a senior debt investment of $40,000 in the Company in exchange for a senior secured note in the principal amount of $40,000 (the “Jackson Note”). The proceeds of the sale of the secured note were used to (i) repay the existing subordinated notes previously issued to Jackson in the aggregate principal amount of $11,165, (ii) to fund the upfront cash portion of the purchase price consideration of the Firstpro Acquisition and the CBS Butler Acquisition, (iii) to repay substantially all other outstanding indebtedness of the Company and (iv) general working capital purposes. The maturity date for the Jackson Note is September 15, 2020.  The Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018, which was made. Interest on any overdue payment of principal or interest due under the Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder. The Company may prepay the amounts due on the Jackson Note in whole or in part from time to time, without penalty or premium, subject to the conditions set forth in the A&R Note Purchase Agreement, and such prepayments, depending on the timing of the prepayments, may result in a discount on the principal amount to be prepaid as set forth in the A&R Note Purchase Agreement.

The Company paid a closing fee of $1,000 in connection with its entry into the A&R Note Purchase Agreement and agreed to issue 450,000 shares of the Company’s common stock as a closing commitment fee.  These shares were subject to registration rights in favor of Jackson and included in a new resale registration statement filed by the Company on November 1, 2018.

In accordance with ASC 470 “Debt”, the Jackson Note resulted in the extinguishment of the old notes of $11,165 and recording of the new debt of $40,000 at fair value. The Company recorded $4,764 loss upon extinguishment of debt, and deferred debt issuance costs of $1,385 to be amortized over the term of the new loan.

Results of Operations

On February 28, 2017, the board of directors (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53-week year ending on the Saturday closest to the 31st of December, effective December 31, 2016. On April 12, 2017, the Company filed a transition report (“Transition Report”), Form 10-K/T, for the period from June 1, 2016 through December 31, 2016, (“Transition Period”). Following this Transition Report, we will file annual reports for each twelve-month period ending on the

Saturday closest to December 31 of each year beginning with December 30, 2017. This report is for the period from January 1, 2017 to December 30, 2017 (“Fiscal 2017”). The Form 10-K/T filed prior to this was for the period from June 1, 2015 to May 31, 2016 (“Fiscal 2016”).

During Fiscal 2017, the Transition Period and Fiscal 2016, the Company generated $192,650, $109,422 and $165,552 of revenue, respectively. During the most recent three months ended December 30, 2017, the Company generated $59,476 of revenue. The Company believes the acquisitions consummated during Fiscal 2017 are performing as expected. We believe that we can continue to grow these businesses and that they will allow us to attract further acquisitions in line with our stated strategic plan of achieving $500 million of annualized revenue.

The Company operates in three countries and currencies; U.S. (U.S. Dollar), U.K. (Pound Sterling) and Canada (Canadian dollar), although its operations in Canada represent less than 0.1% of total revenues. During Fiscal 2017, revenues generated in the UK were approximately 23% of consolidated revenue, and in the Transition Period and Fiscal 2016, revenues generated in the U.K. were approximately 15% and 13%, respectively, of total consolidated revenue.

During the periods being reported, growth in bill rates can be attributed to wage inflation due to lower unemployment and fewer available candidates.  In addition, bill rates in the industrial and office/clerical staffing skill segments have risen due to pass-through of new administrative and health insurance costs related to the Affordable Care Act (ACA) employer mandate which took effect January 1st, 2015. Going forward, minimum wage increases in several states are projected to have a ripple effect of boosting pay and bill rates in the industrial and office/clerical staffing skill segments.

Revenue by Segment

The following table details Revenue and Gross Profit by segment for Fiscal 2017, the Transition Period and Fiscal 2016, respectively:

	Fiscal 2017	Mix	Transition Period	Mix	Fiscal 2016	Mix

Commercial Staffing - US	$96,399	50%	$61,792	56%	$90,331	55%
Professional Staffing - US	51,104	27%	31,551	29%	53,226	32%
Professional Staffing - UK	45,147	23%	16,079	15%	21,995	13%
Total Service Revenue	$192,650		$109,422		$165,552

Commercial Staffing - US	$16,913	46%	$9,966	52%	$13,602	47%
Professional Staffing - US	10,619	29%	5,741	30%	10,282	35%
Professional Staffing - UK	9,209	25%	3,430	18%	5,163	18%
Total Gross Profit	$36,741		$19,137		$29,047

Commercial Staffing - US	17.5%		16.1%		15.1%
Professional Staffing - US	20.8%		18.2%		19.3%
Professional Staffing - UK	20.4%		21.3%		23.5%
Total Gross Margin	19.1%		17.5%		17.5%

Fiscal 2017 compared to the unaudited period January 3, 2016 to December 31, 2016

Due to the Company’s change in year end, the Transition Period is not a direct comparison to Fiscal 2017 due to it being less than a fiscal year. As such, unaudited results of operations for the period January 3, 2016 to December 31, 2016 are provided here for discussion and analysis purposes only.

	Fiscal 2017	% of Revenue	For the Period January 3, 2016 - December 31, 2016 (Unaudited)	% of Revenue	Growth
Revenue	$192,650	100.0%	$181,487	100.0%	6.2%
Direct cost of revenue	155,909	80.9%	149,925	82.6%	4.0%
Gross profit	36,741	19.1%	31,562	17.4%	16.4%
Operating expenses	41,955	21.8%	34,378	18.9%	22.0%
Loss from operations	(5,214)	(2.7)%	(2,816)	(1.6)%	85.2%
Other expenses	(12,345)	(6.4)%	(4,722)	(2.6)%	161.4%
Provision for income taxes	(932)	(0.5)%	(42)	(0.0)%	2119.0%
Net loss	$(18,491)	(9.6)%	$(7,580)	(4.2)%	143.9%

Revenue

For Fiscal 2017, revenue grew 6.2% to $192,650 as compared to $181,487 for the period January 3, 2016 to December 31, 2016. Of that growth, 13.5% was from the acquisitions of CBS Butler and Firstpro, organic decline was 6.5% and 0.8% was from unfavorable foreign currency translation.

Revenue in Fiscal 2017 was comprised of $186,999 of temporary contractor revenue, $5,401 from permanent placement revenue and $250 of other revenue; as compared with revenue for the comparable period comprised of $178,003 temporary contractor revenue, $3,247 of permanent placement revenue and $237 of other revenue.

Direct cost of revenue

Direct cost of revenue includes the variable cost of labor relating to temporary employees as well as sub-contractors and consultants.  For Fiscal 2017 and the period January 3, 2016 to December 31, 2016, direct cost of revenue was $155,509 and $149,925, respectively, or growth of 4.0%, compared to growth in revenue of 6.2%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

For Fiscal 2017 and the period January 3, 2016 to December 31, 2016, gross profit was $36,741 and $31,562, respectively, representing gross margin of 19.1% and 17.4% for each period, respectively. Gross profit grew and gross margin improved, driven by higher revenues, lower workmen’s compensation insurance as percentage of payroll, and $2,154 of higher permanent placement revenue, contributed by Firstpro and CBS Butler, which has a 100% gross margin.

Operating expenses

Operating expenses are principally comprised of revenue generating personnel costs (recruiters and business development), non-revenue generating personnel costs, facility expenses and supplier costs. In Fiscal 2017, operating expenses grew to $41,955 from $34,378 in the comparable period, an increase of 22.0%. Included in that growth are $4,803 of operating expenses associated with Firstpro and CBS Butler; $780 of a restructuring charge associated with reorganizing the Company into three segments and the departure of the former Chief Executive Officer; $4,790 for a goodwill impairment charge associated with our PeopleServe business resulting from declining revenue attributable to our decision to exit low margin business; $2,139 of non-recurring cash costs associated primarily with diligence and closing of the two acquisitions, legal defense costs and the Company’s change of fiscal year end; and, $1,015 higher depreciation and amortization, largely driven by the two acquisitions.

Excluding the goodwill impairment, non-cash charges, non-recurring costs and the restructuring charge, operating expenses grew on an absolute basis from $26,795 to $29,350, or 9.5%, but improved to 79.9% from 84.1% as a percentage of gross profit, respectively.

Other Expenses

Other expenses include interest, amortization of debt discount and deferred financing costs, the change in the fair value of financial instruments and loss on extinguishment of debt. For Fiscal 2017 and for the period January 3, 2016 to December 31, 2016, interest was $3,745 and $2,554, respectively, amortization of debt discount and deferred financing costs were $2,745 and $2,319, respectively, the change in the fair market value of financial instruments was income of $383 and nil, respectively, and the loss on extinguishment of debt was $6,132 and $162, respectively.

Fiscal 2017 compared to the Transition Period

Fiscal 2017 represents a full fiscal year while the Transition Period includes only the seven months June 1, 2016 through December 31, 2016. As such, the main driver of change in any line item is principally driven by the difference in period length.

	Fiscal 2017	% of Revenue	Transition Period	% of Revenue	Growth
Revenue	$192,650	100.0%	$109,422	100.0%	76.1%
Direct cost of revenue	155,909	80.9%	90,285	82.5%	72.7%
Gross profit	36,741	19.1%	19,137	17.5%	92.0%
Operating expenses	41,955	21.8%	20,017	18.3%	109.6%
Loss from operations	(5,214)	(2.7)%	(880)	(0.8)%	492.5%
Other expenses	(12,345)	(6.4)%	(2,965)	(2.7)%	316.4%
Provision for income taxes	(932)	(0.5)%	(16)	(0.0)%	5725.0%
Net loss	$(18,491)	(9.6)%	$(3,861)	(3.5)%	378.9%

Revenue

For Fiscal 2017, revenue grew 76.1% to $192,650 as compared to $109,422 for the Transition Period. Of that growth, $66,885 or 61.1% was as a result of Fiscal 2017 containing 12 months compared to seven months in the Transition Period, organic decline was 7.1%, the acquisitions of CBS Butler and Firstpro contributed 22.3%, and 0.3% was from unfavorable foreign currency translation.

Revenue in Fiscal 2017 was comprised of $186,999 of temporary contractor revenue, $5,401 from permanent placement revenue and $250 of other revenue; as compared with revenue for the Transition Period comprised of $107,429 temporary contractor revenue, $1,840 of permanent placement revenue and $153 of other revenue.

Direct cost of revenue

Direct cost of revenue includes the variable cost of labor relating to temporary employees as well as sub-contractors and consultants.  For Fiscal 2017 and the Transition Period, direct cost of revenue was $155,509 and $90,285, respectively, or growth of 72.7%, compared to growth in revenue of 76.1%, and is further discussed in the gross profit and gross margin comments below.  Of the 72.7% increase in Direct cost of revenue, 60.5% was as a result of Fiscal 2017 containing 12 months compared to seven months in the Transition Period.

Gross profit and gross margin

For Fiscal 2017 and for the Transition Period, gross profit was $36,741 and $19,137, respectively, representing gross margin of 19.1% and 17.5% for each period, respectively.  Gross profit grew and gross margin improved, driven by higher revenues, lower workmen’s compensation insurance as percentage of payroll, and higher permanent placement revenue as a percentage of the total, which has a 100% gross margin, contributed principally by Firstpro and CBS Butler.

Operating expenses

For Fiscal 2017 and for the Transition Period, operating expenses amounted to $41,955 as compared to $20,017 for the Transition Period, an increase of 109.6%.  Of the 109.6% increase, 69.6% was as a result of Fiscal 2017 containing 12 months compared to seven months in the Transition Period.  Further increases to Operating expenses resulted from acquisitions of CBS Butler and Firstpro, the goodwill impairment charge of $4,790, and restructuring expenses of $780 in the Fiscal 2017 operating expenses.

Excluding the goodwill impairment, non-cash charges, non-recurring costs and the restructuring charge, operating expenses grew on an absolute basis from $15,876 to $29,350, but improved to 79.9% from 83.0% as a percentage of gross profit, respectively.

Other Expenses

For Fiscal 2017 and for the Transition Period, interest was $3,745 and $1,382, respectively, amortization of debt discount and deferred financing costs were $2,745 and $1,409, respectively, the change in the fair market value of financial instruments was income of $383 and nil, respectively, and the loss on extinguishment of debt was $6,132 and $162, respectively.

Transition Period compared to the Unaudited Period June 1, 2015 to January 2, 2016

Due to the Company’s change in fiscal year, unaudited results of operations for the period June 1, 2015 to December 26, 2015 is provided here for discussion and analysis purposes only.

	For the Transition Period Ended December 31, 2016	% of Revenue	For the Period June 1, 2015 - January 2, 2016 (Unaudited)	% of Revenue	Growth
Revenue	$109,422	100.0%	$91,432	100.0%	19.7%
Direct cost of revenue	90,285	82.5%	75,116	82.2%	20.2%
Gross profit	19,137	17.5%	16,316	17.8%	17.3%
Operating expenses	20,017	18.3%	17,118	18.7%	16.9%
Loss from operations	(880)	(0.8)%	(802)	(0.9)%	9.7%
Other expenses	(2,965)	(2.7)%	(3,111)	(3.4)%	(4.7)%
(Provision) benefit for income taxes	(16)	(0.0)%	9	0.0%	(280.5)%
Net loss	$(3,861)	(3.5)%	$(3,904)	(4.3)%	(1.1)%

Revenue

For the Transition Period, revenue grew 19.7% to $109,422 as compared to $91,432 for the period June 1, 2015 to January 2, 2016. Of that growth, 11.1% was organic, 9.2% was from the acquisitions of Lighthouse Placement Services, LLC (“Lighthouse”), and The JM Group Limited (the “The JM Group”), and 0.6% was from unfavorable foreign currency translation.

Revenue for the Transition Period was comprised of $107,429 temporary contractor revenue, $1,840 of permanent placement revenue and $153 of other revenue; as compared with revenue for the comparable period comprised of $89,361 temporary contractor revenue, $1,965 of permanent placement revenue and $106 of other revenue.

Direct cost of revenue

Direct cost of revenue includes the variable cost of labor relating to temporary employees as well as sub-contractors and consultants. For the Transition Period ended December 31, 2016 and the period June 1, 2015 to January 2, 2016, direct cost of revenue was $90,285 and $75,116, respectively, or growth of 20.2%, compared to growth in revenue of 19.7%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Gross profit for the Transition Period and the period June 1, 2015 to January 2, 2016 was $19,137 and $16,316, respectively, representing gross margin of 17.5% and 17.8% for each period, respectively. The decrease in margin is primarily attributable to the acquisition of The JM Group and strong organic growth in the Light Industrial segment (both at lower margins than the Company’s historical average).

Operating expenses

For the Transition Period, operating expenses amounted to $20,017 as compared to $17,118 for the period June 1, 2015 to January 2, 2016, an increase of $2,899 or 16.9%. Total operating expenses increased on an absolute basis, mainly resulting from the acquisition of Lighthouse and The JM Group, partially offset by decreases in professional fees and non-cash compensation expenses. However, as a percentage of revenue, these amounts were an improvement from 18.7% for the period June 1, 2015 to January 2, 2016 to 18.3% for the Transition Period.

Excluding the goodwill impairment, non-cash charges, non-recurring costs and the restructuring charge, operating expenses grew on an absolute basis from $14,082 to $15,876, an improvement to 83.0% from 86.3% as a percentage of gross profit, respectively.

Other Expenses

For the Transition Period and for the period June 1, 2015 to January 2, 2016, Other Expenses primarily includes interest and financing expense of $2,791 and $1,947, respectively, other expense (income) of $162 and $(39), respectively and other restructuring costs totaling $10 and $12, respectively. The restructuring charges incurred during 2016 were residual charges resulting from the Company’s implementation of its Restructuring Plan during 2015.

Fiscal 2016 compared to the fiscal year ended May 31, 2015

As neither Fiscal 2017, nor the Transition Period are comparable to Fiscal 2016 resulting from the Company’s change in fiscal year, the fiscal year ended May 31, 2015 is provided here for discussion and analysis purposes only.

	For the Fiscal Years Ended May 31,
	2016	% of Revenue	2015	% of Revenue	Growth
Revenue	$165,552	100.0%	$128,829	100.0%	28.5%
Direct cost of revenue	136,505	82.5%	106,281	82.5%	28.4%
Gross profit	29,047	17.5%	22,548	17.5%	28.8%
Operating expenses	32,564	19.7%	30,017	23.3%	8.5%
Loss from operations	(3,517)	(2.1)%	(7,469)	(5.8)%	(52.9)%
Other expenses	(4,870)	(2.9)%	(10,094)	(7.8)%	(51.8)%
(Provision) benefit for income taxes	(17)	(0.0)%	60	0.0%	(128.3)%
Net Loss From Discontinued Operations	—	0.0%	(47)	(0.0)%	(100.0)%
Net loss	$(8,404)	(5.1)%	$(17,550)	(13.6)%	(52.1)%

Revenue

For Fiscal 2016, revenue grew 28.5% to $165,552 as compared to $128,829 for the fiscal year ended May 31, 2015. Of that growth, 7.1% was organic, 21.8% was from the acquisition of The JM Group, and 0.4% was from foreign currency translation.

Direct cost of revenue

Direct cost of revenue includes the variable cost of labor relating to temporary employees as well as sub-contractors and consultants. For Fiscal 2016 and the fiscal year ended May 31, 2015, cost of revenue was $136,505 and $106,281, respectively, or growth of 28.4%, which is consistent with the change in revenue.

Gross profit and gross margin

Gross profit for Fiscal 2016 and the fiscal year ended May 31, 2015 was $29,047 and $22,548, respectively, representing gross margin of 17.5% for both years. While business mix changed during the year with the addition of Lighthouse and The JM Group (at higher and lower margins respectively than the Company’s historical average), underlying margins were approximately in line with the prior year.

Operating expenses

For Fiscal 2016, operating expenses amounted to $32,564 as compared to $30,017 for the fiscal year ended May 31, 2015, an increase of $2,547 or 8.5%. Total operating expenses increased on an absolute basis, mainly resulting from the acquisition of Lighthouse and The JM Group. However, as a percentage of revenue, these amounts were an improvement from 23.3% for the fiscal year ended May 31, 2015 to 19.7% for Fiscal 2016.

While cash operating expenses grew on an absolute basis from $23,958 to $28,601 for the fiscal years ended May 31, 2015 and Fiscal 2016, respectively, this represents a significant decline as a percentage of revenue from 18.6% to 17.3% for the same periods.

Other Expenses

For Fiscal 2016 and the fiscal year ended May 31, 2015, Other Expenses primarily includes interest and financing expense of $5,343 and $5,866, respectively, other income of $566 and $142, respectively and other restructuring costs totaling $21 and $5,635, respectively. The restructuring charges in 2016 were residual charges resulting from the Company’s implementation of its Restructuring Plan during 2015.

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

We present the following non-GAAP financial measure and KPIs in this report:

Adjusted EBITDA This measure is defined as net loss before: interest expense, benefit from (provision for) income taxes; other (income) expense, net, in operating income (loss); amortization and impairment of identifiable intangible assets; impairment of goodwill; depreciation; operational restructuring and other charges; other income (expense), net, below operating income (loss); non-cash expenses associated with stock compensation; and charges the Company considers to be non-recurring in nature such as legal expenses associated with litigation, professional fees associated potential and completed acquisitions. We use this measure because we believe it provides a more meaningful understanding of the profit and cash flow generation of the Company.

The following table provides a reconciliation of Adjusted EBITDA for Fiscal 2017, the Transition Period and Fiscal 2016 to its most directly comparable GAAP measure:

	Fiscal 2017	Transition Period	Fiscal 2016
Net loss	$(18,491)	$(3,861)	$(8,404)

Interest expense	3,745	1,382	2,699
Provision for income taxes	932	16	17
Depreciation and amortization (1)	6,311	3,182	5,508
EBITDA	$(7,503)	$719	$(180)

Acquisition, capital raising and other non-recurring expenses (2)	2,139	1,670	3,665
Other non-cash charges (3)	1,330	698	1,099
Loss (Gain) on extinguishment of debt, net	6,132	162	(566)
Restructuring charges	780	—	—
Impairment of goodwill	4,790	—	—
Other income / (expense)	(277)	12	93
Adjusted EBITDA	$7,391	$3,261	$4,111

Trailing Twelve Months ("TTM") Adjusted EBITDA	$7,391	$5,074	$4,111

Pro Forma TTM Adjusted EBITDA (4)	$10,847	10,058	$9,669

Gross Profit	$36,741	$19,137	$29,047

Adjusted operating expenses (5)	$29,350	$15,876	$24,936
Adjusted operating expenses percentage of gross profit	79.9%	83.0%	85.8%

(1)	Includes amortization of debt issuance costs included in other expenses.
(2)

Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business.

(3)	Other non-cash charges primarily relate to stock-based compensation for employees and to directors for board services, in addition to consideration paid for consulting services.
(4)	Pro Forma TTM Adjusted EBITDA includes the Adjusted EBITDA of acquisitions for the period prior to the acquisition date.

(5)  Adjusted operating expenses are defined as the operating expenses of the Company derived from the difference between Gross Profit and Adjusted EBITDA.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of the Company’s efficiency in converting incremental gross profit into Adjusted EBITDA.

The following table details the Company’s Operating Leverage for the trailing twelve-month periods ended December 30, 2017, December 31, 2016, and May 31, 2016:

	Trailing Twelve Months as of
	December 30, 2017	December 31, 2016

Gross Profit - TTM (Current Period)	$36,741	$29,047
Gross Profit - TTM (Prior Period)	29,047	25,276
Gross Profit - Growth	$7,694	$3,771

Adjusted EBITDA - TTM (Current Period)	$7,391	$5,074
Adjusted EBITDA - TTM (Prior Period)	5,074	2,670
Adjusted EBITDA - Growth	$2,317	$2,404

Operating Leverage	30.1%	63.7%

Leverage Ratio Calculated as Total Long-Term Debt, Net, gross of any Deferred Financing Cost and Debt Discount, plus Earnouts, less assets held against Long Term Debt, divided by Adjusted EBITDA for the trailing twelve-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

The following table details the Company’s Leverage Ratio as of December 30, 2017 and December 31, 2016, respectively:

	December 30, 2017	December 31, 2016

Total Long-Term Debt, Net	$38,994	$7,636
Addback: Total Debt Discount and Deferred Financing Costs	1,260	1,374
Earnouts	5,029	2,347
Less: Surety Bond	—	(1,405)
Total Long-Term Debt	$45,283	$9,952

TTM Adjusted EBITDA	$7,391	$5,074

Pro Forma TTM Adjusted EBITDA	$10,847	$10,058

Leverage Ratio	6.13x	1.96x

Pro Forma Leverage Ratio	4.17x	0.99x

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we have funded our operations through promissory notes, bonds, convertible notes, private placement offerings and from advances from our majority shareholders/officers/directors. On May 11, 2017, we entered into an At-The-Market Offering Agreement with Joseph Gunnar & Co., LLC (the “ATM Facility”). The ATM Facility allows us to sell common stock from time to time in an at-the-market public offering pursuant to our shelf registration statement on Form S-3 (File No. 333-208910), which was previously declared effective by the SEC, and a related prospectus. In Fiscal 2017, we raised $441 pursuant to the ATM Facility. In addition, during Fiscal 2017, we raised a total of $40,000 from Jackson Investment Group, LLC (see below for further discussion).

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

As a result of our recent financings, we believe that we will be able to fund our operations, implement our business plan and pursue the acquisition of a broad spectrum of staffing companies through the next twelve months. However, we may need to raise additional capital to pursue growth opportunities, improve our infrastructure or otherwise make investments in assets and personnel that will allow us to remain competitive. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a potential downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

The U.S. government has enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

For Fiscal 2017, the Company had a working capital deficiency of $11,374, an accumulated deficit of $65,142, and a net loss of $18,491.  The Company has total debt of $254 coming due in the next 12 months. The Company has the following debt balances:

	Fiscal 2017	Transition Period

Bonds	$—	$50
Convertible Notes	—	5,632
Promissory Notes	—	609
Term Loans	40,254	2,719
Total Debt	$40,254	$9,010

On September 15, 2017, the Company entered into a $40,000 note agreement with Jackson. The proceeds of the sale of the secured note were used to repay the existing subordinated notes previously issued to Jackson pursuant to the existing note purchase agreement in the aggregate principal amount of $11,165 and to fund a portion of the purchase price consideration of the Firstpro Acquisition and the CBS Butler Acquisition and repay certain other outstanding indebtedness of the Company. The maturity date for the amounts due under the Jackson Note is September 15, 2020.  The Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder.

The Company paid a closing fee of $1,000 in connection with its entry into the note purchase agreement and agreed to issue 450,000 shares of the Company’s common stock as a closing commitment fee.  The Jackson Note resulted in the extinguishment of the old notes of $11,165 and recording of the new debt of $40,000 and debt issue costs of $1,251. The Company recorded a $4,777 loss upon extinguishment. The Company has estimated that the stated value of the new debt approximates fair value as the stated interest rate is consistent with prevailing market rates.

On February 8, 2018, CBS Butler, Longbridge and The JM Group, entered into a new arrangement with HSBC which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of

12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Funds received from this new arrangement were used to pay the $254 outstanding balance of the ABN AMRO term loan in full.

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued. As discussed above, the Company completed financing of a $40,000 term loan with Jackson, which among other outcomes, significantly alters the Company’s debt service obligations prospectively. The Company believes it can meet its obligations in the next 12 months from the date these financial statements are issued.

Operating activities

Cash used in operations was $7,233 for the Fiscal 2017. The Company’s principal source of financing for its operation is its accounts receivable lines of credit which is included in financing activities.  During Fiscal 2017, net draws from such lines of credit were $8,079. Net cash used on operating activities was primarily attributable to the net loss of $18,491, which primarily related to changes in operating assets and liabilities totaling $6,978, offset by non cash adjustments of $18,236. Changes in operating assets and liabilities relates to a decrease in accounts payable and accrued expenses of $4,606, an increase in accounts receivable of $2,502, a decrease in other current liabilities of $301 and an increase in prepaid expenses and other current assets of $821; offset by an increase in other long term liabilities of $1,003 and decrease in other assets of $287. Non-cash addbacks of $18,236 primarily relates to loss on extinguishment of debt of $6,132, impairment of goodwill of $4,790, amortization of identifiable intangible assets of $3,164, amortization of debt discount and deferred financing of $2,745, stock based compensation of $1,386, and depreciation expense of $402, offset by a change in fair value of warrant liability of $383.

For the Transition Period, net cash used in operations was $1,208.  The Company’s principal source of financing for its operation is its accounts receivable lines of credit which is included in financing activities.  During the Transition Period, net draws from such lines of credit were $1,739.  Net cash used was primarily attributable to the net loss of $3,861, changes in operating assets and liabilities totaling ($1,232), offset by non-cash addbacks of $3,885. Changes in operating assets and liabilities primarily relate to an increase in accounts receivable of $1,896, an increase in other assets of $627, offset by a decrease in prepaid expenses of $399, an increase in accounts payable and accrued expenses of $542, and increase in other of $380. Non-cash addbacks of $3,885 primarily relates to depreciation and amortization of $1,773, amortization of debt discount and deferred financing costs of $1,409, share based compensation totaling $655, loss on settlement of debt of $162, offset by other of $114.

For Fiscal 2016, net cash provided by operations was $2,094. The Company’s principal source of financing for its operation is its accounts receivable lines of credit which is included in financing activities.  During Fiscal 2016, net draws from such lines of credit were $850.  Net cash provided by operating activities was primarily attributable to the net loss of $8,404 offset by changes in operating assets and liabilities totaling $4,231, offset by non-cash addbacks of $6,267. Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $2,098, a decrease in prepaid expenses of $55, an increase in accounts payable and accrued expenses of $2,800, an increase in other long-term liabilities of $388; offset by an increase in other assets of $637, and decrease in accounts payable – related party of $175. Non-cash addbacks are principally comprised of $5,508 of depreciation and amortization, share based compensation totaling $1,171, and other of $154, offset by gain on settlement of debt of $566.

Investing activities

Net cash flows used in investing activities for Fiscal 2017 was $21,588 and is due to the acquisitions of CBS Butler and FirstPro, , net of cash acquired, totaling $20,890 and purchase of property and equipment of $698.

For the Transition Period, net cash flows used in investing activities was $1,167 and was attributable to payments to sellers of Lighthouse and JM Group of $946 and purchases of property and equipment of $221.

For Fiscal 2016, net cash flows used in investing activities was $5,130 and was attributable to purchases of property and equipment of $205, posting of surety bond of $1,405, and acquisition of businesses, net of cash acquired, of $3,520.

Financing activities

Net cash flows provided by financing activities totaled $31,273 in Fiscal 2017 and was attributable to proceeds from related party term loans totaling $50,165, proceeds from net accounts receivable financing of $8,079, proceeds from convertible notes of $400 and proceeds from our At-the-Market facility of $441; offset by repayments on term loans totaling $15,141 (including related party term loan payments of $11,165), repayment of convertible notes of $6,635, third party financing costs of $2,354, redemption of Series D preferred stock of $1,500, payments towards earn outs of $1,125, dividends paid to related party of $566, repayment of promissory notes of $441 and repayment of bonds of $50.

For the Transition Period, net cash flows provided by financing activities totaled $1,058 and was attributable to proceeds private placements of $2,495, proceeds from accounts receivable financing of $1,739, proceeds from promissory notes issued of $670, offset by repayments of promissory notes of $2,607, repayment of accounts receivable over advance of $863, financing costs associated with private placements of $274 and payments for earn outs of $102.

For Fiscal 2016, net cash flows provided by financing activities totaled $4,986 and was attributable to proceeds private placements of $2,851, proceeds from accounts receivable financing of $850, proceeds from promissory notes issued of $1,990, proceeds from convertible notes of $4,742, proceeds from accounts receivable over advance of $863, offset by repayments of promissory notes of $3,115, repayment of convertible notes of $664, repayment of bonds of $1,102, financing costs associated with private placements of $1,269, and payment of earn outs of $160.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management believes the Company’s critical accounting policies and estimates to be:

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense.

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

Level 1:Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for periods fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company early adopted this guidance during impairment testing performed as of October 1, 2017. Refer to Goodwill footnote for details on goodwill impairment recognized

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2017, the Transition Period and Fiscal 2016, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for annual periods fiscal years beginning after December 15, 2019. The Company early adopted this guidance during impairment testing performed on October 1, 2017.

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation”, regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. There is no material impact to the financial statements as a result of the adoption of this pronouncement.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations” (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”, clarifying the implementation guidance on identifying performance obligations and licensing. The amendments in this ASU clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09.

The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method.  Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

The Company has completed its assessment of the impact of adopting ASC 606 effective January 1, 2018, and concluded there will be no impact on our financial position, results of operations or cash flows and will not have a significant impact on our internal controls over financial reporting. The Company is still assessing the impact the adoption of the standard will have on the new required disclosures, which will be finalized for the first quarter of 2018, which will include enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard as applicable to the Company’s operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 30, 2017 and December 31, 2016	F-3

Consolidated Statements of Operations for the fiscal year ended December 30, 2017, for the transition period June 1, 2016 to December 31, 2016, and for fiscal year ended May 31, 2016	F-4

Consolidated Statements of Comprehensive Loss for the fiscal year ended December 30, 2017, for the transition period June 1, 2016 to December 31, 2016, and for the fiscal year ended May 31, 2016	F-5

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the fiscal year ended December 30, 2017, the transition period June 1, 2016 to December 31, 2016, and for the fiscal year ended May 31, 2016

F-7

Consolidated Statements of Cash Flows for the fiscal year ended December 30, 2017, for the transition June 1, 2016 to December 31, 2016, and for the fiscal year ended May 31, 2016	F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Staffing 360 Solutions, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Staffing 360 Solutions, Inc. (the “Company”) as of December 30, 2017, the related consolidated statement of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

New York, New York

March 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Staffing 360 Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. (the “Company”) as of December 31, 2016 and the related consolidated statements of operations, comprehensive loss, statements of changes in equity and cash flows for the transition period ended December 31, 2016 and the year ended May 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staffing 360 Solutions, Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for the transition period ended December 31, 2016 and the year ended May 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

New York, NY

April 12, 2017, except for Note 3 dated March 29, 2018

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	As of Fiscal 2017	As of Transition Period
ASSETS
Current Assets:
Cash	$3,100	$650
Accounts receivable, net	33,392	22,274
Prepaid expenses and other current assets	1,443	613
Total Current Assets	37,935	23,537

Property and equipment, net	1,618	919
Goodwill	27,169	15,779
Identifiable Intangible assets, net	17,145	9,149
Other assets	2,881	4,573
Total Assets	$86,748	$53,957
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$16,709	$18,110
Current portion of long term debt	245	3,639
Dividends payable - related party	—	366
Accounts receivable financing	25,983	15,605
Other current liabilities	6,372	1,274
Total Current Liabilities	49,309	38,994

Term loan - related party, net	38,749	3,997
Warrant Liability	1,426	—
Other long-term liabilities	4,049	2,688
Total Liabilities	93,533	45,679

Series D Preferred Stock, 5,000 designated, $0.00001 par value, $10,000 stated value; 0 and 93 shares issued and outstanding, respectively	—	884

Commitments and contingencies	—	—

Stockholders' (Deficit) Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, related party, 1,663,008 designated, $0.00001 par value, $1.00 stated value, 1,663,008 shares issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	—	—
Series B Preferred Stock, 200,000 designated, $0.00001 par value, $10.00 stated value, 0 and 0 shares issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	—	—
Series C Preferred Stock, 2,000,000 designated, $0.00001 par value, $1.00 stated value, 0 and 0 shares issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.00001 par value, 40,000,000 shares authorized; 3,909,114 and 1,827,960 shares issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	57,574	53,190
Accumulated other comprehensive income	783	855
Accumulated deficit	(65,142)	(46,651)
Total Stockholders' (Deficit) Equity	(6,785)	7,394
Total Liabilities, Mezzanine Equity and (Deficit) Equity	$86,748	$53,957

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

	Fiscal 2017	Transition Period	Fiscal 2016
Revenue	$192,650	$109,422	$165,552

Cost of revenue	155,909	90,285	136,505

Gross Profit	36,741	19,137	29,047

Operating Expenses:
Selling, general and administrative expenses	32,819	18,244	29,700
Depreciation and amortization	3,566	1,773	2,864
Impairment of goodwill	4,790	—	—
Operating expenses - restructuring	780	—	—
Total Operating Expenses	41,955	20,017	32,564

Loss From Operations	(5,214)	(880)	(3,517)

Other (Expenses) Income:
Interest expense	(3,745)	(1,382)	(2,699)
Amortization of beneficial conversion feature	—	(430)	(727)
Amortization of debt discount and deferred financing costs	(2,745)	(979)	(1,917)
Change in fair value of warrant liability	383	—	—
Loss on extinguishment of debt, net	(6,132)	(162)	566
Other expense	(106)	(12)	(93)
Total Other Expenses	(12,345)	(2,965)	(4,870)

Loss Before Provision For Income Tax	(17,559)	(3,845)	(8,387)

Provision for income taxes	(932)	(16)	(17)

Net Loss	(18,491)	(3,861)	(8,404)

Net income attributable to non-controlling interest	—	—	28

Net Loss Before Preferred Share Dividends	(18,491)	(3,861)	(8,432)

Dividends - Series A preferred stock - related party	200	116	200
Deemed Dividends - Series D preferred stock	2,009	1,660	—

Net loss Attributable to Common Stock Holders	$(20,700)	$(5,637)	$(8,632)

Basic and Diluted Net Loss per Share:

Net Loss	$(6.60)	$(2.47)	$(8.78)

Net Loss Attributable to Common Stock Holders Per Share	$(7.39)	$(3.60)	$(8.99)

Weighted Average Shares Outstanding – Basic and Diluted	2,801,831	1,564,794	959,999

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

	Fiscal 2017	Transition Period	Fiscal 2016
Net Loss	$(18,491)	$(3,861)	$(8,404)

Other Comprehensive Income
Foreign exchange translation	(72)	696	186
Comprehensive Loss Attributable to the Company	$(18,563)	$(3,165)	$(8,218)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Accumulated Deficit	Total Equity
	Series D		Series A		Series B		Series C		Common Stock
Balance May 31, 2015	—	$—	1,663,008	$—	—	$—	—	$—	873,785	$—	$42,834	$(27)	$1,053	$(34,358)	$9,502
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	93,353	—	1,171	—	—	—	1,171
Convertible notes	—	—	—	—	—	—	—	—	25,000	—	507	—	—	—	507
Acqusition of subsidiary	—	—	—	—	—	—	—	—	20,492	—	700	—	—	—	700
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	1,105	—	—	—	1,105
Fair value of warrants issued	—	—	—	—	—	—	—	—	—	—	413	—	—	—	413
Extensions of convertible bonds - Series A	—	—	—	—	—	—	—	—	875	—	24	—	—	—	24
Extensions of convertible bonds - Series B	—	—	—	—	—	—	—	—	550	—	12	—	—	—	12
Extension of Series B bond offerings	—	—	—	—	—	—	—	—	5,946	—	114	—	—	—	114
Convertible notes (preferred shares issued)	—	—	—	—	133,000	—	—	—	—	—	315	—	—	—	315
Promissory notes	—	—	—	—	—	—	—	—	5,000	—	65	—	—	—	65
Private placement	—	—	—	—	—	—	—	—	177,741	—	2,090	—	—	—	2,090
Private placement (preferred shares issued)	—	—	—	—	—	—	175,439	—	—	—	460	—	—	—	460
Tender offer	—	—	—	—	—	—	—	—	32,895	—	(18)	—	—	—	(18)
Warrant exchange	—	—	—	—	—	—	—	—	25,711	—	(430)	—	—	—	(430)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	186	—	—	186
Non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	28	—	28
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	981	—	(1,081)	—	(100)
Dividends - Preferred Stock - Series A	—	—	—	—	—	—	—	—	—	—	(200)	—	—	—	(200)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,432)	(8,432)
Balance May 31, 2016	—	$—	1,663,008	$—	133,000	$—	175,439	$—	1,261,349	$—	$50,143	$159	$—	$(42,790)	$7,512

The accompany notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Accumulated Deficit	Total Equity
	Series D		Series A		Series B		Series C		Common Stock
Balance May 31, 2016	—	$—	1,663,008	$—	133,000	$—	175,439	$—	1,261,349	$—	$50,143	$159	$—	$(42,790)	$7,512
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	12,170	—	655	—	—	—	655
Acquisition of subsidiary	—	—	—	—	—	—	—	—	4,000	—	20	—	—	—	20
Convertible notes	—	—	—	—	(133,000)	—	—	—	26,600	—	—	—	—	—	—
Extension of convertible notes	—	—	—	—	—	—	—	—	178,182	—	1,149	—	—	—	1,149
Extension of convertible notes - Series B	—	—	—	—	—	—	—	—	250	—	2	—	—	—	2
Private placement	—	—	—	—	—	—	—	—	42,129	—	426	—	—	—	426
Conversion of private placement		—	—	—	—	—	(175,439)	—	35,088	—	—	—	—	—	—
Private placement - Series D Preferred Stock	211	2,000	—	—	—	—	—	—	—	—	(205)	—	—	—	(205)
Series D Conversions	(118)	(1,116)	—	—	—	—	—	—	94,165	—	1,116	—	—	—	1,116
Paid in capital - Series D Preferred Stock	—	—	—	—	—	—	—	—	174,027	—	1,660	—	—	—	1,660
Deemed dividends - Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	(1,660)	—	—	—	(1,660)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	696	—	—	696
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	(116)	—	—	—	(116)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,861)	(3,861)
Balance December 31, 2016	93	$884	1,663,008	$—	—	$—	—	$—	1,827,960	$—	$53,190	$855	$—	$(46,651)	$7,394

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Non-controlling interest	Accumulated Deficit	Total Equity
	Series D		Series A		Series B		Series C		Common Stock
Balance December 31, 2016	93	$884	1,663,008	$—	—	$—	—	$—	1,827,960	$—	$53,190	$855	—	$(46,651)	$7,394
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	395,720	—	1,386	—	—	—	1,386
Acquisition of CBS Butler	—	—	—	—	—	—	—	—	100,000	—	430	—	—	—	430
Convertible notes	—	—	—	—	—	—	—	—	120,000	—	498	—	—	—	498
Term loans	—	—	—	—	—	—	—	—	945,581	—	2,527	—	—	—	2,527
At-Market-Facility	—	—	—	—	—	—	—	—	125,253	—	367	—	—	—	367
Series D Conversions	(31)	(297)	—	—	—	—	—	—	25,035	—	297	—	—	—	297
Paid in capital - Series D Preferred Stock	—	—	—	—	—	—	—	—	309,565	—	880	—	—	—	880
Deemed dividends - Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	(2,009)	—	—	—	(2,009)
Redemption - Series D Preferred Stock	(62)	(587)	—	—	—	—	—	—	60,000	—	208	—	—	—	208
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	(200)	—	—	—	(200)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	(72)	—	—	(72)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,491)	(18,491)
Balance December 30, 2017	—	$—	1,663,008	$—	—	$—	—	$—	3,909,114	$—	$57,574	$783	$—	$(65,142)	$(6,785)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal 2017	Transition Period	Fiscal 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,491)	$(3,861)	$(8,404)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	402	181	232
Amortization of identifiable intangible assets	3,164	1,592	2,632
Amortization of debt discount and deferred financing costs	2,745	1,409	2,644
Impairment of goodwill	4,790	—	—
Loss (gain) on extinguishment of debt, net	6,132	162	(566)
Stock based compensation	1,386	655	1,171
Change in fair value of warrant liability	(383)	—	—
Other	—	(114)	154
Changes in operating assets and liabilities:
Accounts receivable	(2,502)	(1,896)	2,098
Prepaid expenses and other current assets	(821)	399	55
Other assets	287	(627)	(637)
Accounts payable and accrued expenses	(4,606)	542	2,800
Accounts payable - Related parties	—	—	(175)
Other current liabilities	(301)	30	(10)
Other long-term liabilities	1,003	(60)	388
Other, net	(38)	380	(288)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,233)	(1,208)	2,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(20,890)	—	(3,520)
Acquisition - payments due to seller	—	(946)	—
Posting of surety bond	—	—	(1,405)
Purchase of property and equipment	(698)	(221)	(205)
NET CASH USED IN INVESTING ACTIVITIES	(21,588)	(1,167)	(5,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third-party financing costs	(2,354)	(274)	(1,269)
Payments for earn-outs	(1,125)	(102)	(160)
Proceeds from term loans - related party	50,165	—	—
Repayment of term loans - related party	(11,165)	—	—
Repayment of term loans	(3,976)	—	—
Proceeds from convertible notes	400	—	4,742
Repayment of convertible notes	(6,635)	—	(664)
Proceeds from promissory notes	—	670	1,990
Repayment of promissory notes	(441)	(2,607)	(3,115)
Proceeds from accounts receivable financing, net	8,079	1,739	850
Proceeds (prepayment) from overadvance of accounts receivable financing	—	(863)	863
Proceeds from private placements	—	2,495	2,851
Dividends - related party	(566)	—	—
Purchase of Series D Preferred Stock	(1,500)	—	—
Proceeds from At-Market-Facility	441	—	—
Repayment of bonds	(50)	—	(1,102)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,273	1,058	4,986

NET INCREASE (DECREASE) IN CASH	2,452	(1,317)	1,950

Foreign currency translation	(2)	(2)	—

CASH - Beginning of period	650	1,969	19

CASH - End of period	$3,100	$650	$1,969

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation, which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012. On June 15, 2017, the Company reincorporated in the State of Delaware. We are a rapidly growing public company in the international staffing sector. Our high-growth business model is based on finding and acquiring, suitable, mature, profitable, operating, domestic and international staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration (“Professional”) and light industrial (“Commercial”) disciplines.

The Company effected a one-for-ten reverse stock split on September 17, 2015 and a one-for-five reverse stock split on January 3, 2018. All share and per share information in these consolidated financial statements has been retroactively adjusted to reflect this reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars. All amounts are in thousands, except share and par values, unless otherwise indicated.

The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

Change of Year End

On February 28, 2017, the board of directors (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53-week year ending on the Saturday closest to the 31st of December, effective December 31, 2016. On April 12, 2017, the Company filed a transition report (“Transition Report”), Form 10-K/T, for the period from June 1, 2016 through December 31, 2016, (“Transition Period”). Following this Transition Report, we will file annual reports for each twelve-month period ending on the Saturday closest to December 31 of each year beginning with December 30, 2017. This report is for the period from January 1, 2017 to December 30, 2017 (“Fiscal 2017”). The Form 10-K/T filed prior to this was for the period from June 1, 2015 to May 31, 2016 (“Fiscal 2016”).

Acquisitions

On September 15, 2017, Staffing 360 Georgia, LLC (“Staffing Georgia”), a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Firstpro Inc. (“FPI”), Firstpro Georgia, LLC (“FPL”), and certain individuals, pursuant to which the FPI and FPL sold substantially all of their assets to Staffing Georgia (“Firstpro Acquisition”). The purchase price was $8,000, of which, (a) $4,500 was paid at closing, (b) $825 is payable in quarterly installments of $75 beginning on October 1, 2017, and (c) $2,675 is payable annually in three equal installments beginning on September 15, 2018.

On September 15, 2017, the Company and Longbridge Recruitment 360 Limited (“Longbridge”), a wholly-owned subsidiary of the Company, entered into an agreement (“Share Purchase Agreement”) with the holders of share capital of CBS Butler Holdings Limited (“CBS Butler”) and an agreement (“Option Purchase Agreement”) with the holders of outstanding options of CBS Butler, pursuant to which the holders of the share capital of CBS Butler and holders of outstanding options of CBS Butler sold all of their shares and options of CBS Butler to Longbridge (the “CBS Butler Acquisition”), in exchange for (i) an aggregate cash payment of £13,810, (ii) an aggregate of 100,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £4,214 (payable in December 2018, based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement.

To finance the above transactions, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”), a related party, on September 15, 2017. The Company, as borrower, and certain domestic subsidiaries of the Company, as guarantors,

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

entered into an amended and restated note purchase agreement with Jackson, as lender (the “A&R Note Purchase Agreement”), pursuant to which Jackson made a senior debt investment of $40,000 in the Company in exchange for a senior secured note in the principal amount of $40,000 (the “Jackson Note”). The proceeds of the sale of the secured note were used to (i) repay the existing subordinated notes previously issued to Jackson in the aggregate principal amount of $11,165, (ii) to fund the upfront cash portion of the purchase price consideration of the Firstpro Acquisition and the CBS Butler Acquisition, (iii) to repay substantially all other outstanding indebtedness of the Company and (iv) general working capital purposes. The maturity date for the Jackson Note is September 15, 2020.  The Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder. The Company may prepay the amounts due on the Jackson Note in whole or in part from time to time, without penalty or premium, subject to the conditions set forth in the A&R Note Purchase Agreement, and such prepayments, depending on the timing of the prepayments, may result in a discount on the principal amount to be prepaid as set forth in the A&R Note Purchase Agreement.

The Company paid a closing fee of $1,000 in connection with its entry into the A&R Note Purchase Agreement and agreed to issue 450,000 shares of the Company’s common stock as a closing commitment fee.  These shares were subject to registration rights in favor of Jackson and included in a new resale registration statement filed by the Company.

In accordance with ASC 470 “Debt”, the Jackson Note resulted in the extinguishment of the old notes of $11,165 and recording of the new debt of $40,000 at fair value. The Company recorded $4,764 loss upon extinguishment of debt, and deferred debt issuance costs of $1,385 to be amortized over the term of the new loan.

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

On April 29, 2016, the Company entered into an Agreement whereby it purchased the remaining 51% of ownership of PRS. The purchase was recorded in the consolidated balance sheet as a $981 increase in paid in capital and a $1,081 reduction in non-controlling interest. On the date of the Agreement, the Company paid cash of $101 to the PRS shareholder. Upon payment the Company owned 100% of PRS and will no longer report non-controlling interest for PRS.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2017, the Transition Period and Fiscal 2016, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

Reclassifications

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Revenue Recognition

Through Fiscal 2017, the company recognized revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Refer to the recent accounting pronouncements below for further details on assessment of the impact of adopting FASB ASC Topic 606.

Taxes Collected from Customers and Remitted to Governmental Agencies

The Company records taxes on customer transactions due to governmental agencies as a receivable and a liability on the consolidated balance sheets. Sales taxes are recorded net on the consolidated statement of operations.

Advertising Costs

Costs for advertising are expensed when incurred. Advertising expenses for the Company were $815, $454, and $771 for Fiscal 2017, the Transition Period, and Fiscal 2016, respectively.

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

The determination of when the Company accrues for severance and related costs depends on whether the termination benefits are provided under a one-time benefit arrangement or under an ongoing benefit arrangement. Where the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, it recognizes severance costs when they are both probable and estimable. Costs associated with restructuring actions that include one-time severance benefits are only recorded once a liability has been incurred, including when management with the proper level of authority has committed to a restructuring plan and the plan has been communicated to employees. These charges are included in operational restructuring and other charges on the consolidated statements of operations. Other charges include knowledge transfer costs directly related to the restructuring initiatives and are expensed as incurred. On December 22, 2017, the Company announced the departure of Mr. Briand, former Chief Executive Officer, effective January 31, 2018, as such the company has recorded severance costs in the form of a restructuring charge of $780 to terminate and exit Mr. Briand’s contract.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at the end of Fiscal 2017 or the Transition Period.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

off after all efforts to collect have been exhausted. As of the end of Fiscal 2017 and the Transition Period, the Company had an allowance for doubtful accounts of $159 and $372, respectively.

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense.

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

Deferred Financing Costs

Costs incurred in connection with obtaining certain financing are deferred and amortized on an effective interest method basis over the term of the related obligation. In accordance with Accounting Standards Update (“ASU”) 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs”, debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount.

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

There were no Level 1or 2 assets or liabilities or Level 3 assets in any period. The Company’s Level 3 liabilities were its warrants issued to Jackson and contingent consideration. The Company has accounted for the warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The tables below represents a rollforward of the Level 3 warrant liability and contingent consideration:

Warrant Liability
Balance at December 31, 2016	$-
Fair value at issuance - January 2017	1,521
Fair value at issuance - April 2017	288
Change in fair value	(383)
Balance at December 30, 2017	$1,426

Contingent Consideration
Balance at May 31, 2015	$1,558
Payments	(160)
Acquisition of the JM Group	1,180
Translation	63
Balance at May 31, 2016	$2,641
Change in fair value	946
Payments	(1,048)
Translation	(193)
Balance at December 31, 2016	$2,346
Payments	(1,125)
Payment with surety bond	(1,207)
Acquisition of CBS Butler	4,885
Change in fair value	130
Balance at December 30, 2017	$5,029

Cash is considered to be highly liquid and easily tradable and therefore classified as Level 1 within our fair value hierarchy.

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

Due to the Company changing its year end to the Saturday closest to the 31st of December, the Company performs impairment testing annually on the first day of its fourth fiscal quarter of every year, to coincide with the Company’s annual planning cycle. The Company performed impairment testing as of October 1, 2017.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the new standard, a Company is required to recognize an impairment charge to goodwill equal to the difference between the carrying value of the reporting unit as compared to its estimated fair value not to exceed the carrying value of goodwill. The guidance is effective for periods fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company early adopted this guidance during impairment testing performed as of October 1, 2017. Refer to Goodwill footnote for details on goodwill impairment recognized.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for annual periods fiscal years beginning after December 15, 2019. The Company early adopted this guidance during impairment testing performed on October 1, 2017.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect this to have a material impact to its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company does not expect this to have a material impact to its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation”, regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. There was no material impact to the financial statements as a result of the adoption this pronouncement.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers, Principal versus Agent Considerations” (Reporting Revenue Gross versus Net) clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing”, clarifying the implementation guidance on identifying performance obligations and licensing. The amendments in this ASU clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09.

The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method.  Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

The Company has completed its assessment of the impact of adopting ASC 606 effective January 1, 2018, and concluded there will be no impact on our financial position, results of operations or cash flows and will not have a significant impact on our internal controls over financial reporting. The Company is still assessing the impact the adoption of the standard will have on the new required disclosures, which will be finalized for the first quarter of 2018, which will include enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard as applicable to the Company’s operations.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 3 – Correction of Errors in Previously Reported Consolidated Financial Statements

We identified errors in our previously issued financial statements for the interim and annual periods prior to December 30, 2017 related to the recognition of compensation expense associated with shares granted to employees and directors, and the recognition of the beneficial conversion features associated with our Series D Preferred Shares. We assessed the materiality of these errors in accordance with the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), using both the rollover method and the iron curtain method, as defined in SAB 108, and concluded the errors, including other adjustments discussed below, were immaterial to prior years but, if corrected in the current year, would have been material to the current year. Under SAB 108, such prior‑year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting the prior‑year financial statements. Correcting prior year financial statements for such immaterial misstatements does not require previously filed reports to be amended.

For the Transition Period, correction of these errors increased our net loss by $251 and net loss attributable to common stock holders by $1,911. For Fiscal 2016, correction of these errors decreased our net loss and net loss attributable to common stock holders by $1,081. The cumulative effect of those adjustments reduced previously reported accumulated deficit as of the Transition Period by $829.

The effects of the corrections of the errors on our consolidated balance sheets, statements of operations and statements of cash flows for the Transition Period and Fiscal 2016 are presented in the tables below.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

	Transition Period			Fiscal 2016
	Previously		As	Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Current Assets	$23,537	$-	$23,537	$23,359	$-	$23,359
Long-Term Assets	30,420	-	30,420	30,400	-	30,400
Total Assets	$53,957	$-	$53,957	$53,759	$-	$53,759

Current Liabilities	$38,994	$-	$38,994	$39,919	$-	$39,919
Long-Term Liabilities	6,685	-	6,685	6,328	-	6,328
Total Liabilities	45,679	-	45,679	46,247	-	46,247

Mezzanine Equity	612	272	884	-	-	-

Common Stock	-	-	-	-	-	-
Preferred Stock	-		-	-	-	-
Additional Paid-In Capital	54,291	(1,101)	53,190	51,224	(1,081)	50,143
Accumulated Other Comprehensive Loss	855	-	855	159	-	159
Accumulated Deficit	(47,480)	829	(46,651)	(43,871)	1,081	(42,790)
Total Equity (Deficit)	7,666	(272)	7,394	7,512	-	7,512

Total Liabilities and Equity (Deficit)	$53,957	$-	$53,957	$53,759	$-	$53,759

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

	Transition Period			Fiscal 2016
	Previously		As	Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Revenue	$109,422	$-	$109,422	$165,552	$-	$165,552

Gross Profit	19,137	-	19,137	29,047	-	29,047

SG&A	17,993	251	18,244	30,781	(1,081)	29,700
Depreciation	1,773	-	1,773	2,864	-	2,864
Other	-	-	-	-	-	-
Total Operating Expenses	19,766	251	20,017	33,645	(1,081)	32,564

Loss From Operations	(629)	(251)	(880)	(4,598)	1,081	(3,517)

Other Expenses	(2,965)	-	(2,965)	(4,870)	-	(4,870)

Loss Before Provision for Income Taxes	(3,594)	(251)	(3,845)	(9,468)	1,081	(8,387)

Provision for Income Taxes	(16)	-	(16)	(17)	-	(17)

Net Loss	(3,610)	(251)	(3,861)	(9,485)	1,081	(8,404)

Non-Controlling Interest	-	-	-	(28)	-	(28)

Net Loss Before Preferred Share Dividends	(3,610)	(251)	(3,861)	(9,513)	1,081	(8,432)

Series A Dividend	(116)	-	(116)	(200)	-	(200)
Series D Deemed Dividend	-	(1,660)	(1,660)	-	-	-

Net Loss Attributable to Common Stock Holders	$(3,726)	$(1,911)	$(5,637)	$(9,713)	$1,081	$(8,632)

Basic and Diluted Net Loss per Share:

Net Loss	$(2.23)	$(0.24)	$(2.47)	$(9.69)	$0.90	$(8.78)

Net Loss Attributable to Common Stock Holders	$(2.30)	$(1.30)	$(3.60)	$(9.89)	$0.90	$(8.99)

Weighted Average Shares Outstanding - Basic and Diluted	1,621,047	(56,253)	1,564,794	981,962	(21,963)	959,999

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

	Transition Period			Fiscal 2016
	Previously		As	Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Net Loss	$(3,610)	$(251)	$(3,861)	$(9,485)	$1,081	$(8,404)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Non-cash addbacks	3,634	251	3,885	7,348	(1,081)	6,267
Changes in operating assets and liabilities	(1,232)	-	(1,232)	4,231	-	4,231
Net cash (used in) provided by operating activities	(1,208)	-	(1,208)	2,094	-	2,094

Net cash used in investing activities	(1,167)	-	(1,167)	(5,130)	-	(5,130)

Net cash provided by financing activities	1,058	-	1,058	4,986	-	4,986

Net (decrease) increase in cash	(1,317)	-	(1,317)	1,950	-	1,950

Foreign currency translation	(2)	-	(2)	-	-	-

Cash - beginning of period	1,969	-	1,969	19	-	19

Cash - end of period	$650	$-	$650	$1,969	$-	$1,969

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

In addition to the errors noted above, we also noted errors relating to the classification of warrants issued to Jackson and the recognition of closing fees paid to Jackson in connection with the financing on September 15, 2017, that impact the interim periods in Fiscal 2017. On March 29, 2018 the Company filed an Item 4.02(a) Form 8-K disclosing the existence of a material misstatement within the financial statements included in the Company’s Form 10-Q filed for the third quarter ended September 30, 2017. While the impact of these errors is disclosed in the tables below, the Company will file an amended Form 10Q for the third quarter ended September 30, 2017 subsequent to this filing of this Form 10-K.

The effects of the corrections of the errors on our consolidated balance sheets, statements of operations and statements of cash flows for the interim periods in Fiscal 2017 are presented in the tables below.

	As of September 30, 2017 (unaudited)			As of July 1, 2017 (unaudited)			As of April 1, 2017 (unaudited)
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Current Assets	$40,351	$-	$40,351	$21,401	$-	$21,401	$20,963	$-	$20,963
Long-Term Assets	53,774	-	53,774	28,734	-	28,734	29,319	-	29,319
Total Assets	$94,125	$-	$94,125	$50,135	$-	$50,135	$50,282	$-	$50,282

Current Liabilities	$46,841	$-	$46,841	$34,071	$-	$34,071	$33,861	$-	$33,861
Long-Term Liabilities	43,189	4,156	47,345	9,144	1,628	10,772	8,390	1,277	9,667
Total Liabilities	90,030	4,156	94,186	43,215	1,628	44,843	42,251	1,277	43,528

Mezzanine Equity	-	-	-	-	-	-	407	181	588

Common Stock	-	-	-	-	-	-	-	-	-
Preferred Stock	-	-	-	-	-	-	-	-	-
Additional Paid-In Capital	60,268	(2,527)	57,741	57,841	(2,168)	55,673	57,726	(1,787)	55,939
Accumulated Other Comprehensive Loss	662	-	662	552	-	552	833	-	833
Accumulated Deficit	(56,835)	(1,629)	(58,464)	(51,473)	540	(50,933)	(50,935)	329	(50,606)
Total Equity (Deficit)	4,095	(4,156)	(61)	6,920	(1,628)	5,292	7,624	(1,458)	6,166

Total Liabilities and Equity (Deficit)	$94,125	$-	$94,125	$50,135	$-	$50,135	$50,282	$-	$50,282

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

	Three Months Ended April 1, 2017 (unaudited)			Three Months Ended July 1, 2017 (unaudited)			Six Months Ended July 1, 2017 (unaudited)
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Revenue	$40,712	$-	$40,712	$42,117	$-	$42,117	$82,829	$-	$82,829

Gross Profit	7,326	-	7,326	7,924	-	7,924	15,250	-	15,250

SG&A	7,627	(461)	7,166	6,338	76	6,414	13,965	(385)	13,580
Depreciation	760	-	760	760	-	760	1,520	-	1,520
Other	-	-	-	-	-	-	-	-	-
Total Operating Expenses	8,387	(461)	7,926	7,098	76	7,174	15,485	(385)	15,100

Loss From Operations	(1,061)	461	(600)	826	(76)	750	(235)	385	150

Other Expenses	(2,387)	(132)	(2,519)	(1,363)	287	(1,076)	(3,750)	155	(3,595)

Loss Before Provision for Income Taxes	(3,448)	329	(3,119)	(537)	211	(326)	(3,985)	540	(3,445)

Provision for Income Taxes	(5)	-	(5)	(2)	-	(2)	(7)	-	(7)

Net Loss	(3,453)	329	(3,124)	(539)	211	(328)	(3,992)	540	(3,452)

Series A Dividend	(50)	-	(50)	(50)	-	(50)	(100)	-	(100)
Series D Deemed Dividend	-	(881)	(881)	-	(1,128)	(1,128)	-	(2,009)	(2,009)

Net Loss Attributable to Common Stock Holders	$(3,503)	$(552)	$(4,055)	$(589)	$(917)	$(1,506)	$(4,092)	$(1,469)	$(5,561)

Basic and Diluted Net Loss per Share:

Net Loss	$(1.42)	$0.03	$(1.38)	$(0.18)	$0.06	$(0.12)	$(1.48)	$0.09	$(1.39)

Net Loss Attributable to Common Stock Holders	$(1.44)	$(0.36)	$(1.80)	$(0.20)	$(0.36)	$(0.55)	$(1.52)	$(0.72)	$(2.24)

Weighted Average Shares Outstanding - Basic and Diluted	2,434,031	(176,705)	2,257,326	2,959,403	(244,214)	2,715,189	2,698,169	(210,646)	2,487,523

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

	Three Months Ended September 30, 2017 (unaudited)			Nine Months Ended September 30, 2017 (unaudited)
	Previously		As	Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Revenue	$50,345	$-	$50,345	$133,174	$-	$133,174

Gross Profit	9,577	-	9,577	24,827	-	24,827

SG&A	9,140	(359)	8,781	23,105	(744)	22,361
Depreciation	790	-	790	2,310	-	2,310
Other	-	-	-	-	-	-
Total Operating Expenses	9,930	(359)	9,571	25,415	(744)	24,671

Loss From Operations	(353)	359	6	(588)	744	156

Other Expenses	(4,803)	(2,528)	(7,331)	(8,553)	(2,373)	(10,926)

Loss Before Provision for Income Taxes	(5,156)	(2,169)	(7,325)	(9,141)	(1,629)	(10,770)

Provision for Income Taxes	(206)	-	(206)	(213)	-	(213)

Net Loss	(5,362)	(2,169)	(7,531)	(9,354)	(1,629)	(10,983)

Series A Dividend	(50)	-	(50)	(150)	-	(150)
Series D Deemed Dividend	-	-	-	-	(2,009)	(2,009)

Net Loss Attributable to Common Stock Holders	$(5,412)	$(2,169)	$(7,581)	$(9,504)	$(3,638)	$(13,142)

Basic and Diluted Net Loss per Share:

Net Loss	$(1.67)	$(0.92)	$(2.59)	$(3.26)	$(0.92)	$(4.18)

Net Loss Attributable to Common Stock Holders	$(1.69)	$(0.92)	$(2.61)	$(3.31)	$(1.69)	$(5.00)

Weighted Average Shares Outstanding - Basic and Diluted	3,206,063	(295,924)	2,910,139	2,868,089	(239,176)	2,628,913

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

	Three Months Ended April 1, 2017 (unaudited)			Six Months Ended July 1, 2017 (unaudited)			Nine Months Ended September 30, 2017 (unaudited)
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Net Loss	$(3,453)	$329	$(3,124)	$(3,992)	$540	$(3,452)	$(9,354)	$(1,629)	$(10,983)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Non-cash addbacks	3,405	(329)	3,076	5,050	(540)	4,510	10,529	1,629	12,158
Changes in operating assets and liabilities	2,451	-	2,451	1,046	-	1,046	(3,962)	-	(3,962)
Net cash (used in) provided by operating activities	2,403	-	2,403	2,104	-	2,104	(2,787)	-	(2,787)

Net cash used in investing activities	(1,070)	-	(1,070)	(1,201)	-	(1,201)	(22,080)	-	(22,080)

Net cash provided by financing activities	(1,492)	-	(1,492)	(1,025)	-	(1,025)	29,599	-	29,599

Net (decrease) increase in cash	(159)	-	(159)	(122)	-	(122)	4,732	-	4,732

Foreign currency translation	(2)	-	(2)	(2)	-	(2)	(2)	-	(2)

Cash - beginning of period	650	-	650	650	-	650	650	-	650

Cash - end of period	$489	$-	$489	$526	$-	$526	$5,380	$-	$5,380

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 4 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of the end of Fiscal 2017, the Transition Period and Fiscal 2016, have been excluded from the per share computations, since their inclusion would be anti-dilutive:

	Fiscal 2017	Transition Period	Fiscal 2016
Warrants	925,935	6,726	16,753
Long term incentive plan (LTIP)	178,728	178,728	178,728
Options	122,400	63,900	64,100
Convertible preferred shares	43,239	118,439	104,926
Restricted shares - unvested	471,132	79,912	75,102
Convertible bonds - Series B	—	1,088	1,117
Convertible promissory notes	—	574,792	352,276
Total	1,741,434	1,023,585	793,002

Included in the Transition Period and Fiscal 2016, convertible preferred shares include the Company’s Series D Preferred Stock which contained both a fixed and variable conversion feature that fluctuated with the Company’s stock price. In addition, other restrictions prevented the holders from converting all of the Series D Preferred Stock at the same time. As a result, the Company could not determine the exact amount of shares of common stock the Series D Preferred Stock could be converted into at any time, thus only the fixed portion of the conversion features were included in the amounts above.

The Series D Preferred Stock contained beneficial conversion features; a portion was quantifiable at the date of issuance in the amount of $615, which was recognized immediately due to the immediate convertibility of the Series D Preferred Stock and that it had no true redemption date. The additional beneficial conversion feature was quantifiable only at the date of each subsequent conversion. Both beneficial conversion features represent additional value to the holders not known at the date of issuance. As such, they represent a dividend on the Series D Preferred Stock and recorded as a Deemed Dividend. These Deemed Dividends are presented on the Statement of Operations for purposes of calculating Earnings Per Share only and have no net impact on Shareholders’ Deficit. In April 2017, the Company entered into an agreement with Holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 60,000 shares of common stock. Deemed Dividends recorded were $2,009 and $1,660 for Fiscal 2017 and the Transition Period, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Fiscal 2017	Transition Period
Computer software	$192	$90
Office equipment	131	33
Computer equipment	835	696
Furniture and fixtures	824	278
Leasehold improvements	655	472
Total property and equipment, gross	2,637	1,569
Accumulated depreciation	(1,019)	(650)
Total property and equipment, net	$1,618	$919

Depreciation expense for Fiscal 2017, the Transition Period and Fiscal 2016, was $402, $181, and $232, respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 6 – OTHER NON-CURRENT ASSETS

The following provides a breakdown of other non-current assets:

	Fiscal 2017	Transition Period
Collateral	$2,842	$3,039
Other non-current assets	39	129
Surety bond	-	1,405
Total	$2,881	$4,573

NOTE 7 – IDENTIFIABLE INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of:

	Fiscal 2017
	Tradenames	Non-Compete	Customer Relationships	Total
Identifiable intangible assets, gross	$8,849	$2,368	$18,490	$29,707
Accumulated impairment losses	(311)	(142)	(1,084)	(1,537)
Accumulated amortization	(1,778)	(2,205)	(7,042)	(11,025)
Identifiable intangible assets, net	$6,760	$21	$10,364	$17,145

	Transition Period
	Tradenames	Non-Compete	Customer Relationships	Total
Identifiable intangible assets, gross	$6,289	$2,368	$9,890	$18,547
Accumulated impairment losses	(311)	(142)	(1,084)	(1,537)
Accumulated amortization	(1,253)	(1,661)	(4,947)	(7,861)
Identifiable intangible assets, net	$4,725	$565	$3,859	$9,149

In connection with the acquisition of CBS Butler and FirstPro, the Company identified intangible assets of $8,500 and $2,660, respectively, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 9.2 years.

As of December 30, 2017, estimated annual amortization expense for each of the next five fiscal years is as follows:

As of December 30,	Amount
2018	$2,234
2019	1,936
2020	1,773
2021	1,773
2022	1,773
Thereafter	7,656
Total	$17,145

Amortization of identifiable intangible assets for the period ended Fiscal 2017, the Transition Period, and Fiscal 2016 was $3,164, $1,592, and $2,632, respectively. The weighted average useful life remaining of identifiable intangible assets remaining is 8.5 years.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 8 – GOODWILL

The following table provides a roll forward of goodwill:

	Fiscal 2017	Transition Period
Beginning balance, gross	$17,067	$16,121
Accumulated impairment losses	(1,288)	(1,288)
Beginning balance, net	15,779	14,833
Acquisitions	16,180	—
Impairment	(4,790)	—
Purchase accounting adjustment	—	946
Ending balance, net	$27,169	$15,779

The Company recorded goodwill of $11,633 and $4,547 related to the acquisition of CBS Butler and FirstPro respectively.

Goodwill by reportable segment is as follows:

	Fiscal 2017	Transition Period
Commercial Staffing - US	$2,756	$2,756
Professional Staffing - US	10,527	10,770
Professional Staffing - UK	13,886	2,253
Ending balance, net	$27,169	$15,779

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. The Company performed its annual goodwill impairment testing as of October 1, 2017 and recognized an impairment with respect to its PeopleServe reporting unit of $4,790, fully impairing the goodwill of this reporting unit. The impairment resulted from a continued decline in that reporting unit’s revenue which has lower margin than other reporting units. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following provides a breakdown of accounts payable and accrued expenses:

	Fiscal 2017	Transition Period
Accounts payable	$4,371	$5,921
Accrued payroll, taxes and bonuses	7,061	8,398
Severance costs	780	—
Interest payable	1,431	364
Legal cost accrual	608	2,090
Other accrued expenses	2,458	1,337
Total	$16,709	$18,110

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 10 – ACCOUNTS RECEIVABLE FINANCING

Sterling National Bank

In November 2013, Control Solutions International, Inc. (“CSI”), entered into a financing services agreement by which it assigned accounts receivable to fund working capital with Sterling National Bank (“Sterling”). Pursuant to this agreement, Sterling could advance up to 90% of the face value of eligible accounts receivable.  The borrowings carried interest at a rate of 0.025% per day, or 9.0% per annum, from the date of the advance until the date of repayment.  There was no ending date to the agreement, only a closing fee of $500 (whole dollars) upon termination. In conjunction with the closing of the Jackson Note, the Company’s accounts receivable based lending facility with Sterling National Bank was closed.

ABN AMRO Commercial Finance

In February 2014, Longbridge entered into an agreement with ABN AMRO Commercial Finance PLC (“ABN AMRO”) under which it could borrow money against eligible accounts receivable. Under this agreement, the Borrower could receive advances of up to 90% on temporary placements and 75% on permanent placements of the face value of eligible receivables.  The borrowings carried interest at a rate of 2.50% above the Sterling Libor rate of 3.90%.  The aggregate limit was £1,250, which was cross guaranteed by all of our U.K. subsidiaries and backed by all of the assets of our U.K. entities.

On November 5, 2015, an amendment to the existing agreement with ABN AMRO was entered into, raising the limit on the line from £1.25 million to £3.5 million at a 2.5% interest rate plus the Bank of England base rate of 0.5%. With this new agreement the borrower received advances of 90% on both temporary and permanent placements of the face value of eligible receivables. Additionally, a two-year term loan was entered into with ABN-AMRO Commercial Finance for £750 to partially fund the acquisition of The JM Group Limited (“The JM Group”) and it bore an interest rate of 3% plus the Bank of England base rate of 0.5%. The new facility and the term loan were cross guaranteed by all of our UK subsidiaries and backed by all of the assets of our U.K. entities.

On March 29, 2017, Longbridge and The JM Group each received a reservation of rights letter from ABN AMRO bank with respect to technical noncompliance with certain financial covenants contained in their financing documents with the bank. There was no financial impact of receiving this letter as ABN AMRO informed the Company they intended to take no action.

The balance of the ABN AMRO Facility as of Fiscal 2017 was $1,321 and included in Accounts receivable financing on the Consolidated Balance Sheet.

On February 8, 2018, this facility was terminated and the remaining balance paid in full.

Midcap Funding Trust

Prior to September 15, 2017, certain U.S. subsidiaries of the Company were parties to a $25,000 revolving loan facility with MidCap Funding X Trust (“MidCap”), with the option to increase the amount by an additional $25,000, with a maturity of April 8, 2019.   The facility provided for borrowing of 85% against eligible receivables and carried an interest rate of LIBOR plus 4.0%, with a LIBOR floor of 1.0% per annum. The Company could prepay all or any portion of the balance at any time subject to a prepayment premium of: (i) 2.0% if prepaid in the first year of the loan; and (ii) 1.0% if prepaid thereafter. This loan is secured by a first priority lien in favor of MidCap on all of the Company’s US based assets except for the CSI assets. The Company entered into customary pledge and guaranty agreements to evidence the security interest in favor of MidCap.

On September 15, 2017, the Company amended the facility with Midcap to allow for additional borrowing against unbilled receivables up to 85% with a cap of $1,300 borrowing against such receivables. In addition, the maturity date of the facility was extended to April 8, 2020 and the prepayment premiums reset to: (i) 2% if prepaid in the first or second year post the amendment; and (ii) 1.0% if prepaid thereafter. No other material terms were amended.

The availability to the Company under the Midcap Facility is reduced by any outstanding letters of credit. The Midcap Facility allows the Company to issue letters of credit up to $150. As of December 30, 2017, $85 letters of credit were issued and outstanding.

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect their intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of their organizational documents. During the period August 31, 2015 through May 31, 2016, the Company was not in compliance with one or more of the covenants, however, did receive a waiver from MidCap for such covenants during this period. On July 11, 2016, the Company and MidCap amended the agreement and related covenants prospectively. The Company has since been in compliance with the covenants.

The balance of the Midcap Facility as of Fiscal 2017 was $16,913 and included in Accounts receivable financing on the Consolidated Balance Sheet.

HSBC Invoice Finance (UK) Ltd

CBS Butler had a revolving accounts receivable financing arrangement with HSBC Invoice Finance (UK) Ltd “HSBC”. The facility, whose maximum capacity was £8,500, had an original expiration of January 2011, and provided for termination by either party with 90 days notice. Under the arrangement, CBS Butler could borrow against eligible short-term trade receivables in exchange for cash and a subordinated interest. The Company would receive cash equal to approximately 90% (varies slightly by geographical location of the receivable) of the value of the eligible receivables.

The balance of the HSBC Facility as of Fiscal 2017 was $7,481 and included in Accounts receivable financing on the Consolidated Balance Sheet.

HSBC Invoice Finance (UK) Ltd – New Facility

On February 8, 2018, CBS Butler, Longbridge and The JM Group, entered into a new arrangement with HSBC which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 11 – DEBT

	Fiscal 2017	Transition Period
Bonds:
Bonds - Series B	$—	$50

Convertible Notes:
Non-interest bearing convertible note (January 6, 2016)	—	359
Non-interest bearing convertible note (September 10, 2016)	—	477
8% Convertible Note (July 8, 2015)	—	1,960
8% Convertible Note (February 8, 2016)	—	728
Lighthouse - Seller Note #1	—	1,874
Lighthouse - Seller Note #2	—	234

Promissory Notes:
Staffing (UK) - Seller Note	—	112
PeopleServe - Seller Note	—	329

Term Loans:
Jackson Investment Group - related party	40,000	—
Sterling National Bank	—	168
Midcap Financial Trust	—	2,025
ABN AMRO	254	694
Total Debt	40,254	9,010

Less Deferred Financing Costs and/or Debt Discount	(1,260)	(1,374)

Total Debt, Net	38,994	7,636

Less: Current Portion	(245)	(3,639)

Total Long-Term Debt	$38,749	$3,997

Series B Bonds

The balance of $50 was paid in full in Fiscal 2017.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

8% Convertible Note (July 8, 2015) and 8% Convertible Note (February 8, 2016)

On July 8, 2015, the Company issued an 8% convertible debenture valued at $3.92 million with a maturity date of April 1, 2017. The financing had an OID of $280, a term of 21 months and was convertible into common stock at a price of $10.00 per share at the lender’s election. In connection with the financing, the Company issued 5,000 shares of common stock and 78,400 warrants exercisable for a term of five years at an initial exercise price of $10.00 (subject to adjustment). As part of the debt raise, other debt issuance costs amounted to $409, of which $129 related to legal and due diligence fees and $280 related to the OID. On December 30, 2015, the Company converted the 78,400 warrants to 100,000 Series B preferred shares. As a result of the conversion of warrants to preferred shares, the Company reduced the debt discount by $855. As a result of the OID, the common shares and preferred shares issued, the Company recorded a debt discount and beneficial conversion expense of $2,820. During Transition Period and Fiscal 2016, the Company recorded amortization expense totaling $980 and $1,619 , respectively. On July 1, 2016, the Company paid cash of $980 in principal and on October 1, 2016, the Company separately converted $980 in principal into 178,182 shares of common stock.

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

The Amendment had a new face value of $3,126, and an 8% interest rate per annum, with no interest payments due until October 1, 2017, payable quarterly thereafter, and an overall term of 21 months with principal due at maturity. The Amendment was convertible into shares of common stock at a price of $3.00 per share at holder’s election, and the holder agreed to eliminate the 20% pre-payment penalty for an early redemption. In connection with the refinancing, the Company issued the holder 24,000 shares of common stock, valued at $498. The Amendment resulted in the extinguishment of the old notes of $2,688 and recording of the new debt and debt issue costs. The Company recorded a $870 loss upon extinguishment. On January 26, 2017, the Amendment was paid in full resulting a loss of $498.

During the Transition Period, the Company paid $980 in principal on the 8% Convertible Note (July 8, 2015) note.

Lighthouse Promissory Notes

On July 8, 2015, the Company acquired Lighthouse. In connection with the acquisition, the Company issued an unsecured promissory note of $2,498 bearing interest at 6% per annum due over three years (“Lighthouse - Seller Note #1”), and an unsecured promissory note of $625 bearing interest at 6% per annum due over two years (“Lighthouse - Seller Note #2”) (collectively, the “Lighthouse Notes”). The Lighthouse Notes and any unpaid accrued interest are convertible at any time prior to maturity at a conversion price equal to the greater of (i) 80% of the Volume Weighted Average Price (“VWAP”) as of the date of notice given and (ii) the Company’s common stock price as of the date of notice given. During the Transition Period, the Company paid $406 in principal towards the Lighthouse Notes. The Company paid these notes in full on September 18, 2017.

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

ABN AMRO Term Loan

On November 5, 2015, the Company entered into a two-year term loan agreement with ABN AMRO Bank in the amount of £750 ($1,096), Principal payments are made in monthly installments of £31. This loan bears interest at 3.0% plus the Bank of England base rate of 0.5%. In June 2016, the Company borrowed an additional £250. All terms of the original loan remain unchanged. For the

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Transition Period, the Company paid principal totaling $270. During Fiscal 2017 and Transition Period, the remaining principal balance is £188 and £564. On February 8, 2018, the entire remaining balance was paid off.

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

Midcap Financial Trust – Additional Term Loan

On April 8, 2015, the Company entered into an additional four-year term loan with Midcap Financial Trust, associated with the accounts receivable financing line of credit, of up to $1,300 bearing interest at 4.0% plus LIBOR, with a LIBOR floor of 1.0% per annum, provided, that the Additional Term Loan shall be limited to an amount equal to 5.0% of each $1,000 of the aggregate net amount of the Eligible Accounts (as such term is defined in the S360 Credit Agreement) minus the amount of any reserves and/or adjustments provided for in the S360 Credit Agreement. The initial borrowing of the Additional Term Loan was $700 and shall be payable in full on April 8, 2019. The Company borrowed an additional $100 in Fiscal 2016.

On February 8, 2016, the Company amended the terms of the agreement to draw an additional $500 and adjust the interest rate to 9.0% plus LIBOR, with a LIBOR floor of 1%. The maturity date was unchanged. As part of the amendment, the Company issued Midcap Financial Trust 5,000 shares of common stock and recorded a debt discount of $65. Net of the remaining unamortized debt discount of $57, the remaining loan balance is $1,243. For period ended Transition Period, the outstanding balance is $1,300.

On January 26, 2017, the payment terms of the Additional Term Loan were amended. Commencing on February 1, 2017 and continuing the first day of each calendar month, the Company shall make principal payments of $50 each month with the entire remaining balance due on the maturity date. In addition, in the event the Company should raise capital in aggregate of $2.5 million, the Company must pay $500 of such capital towards the Additional Term Loan; and if the Company should raise capital cumulatively in aggregate of $4.0 million, an additional $500 of such capital must be paid towards the Additional Term Loan.

Jackson Investment Group Term Loan Note #1

On January 26, 2017, the Company entered into a note and warrant purchase agreement with Jackson for $7,400. Under the terms of this agreement, the Company issued to Jackson 330,000 shares of common stock and a warrant to purchase up to 630,000 shares of common stock at an initial exercise price of $6.75 per share (the “Warrant”). The note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of July 25, 2018. No interest or principal is payable until maturity. At any time during the term of the note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the note may be converted into shares of common stock, at the sole election of Jackson at maturity or upon prepayment by the Company, at a conversion price equal to $10.00 per share. On March 14, 2017, the Company and Jackson amended the warrant to include a blocker preventing Jackson from owning more than 19.99% of the Company’s shares outstanding as of January 26, 2017, until such ownership is approved by the shareholders consistent with Nasdaq Rule 5635(b). On June 15, 2017, our stockholders approved the issuance of shares of the Company’s common stock under the warrant to Jackson that may result in Jackson owning in excess of 19.99% of the Company’s outstanding shares.

The warrant is exercisable beginning on July 25, 2017 for a term of four and a half (4.5) years thereafter. The exercise price is subject to anti-dilution protection, including protection in circumstances where common stock is issued pursuant to the terms of certain existing convertible securities, provided that the exercise price shall not be adjusted below a price that is less than the consolidated closing bid price of the common stock. The Company has accounted for these warrants as a liability under ASC 815-40 due to certain anti-dilution protection provisions.

The Company paid this note in full on September 18, 2017 and entered in a new note with Jackson (refer to “Jackson Note”).

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Jackson Investment Group Term Loan Note #2 – Related Party

On April 5, 2017, the Company amended the note and warrant purchase agreement and entered into a second subordinated secured note for $1,650. Under the terms of this amended agreement, the Company issued to Jackson 59,397 shares of common stock, with an additional 74,184 shares of common stock that was issued after obtaining shareholder approval for issuance of shares to Jackson in excess of the 19.99% limit in June 2017. Also on April 5, 2017, the Company amended the Warrant to allow Jackson to purchase up to an additional 825,463 shares of common stock, modified the initial exercise price of the Warrant to $5.00 per share and modified the conversion price of accrued interest on the note issued to Jackson in January 2017 to $7.50. The Warrant was also amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable on the second note until maturity. At any time during the term of the second note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note can be converted into shares of common stock, at the sole election of Jackson at maturity or in the event of a prepayment by the Company, at a conversion price equal to $7.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock. The Company has accounted for these warrants as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The Company has recorded a liability of $1,426 at December 30, 2017.

The Company paid this note in full on September 18, 2017 and entered into a new note with Jackson (refer to “Jackson Note – Related Party”)

Jackson Investment Group Term Loan Note #3 – Related Party

In August 2017, the Company entered into a promissory note for $1,600, with a term of 60 days at interest of 10% per annum and issued 32,000 shares of common stock. The proceeds of the note were used to fund the satisfaction of a judgment entered in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

The Company paid this in full on September 18, 2017 and entered into a new note with Jackson (refer to “Jackson Note”).

Jackson Investment Group Term Loan Note #4 – Related Party

On September 1, 2017, the Company entered into a promissory note for $515, with a term of 31 days at an interest of 12% per annum. The proceeds of the note were used to fund other debt obligations. The Company paid this in full on September 18, 2017 and entered into a new note with Jackson (refer to “Jackson Note”).

Jackson Note – Related Party

On September 15, 2017, the Company entered into a $40,000 note agreement with Jackson (refer to Note 2). The proceeds of the sale of the secured note were used to repay the existing subordinated notes previously issued to Jackson pursuant to the existing note purchase agreement in the aggregate principal amount of $11,165 and to fund a portion of the purchase price consideration of the Firstpro Acquisition and the CBS Butler Acquisition and repay certain other outstanding indebtedness of the Company. The maturity date for the amounts due under the Jackson Note is September 15, 2020.  The Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder.

The Company paid a closing fee of $1,000 in connection with its entry into the A&R Note Purchase Agreement and agreed to issue 450,000 shares of the Company’s common stock as a closing commitment fee.  These shares are subject to registration rights in favor of Jackson which was included in a new resale registration statement which was filed by the Company on November 1, 2017. The Jackson Note resulted in the extinguishment of the old notes of $11,165 and recording of the new debt of $40,000 at fair value. The Company recorded $4,764 loss upon extinguishment of debt, and deferred debt issuance costs of $1,385 to be amortized over the term of the new loan. The Company has estimated that the $11,165 of notes extinguished were replaced by $11,165 which equals its fair value.

The Jackson Note includes customary covenants including a leverage ratio covenant. The threshold for this covenant assumed that the UK borrowing facilities would be treated as a sale of receivables. However, the refinancing of the UK facilities was not completed

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

until February 2018. As such, Jackson permitted the Company to calculate the leverage ratio as of December 30, 2017, on a pro forma basis as if the UK facilities were indeed treated consistent with the covenant threshold, which kept the Company in compliance with such covenant.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company effected a one-for-ten reverse stock split on September 17, 2015 and a one-for-five reserve stock split effective after the market close on January 3, 2018. All share and per share information in these consolidated financial statements has been retroactively adjusted to reflect this reverse stock split.

The issuance of common shares during Fiscal 2017 is summarized below:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Consultants	4,500	$20	$3.50	$4.70
Board and committee members	49,100	240	3.10	4.70
Employees	342,120	604	2.75	4.70
Shares issued in connection with promissory note	945,581	2,527	2.75	3.70
Shares issued for extension of convertible note	120,000	498	4.15	4.15
Shares issued in connection with acquisition	100,000	430	4.30	4.30
Shares sold through At-The-Market facility	125,253	367	3.16	4.39
Conversion of Series D Preferred Shares	394,600	972	2.80	3.80
	2,081,154	$5,658

The Company’s authorized common stock consists of 40,000,000 shares having a par value of $0.00001. As of the end of Fiscal 2017 and the Transition Period, the Company has issued and outstanding 3,909,114  and 1,827,960, common shares, respectively. On January 26, 2017, the Company received shareholder approval to amend the Company’s Articles of Incorporation to increase the number of shares of common stock available for issuance from 20,000,000 to 40,000,000.

The difference between the fair value of shares issued and the change in Additional Paid-In Capital during the period results from the accounting for conversions of Series D Preferred Stock which uses a historical value versus the fair value of common stock issued on the date of conversion.

In May 2017, the Company entered into an At-The-Market offering (“ATM”) agreement with Joseph Gunnar & Co., LLC to establish an at-the-market equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $3 million of the Company’s common stock at prevailing market prices from time to time. In Fiscal 2017, the Company sold 125,253 shares of common stock under this program at a value of $441. Subsequent to December 31, 2017, the Company has sold 134,417 shares of common stock under this program at a value of $424.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares vest after three years from issuance. As of Fiscal 2017, the Company has a total of 479,157 shares unvested issued to employees and Board and committee members. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In Fiscal 2017, the Transition Period and Fiscal 2016, the Company recorded compensation expense associated with these restricted shares of $844, $313 and $329, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

	Restricted Shares	Weighted Average Price Per Share
Balance at May 31, 2016	75,402	$20.77
Granted	4,510	5.50
Vested	-	-
Balance at December 31, 2016	79,912	$19.91
Granted	391,220	3.33
Vested	-	-
Balance at December 30, 2017	471,132	$6.14

Series A Preferred Stock – Related Party

On May 29, 2015, the Company filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock with the Nevada Secretary of State, whereby the Company designated 1,663,008 shares of preferred stock as Series A Preferred Stock, par value $0.00001 per share. On June 15, 2017, the Company reincorporated in the State of Delaware. The Series A Preferred Stock has a stated value of $1.00 per share and is entitled to a 12% dividend.

Shares of the Series A Preferred Stock are convertible into shares of common stock at the holder’s election at any time prior to December 31, 2018 (the “Redemption Date”), at a conversion rate of one and three tenths (1.3) shares of common stock for every 50 shares of Series A Preferred Stock that the Holder elects to convert. Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Up until the Redemption Date, holders may convert their shares into common stock at their election. On the Redemption Date, the Company shall redeem all of the shares of Series A Preferred Stock of each Holder, for cash or for shares of common stock in the Company’s sole discretion. If the Redemption Purchase Price is paid in shares of common stock, the holders shall initially receive one and three tenths (1.3) shares of common stock for each $50.00 of the Redemption Purchase Price. If the Redemption Purchase Price is paid in cash, the redemption price paid to each Holder shall be equal to the Stated Value for each share of Series A Preferred Stock, multiplied by the number of shares of Series A Preferred Stock held by such Holder, less the aggregate amount of dividends paid to such Holder through the Redemption Date.

As of Fiscal 2017 and the Transition Period, we had issued and outstanding 1,663,008 Series A Preferred Stock shares and accrued dividends totaling $0 and $366, respectively.  In Fiscal 2017, the Company paid dividends of $566.

Series B Preferred Stock

On December 30, 2015, the Company filed a Certificate of Designations, Preferences and Rights of Series B Preferred Stock with the Nevada Secretary of State, pursuant to which the Company designated 200,000 shares as Series B Preferred Stock, par value $0.00001 per share. On June 15, 2017, the Company reincorporated in the State of Delaware. The Series B Preferred Stock shall have a stated value of $10.00 per share. Except as otherwise required by law, the Series B Preferred Stock shall have no voting rights.

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

On December 30, 2015, the Company converted 78,400 warrants to 100,000 Series B Preferred Stock. In connection with the February 8, 2016 Note, the Company issued 13,000 shares of Series B Preferred Stock. In April 2016, the Company issued 20,000 shares of Series B Preferred Stock for advisory services rendered.

On July 8, 2016, holders of Series B Preferred Stock elected to convert all 133,000 shares to 26,600 shares of common stock.

As of Fiscal 2017 and Transition Period, the Company has no Series B shares issued and outstanding.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Series C Preferred Stock

On April 6, 2016, the Company filed a Certificate of Designation of Series C Preferred Shares with the Nevada Secretary of State, whereby the Company designated 500,000 shares as Series C Preferred Shares, par value $0.00001 per share. On June 15, 2017, the Company reincorporated in the State of Delaware. The Series C Preferred Shares shall have a stated value of $1.00 per share (the “Stated Value”). The Certificate of Designation sets forth the voting powers, designations, preferences, privileges, limitations, restrictions and relative rights applicable to the Series C Preferred Shares. Except as otherwise required by law, the Series C Preferred Shares shall have no voting rights.

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

On June 24, 2016, holders of Series C Preferred Stock elected to convert all 175,439 shares to 35,088 shares of common stock.

As of Fiscal 2017 and Transition Period, the Company has no Series C shares issued and outstanding.

Series D Preferred Stock

On June 27, 2016, the Company filed a Certificate of Designation of Series D Preferred Stock with the Nevada Secretary of State, whereby the Company designated 5,000 shares as Series D Preferred, par value $0.00001 per share (the “Series D Preferred Stock”). On June 15, 2017, the Company reincorporated in the State of Delaware. The Series D Preferred Stock have a face value of $10 (whole dollars) per share (the “Face Value”), original issue discount of 5% (“OID”) and conversion price of $2.50 per share. The Certificate of Designation sets forth the voting powers, designations, preferences, privileges, limitations, restrictions and relative rights applicable to the Series D Preferred Stock. Except as otherwise required by law, the Series D Preferred Stock shall have no voting rights, except: (a) during a period where a dividend (or part of a dividend) is in arrears; (b) on a proposal to reduce the Company's share capital; (c) on a resolution to approve the terms of a buy-back agreement; (d) on a proposal to wind up the Company; (e) on a proposal for the disposal of all or substantially all the Company's property, business and undertaking; and (f) during the winding-up of the entity.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, pari passu with any distribution or payment made to the holders of Preferred Stock and common stock by reason of their ownership thereof, the holders of Series D Preferred Stock (each a “Holder”) will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series D Preferred Stock equal to $10 (whole dollars), plus an amount equal to any accrued but unpaid In-Kind Accrual thereon.

Commencing on the date of the issuance of any such shares of Series D Preferred Stock, each outstanding share of Series D Preferred Stock will accrue a cumulative in-kind payment accrual (“In-Kind Accrual”), at a rate equal to 6.50% per annum, subject to adjustment as provided in the Certificate of Designations, of the Face Value.  In-Kind Accrual will be payable with respect to any shares of Series D Preferred Stock upon any of the following: (a) upon redemption of such shares in accordance with the Certificate of Designation; (b) upon conversion of such shares in accordance with the Certificate of Designation; and (c) when, as and if otherwise declared by the Board of the Company.

Each share of Series D Preferred Stock shall be convertible at the option of the Company and Holder thereof, in accordance with the Certificate of Designation, into that number of shares of common stock (subject to the limitations set forth in the Certificate of Designation) determined by dividing the Face Value of such share of Series D Preferred Stock by the conversion price per share for the Series D Preferred Stock, which shall equal $2.50, subject to adjustment in accordance with the Certificate of Designation. Holders may effect conversions by providing the Company with a conversion notice in accordance with form and procedures set forth in the Certificate of Designation.  The shares of common stock underlying the Series D Preferred Stock will be fully paid and non-assessable.

The Company may not issue shares of common stock to any Holder which, when aggregated with all other shares of common stock then deemed beneficially owned by such Holder, would result in such Holder owning more than 4.99% of all common stock outstanding immediately after giving effect to such issuance; provided, however, that such Holder may increase such amount to 9.99% upon not less than 61 days prior notice to the Company.

On June 24, 2016, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company sold to the purchasers 211 shares of the Company’s Series D Preferred Stock at a face value of $10 (whole dollars) per share of Series D Preferred, and Original Issue Discount of 5% and a conversion price into common stock of $2.50 per share, for aggregate proceeds of approximately $2,000 before placement fees and estimated offering expenses. The offering of the Series D Preferred Stock was made under the Company’s Shelf Registration.

Due to the contingent nature of the cash redemption feature of the Series D Preferred Stock, the Company has classified the shares as mezzanine equity on the consolidated balance sheets.

During the Transition Period, holders of this series converted 118 shares of Series D Preferred Stock to 268,192 shares of common stock. During Fiscal 2017, holders converted an additional 31 shares of Series D Preferred Stock to 334,600 shares of common stock.

The Series D Preferred Stock contained beneficial conversion features; a portion was quantifiable at the date of issuance in the amount of $615, which was recognized immediately due to the immediate convertibility of the Series D Preferred Stock and that it had no true redemption date. The additional contingent beneficial conversion feature was quantifiable only at the date of each subsequent conversion. Both beneficial conversion features represent additional value to the holders. As such, they represent a dividend on the Series D Preferred Stock and recorded as a Deemed Dividend. These Deemed Dividends are presented on the Statement of Operations for purposes of calculation Earnings Per Share only and have no net impact on Shareholders’ Deficit. Deemed Dividends recorded were $2,009 and $1,660 for Fiscal 2017 and the Transition Period, respectively.

On April 5, 2017, the Company entered into an agreement with holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 60,000 shares of common stock.

Warrants

On March 29, 2016, the Company filed a Tender Offer Statement (“Tender Offer”), offering to certain holders of the Company’s outstanding warrants to elect to receive an aggregate of 181,327 shares of the Company’s common stock, by agreeing to receive 1 common stock shares in exchange for every 25 warrants tendered by the holders of Warrants.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

The Tender Offer expired on April 26, 2016 and as of that date, a total of 164,445 warrants were validly tendered and not withdrawn. Such tendered warrants represented approximately 91% of the warrants included in the Tender Offer. Under the terms of the Tender Offer, the Company accepted all tendered warrants, and issued an aggregate of 32,896 shares of our common stock in exchange.

In the month of May 2016, in separate agreements, various other warrant holders elected to receive an aggregate of 25,712 shares of the Company’s common stock, by agreeing to receive 7 shares of common stock in exchange for every 20 warrants.

On January 26, 2017, the Company issued the Warrant to Jackson which entitled Jackson to purchase up to 630,000 shares of common stock at an initial exercise price of $6.75 per share (subject to adjustment). The Warrant is exercisable beginning on July 25, 2017 for a term of four and a half (4.5) years thereafter. The exercise price is subject to anti-dilution protection, including protection in circumstances where common stock is issued pursuant to the terms of certain existing convertible securities, provided that the exercise price shall not be adjusted below a price that is less than the consolidated closing bid price of the common stock. The Warrant had anti-dilution provisions which provided the holder with additional warrants and adjusted strike price in the event of stock repurchases by the Company or additional shares being issued in connection with the Series D Preferred Shares or Lighthouse promissory notes. As such, the Company has classified the Warrant as a liability.

On April 5, 2017, the Company amended the Warrant and entered into a second subordinated secured note with Jackson for $1,650. Under the terms of the amended Warrant, Jackson may purchase up to an additional 275,508 shares of common stock at $5.00 per share. The Warrant was amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein, and to adjust the initial exercise price to $5.00 per share. The modification cost associated with this change was not material

On September 15, 2017, the Company issued 20,000 three-year cashless warrants with an exercise price of $5.00 valued at $28.

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at May 31, 2016	16,753	$98.55
Issued	—	—
Expired or cancelled	(10,027)	99.17
Outstanding at December 31, 2016	6,726	$97.62
Issued	925,508	5.00
Exercised	—	—
Expired or cancelled	(6,300)	100.00
Outstanding at December 30, 2017	925,934	$5.03

The following table summarizes warrants outstanding as of Fiscal 2017:

	Number	Weighted Average	Weighted
	Outstanding	Remaining Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$5.00 - $62.50	925,934	4.09	$5.03

Incentive Plans

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 50,000 shares of common stock has been reserved for issuance under this plan. The 2014 Plan expires on January 28, 2024. As of Fiscal 2017, all 50,000 shares have been issued.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

2015 Omnibus Incentive Plan

On September 23, 2015, our Board adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”). This plan has not been approved by our stockholders. Under the 2015 Plan, we may grant a variety of equity instruments to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2015 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates.

The 2015 Plan provides for an aggregate of 90,000 shares of common stock to be available for awards under the 2015 Plan (“Awards”). The number of shares available for grant pursuant to Awards under the 2015 Plan is referred to as the “Available Shares”. If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the common stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the 2015 Plan.

The Plan will have a term of ten years and no further Awards may be granted under the 2015 Plan after that date.

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2016 Plan’s terms and conditions are similar to that of the 2015 Plan. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 500,000 shares of the Company’s common stock will be reserved for issuance under stock, restricted stock and stock option awards.  To date, the Company has issued a total of 456,720 shares, including options to purchase shares of common stock of 62,700 and therefore has 43,260 remaining under this plan. The fair value of stock options granted in Fiscal 2017 was estimated at the date of grant using the Black-Scholes option pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$6.75
Market price at date of grant:	$0.62
Volatility:	99.38%
Expected dividend rate:	—
Expected terms (years):	5
Risk-free interest rate:	1.93%

A summary of the activity during the Fiscal 2017 and Transition Period of the Company’s 2014 Equity Incentive Plan, 2015 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan is presented below:

	Options	Weighted Average Exercise Price
Outstanding at May 31, 2016	62,760	$82.03
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2016	62,760	$82.03
Granted	62,700	6.75
Exercised	—	—
Expired or cancelled	(3,060)	82.68
Outstanding at December 30, 2017	122,400	$43.98

During the Fiscal 2017, Transition Period and Fiscal 2016, the Company recorded total share-based payment expense of $389, $210 and $358, respectively, in connection with all options outstanding.

The total compensation cost related to options not yet amortized is $297 at Fiscal 2017. The Company will recognize this charge over approximately 4 years.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Long-Term Incentive Plan

In May 2016, the Company’s Board approved the 2016 Long-Term Incentive Plan (the “2016 LTIP”). This plan was approved by our stockholders on January 26, 2017.

The material features of the 2016 LTIP are:

•	The maximum number of shares of common stock to be issued under the 2016 LTIP is 260,000 shares;
•	The award of performance units is permitted;
•	The term of the 2016 LTIP will expire on December 31, 2018 (unless terminated earlier) at the end of the 2016 LTIP’s performance period.

The shares we issue under the 2016 LTIP will be authorized but unissued shares.  The Board selected 260,000 shares to adequately motivate the participants and drive performance for the period.

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

The estimated fair value of the 2016 LTIP plan based on third party valuation was $136. As of Fiscal 2017, all units had been issued and all compensation expense amortized.  For Fiscal 2017 and Transition Period, the Company recorded $91 and $53 in compensation expense, respectively, associated with the 2016 LTIP. The Company has issued a total of 178,739 shares under this plan.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 3, 2014, in connection with the acquisition of Initio, the Company entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Pursuant to the Flood Employment Agreement, Mr. Flood serves as Executive Chairman of the Board, as well as, CEO of Initio International Holdings (“Initio”). Mr. Flood was paid a salary of £192 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually based upon

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

the change in the Consumer Price Index – Northeast Region (the “CPI Adjustment”). Mr. Flood is also entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood is entitled to Gross Profit Appreciation Participation, which entitles the participants to 10% of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Flood’s participating level is 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. On January 1, 2017, the Company amended the Flood Employment Agreement to increase his salary by the CPI Adjustment to an annualized salary of £275, and add an additional bonus of up to 25% of his base salary based upon the Company’s ending leverage ratio. On January 1, 2018 the Company amended the Flood Employment Agreement to increase his salary by CPI Adjustment to an annualized salary of £280. All other terms of Mr. Flood’s employment agreement remained unchanged.

On January 3, 2014, in connection with the acquisition of Initio, the Company entered into an employment agreement (the “Briand Employment Agreement”) with Matthew Briand. Pursuant to the Briand Employment Agreement, Mr. Briand served as Co-CEO of the Company, as well as, CEO of Monroe. Mr. Briand was paid a salary of $300 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and Monroe. Mr. Briand’s salary was adjusted (but not decreased) annually in connection with the CPI Adjustment as defined in the Briand Employment Agreement.  Mr. Briand was also entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain financial milestones. Additionally, Mr. Briand is entitled to Gross Profit Appreciation Participation, which entitles the participants to 10% of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Briand’s participating level is 37.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Briand Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. On January 27, 2015, Mr. Briand was given the additional title of President. On January 1, 2016, the Company amended the Briand Employment Agreement to increase his salary to $350. On January 1, 2017 the Company amended the Briand Employee Agreement to increase his salary by CPI adjustment to an annualized salary of $371, and add an additional bonus of up to 25% of his base salary based upon the Company’s ending leverage ratio. On December 22, 2017, the Company announced the departure of Mr. Briand effective January 31, 2018. The Briand Employment Agreement was terminated, except with respect to certain provisions of the Briand Employment Agreement relating to competition that remain in effect. The Company additionally agreed to provide Mr. Briand with the following: (a) continued salary payments through the January 31, 2018; (b) a severance payment equal to twelve months’ salary payable over three months in equal installments beginning after the January 31, 2018, (c) performance bonuses for 2017 and 2018 as determined by the Company’s Board of Directors based upon the criteria set forth for its executives; (d) continued health insurance coverage for a period of 12 months following the January 31, 2018 (e) full and immediate vesting of all outstanding stock options and restricted securities granted to Mr. Briand; (f) reimbursement for life insurance and disability benefits for calendar year 2018; and (g) continuation of an automobile allowance for calendar year 2018 in the same amount as Mr. Briand received as an employee of the Company. As a result of this arrangement, the Company recorded a restructuring charge $780 in Fiscal 2017.

On February 5, 2016, the Company entered into an employment agreement (the “Faiman Employment Agreement”) with David Faiman that appointed him as the Company’s Chief Financial Officer effective March 1, 2016. Mr. Faiman was later appointed the Company’s Treasurer and Executive Vice President. Under the Faiman Employment Agreement, Mr. Faiman received an annual base salary of $275. Annually, Mr. Faiman’s salary will be adjusted for the CPI Adjustment. Mr. Faiman also received a grant of 10,000 restricted shares of the Company’s common stock, which vest as follows: (i) 5,000 shares on the first-year anniversary, and (ii) 5,000 shares on the second anniversary of Mr. Faiman’s employment start date. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives each year. His annual bonus target will be 50% of annual base salary, based upon reaching certain financial milestones, with the potential additional 25% based on the Company’s ending leverage ratio. On January 1, 2017 the Company increased Mr. Faiman’s salary by the CPI adjustment to an annualized salary of $280. On January 1, 2018 the Company increased his salary to an annualized salary of $320.

On January 27, 2017, the Company entered into an employment agreement (the “Lutzo Employment Agreement”) with Christopher Lutzo that appointed him as the Company’s General Counsel effective February 13, 2017. Mr. Lutzo was later appointed the Company’s Secretary and Executive Vice President. Under the Lutzo Employment Agreement, Mr. Lutzo received an annual base salary of $220. Annually, Mr. Lutzo’s salary will be adjusted for the CPI Adjustment. Mr. Lutzo also received a grant of 10,000 restricted shares of the Company’s common stock, which vest as follows: (i) 5,000 shares on the first-year anniversary, and (ii) 5,000

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

shares on the second anniversary of Mr. Lutzo’s employment start date. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives each year. His annual bonus target will be 50% of annual base salary, based reaching certain financial milestones. On January 1, 2018 the Company increased Mr. Lutzo’s salary by the CPI adjustment to annualized salary of $224.

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

Pursuant to the acquisition of Control Solutions International, Inc. (“CSI”), the purchase price includes monthly cash payments to the former owners and shareholders of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During Fiscal 2017 and Transition Period, the Company paid $98 and $79, respectively, towards the earn-out liability. This accrual is related to the matter of NewCSI, Inc. vs. Staffing 360 Solutions, Inc. below. Under the settlement agreement, the Company made the final payments of $14 in January 2018.

At closing, the Company estimated the performance-based compensation would be $2,100. During Fiscal 2017, Transition Period and Fiscal 2016, the Company paid $98, $79, $159, respectively, towards the earn-out liability. At December 31, 2016, the remaining balance was $1,320 of which $138 is recorded in other current liabilities and $1,182 is recorded in other long-term liabilities. At December 30, 2017, the company had the remaining balance of $15 recorded as an accrued expense.

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

Lease Obligations

The Company is party to multiple lease agreements for office space. The agreements require monthly rental payments through September 2027. Total minimum obligations are approximately $1,511, $1,385, $1,209, $1,114, $426 and $735 for the twelve months ended fiscal 2018, 2019, 2020, 2021, 2022 and beyond, respectively. For Fiscal 2017, Transition Period, and Fiscal 2016 rent expense amounted to $1,268, $571 and $1,067 respectively.

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

On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit seeking reversal of the judgment and posted a supersedeas bond to stay the execution of the judgment pending appeal.  On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal.  As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal.  On November 3, 2016, oral arguments for the appeal were heard. On July 26, 2017, the Appellate Court affirmed the Court’s decision granting a judgment against the Company for $1,307, and awarded prejudgment interest in the amount of $77 and costs and fees in the amount of $20, for a total judgment of $1,405, but left the issue of legal fees open for further proceedings at the trial court. The supersedeas bond had accrued interest to $1,400 and was released to NewCSI’s counsel. The Company paid the remaining $5 directly.

On September 29, 2017 NewCSI filed a Supplemental Motion in the United States District Court for the Western District of Texas, Austin Division, seeking $629 in attorneys’ fees. The Company opposed this motion but the magistrate judge issued a report and recommendation on November 17, 2017 recommending an award of fees in the amount of $606. The Company has filed an objection with the trial judge to the magistrate’s report and recommendation and awaits a ruling. The Company has fully reserved the amount of the magistrate’s report and recommendation.

The Company intends to aggressively assert its defenses in the remaining portion of the proceedings with NewCSI. Nevertheless, there can be no assurance that the outcome of this legal fees determination will be favorable to the Company.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On November 13, 2015, in a separate proceeding, the Company initiated an arbitration proceeding before JAMS against three former officers of the Company.  In its demand for arbitration and statement of claim, the Company alleged that these individuals breached their employment agreements with the Company and the fiduciary duties each owed to the Company.  The three respondents responded with a counterclaim alleging wrongful termination and have moved to dismiss the arbitration, as well as moved for severance in relation to the remainder of their contracts. On July 20, 2016, the arbitrator decided in favor of both of the respondents’ motions.  Further on September 21, 2016 the arbitrator rendered the final award, which was set at $1,433.   The former officers brought an action in US District Court in New York City under the caption Dealy, et al. v. Staffing 360 Solutions, Inc., requesting that the Court convert this arbitration award into a judgment. On July 11, 2017, the Court entered an order confirming the arbitrator’s award and granting judgement against the Company. In August 2017, the Company paid $1,582 in full satisfaction of this matter.

Other Matters

On February 17, 2016, a previous law firm filed suit in the Supreme Court of the State of New York alleging that the Company owes $759, for legal services rendered. The Company disagreed with the quantity and quality of legal services provided by the firm to the Company. On March 17, 2016, the Company reached a settlement with the law firm in the amount of $505 to be paid in equal installments over 24 months beginning April 2016. The final payment was made on March 1, 2018.

NOTE 14 – SEGMENT INFORMATION

In December 2017, following the acquisitions of FirstPro and CBS Butler, the Company reorganized its operations into three reportable segments: Commercial – US; Professional – US and Professional - UK.

	Fiscal 2017	Transition Period	Fiscal 2016
Commercial Staffing - US	$96,399	$61,792	$90,331
Professional Staffing - US	51,104	31,551	53,226
Professional Staffing - UK	45,147	16,079	21,995
Total Revenue	$192,650	$109,422	$165,552

Commercial Staffing - US	$16,913	$9,966	$13,602
Professional Staffing - US	10,619	5,741	10,282
Professional Staffing - UK	9,209	3,430	5,163
Total Gross Profit	$36,741	$19,137	$29,047

Selling, general and administrative expenses	$(32,819)	$(18,244)	$(29,700)
Depreciation and amortization	(3,566)	(1,773)	(2,864)
Impairment of goodwill	(4,790)	-	-
Operating expenses - restructuring	(780)	-	-
Interest expense	(3,745)	(1,382)	(2,699)
Amortization of beneficial conversion feature	-	(430)	(727)
Amortization of debt discount and deferred financing costs	(2,745)	(979)	(1,917)
Change in fair value of warrant liability	383	-	-
Loss on extinguishment of debt, net	(6,132)	(162)	566
Other expense	(106)	(12)	(93)
Loss Before Provision for Income Tax	$(17,559)	$(3,845)	$(8,387)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

For Fiscal 2017, the Transition Period and Fiscal 2016, the Company generated revenue in the U.S., the U.K. and Canada as follows:

	Fiscal 2017	Transition Period	Fiscal 2016
United States	$147,373	$93,257	$143,460
United Kingdom	45,147	16,080	21,994
Canada	130	85	98
Total Revenue	$192,650	$109,422	$165,552

For the period ended Fiscal 2017 and Transition Period, the Company has assets in the U.S., the U.K. and Canada as follows:

	Fiscal 2017	Transition Period
United States	$53,814	$44,990
United Kingdom	32,861	8,936
Canada	73	31
Total Assets	$86,748	$53,957

Total assets by segment is not presented as it is not reviewed by the Chief Operating Decision Maker in his evaluation of how to allocate capital and resources.

For the period ended Fiscal 2017 and Transition Period, the Company has goodwill in the U.S., the U.K. and Canada as follows:

	Fiscal 2017	Transition Period
United States	$13,283	$13,027
United Kingdom	13,886	2,752
Canada	—	—
Total Goodwill	$27,169	$15,779

NOTE 15 – ACQUISITIONS

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

On September 15, 2017, Staffing 360 Georgia, LLC (“Staffing Georgia”), a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Firstpro Inc. (“FPI”), Firstpro Georgia, LLC (“FPL”), and certain individuals, pursuant to which the FPI and FPL sold substantially all of their assets to Staffing Georgia (“Firstpro Acquisition”). The purchase price was $8,000, of which, (a) $4,500 was paid at closing, (b) $825 is payable in quarterly installments of $75 beginning on October 1, 2017, and (c) $2,675 is payable annually in three equal installments beginning on September 15, 2018.

On September 15, 2017, the Company and Longbridge Recruitment 360 Limited (“Longbridge”), a wholly-owned subsidiary of the Company, entered into an agreement (“Share Purchase Agreement”) with the holders of share capital of CBS Butler Holdings Limited (“CBS Butler”) and an agreement (“Option Purchase Agreement”) with the holders of outstanding options of CBS Butler, pursuant to which the holders of the share capital of CBS Butler and holders of outstanding options of CBS Butler sold all of their shares and options of CBS Butler to Longbridge (the “CBS Butler Acquisition”), in exchange for (i) an aggregate cash payment of £13,810, (ii) an aggregate of 100,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £4,214 (payable in December 2018 based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement.

In connection with the acquisition of FirstPro and CBS Butler, the Company recorded the following identifiable intangible assets, based on preliminary valuation.

	CBS Butler	FirstPro
Goodwill	$11,633	$4,547

Intangible assets
Tradenames	2,100	460
Customer Relationships	6,400	2,200
	$8,500	$2,660

Goodwill of CBS Butler and FirstPro are included in the Company’s Professional-UK and Professional-US reportable segments, respectively.

The following table summarizes the final allocation of the purchase price to the estimated fair values of net assets acquired at the date of the acquisition:

	CBS Butler	FirstPro
Purchase price (1)	$24,414	$7,298
Less:
Net assets acquired	(4,281)	(91)
Intangibles	(8,500)	(2,660)
Goodwill	$11,633	$4,547

(1)	Goodwill amounts are shown net of adjustments of $811 and $702 for CBS Butler and FirstPro, respectively, for discounting of deferred payments and earnouts and other purchase accounting adjustments.

The Company identified intangible assets of $8,500 and $2,660, for CBS Butler and FirstPro respectively, representing trade names, and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of approximately 9.2 years. The Company acquired a total of $8,527 in receivables and fair value of these receivables equals the contract value; and recorded contingent consideration associated with CBS Butler of £4,214 ($5,689).

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisitions of CBS Butler and FirstPro has occurred as of June 1, 2016:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

	Fiscal 2017	Transition Period
Revenues	$244,471	$157,351
Net loss from continuing operations	(19,122)	(3,748)
Weighted average number of common stock shares - basic and diluted	3,220,426	2,114,794
Net loss per share from continuing operations	$(0.01)	$(0.00)

The Company recorded revenues of $24,454 from the acquisitions completed during Fiscal 2017.

The Company recorded a total of $469 in third party expenses associated with consummating the two acquisitions, which are included in Selling, general and administrative expenses, excluding depreciation and amortization stated on the Consolidated Statement of Operations.

NOTE 16 – RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

During Fiscal 2017, the Transition Period and Fiscal 2016, the Company incurred $69, $29 and $50, respectively, in fees to Dimitri Villard for his role as Board member and Chairman of the Nominating and Corporate Governance. In addition, during Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Villard received 4,500, 900, and 1,200 common shares valued at $19, $7, and $29, respectively, for his services as a Board and Committee member. During Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Villard received 11,800, 0 and 6,000 common shares valued at $48, $0, and $150, respectively, as a bonus. These shares vest over a three year period and as such the Company has recognized expense of $75, 33 and $49 during Fiscal 2017, the Transition Period and Fiscal 2016, respectively. Mr. Villard also received stock options valued at $1 in Fiscal 2017. For Fiscal 2017, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During Fiscal 2017, the Transition Period and Fiscal 2016, the Company incurred $69, $29, and $50, respectively, in fees to Jeff Grout for his role as Board member and the Chairman of the Compensation Committee. In addition, during Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Grout received 4,500, 900, and 1,200 common shares valued at $19, $7, and $29, respectively, for his service as a Board and Committee member. During Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Grout received 11,800, 0 and 6,000 common shares valued at $48, $0 and $150, respectively, as a bonus. These shares vest over a three year period and as such the Company has recognized expense of $75, 33 and $47 during Fiscal 2017, Transition Period and Fiscal 2016, respectively. Mr. Grout also received stock options valued at $1 in Fiscal 2017. For Fiscal 2017, the Company has $0 accrued in accounts payable and accrued expenses – related parties account.

During Fiscal 2017, the Transition Period and Fiscal 2016, the Company incurred $69, $29, and $50, respectively in fees to Nick Florio for his services as Board member, Chairman of the Audit Committee and Chairman of the Restructuring Committee. In addition, during Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Florio received 4,700, 750, and 1,000 common shares valued at $19, $6, and $24, respectively, for his services as a Board and Committee member. During Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Florio received 11,800, 0 and 6,000 shares valued $48, $0 and at $150, respectively, as a bonus. These shares vest over a three year period and as such the Company has recognized expense of $74, 33 and $46 during Fiscal 2017, Transition Period and Fiscal 2016, respectively. Mr. Florio also received stock options valued at $1 in Fiscal 2017. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. For Fiscal 2017, the Company has accrued $0 in accounts payable and accrued expenses – related parties account.

The Briand Separation Agreement

The Company’s former employee, board member and officer resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. Pursuant to the Briand Separation Agreement, the Company agreed to provide, among other things: (a) pay through January 31, 2018 in the same amount and manner in which Mr. Briand was paid immediately prior to this Agreement; (b) severance pay in the amount of $362 (as of January 31, 2018) for twelve (12) months, payable over three (3) months

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

in equal installments in accordance with the normal payroll policies of the Company, with the first installment being paid on the Company’s first regular pay date on or after January 31, 2018, which initial payment shall include all installment amounts that would have been paid during the first thirty (30) days following the Separation Agreement had installments commenced immediately following the Separation Date; (c) performance bonuses for 2017 and 2018, in the amounts, if any, as determined by the Company’s Board of Directors based upon the criteria set forth for its executives, payable in cash at the time any such performance bonuses are ordinarily paid to the Company’s executives; (d) for a period of twelve (12) months following the Separation Date, all health insurance plan benefits to which Mr. Briand and his family was entitled prior to the Separation Date under any such benefit plans or arrangements maintained by the Company in which Mr. Briand and his family participated, shall be provided to the same extent of coverage, pursuant to COBRA, to be paid directly by the Company; (e) any unvested stock options and restricted securities granted to Mr. Briand shall be fully and immediately exercisable or non-forfeitable, as applicable; (f) reimbursement for life insurance benefits, payable in the calendar year 2018 in the same amount as Mr. Briand received as an active employee of the Company; (g) reimbursement of disability insurance premiums, payable in the calendar year 2018 in the same amount as Mr. Briand received as an active employee of the Company; and (h) an automobile allowance, payable in the calendar year 2018 in the same amount as Mr. Briand received as an active employee of the Company.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal 2017	Transition Period
Cash paid for:
Interest	$1,861	$1,010
Income taxes	342	84

Non Cash Investing and Financing Activities:
Shares issued as purchase consideration	$430	$20
Conversion of a convertible note payable	-	980
Deemed dividend	2,009	1,660
Warrants issued in connection with Jackson term loan	1,426	-
Shares issued in connection with convertible note	498	-
Shares issued in connection with Jackson term loan	2,527	-
Shares issued in connection with Series D redemption	208	-
CSI earnout (payment with surety bond)	1,305	1,336
Beneficial conversion feature in relation to issuance of debt	-	1,105

NOTE 18 – INCOME TAXES

The components of loss before provision for income taxes for Fiscal 2017, the Transition Period and Fiscal 2016 are as follows:

	Fiscal 2017	Transition Period	Fiscal 2016
Domestic	$(17,667)	$(5,000)	$(8,032)
Foreign	108	1,155	(355)
Loss before provision for income taxes	$(17,559)	$(3,845)	$(8,387)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

The provision for income taxes consisted of the following:

	Fiscal 2017	Transition Period	Fiscal 2016
Current:
Federal	$152	$—	$—
State	250	—	—
Foreign	62	16	17
Total current tax expense	464	16	17
Deferred:
Federal	41	—	—
State	8	—	—
Foreign	419	—	—
Total deferred tax expense	468	—	—
Total Tax Expense	$932	$16	$17

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to:

	Fiscal 2017		Transition Period		Fiscal 2016
Income benefit provision at Federal statutory rate	$(5,953)	34.0%	$(1,222)	34.0%	$(3,242)	34.0%
State income taxes, net of Federal Benefit	(383)	2.2%	(188)	5.2%	(363)	3.8%
Foreign permanent differences	—	—%	17	(0.5%)	84	(0.9%)
International tax rate differentials	231	-1.3%	180	(5.0%)	64	(0.7%)
U.S. Permanent differences	142	(0.8%)	488	(13.6%)	966	(10.1%)
Goodwill impairment	1,628	(903.0%)	—	—%	—	—%
Other True-Ups	1,035	(5.9%)	—	—%	—	—%
Impact of Federal Rate change	3,665	(20.9%)	—	—%	—	—%
Change in valuation allowance	567	(3.3%)	741	(81.2%)	2,508	(26.3%)
Tax provision	$932	-5.3%	$16	—%	$17	(0.2%)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code which has impacted our year ended December 30, 2017 including, but not limited to reducing the U.S. federal corporate tax rate to 21%, requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries that may electively be paid over eight years, and accelerated first year expensing of certain capital expenditures.

Effective January 1, 2018 the Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, imposes a new minimum tax on global intangible low taxed income (“GILTI”), limits the amount of deductible interest expense, and imposes new limitations on the deductibility of certain executive compensation.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete.

At December 30, 2017, the Company remeasured domestic deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally the 21% rate imposed by the Tax Act.  The Company has recorded an expense of $3.7 million to reduce the net deferred tax assets, along with a corresponding benefit for the reduction of the valuation allowance recorded against these balances. Accordingly, the net impact to our effective tax rate is zero.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

At December 30, 2017, in accordance with SAB 118 the Company has not completed its accounting for the tax effects of the one-time transition tax imposed by the Tax Act.  In order to determine the amount of the liability with respect to the one-time transition tax, the Company must determine, in addition to other factors, the amount of post-1986 Earnings & Profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  In order to quantify the liability, we are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax. Therefore, we have not recorded an estimate of the transition tax in our financial statements.  In addition, the Company is continuing to evaluate whether Global Intangible Low Tax Income taxes (“GILTI”) are recorded as a current period expense when incurred or whether such amounts should be factored into a company's measurement of its deferred taxes. As a result, the Company has not included an estimate of the tax impacts related to GILTI for Fiscal 2017.

The Company has not provided for additional income or withholding taxes for any undistributed foreign earnings, including those subject to the one-time transition tax nor have any taxes been provided for the outside basis difference inherent in these entities as the Company’s assertion is to indefinitely reinvest in foreign operations. Additionally, due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time.

Our deferred tax assets (liabilities) are as follows:

	Fiscal 2017	Transition Period
Deferred tax assets
Net operating loss carryforward	$7,103	$7,439
Tax credit, deduction and capital loss carryforward	764	1,038
Share-based compensation	862	151
Depreciation and other amortization	-	1,422
Debt issuance costs	1,234	—
Accrued expenses and other liabilities	812	761
Total deferred tax assets	10,775	10,811
Less: valuation allowance	(9,424)	(8,843)
Deferred tax assets, net of valuation allowance	1,351	1,968

Deferred tax liabilities:
Depreciation	1,443	21
Basis differences in acquired intangibles	1,807	1,947
Total deferred tax liabilities	3,250	1,968
Deferred tax liability	$(1,899)	$—

The Company has federal net operating losses (“NOLs”) of $23,743 that begin to expire in 2029.  The Company has state operating losses of $30,332 that begin to expire in 2030, and foreign NOLs totaling $2,958 with an indefinite life.  The Company also has general business credit carryforwards of $227.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized.  We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies, and projected future taxable income in determining whether a valuation allowance is warranted.

During Fiscal 2017, the Company maintained a valuation allowance against its U.S. deferred tax assets and certain foreign jurisdictions.  The Company’s valuation allowance increased by $560 during Fiscal 2017.  This increase was primarily attributable to the adjustment of certain deferred balances.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

During 2017, we reduced our federal and state tax attributes for unrecognized tax benefits related primarily to the treatment of stock compensation and stock options. If recognized, $1,136 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, method changes. However, quantification of an estimated range cannot be made at this time.  The Company has accrued zero interest and penalties as of December 30, 2017 and December 31, 2016.

	Fiscal 2017	Transition Period	Fiscal 2016
Beginning balance	$—	$—	$—
Additions based on tax positions related to current year	—	—	—
Additions for tax positions of prior years	1,136	—	—
Reductions for tax positions of prior years	—	—	—
Loss before provision for income taxes	$1,136	$—	$—

The Company, or one of its subsidiaries, files its tax returns in the U.S., United Kingdom, Canada and certain state tax jurisdictions with varying statutes of limitations. The Company’s 2014 through 2017 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 19 – COMPARATIVE FINANCIAL INFORMATION FOR SEVEN MONTHS ENDED JANUARY 2, 2016 (UNAUDITED)

The following unaudited condensed consolidated statement of operations for the seven months ended January 2, 2016 is provided for comparison purposes to the Transition Period:

For the Period June 1, 2015 - January 2, 2016
Revenue	$91,432

Cost of revenue, excluding depreciation and amortization stated below	75,116

Gross Profit	16,316

Operating Expenses:
Selling, general and administrative expenses, excluding depreciation and amortization stated below	15,301
Depreciation and amortization	1,817
Total Operating Expenses	17,118

Loss from Operations	(802)

Other Expense:
Interest expense	(1,527)
Amortization of beneficial conversion feature	(421)
Amortization of debt discount and deferred financing costs	(1,150)
Other loss	(13)
Loss before Provision for Income Tax	(3,913)

Benefit for income taxes	9
Net Loss	(3,904)

Net income attributable to non-controlling interest	9
Net Loss Before Preferred Share Dividends	(3,913)

Dividends - Series A preferred stock	116
Net loss attributable to common stock holders	$(4,029)

Basic and Diluted Net Loss per Share:

Net Loss	$(4.24)
Net Loss Attributable to Common Stock Holders	$(4.37)
Weighted Average Shares Outstanding – Basic and Diluted	920,984

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Company identified a material weakness relating to the accounting for complex debt and equity instruments. As such, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

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

Based on our evaluation under the framework described above, our management concluded that our internal controls over financial reporting were not effective in accordance with Item 308(a)(3) of Regulation S-K as we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process relating to the accounting for complex debt and equity instruments.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

The Company intends to remedy the foregoing material weakness in our control environment and financial reporting process by pursuing third party technical accounting consultation in the matter of transactions that involve complex debt and equity instruments.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on our evaluation under the framework described above, aside from the material weakness discussed above, our management concluded that our internal controls over financial reporting were effective in accordance with Item 308(a)(3) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness identified above, there has been no change in our system of internal control over financial reporting occurred during the fiscal year ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Composition

As of December 30, 2017, and the issuance date of this Annual Report, our board of directors consists of four directors.  Under the Company’s Amended and Restated Certificate of Incorporation and Bylaws, the board is divided into Class I and Class II directors, and any directors not classified are non-classified directors. Each Class I director seat is up for election at the annual meeting of stockholders occurring in calendar year 2019 and every two years thereafter, each Class II director seat is up for election at the annual meeting of stockholders occurring in calendar year 2018 and every two years thereafter, and any non-classified directors are up for election at every annual meeting of stockholders and, in each case, until his or her successor shall be elected and qualified, unless sooner displaced.  Our shareholders approved the appointment of our four directors at our annual shareholder meeting on January 26, 2017.

Executive Officers and Directors

The name, age and position of our executive officers and directors are set forth below.

Name and Address	Age	Positions
Brendan Flood	53	Chairman, Chief Executive Officer, President and Director
David Faiman	45	Chief Financial Officer, Executive Vice President and Treasurer
Christopher Lutzo	51	General Counsel, Executive Vice President and Secretary
Dimitri Villard	75	Director
Jeff Grout	65	Director
Nicholas Florio	54	Director

Brendan Flood, Chairman, Chief Executive Officer, President and Director. Mr. Flood has been the Chairman or Executive Chairman and a Director of the Company since January 7, 2014. He assumed the role of Chairman and Chief Executive Officer (“CEO”) on December 19, 2017, and has been in the staffing industry for 20 years. Mr. Flood joined the company upon the sale of his business, Initio International Holdings (“Initio”), on January 3, 2014, where he was the Chairman and CEO, to the Company. He acquired Initio as part of a management buy-out, which he led, in January 2010. Prior to Initio, Mr. Flood worked in several staffing companies including Hudson Global Resources Inc. which he brought to the Nasdaq National Market on April 1, 2003, as a spin-off from Monsterworldwide Inc. His experience while at Monsterworldwide included numerous M&A transactions, operational management in both London and New York, and various senior financial roles. Mr. Flood graduated from Dublin City University in Ireland with a Bachelor of Arts Degree in Accounting and Finance. Mr. Flood's strong financial background and years of experience at major staffing firms like Monsterworldwide and Hudson Global Resources qualifies him to be the Chairman and Chief Executive Officer and a director given the Company’s core business in the staffing industry. On December 22, 2017, in connection with the realignment of the Company into three operating segments: Professional Staffing (US), Professional Staffing (UK), and Commercial Staffing, the Company announced the departure of Matthew Briand from the company effective as of January 31, 2018, and the appointment by the Independent members of the Board of Directors of the Company of Mr. Flood to serve as CEO and President of the Company. Mr. Flood will also continue his role as Chairman of the Board of Directors.

David Faiman, Chief Financial Officer, Executive Vice President and Treasurer. Mr. Faiman has served as the Chief Financial Officer since March 1, 2016, and was later appointed Treasurer and Executive Vice President. Mr. Faiman has over 20 years of finance and accounting experience at both private and public companies, bringing a high degree of knowledge and proficiency to his role as Chief Financial Officer. From 2013 to 2015, Mr. Faiman was Vice President of Financial Planning & Analysis as well as Chief Accounting Officer of Novitex Enterprise Solutions, Inc. (“Novitex”), a leading provider of solutions in the document outsourcing industry and which is owned by the private equity firm Apollo Global Management, LLC. Prior to Novitex, Mr. Faiman served in various senior financial roles, including acting Chief Financial Officer, during his almost 10-year tenure from 2004 to 2013 at Cengage Learning, Inc. (formerly Thomson Learning of Thomson Reuters). During this time, Mr. Faiman was part of the management team responsible for the coordination of a multi-billion private equity buyout of Cengage Learning by Apax Partners LLP, a private equity firm. Mr. Faiman began his career at PricewaterhouseCoopers LLP in its Assurance and Business Advisory practice. Mr. Faiman is a Certified Public Accountant and graduated summa cum laude with a Bachelor of Science in Business Administration from the University of Connecticut.

Christopher Lutzo, General Counsel, Executive Vice President and Secretary. Mr. Lutzo has served as General Counsel of the Company since February 13, 2017, and was later appointed Secretary and Executive Vice President. Mr. Lutzo has practiced for over 25 years, with a particular emphasis in the areas of compliance, business operations, financial transactions, mergers & acquisitions, and securities law. From 2015 to 2017, Mr. Lutzo focused on corporate governance and M&A activity at Axiom Global, Inc., a leading provider of tech-enabled legal services with a predominantly Fortune 500 clientele. Prior to that, from 2012 to 2015, Mr. Lutzo was Assistant General Counsel for American Outdoor Brands Corporation, where he handled mergers and acquisitions transactions, commercial and compliance matters, and managed integration of business, legal and regulatory functions, enabling accretive value to be realized from acquisition targets. Mr. Lutzo has also prepared and filed SEC filings and annual reports for Nasdaq-listed companies. Mr. Lutzo is admitted in the states of New York and Connecticut and received his J.D. from Quinnipiac University Law School in Connecticut, and a Bachelor of Arts from Duquesne University in Pittsburgh, Pennsylvania

Dimitri Villard, Director. Dimitri Villard has been a Director of the Company since July 2012. Mr. Villard was Chairman and CEO of Peer Media Technologies, Inc., a public company Internet technology business, from February 2009 to December 2012. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as Interim CEO since March 6, 2008 and as a Director since January 2005 until 2012. Mr. Villard has also served as President and a Director of Pivotal BioSciences, Inc., a biotechnology company, since September 1998 to present. In addition, since January 1982 to present, he has served as President and Director of Byzantine Productions, Inc. Previously, Mr. Villard was a Director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008, Mr. Villard served as Chairman of the Board of Directors of Dax Solutions, Inc., an entertainment industry digital asset management venture, and from July 2012 until September 2013, was a member of the Board of Directors of The Grilled Cheese Truck Company, a public company. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a Bachelor of Arts from Harvard University and a Master of Science degree from China International Medical University. He is the Chairman of the Company’s Nominating and Corporate Governance Committee and also serves on the Compensation Committee and on the Audit Committee. Mr. Villard's experience as an officer and/or director of several public companies, as well as an investment banker, qualifies him to be a Director of the Company.

Jeff Grout, Director. Jeff Grout has been a Director of the Company since February 2014. He is a successful business speaker, consultant and coach. His clients include Amazon, Deloitte, LinkedIn, British Airways, Barclays, Ernst & Young, Virgin, etc. Listed in the '100 Best Business Speakers in Britain', Jeff Grout is in considerable demand as a motivational business speaker, conference chairman and interviewer. Formerly U.K. Managing Director of Robert Half International, a leading international recruitment consultancy, and Business Manager to Sir Clive Woodward, Head Coach of the England Rugby Team, Mr. Grout is now an independent business consultant specializing in leadership, people management, team building, peak performance, recruitment and retention issues. He has spoken at Henley Business School, Ashridge Management College, Cardiff Business School and the Danish Centre for Leadership. He holds several corporate advisory and executive coaching appointments and is also a successful business author. Jeff has written books on leadership, recruitment, career success, the psychology of peak performance and his Police detective father's first murder case. His eighth book entitled “What You Need to Know about Leadership” was published in May 2011. Mr. Grout holds a Bachelor of Science (Economics) Degree from the London School of Economics and Political Science. Mr. Grout brings valuable operational experience within the staffing industry having grown the U.K. business of Robert Half International from $1 million to $100 million in sales and from 12 to 365 employees. He also identified and integrated several acquisitions of staffing businesses in the U.K. and continental Europe. He is the Chairman of the Company’s Compensation Committee and serves on the Nominating and Corporate Governance Committee and on the Audit Committee. Mr. Grout's extensive staffing industry experience, including his role as former Managing Director of Robert Half International, qualifies him to be a director of the Company.

Nicholas Florio, Director. Nicholas Florio has been a Director of the Company since May 2014. Mr. Florio provides business consulting and financial advice to a variety of closely held private businesses. He is an audit and accounting partner for Citrin Cooperman & Company, LLP (“Citrin Cooperman”) based in the firm’s New York City office. Mr. Florio has been with Citrin Cooperman for over 23 years. With over 25 years of experience in the staffing and employment arena, Mr. Florio serves as the Practice Leader of the firm's Employment and staffing area. Mr. Florio's experience in this area includes providing advice on corporate structuring; design of stock incentive and deferred compensation plans; merger and acquisition due diligence and consulting; among general business and tax advice. He is also a current member of the Board of Directors of both the New York Staffing Association (“NYSA”) and New Jersey Staffing Association (“NJSA”) and has been the President of the Industry Partner Group of NYSA for over 15 years. Mr. Florio is also a long-standing member of the Citrin Cooperman’s Executive Committee. A graduate of Pace University, Mr. Florio is a member of the New York State Society of Certified Public Accountants (“NYSSCPA”) as well as the American Institute of CPAs (“AICPA”). He is the Chairman of the Company’s Audit Committee and serves on the Nominating and Corporate Governance Committee and on the Compensation Committee. Mr. Florio's acute knowledge of financial and accounting matters, with an emphasis in the staffing industry through his role as audit and accounting partner for Citrin Cooperman, qualifies him to be a director of the Company.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the Board has determined that the following directors are “independent directors” as defined by The Nasdaq Stock Market, Inc. (“Nasdaq”) and SEC rules: Dimitri Villard, Jeff Grout and Nicholas Florio.

Meetings of the Board of Directors

The Board convened thirteen times during Fiscal 2017. Each director attended at least 90% of the total number of meetings of the Board. Directors are encouraged, but are not required, to attend our annual meeting of stockholders. At the Company’s annual meeting of stockholders on January 26, 2017, all directors were in attendance.

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

Audit Committee. On April 30, 2014, the Board designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”). The Audit Committee is composed of Messrs. Nicholas Florio (Chairman), Dimitri Villard and Jeff Grout. All members of our audit committee are independent as defined in the rules and regulations of the SEC and Nasdaq, and the Board has determined that Mr. Nicholas Florio is the qualified financial expert (see credentials listed above). The Audit Committee formally met ten times during Fiscal 2017. The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

Our Audit Committee’s primary responsibilities and obligations are to:

•

Appoint, compensate, retain and oversee the work of the independent auditor (including resolution of disagreements between management and the auditor regarding financial reporting). In this regard, the Audit Committee shall appoint and retain, subject to approval by the Company’s stockholders, compensate, evaluate and terminate, when appropriate, the independent auditor, which shall report directly to the Audit Committee.

•

Pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor and establish policies and procedures for the engagement of the independent auditor to provide auditing and permitted nonaudit services.

•

Review the annual audited financial statements with management and the independent auditor, including the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also included in such review shall be significant issues and judgments regarding accounting and auditing principles and practices, and the effect of regulatory and accounting initiatives on the Company’s financial statements. The Committee shall recommend to the board whether the financial statements should be included in the Form 10-K.

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
•

Meet periodically with management to review the Company’s major financial and business risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies.

•	Oversee any internal audit functions of the Company.

•

Obtain and review, at least annually, a report by the independent auditor describing the independent auditor’s internal quality-control procedures, and any material issues raised by the most recent internal quality-control review, or peer review, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the independent auditor, and any steps taken to deal with any such issues.

•

Consider, at least annually, the independence of the independent auditor, and receive from and discuss with the independent auditor the auditor’s report regarding its independence, setting forth all relationships between the auditor and the Company. The Audit Committee shall actively engage in a dialogue with the auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the auditor and for taking, or recommending that the full Board take, appropriate action to oversee the independence of the outside auditor.

•	Meet with the independent auditor prior to the audit to review the scope and planning of the audit.
•

Review with the independent auditor the results of the annual audit examination, and any issues the auditor may have encountered in the course of its audit work and management’s response. This review should include, among other things, any management letter, any restrictions on the scope of activities or access to required information.

•	Discuss with management the Company’s earnings releases and corporate policies with respect to releases and financial information and earnings guidance provided to analysts and rating agencies.
•

Receive reports from the Company’s independent registered public accounting firm and management regarding, and review the adequacy and effectiveness of, the Company’s internal controls over financial reporting and significant changes in such controls reported to the Audit Committee by the Company’s independent registered public accounting firm or management.

•

Receive reports from the Company’s independent registered public accounting firm and management regarding, and review the adequacy and effectiveness of, the Company’s disclosure controls and procedures.

•	Ensure the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law.
•	Review candidates for the positions of chief financial officer and controller of the Company.
•

Establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

•	Establish policies for hiring employees and former employees of the independent auditor.
•	Advise the Board with respect to the Company’s policies and procedures regarding compliance with applicable laws and regulations and with the Company’s policies for Code of Ethical Conduct.
•

Review with the Company’s counsel and independent registered public accounting firm (1) legal matters that may have a material impact on the financial statements, (2) any fraud involving management or other employees who have a significant role in the Company’s internal controls, (3) compliance policies, and (4) any material reports or inquires received from regulators, governmental agencies or employees that raise material issues regarding the Company’s financial statements and accounting or compliance policies.

•	Review the Audit Committee Charter annually and recommend any changes for approval by the Board.
•	Review the Audit Committee’s own performance annually.
•

Consider such other matters in relation to the financial affairs of the Company, its accounts and the independent audit of the Company, as the Committee may, in its discretion, determine to be advisable.

Compensation Committee. On April 30, 2014, the Board designated a Compensation Committee (the “Compensation Committee”). Our Compensation Committee is composed of Messrs. Jeff Grout (Chairman), Dimitri Villard and Nicholas Florio. Pursuant to its charter, the Compensation Committee shall be comprised of at least two (2) “independent” members of the Board who shall also satisfy such other criteria imposed on members of the Compensation Committee pursuant to the federal securities laws and the rules and regulations of the SEC and Nasdaq. With regards to the Compensation Committee, the term “independent” refers to a member of the Compensation Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and Nasdaq, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee formally met five times during Fiscal 2017.

Our Compensation Committee’s primary responsibilities and obligations are to:

•

Determine, in executive session at which none of: (i) the Chief Executive Officer of the Company (the “CEO”); (ii) the Executive Chairman of the Company, if a person is acting in the capacity of Executive Chairman (the “Executive Chairman”) or (iii) the Vice Chairman of the Company (the “Vice Chairman”) are present and voting, the compensation for, respectively, the CEO, Executive Chairman and Vice Chairman, in each case with reference to applicable employment or similar agreements and utilizing such customary factors that the Compensation Committee deems necessary or appropriate.

•

Review and determine the compensation of the executive officers of the Company other than the CEO and the Executive Chairman with reference to applicable employment or similar agreements and based upon the recommendations of the CEO and Executive Chairman and such other customary factors that the Compensation Committee deems necessary or appropriate.

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

•	Review and evaluate the performance of the other executive officers of the Company.
•	Review and approve the design of other benefit plans pertaining to executives and employees of the Company.
•	Approve such reports on compensation as are necessary for filing with the SEC and other government bodies.
•	Review, recommend to the Board, and administer all plans that require “disinterested administration” under Rule 16b-3 under the Securities Exchange Act of 1934, as amended.
•	Approve the amendment or modification of any compensation or benefit plan pertaining to executives or employees of the Company that does not require stockholder approval.
•	Review and recommend to the Board the adoption of or changes to the compensation of the Company’s independent directors.
•	Retain outside consultants and obtain assistance from members of management as the Compensation Committee deems appropriate in the exercise of its authority.
•	Make reports and recommendations to the Board within the scope of its functions and advise the officers of the Company regarding various personnel matters.
•	Approve all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees.
•	Review the form, terms and provisions of employment and similar agreements with the Company’s executive officers and any amendments thereto.
•	To the extent the same has been adopted, review, at least annually, the compensation philosophy of the Company.
•	Review the Compensation Committee’s own performance annually.

•	Review the Compensation Committee’s Charter annually and recommend any changes thereto to the Board.

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

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board for consideration. The Nominating and Corporate Governance Committee formally met twice time during Fiscal 2017. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Dimitri Villard, Staffing 360 Solutions, Inc., 641 Lexington Avenue, Suite 2701, New York, New York 10022.

Our Nominating and Corporate Governance Committee’s primary responsibilities and obligations are to:

Nomination Matters:

•

Recommend to the Board candidates for election or reelection to the Board at each annual meeting of stockholders of the Company or any other meeting of Company stockholders where the election of a class of directors is to be considered. Nominees for director shall be selected on the basis of experience, integrity, ability to make independent analytical inquiries, understanding of the Company’s business environment, willingness to devote adequate time to Board duties and such other specific criteria as may be established by the Nominating and Corporate Governance Committee from time to time. In establishing these criteria, the Nominating and Corporate Governance Committee shall make every effort to ensure that the Board and its Committees include at least the required number of independent directors, as that term is defined by applicable standards promulgated by Nasdaq and by the SEC.

•	Recommend to the Board candidates for election by the Board to fill vacancies occurring on the Board.
•

Consider stockholders’ nominees in accordance with applicable rules and regulations and develop procedures regarding the nomination process as required by the federal securities laws and the rules and regulations of the SEC and Nasdaq.

•	Make recommendations to the Board concerning the selection criteria to be used by the Nominating and Corporate Governance Committee in seeking nominees for election to the Board.
•	Aid in attracting qualified candidates to serve on the Board and interview and otherwise assist in the screening of such candidates.
•	Evaluate and make recommendations to the Board concerning the structure, composition and functioning of the Board and all Board committees.

Corporate Governance Matters:

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

•	Review and recommend changes to Board meeting procedures.
•	Monitor any requests made by the directors to engage outside advisors with respect to corporate governance issues, at the Company’s expense.
•	Review and recommend retirement policies for Company directors as may be adopted from time to time.
•	Review any outside directorships in other public companies held by senior company officials.
•	Periodically receive and consider recommendations from the Company’s Executive Chairman regarding succession of the Executive Chairman and other senior officer levels.
•	Make reports and recommendations to the Board within the scope of its functions.

•	Review the Nominating and Corporate Governance Committee Charter from time to time and recommend any changes thereto to the Board.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company during Fiscal 2017, the following directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities failed to timely file reports required by Section 16(a) of the Exchange Act during Fiscal 2017 and most recent fiscal years.

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

As of December 30, 2017, the Company believes that all historical and current Section 16(a) filings have now been filed with the Securities Exchange Commission.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to our named executive officers for Fiscal 2017, the Transition Period and Fiscal 2016. Individuals we refer to as our “named executive officers” include our CEO and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the Fiscal 2017.

All amounts presented in Item 11 are in whole dollar amounts. All compensation amounts presented in British pounds have been translated using the foreign currency average exchange rates, unless otherwise indicated. All share numbers have been adjusted for the one-for-five reverse stock split effective January 3, 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (4) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brendan Flood	Fiscal 2017	354,615	177,308	354,375	18,896	—	—	29,925	935,119
Chairman and Chief Executive Officer (1)	Transition Period	204,404	102,202	—	—	—	—	21,294	327,900
	Fiscal 2016	335,574	292,511	300,000	—	—	—	20,746	948,831

Matthew Briand	Fiscal 2017	356,787	178,394	276,875	18,896	—	—	68,549	899,501
Chief Executive Officer (2)	Transition Period	204,167	102,083	—	—	—	—	39,854	346,104
	Fiscal 2016	320,833	235,252	150,000	—	—	—	68,027	774,112

David Faiman	Fiscal 2017	280,225	140,113	197,500	—	—	—	11,532	629,370
Chief Financial Officer (3)	Transition Period	160,417	80,208	-	—	—	—	11,825	252,450
	Fiscal 2016	68,750	57,292	120,000	—	—	—	3,554	249,596

Christopher Lutzo	Fiscal 2017	196,130	82,500	74,500	—	—	—	5,047	358,177
General Counsel		—	—	—	—	—	—	—	—

(1)

The column “All Other Compensation” includes car allowance, pensions and life insurance premiums. Stock awards and stock option awards above are valued at the aggregate grant date fair value, Stock option awards vest over their respective vesting schedules. Stock awards vest over a three-year period.

(2)

The column “All Other Compensation” includes car allowance, 401K match, health and life insurance premiums paid. Stock awards and stock option awards above are valued at the aggregate grant date fair value. Stock option awards vest over their respective vesting schedules. Stock awards vest over a three-year period.  On December 22, 2017, the Company announced the departure of Mr. Briand effective January 31, 2018.

(3)

The column “All Other Compensation” includes 401K match and health and life insurance premiums paid. Stock awards and stock option awards above are valued at the aggregate grant date fair value. Stock option awards vest over their respective vesting schedules. Stock awards vest over a three-year period.

(4)	Refer to Note 11 for further details on restricted stock issuances and option awards.

Employment Agreements

The Flood Employment Agreement

On January 3, 2014, in connection with the acquisition of Initio International Holdings (“Initio”), the Company entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Pursuant to the Flood Employment Agreement, Mr. Flood would serve as Executive Chairman of the Board. Mr. Flood was paid a salary of £192,000 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and Staffing (UK). Mr. Flood’s salary will be adjusted (but not decreased) annually in connection with the CPI Adjustment (as defined in the Flood Employment Agreement). Mr. Flood is also entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood was entitled to Gross Profit Appreciation Participation, which entitled the participants to 10% of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level was 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, the Company may request that Mr. Flood continue employment with the new control entity. On January 1, 2017 the Company increased his salary by the CPI Adjustment to an annualized salary of £275,130 and provided an additional bonus of up to 25% of his base salary based upon achieving a certain leverage ratio. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and he assumed the roles of Chief Executive Officer and President of the Company. On January 1, 2018 the Company increased his salary by the CPI Adjustment to an annualized salary of £279,807. All other terms of Mr. Flood’s employment agreement remained unchanged.

The Briand Employment Agreement

On January 3, 2014, in connection with the acquisition of Initio, the Company entered into an employment agreement (the “Briand Employment Agreement”) with Matthew Briand. Pursuant to the Briand Employment Agreement, Mr. Briand served as Co-CEO of the Company, as well as, CEO of Monroe. Mr. Briand was paid a salary of $300,000 per annum, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and Monroe. Mr. Briand’s salary may be increased (but not decreased) annually in connection with the CPI Adjustment as defined in the Briand Employment Agreement.  Mr. Briand was also entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain financial milestones. Additionally, Mr. Briand was entitled to Gross Profit Appreciation Participation, which entitled the participants to 10% of Initio’s Excess Gross Profit, which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400,000. Mr. Briand’s participating level was 37.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock. The Briand Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment. On January 27, 2015, Mr. Briand was given the additional title of President. On January 1, 2016, the Company amended the Briand Employment Agreement to increase his salary to $350,000. On January 1, 2017 the Company amended the Briand Employment Agreement to increase his salary by the CPI Adjustment to an annualized salary of $371,155 and provided an additional bonus of up to 25% of his base salary based upon achieving a certain leverage ratio. On December 22, 2017, the Company announced the departure of Mr. Briand effective January 31, 2018. The Briand Employment Agreement was terminated, except with respect to certain provisions of the Briand Employment Agreement relating to competition that remain in effect. The Company additionally agreed to provide Mr. Briand with the following: (a) continued salary payments through the January 31, 2018; (b) a severance payment equal to twelve months’ salary payable over three months in equal installments beginning after the January 31, 2018, (c)

performance bonuses for 2017 and 2018 as determined by the Company’s Board of Directors based upon the criteria set forth for its executives; (d) continued health insurance coverage for a period of 12 months following the January 31, 2018 (e) full and immediate vesting of all outstanding stock options and restricted securities granted to Mr. Briand; (f) reimbursement for life insurance and disability benefits for calendar year 2018; and (g) continuation of an automobile allowance for calendar year 2018 in the same amount as Mr. Briand received as an employee of the Company.

The Faiman Employment Agreement

On February 5, 2016, the Company entered into an employment agreement (the “Faiman Employment Agreement”) with David Faiman. Pursuant to the Faiman Employment Agreement, Mr. Faiman was appointed as Chief Financial Officer effective March 1, 2016 and received a base salary of $275,000 per annum. Mr. Faiman was later appointed Treasurer and Executive Vice President of the Company. The Faiman Employment Agreement provides for severance payments of continued regular salary through the end of the year in the event of a termination by the Company not for cause or a resignation by the employee for good reason, which includes a change in title, duties, responsibilities or direct report superior. Mr. Faiman’s salary will be increased (but not decreased) annually in connection with the CPI Adjustment as defined in the Faiman Employment Agreement. Mr. Faiman also received a grant of 10,000 restricted shares of the Company’s common stock, which vest as follows: (i) 5,000 shares on the first-year anniversary, and (ii) 5,000 shares on the second anniversary of Mr. Faiman’s employment start date. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives each year. His annual bonus target is 50% of annual base salary. On January 1, 2017 the Company increased his salary by the CPI Adjustment to an annualized salary of $275,000 and provided an additional bonus of up to 25% of his base salary based upon achieving a certain leverage ratio. On January 1, 2018 the Company increased his salary to an annualized salary of $320,000.

The Lutzo Employment Agreement

On January 27, 2017, the Company entered into an employment agreement (the “Lutzo Employment Agreement”) with Christopher Lutzo. Pursuant to the Lutzo Employment Agreement, Mr. Lutzo was appointed as General Counsel effective February 13, 2017 and received a base salary of $220,000 per annum. Mr. Lutzo was later appointed Secretary and Executive Vice President of the Company. The Lutzo Employment Agreement provides for severance payments of continued regular salary through the end of the year in the event of a termination by the Company not for cause or a resignation by the employee for good reason, which includes a change in title, duties, responsibilities or direct report superior. Mr. Lutzo’s salary will be increased (but not decreased) annually in connection with the CPI Adjustment as defined in the Lutzo Employment Agreement. Mr. Lutzo also received a grant of 10,000 restricted shares of the Company’s common stock, which vest as follows: (i) 5,000 shares on the first-year anniversary, and (ii) 5,000 shares on the second anniversary of Mr. Lutzo’s employment start date. Annual adjustments to salary, as well as bonus and additional stock option awards will be granted at the discretion of the Board based on meeting personal and corporate objectives each year. His annual bonus target is 50% of annual base salary. On January 1, 2018 the Company increased his salary by the CPI Adjustment to an annualized salary of $223,960.

Outstanding Equity Awards at December 30, 2017

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
	Option awards					Stock awards
Brendan Flood (1)	6,600	—	6,600	$100.00	01/07/2024	131,000	$384,765	—	—
Brendan Flood (2)	3,000	—	3,000	50.00	03/01/2025	—	—	—	—
Brendan Flood (3)	9,600	—	9,600	6.75	02/28/2027	—	—	—	—
Matthew Briand (1)	6,600	—	6,600	100.00	01/07/2024	92,500	226,250	—	—
Matthew Briand (2)	3,000	—	3,000	50.00	03/01/2025	—	—	—	—
Matthew Briand (3)	9,600	—	9,600	6.75	02/28/2027	—	—	—	—
David Faiman (4)	—	—	—	—	—	67,000	146,667	—	—
Christopher Lutzo (5)	—	—	—	—	—	20,000	41,833	—	—

(1)	These options were issued pursuant to the 2014 Equity Incentive Plan and are exercisable for a period of 10 years
(2)	These options were issued pursuant to the 2015 Equity Incentive Plan and are exercisable for a period of 10 years
(3)	These options were issued pursuant to the 2016 Equity Incentive Plan and are exercisable for a period of 10 years
(4)

Pursuant to the Faiman Employment Agreement, Mr. Faiman received a grant of 10,000 restricted shares of the Company’s common stock, which vest as follows: (i) 5,000 shares on the first-year anniversary, and (ii) 5,000 shares on the second anniversary of Mr. Faiman’s employment start date.

(5)

Pursuant to the Lutzo Employment Agreement, Mr. Lutzo received a grant of 10,000 restricted shares of the Company’s common stock, which vest as follows: (i) 5,000 shares on the first-year anniversary, and (ii) 5,000 shares on the second anniversary of Mr. Lutzo’s employment start date.

Compensation of Directors

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Dimitri Villard (2)	Fiscal 2017	$68,751	$66,430	$984	—	—	—	$136,165
Jeff Grout (3)	Fiscal 2017	68,751	66,430	984	—	—	—	136,165
Nicholas Florio (4)	Fiscal 2017	68,751	67,130	984	—	—	—	136,865

(*) Refers to the Transition Period.

(1)

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. The Company has issued these shares under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan, whereby these shares vest after three years from issuance. A nonemployee who sits on the Board and is compensated by the Company solely for the individual’s role as a Director will be treated as an employee under ASC 718.

(2)

Dimitri Villard. In May 2014, Mr. Villard was named the Chairman of the Nominating and Corporate Governance Committee and was named as a member of the Audit Committee and of the Compensation Committee. As a member of our Board, Mr. Villard receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments $6,250. In addition, for his services, Mr. Villard receives 1,400 shares of restricted common stock per quarter. During Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Villard received 4,500, 900, and 1,200 common shares valued at $19, $7, and $29, respectively, for his services as a Board and Committee member. During Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Villard received 11,800, 0 and 6,000 common shares valued at $48, $0, and $150, respectively, as a bonus.

(3)

Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation Committee and was also named as a member of the Nominating and Corporate Governance Committee. In June 2015, Mr. Grout was also named as a member of the Audit Committee. As a member of our Board, Mr. Grout receives an annual payment of $75,000, effective April 1, 2017, payable in monthly instalments of $6,250. In addition, for his service, Mr. Grout receives 1,400 shares of restricted common stock per quarter. During Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Grout received 4,500, 900, and 1,200 common shares valued at $19, $7, and $29, respectively, for his service as a Board and Committee member. During Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Grout received 11,800, 0 and 6,000 common shares valued at $48, $0 and $150, respectively, as a bonus.

(4)

Nicholas Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee and was also named as a member of the Nominating and Corporate Governance Committee and of the Compensation Committee. As a member of our Board, Mr. Florio receives an annual payment of $75,000, effective April 1, 2017, payable in monthly instalments of $6,250. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. In addition, for his service, Mr. Florio receives 1,400 shares of restricted common stock per quarter. During Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Florio received 4,700, 750, and 1,000 common shares valued at $19, $6, and $24, respectively, for his services as a Board and Committee member. During Fiscal 2017, the Transition Period and Fiscal 2016, Mr. Florio received 11,800, 0 and 6,000 shares valued $48, $0 and at $150, respectively, as a bonus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 9, 2018 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 4,012,440 shares of common stock outstanding on March 29, 2018.

Name of Beneficial Owner	Address	Common Stock Beneficially Owned	Percent of Common Stock
Brendan Flood (1)	3 London Wall Buildings, London Wall, London, EC2M 5SY	174,512	4.1%
Matthew Briand (1)	641 Lexington Avenue, Suite 2701 New York, NY 10022	63,048	1.5%
David Faiman	641 Lexington Avenue, Suite 2701 New York, NY 10022	10,000	0.2%
Christopher Lutzo	641 Lexington Avenue, Suite 2701 New York, NY 10022	—	—
Dimitri Villard (2)	8721 Santa Monica Blvd, Suite 100 Los Angeles, CA 90069	150	0.0%
Jeff Grout	3 London Wall Buildings, London Wall, London, EC2M 5SY	2,317	0.1%
Nicholas Florio	Citrin Cooperman & Company LLP 529 Fifth Avenue New York, NY 10017	3,032	0.1%
Directors and officers as a group		253,059	6.0%

Greater than 5% Holders:
Jackson Investment Group, LLC (3)	2655 Northwinds Parkway Alpharetta, GA 30009	1,882,204	31.7%

(1)

Includes 27,024 shares of common stock issuable to Mr. Flood within 60 days of March 30, 2018, pursuant to the conversion of Series A Preferred Stock. Mr. Flood and Mr. Briand own 1,039,380 and 623,628 of the Series A Preferred Shares, respectively, which may convert into 1.3 shares of common stock per 50 shares of Series A Preferred Shares, or 27,024 and 16,215 shares of common stock, respectively.

(2)	Includes 16,215 shares of common stock issuable to Mr. Briand within 60 days of March 30, 2018, pursuant to the conversion of Series A Preferred Stock.
(3)	1,350 shares are held personally by Mr. Villard and 25,200 shares are held through Byzantine Productions, Inc.
(4)	Includes 905,508 warrants with a strike price of $5.00 issuable to Jackson Investment Group, LLC within 60 days of March 30, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 30, 2017 about the common stock that may be issued upon the exercise of outstanding options, warrants and rights under the Company’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercising outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	65,700	$6.75	36,060
Equity compensation plans not approved by security holders (1)	62,760	$65.80	3,639

(1)

At December 31, 2017, the Company had two equity compensation plans not approved by security holders, which are more fully described below. Subsequent to December 31, 2016, two additional equity compensation plans were approved by stockholders at the Company’s annual shareholder meeting on January 26, 2017, which are also described below.

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 50,000 shares of common stock has been reserved for issuance under this plan. The plan expires on January 28, 2024. At December 31, 2017, the Company had issued 50,000 options and shares of common stock and therefore there is nothing remaining under this plan.

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

2015 Omnibus Incentive Plan

On September 23, 2015, our Board adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”). Under the 2015 Plan, the Company may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2015 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates.

The 2015 Plan provides for an aggregate of 90,000 shares of common stock to be available for awards. The number of shares available for grant pursuant to awards under the Plan is referred to as the “Available Shares”. If an award is forfeited, canceled, or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. However, shares that are used to pay the exercise price of an option or that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the 2015 Plan.

The 2015 Plan will have a term of ten years and no further awards may be granted under the 2015 Plan after that date. At December 31, 2017, the Company had issued 86,361 options to purchase shares of common stock and had 3,639 unissued securities remaining under this plan.

Awards Available for Grant

The Compensation Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. Notwithstanding, the Compensation Committee may not grant to any one person in any one calendar year awards (i) for more than 30,000 common shares in the aggregate or (ii) payable in cash in an amount exceeding $600 in the aggregate.

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

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 500,000 shares of the Company’s common stock will be reserved for issuance under stock and stock option awards.  To date, the Company has issued 456,740 shares and options to purchase shares of common stock and therefore has 43,260 remaining under this plan.

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

Number of Shares Authorized

The 2016 Plan provides for an aggregate of 500,000 shares of common stock to be available for awards. The Board and Committee selected this number of available shares in order to provide for awards to be granted for the 2017 and 2018 fiscal years assuming recent trends of awarding equity were to continue.

The 2016 Plan will have a term of ten years and no further awards may be granted under the 2016 Plan after that date.

Awards Available for Grant

The Compensation Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) (each defined under the 2016 Plan) or any combination of the foregoing subject to the number of available shares. Notwithstanding anything to the contrary in the 2016 Plan, the Compensation Committee may not grant to any one participants under the plan in any one calendar year awards (i) for more than 80,000 Common Shares in the aggregate or (ii) payable in cash in an amount exceeding $750,000 in the aggregate.

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

Long-Term Incentive Plan

In May 2016, the Board approved the 2016 Long-Term Incentive Plan (the “2016 LTIP”). This plan was approved by our stockholders on January 26, 2017.

The material features of the 2016 LTIP are:

•	The maximum number of shares of common stock to be issued under the 2016 LTIP is 260,000 shares;
•	The award of performance units is permitted;
•	The term of the 2016 LTIP will expire on December 31, 2018 (unless terminated earlier) at the end of the 2016 LTIP’s performance period.

The shares we issue under the 2016 LTIP will be authorized but unissued shares.  The Board selected 260,000 shares to adequately motivate the participants and drive performance for the period.

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

The estimated fair value of the 2016 LTIP plan based on third party valuation is approximately $136,000. As of Fiscal 2017, all units had been issued and all compensation expense amortized.  For Fiscal 2017 and Transition Period, the Company recorded approximately $91,000 and $53,000 in compensation expense, respectively, associated with the 2016 LTIP. The Company has issued a total of 178,739 shares under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Briand Separation Agreement

In connection with his resignation as officer and director of the Company, the Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the Separation Date. Pursuant to the Briand Separation Agreement, the Company agreed to provide, among other things: (a) pay through January 31, 2018 in the same amount and manner in which Mr. Briand was paid immediately prior to this Agreement; (b) severance pay in the amount of $362,000 (as of January 31, 2018) for twelve (12) months, payable over three (3) months in equal installments in accordance with the normal payroll policies of the Company, with the first installment being paid on the Company’s first regular pay date on or after January 31, 2018, which initial payment shall include all installment amounts that would have been paid during the first thirty (30) days following the Separation Agreement had installments commenced immediately following the Separation Date; (c) performance bonuses for 2017 and 2018, in the amounts, if any, as determined by the Company’s Board of Directors based upon the criteria set forth for its executives, payable in cash at the time any such performance bonuses are ordinarily paid to the Company’s executives; (d) for a period of twelve (12) months following the Separation Date, all health insurance plan benefits to which Mr. Briand and his family was entitled prior to the Separation Date under any such benefit plans or arrangements maintained by the Company in which Mr. Briand and his family participated, shall be provided to the same extent of coverage, pursuant to COBRA, to be paid directly by the Company; (e) any unvested stock options and restricted securities granted to Mr. Briand shall be fully and immediately exercisable or non-forfeitable, as applicable; (f) reimbursement for life insurance benefits, payable in the calendar year 2018 in the same amount as Mr. Briand received as an active employee of the Company; (g) reimbursement of disability insurance premiums, payable in the calendar year 2018 in the same amount as Mr. Briand received as an active employee of the Company; and (h) an automobile allowance, payable in the calendar year 2018 in the same amount as Mr. Briand received as an active employee of the Company.

The Jackson transactions

Term Loan Note #1.  On January 26, 2017, the Company entered into a note and warrant purchase agreement with Jackson Investment Group (“Jackson”) for $7,400,000. Under the terms of this agreement, the Company issued to Jackson 330,000 shares of common stock and a warrant to purchase up to 630,000 shares of common stock at an initial exercise price of $6.75 per share (the “Warrant”). The note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of July 25, 2018. No interest or principal is payable until maturity. At any time during the term of the note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100,000 of the outstanding principal (and in multiples of $100,000), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the note may be converted into shares of common stock, at the sole election of Jackson at maturity or upon prepayment by the Company, at a conversion price equal to $10.00 per share. On March 14, 2017, the Company and Jackson amended the warrant to include a blocker preventing Jackson from owning more than 19.99% of the Company’s shares outstanding as of January 26, 2017, until such ownership is approved by the shareholders consistent with Nasdaq Rule 5635(b). On June 15, 2017, our stockholders approved the issuance of shares of the Company’s common stock under the warrant to Jackson that may result in Jackson owning in excess of 19.99% of the Company’s outstanding shares. The warrant is exercisable beginning on July 25, 2017 for a term of four and a half (4.5) years thereafter. The exercise price is subject to anti-dilution protection, including protection in circumstances where common stock is issued pursuant to the terms of certain existing convertible securities, provided that the exercise price shall not be adjusted below a price that is less than the consolidated closing bid price of the common stock. The Company has accounted for these warrants as a liability under ASC 815-40 due to the anti-dilution protection provisions.

Term Loan Note #2.  On April 5, 2017, the Company amended the note and warrant purchase agreement and entered into a second subordinated secured note for $1,650,000. Under the terms of this amended agreement, the Company issued to Jackson 59,397 shares of common stock, with an additional 74,184 shares of common stock that was issued after obtaining shareholder approval for issuance of shares to Jackson in excess of the 19.99% limit in June 2017. Also on April 5, 2017, the Company amended the Warrant to allow Jackson to purchase up to an additional 825,463 shares of common stock, modified the initial exercise price of the Warrant to $5.00 per share and modified the conversion price of accrued interest on the note issued to Jackson in January 2017 to $7.50. The Warrant was also amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable on the second note until maturity. At any time during the term of the second note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100,000 of the outstanding principal (and in multiples of $100,000), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note can be converted into shares of common stock, at the sole election of Jackson at maturity or in the event of a prepayment by the Company, at a conversion price equal to $7.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock.

Term Loan Note #3.  In August 2017, the Company entered into a promissory note for $1,600,000, with a term of 60 days at interest of 10% per annum and issued 32,000 shares of common stock. The proceeds of the note were used to fund the satisfaction of a judgment entered in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

Term Loan Note #4. On September 1, 2017, the Company entered into a promissory note for $515,000, with a term of 31 days at an interest of 12% per annum. The proceeds of the note were used to fund other debt obligations.

The Jackson Note.  On September 15, 2017, the Company entered into a $40,000,000 secured note agreement with Jackson (the “Jackson Note”). The proceeds of the sale of the secured note were used to repay the existing subordinated notes previously issued to Jackson pursuant to the existing note purchase agreement in the aggregate principal amount of $11,165,000 and to fund a portion of the purchase price consideration of the Firstpro Acquisition and the CBS Butler Acquisition and repay certain other outstanding indebtedness of the Company. The maturity date for the amounts due under the Jackson Note is September 15, 2020.  The Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder. The Company paid a closing fee of $1,000,000 in connection with its entry into the amended and restated note purchase agreement in connection with the Jackson Note and agreed to issue 450,000 shares of the Company’s common stock as a closing commitment fee. These shares are subject to registration rights in favor of Jackson and were included in a new resale registration statement which was filed by the Company on November 1, 2017. The Jackson Note resulted in the extinguishment of the old notes in favor of Jackson in the amounts of $11,165,000 and recording of the new debt of $40,000,000 at fair value. Immediately prior to closing the Jackson Note, Jackson owned 526,697 shares of common stock and 905,508 warrants.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Through December 13, 2017, the Company’s principal independent registered accountant was RBSM LLP. On December 13, 2017, the Company changed its principal independent registered accountant to BDO USA, LLP on December 13, 2017. The aggregate fees billed for Fiscal 2017, Transition Period, and Fiscal 2016 for professional services rendered by the principal accountant are as follows:

	Fiscal 2017		Transition Period		Fiscal 2016
	BDO USA, LLP	RBSM LLP	BDO USA, LLP	RBSM LLP	RBSM LLP
Audit Fees	$357,540	$250,000	$—	$187,000	$273,000
Audit Related Fees	—	56,000	49,000	—	—
Tax Fees	116,000	—	58,000	4,000	144,000
Total	$473,540	$306,000	$107,000	$191,000	$417,000

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

Pre-Approval Policies and Procedure for Audit Services

The audit committee has developed policies and procedures regarding the approval of all services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in Fiscal 2017, the Transition Period and Fiscal 2016 were pre-approved by audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-55 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (1)
2.2	Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, FirstPro Inc., Firstpro Georgia LLC, April F. Nagel and Philip Nagel (2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (6)
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (7)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (8)
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (9)
3.8	Certificate of Designations, Preferences and Rights of Series D Preferred Stock (10)
3.9	Certificate of Designations, Preferences and Rights of Series E-1 Preferred Stock (11)
3.10	Certificate of Designations, Preferences and Rights of Series E-2 Preferred Stock (12)
3.11	Certificate of Correction for the Series D Preferred Stock, dated January 25, 2017 (13)
3.12	Certificate of Withdrawal of Series E-1 Preferred Stock (14)
3.13	Certificate of Withdrawal of Series E-2 Preferred Stock (15)
3.14	Certificate of Withdrawal of Series D Preferred Stock (16)
4.1	Form of Promissory Note (17)
4.2	Form of Warrant (18)
4.3	Form of Subscription Agreement (19)
4.4	Form of Warrant (20)
4.5	Form of Series A Bond (21)
4.6	Form of Warrant (22)
4.7	Revolving Loan Note issued pursuant to PRS Credit Agreement (23)
4.8	Registration Rights Agreement (24)
4.9	Debenture issued pursuant to Securities Purchase Agreement (25)
4.10	A Warrant issued pursuant to Securities Purchase Agreement (26)
4.11	B Warrant issued pursuant to Securities Purchase Agreement (27)
4.12	Three Year Note issued pursuant to Equity Purchase Agreement (28)
4.13	Two Year Note issued pursuant to Equity Purchase Agreement (29)
4.14	Form of Six Month Promissory Note (30)
4.15	Offer to Exchange Common Stock for Certain Outstanding Warrants (31)
4.16	Subordinated Secured Note issued to Jackson Investment Group LLC (32)
4.17	Warrant issued to Jackson Investment Group LLC (33)
4.18	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (34)
4.19	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (35)
10.1	Assignment of Employment Agreement by and between TRIG Capital Partners, LLC and the Company, dated February 21, 2012 (36)

Exhibit No.	Description
10.2	Form of Note Purchase Agreement (37)
10.3	Acquisition Agreement by and among IDC Technologies, Inc., Prateek Gattani and the Company, dated February 11, 2013 (38)
10.4	Employment Agreement with Alfonso J. Cervantes dated February 15, 2013 (39)
10.5	Letter Agreement by and among the Company and Chord Advisors, LLC dated February 15, 2013 (40)
10.6	Advisory Agreement by and among the Company and Grandview Capital Partners, Inc. dated February 16, 2013 (41)
10.7	Corporate Services Agreement by and between Pylon Management, Inc. and the Company dated February 14, 2013 (42)
10.8	Advisory Agreement by and between the Company and Joshua Capital, LLC dated February 15, 2013 (43)
10.9	Form of Subscription Agreement (44)
10.10	Stock Purchase Agreement by and among the Company, The Revolution Group, Ltd. and the shareholders of The Revolution Group, Ltd. dated March 21, 2013 (45)
10.11	Employment Agreement between the Company and Mark Aiello dated March 21, 2013 (46)
10.12	Stock Purchase Agreement by and among the Company, NewCSI, Inc. and the shareholders of NewCSI, Inc. dated August 14, 2013 (47)
10.13	Share Purchase Agreement, dated October 30, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (48)
10.14	Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (49)
10.15	Form of Promissory Note (50)
10.16	Form of Deed of Warranties (51)
10.17	Disclosure Letter (52)
10.18	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (53)
10.19	Form of Deed of Restrictive Covenant by and between Matthew Briand and the Company (54)
10.20	Amendment No. 1 to Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Alfonso J. Cervantes (55)
10.21	Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Allan Hartley (56)
10.22	Employment Agreement, dated January 3, 2014, by and among Monroe Staffing Services, LLC and Matthew Briand (57)
10.23	Employment Agreement, dated January 3, 2014, by and among Staffing 360 Solutions Limited (f/k/a Initio International Holdings Limited) and Brendan Flood (58)
10.24	Asset Purchase Agreement, by and among Staffing 360 Solutions (UK) Limited, Poolia UK Ltd. and Poolia UK (59)
10.25	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (60)
10.26	Form of Promissory Note (61)
10.27	Form of Employment Agreement with PS (62)
10.28	Form of Employment Agreement with PRS (63)
10.29	Form of Noncompetition Agreement (64)
10.30	Amended and Restated Credit and Security Agreement, by and among Monroe Staffing Services, LLC, PeopleSERVE, Inc., and Wells Fargo Bank, National Association, dated July 25, 2014. (65)
10.31	Employment Agreement, dated July 29, 2014, by and between the Jeff R. Mitchell and the Company (66)
10.32	2014 Equity Compensation Plan (67)
10.33	Form of Series A Bond Purchase Agreement (68)
10.34	Share Purchase Agreement, dated February 27, 2015, between the Company, Cyber 360, Inc. and Mark P. Aiello, Michael A. Consolazio and Heather D. Haughey (69)
10.35

Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE, Inc. and Monroe Staffing Services, LLC, as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (70)

10.36	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE PRS, Inc., as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (71)
10.37	Securities Purchase Agreement, dated July 8, 2015, by and among the Company, Hillair Capital Investments L.P, and each purchaser identified on the signature pages thereto (72)
10.38	Security Agreement, dated July 8, 2015, by and among the Company, certain U.S. subsidiaries of the Company, and each purchaser identified on the signature pages thereto (73)
10.39	Equity Purchase Agreement, dated July 8, 2015, by and among the Company, Lighthouse Placement Services, LLC, and Alison Fogel and David Fogel (74)
10.40	Employment Agreement, dated July 8, 2015, by and between Alison Fogel and Lighthouse Placement Services, LLC (75)

Exhibit No.	Description
10.41	Employment Agreement, dated July 8, 2015, by and between David Fogel and Lighthouse Placement Services, LLC (76)
10.42	Non-Competition and Non-Solicitation Agreement, dated July 8, 2015, by Alison and David Fogel for the benefit of the Company and Lighthouse Placement Services, LLC (77)
10.43

Amendment No. 2 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE, Inc., Monroe Staffing Services, LLC, Faro Recruitment America, Inc. and Lighthouse Placement Services, LLC as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (78)

10.44

Amendment No. 1 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE PRS, Inc. as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (79)

10.45	2015 Omnibus Incentive Plan (80)
10.46	Form of Amendment No. 1 to 12% Series B Convertible Bond (81)
10.47	Form of Amendment No. 1A to 12% Series B Convertible Bond (82)
10.48	Form of Amendment No. 1B to 12% Series B Convertible Bond (83)
10.49	Purchase Agreement, dated November 4, 2015, by and among Longbridge Recruitment 360 Limited, Staffing 360 Solutions, Inc. and the Sellers named therein (84)
10.50	Form of Purchase Agreement by and among Longbridge Recruitment 360 Limited, Staffing 360 Solutions, Inc. and Minority Shareholder (85)
10.51	Securities Purchase Agreement dated April 3, 2016 (86)
10.52	Placement Agency Agreement dated April 1, 2016, between the Company and Joseph Gunnar & Co., LLC (87)
10.53	Securities Purchase Agreement dated June 24, 2016, by and between the Company and the Purchasers of the Series D Preferred Stock (88)
10.54	Placement Agency Agreement dated June 23, 2016, between the Company and Source Capital Group, Inc. (89)
10.55	Letter Agreement, dated October 3, 2016, between the Company and Hillair Capital Investments L.P. (90)
10.56	Amended Letter Agreement, dated October 14, 2016, between the Company and Hillair Capital Investments L.P., and described in the Company’s Form 8-K/A filed on October 20, 2016 (91)
10.57	Amendment Agreement, dated January 3, 2017, between the Company and Hillair Capital Investments L.P. (92)
10.58	2016 Omnibus Incentive Plan (93)
10.59	2016 Long Term Incentive Plan (94)
10.60	Note and Warrant Purchase Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the Subsidiary Guarantors (95)
10.61	Warrant Agreement, dated January 25, 2017, by and among the Company and Jackson Investment Group LLC (96)
10.62	Security Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (97)
10.63	Pledge Agreement, dated January 25, 2017 by and the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (98)
10.64	Subordination Agreement, dated January 25, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and the U.S. Subsidiary Guarantors (99)
10.65	Amended Warrant Agreement, dated March 14, 2017, between the Company and Jackson Investment Group LLC (100)
10.66	Amended Purchase Agreement, dated April 5, 2017, by and among the Company, Jackson Investment Group LLC and certain subsidiaries of the Company (101)
10.67	Second Amendment, dated April 5, 2017, by and among the Company and Jackson Investment Group LLC (102)
10.68	Amended Subordination Agreement, dated April 5, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (103)
10.69	Amended SPA, dated April 5, 2017, by and among the Company and the holder of the Series D Shares (104)
10.70	Employment Agreement with David Faiman dated February 5, 2016 (105)
10.71*	Employment Agreement with Christopher Lutzo dated January 27, 2017
10.72	Second Amended Purchase Agreement, dated August 2, 2017, by and among the Company, Jackson Investment Group, LLC and certain subsidiaries of the Company (106)
10.73	Second Amended Subordination Agreement, dated August 2, 2017, by and among Midcap Funding X Trust, Jackson Investment Group, LLC, the Company and certain subsidiaries of the Company (107)
10.74

Amended and Restated Note Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (108)

10.75

Intercreditor Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc., MidCap Funding X Trust and Jackson Investment Group, LLC (109)

10.76

Share Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., Longbridge Recruitment 360 Limited and the holders of outstanding shares of CBS Butler Holdings Limited (110)

Exhibit No.	Description
10.77

Amendment No.8 to the Credit and Security Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and MidCap Funding X Trust (111)

10.78	Agreement for Purchase of Debt, dated February 8, 2018, between CBS Butler Limited and HSBC Invoice Finance (UK) Limited (112)
10.79	Agreement for Purchase of Debt, dated February 8, 2018, between The JM Group (IT Recruitment) Limited and HSBC Invoice Finance (UK) Limited (113)
10.80	Agreement for Purchase of Debt, dated February 8, 2018, between Longbridge Recruitment 360 Ltd and HSBC Invoice Finance (UK) Limited (114)
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

#

Furnished herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(2)	Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on September 19, 2017.
(3)	Previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(4)	Previously filed as Exhibit 3.4 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(5)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018.
(6)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(7)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.
(8)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(9)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016.
(10)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2016.
(11)	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2017.
(12)	Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2017.
(13)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017.
(14)	Previously filed as Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2017.
(15)	Previously filed as Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2017.
(16)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017.
(17)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2013.
(18)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013.
(19)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(20)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(21)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2014.
(22)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(23)	Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(24)	Previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(25)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(26)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(27)	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(28)	Previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.

(29)	Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(30)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.
(31)	Previously filed as Exhibit (A)(1)(A) to the Company’s Form SC TO-1, filed with the SEC on March 29, 2016.
(32)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(33)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(34)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(35)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.
(36)	Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 13, 2012.
(37)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2013.
(38)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2013.
(39)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(40)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(41)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(42)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(43)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on February 20, 2013.
(44)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013.
(45)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2013.
(46)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2013.
(47)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 19, 2013.
(48)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(49)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(50)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(51)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(52)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(53)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(54)	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(55)	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(56)	Previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(57)	Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(58)	Previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(59)	Previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(60)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(61)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(62)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(63)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(64)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(65)	Previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(66)	Previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(67)	Previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(68)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2014.
(69)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2015.
(70)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(71)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(72)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(73)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(74)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(75)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(76)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(77)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(78)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(79)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(80)	Previously filed as Exhibit 4.1 to the Company’s Form S-8, filed with the SEC on October 2, 2015.
(81)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015.
(82)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015.
(83)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2015.
(84)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.
(85)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.
(86)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(87)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.

(88)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2016.
(89)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2016.
(90)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2016.
(91)	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 13, 2017, and described in the Company’s Form 8-K/A filed on October 20, 2016.
(92)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2017.
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

(95)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(96)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(97)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(98)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(99)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(100)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2017.
(101)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(102)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(103)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(104)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(105)	Previously filed as Exhibit 10.70 to the Company’s Transition Report on Form 10-KT, filed with the SEC on April 12, 2017.
(106)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.
(107)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.
(108)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(109)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(110)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(111)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(112)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(113)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(114)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: March 29, 2018	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2018	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Flood	Chairman, Chief Executive Officer and Director	March 29, 2018
Brendan Flood

/s/ Dimitri Villard	Director	March 29, 2018
Dimitri Villard

/s/ Nicholas Florio	Director	March 29, 2018
Nicholas Florio

/s/ Jeff Grout	Director	March 29, 2018
Jeff Grout