Form 10-Q
period 2018-03-31
Staffing 360 Solutions, Inc.
filed 2018-05-14
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 14, 2018, there were 4,169,172 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	March 31,	December 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,458	$3,100
Accounts receivable, net	25,097	33,392
Prepaid expenses and other current assets	1,490	1,443
Total Current Assets	30,045	37,935

Property and equipment, net	1,499	1,618
Identifiable intangible assets, net	16,494	17,145
Goodwill	27,169	27,169
Other assets	2,890	2,881
Total Assets	$78,097	$86,748
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$19,476	$16,709
Current portion of debt, net	—	245
Accounts receivable financing	16,269	25,983
Other current liabilities	6,819	6,372
Total Current Liabilities	42,564	49,309

Term loan - related party, net	38,862	38,749
Warrant Liability	888	1,426
Other long-term liabilities	4,024	4,049
Total Liabilities	86,338	93,533

Commitments and contingencies	—	—

Stockholders' Deficit:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, 1,663,008 shares designated, $1.00 stated value, 1,663,008 shares issued and outstanding, as of March 31, 2018 and December 30, 2017	—	—
Series B Preferred Stock, 200,000 shares designated, $10.00 stated value, 0 shares issued and outstanding, as of March 31, 2018 and December 30, 2017	—	—
Series C Preferred Stock, 2,000,000 shares designated, $1.00 stated value, 0 shares issued and outstanding, as of March 31, 2018 and December 30, 2017	—	—
Common stock, $0.00001 par value, 40,000,000 and 20,000,000 shares authorized as of March 31, 2018 and December 30, 2017, respectively; 4,058,285 and 3,909,114 shares issued and outstanding, as of March 31, 2018 and December 30, 2017, respectively	—	—
Additional paid in capital	58,305	57,574
Accumulated other comprehensive (loss) income	(133)	783
Accumulated deficit	(66,413)	(65,142)
Total Stockholders' Deficit	(8,241)	(6,785)
Total Liabilities Stockholders' Deficit	$78,097	$86,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q1 2018	Q1 2017
Revenue	$55,791	$40,712

Cost of Revenue, excluding depreciation and amortization stated below	44,210	33,386

Gross Profit	11,581	7,326

Operating Expenses:
Selling, general and administrative expenses	11,188	7,123
Depreciation and amortization	798	760
Total Operating Expenses	11,986	7,883

Loss From Operations	(405)	(557)

Other Expenses (Income):
Interest expense	(1,955)	(502)
Amortization of debt discount and deferred financing costs	(122)	(559)
Loss on extinguishment of debt, net	—	(1,368)
Change in fair value of warrant liability	538	(92)
Foreign currency re-measurement gain on intercompany note	575	—
Other income	250	2
Total Other Expenses	(714)	(2,519)

Loss Before Provision for Income Tax	(1,119)	(3,076)

Provision for income taxes	(152)	(5)

Net Loss	(1,271)	(3,081)

Dividends - Series A preferred stock - related party	50	50
Deemed Dividends - Series D preferred stock	—	880

Net Loss Attributable to Common Stock Holders	$(1,321)	$(4,011)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.32)	$(1.36)
Net Loss Attributable to Common Stock Holders	$(0.33)	$(1.78)
Weighted Average Shares Outstanding – Basic and Diluted	3,988,624	2,257,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Q1 2018	Q1 2017
Net Loss	$(1,271)	$(3,081)

Other Comprehensive loss
Foreign exchange translation adjustment	(916)	(22)
Comprehensive Loss Attributable to the Company	$(2,187)	$(3,103)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q1 2018	Q1 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,271)	$(3,081)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	147	78
Amortization of identifiable intangible assets	651	682
Amortization of debt discount and deferred financing costs	122	559
Loss on extinguishment of debt, net	—	1,368
(Gain) loss in fair value of warrants	(538)	92
Stock based compensation	373	294
Foreign currency re-measurement gain on intercompany note	(575)	—
Other	—	52
Changes in operating assets and liabilities:
Accounts receivable	7,026	2,658
Prepaid expenses and other current assets	(47)	(245)
Other assets	(9)	360
Accounts payable and accrued expenses	2,795	(397)
Interest payable - related party	(160)	—
Other current liabilities	447	36
Other long-term liabilities	50	(45)
Other	(164)	(10)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,847	2,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56)	(20)
Collection of UK factoring facility deferred purchase price	1,269	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,213	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(254)	—
Repayments on accounts receivable financing, net	(9,714)	(3,489)
Dividends paid to related parties	(50)	—
Proceeds from At-The-Market Facility	415	—
Repayment of promissory notes	—	(4,561)
Proceeds from term loan - related party	—	7,400
Payments made for earn-outs	(90)	(1,050)
Third party financing costs	(7)	(842)
NET CASH USED IN FINANCING ACTIVITIES	(9,700)	(2,542)

NET INCREASE (DECREASE) IN CASH	360	(161)

Effect of exchange rates on cash	(2)	—

Cash - Beginning of period	3,100	650

Cash - End of period	$3,458	$489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation, which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012. On June 15, 2017, the Company changed its state of domicile to Delaware.

The Company effected a one-for-ten reverse stock split on September 17, 2015 and a one-for-five reverse stock split on January 3, 2018. All share and per share information in these consolidated financial statements has been retroactively adjusted to reflect these reverse stock splits.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2017, the transition period ended December 31, 2016 and fiscal year ended May 31, 2016, which are included in the Company’s December 30, 2017 Form 10-K, filed with the United States Securities and Exchange Commission on March 29, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended March 31, 2018 are not necessarily indicative of results for the entire year ending December 29, 2018. This report is for the periods January 1, 2017 to April 1, 2017 (“Q1 2017”) and December 31, 2017 to March 31, 2018 (“Q1 2018”).

Revenue Recognition

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which control has transferred to the customer. Revenue in Q1 2018 was comprised of $52,997 of temporary contractor revenue and $2,794 of permanent placement revenue, compared with $39,927 and $785 for Q1 2017, respectively. Refer to Note 8 for further details on breakdown by segments.

Reclassifications

We may make certain reclassifications to prior period amounts to conform with the current years’ presentation. These reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.  The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, and tax audit settlements.  The effective income tax rate was (8.8%) and 16.3% for Q1 2018 and Q1 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. The changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, allowing for immediate expensing of certain qualified property, modifications to many business deductions and credits, and providing various tax incentives. Shortly after the Tax Act was enacted, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides that in these cases a registrant should continue to apply Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2009-06, Income Taxes ("Topic 740") based on the provisions of the tax laws that were in effect immediately prior to the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for registrants to complete the accounting under Topic 740

The Company remeasured domestic deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally the 21% rate imposed by the Tax Act.  The Company recorded an expense of $3.7 million to reduce the net deferred tax assets, along with a corresponding benefit for the reduction of the valuation allowance recorded against these balances in our financial statements for the year ended December 30, 2017.

At March 31, 2018, in accordance with SAB 118, the Company has not completed its accounting for the tax effects of the one-time transition tax imposed by the Tax Act.  In order to determine the amount of the liability with respect to the one-time transition tax, the Company must determine, in addition to other factors, the amount of post-1986 Earnings & Profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  In order to quantify the liability, we are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax. Therefore, we have not recorded an estimate of the transition tax in our financial statements.

In addition, the Company is continuing to evaluate whether Global Intangible Low Tax Income taxes (“GILTI”) are recorded as a current period expense when incurred or whether such amounts should be factored into the Company's measurement of its deferred taxes. As a result, the Company has not included an estimate of the tax impacts related to GILTI in the first quarter of 2018. The Company has not elected a method and will only do so after completing their analysis of the GILTI provisions.

Foreign Currency

Staffing 360 Solutions, Inc. has an intercompany note due from Longbridge Recruitment 360 (U.K.) Limited (“Longbridge”), denominated in U.S. dollars. The note matures in September 15, 2022, bears interest at a rate of interest equal to the mid-term monthly Applicable Federal Rate (AFR), as published each month by the U.S. Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code, compounded semiannually. Interest is payable in cash quarterly on the first business day of each calendar quarter. Longbridge may prepay all or any portion of the principal amount of this Note at any time, in whole or in part, without premium or penalty. As the note is denominated in U.S. dollars, the Company recorded a foreign currency remeasurement gain in Q1 2018 of $575.

Recent Accounting Pronouncements

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

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method.  The adoption had no impact to the reported results. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For Q1 2018 and Q1 2017, pursuant to the two-class method, as a result of the net loss, losses were not allocated to the participating securities.

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2018 and April 1, 2017 have been excluded from the per share computations, since their inclusion would be anti-dilutive:

	March 31,	April 1,
	2018	2017
Convertible bonds - Series B	—	1,117
Convertible promissory notes	—	184,138
Convertible preferred shares	43,239	692,838
Warrants	925,935	636,726
Restricted shares - unvested	475,332	246,252
Long term incentive plan (LTIP)	178,728	178,728
Options	125,400	122,400
Total	1,748,634	2,062,199

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

The Series D Preferred Stock contained beneficial conversion features; a portion was quantifiable at the date of issuance in the amount of $615, which was recognized immediately due to the immediate convertibility of the Series D Preferred Stock and that it had no true redemption date. The additional beneficial conversion feature was quantifiable only at the date of each subsequent conversion. Both beneficial conversion features represent additional value to the holders not known at the date of issuance. As such, they represent a dividend on the Series D Preferred Stock and recorded as a Deemed Dividend. These Deemed Dividends are presented on the Statement of Operations for purposes of calculating Earnings Per Share only and have no net impact on Shareholders’ Deficit. In April 2017, the Company entered into an agreement with Holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 60,000 shares of common stock. Deemed Dividends recorded were $0 and $880 for the period ended March 31, 2018 and April 1, 2017, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE BASED FINANCING FACILITIES

HSBC Invoice Finance (UK) Ltd – New Facility

On February 8, 2018, CBS Butler, Longbridge and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, to be classified within investing activities.

ABN AMRO Commercial Finance

In conjunction with the HSBC Invoice Finance (UK) Ltd – New Facility, on February 8, 2018, Longbridge and The JM Group terminated this facility and the remaining balance was paid in full.

CBS Butler

In conjunction with the HSBC Invoice Finance (UK) Ltd – New Facility, on February 8, 2018, CBS Butler terminated this facility and the remaining balance was paid in full.

NOTE 5 – DEBT

	March 31,	December 31,
	2018	2017
Jackson Investment Group - related party	$40,000	$40,000
ABN AMRO	—	254
Total Debt, Gross	40,000	40,254
Less: Debt Discount and Deferred Financing Costs	(1,138)	(1,260)
Total Debt, Net	38,862	38,994
Less: Current Portion, Net	—	(245)
Total Long-Term Debt, Net	$38,862	$38,749

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

NOTE 6 – EQUITY

Common Stock

The Company issued the following shares of common stock during the period ended Q1 2018:

Shares issued to/for:	Number of common shares issued	Fair Value of shares issued	Fair Value at Issuance (minimum and maximum per share)
At-the-Market Facility	130,545	$415	$2.35	$3.50
Consultants	14,000	46	3.22	3.42
Board and Committee members	4,200	15	3.25	3.25
Reverse stock split (rounding up shares)	426	-	-	-
	149,171	$476

Subsequent to March 31, 2018, the Company had sold 106,687  shares of common stock through its at-the-market facility at a value of $213, and granted 4,200 shares of common stock valued $8 to the board of directors.

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares vest after three years from issuance. As of March 31, 2018, the Company has a total of 475,322 shares unvested issued to employees and Board and committee members. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. For the period ended Q1 2018 and Q1 2017, the Company recorded compensation expense associated with these restricted shares of $245 and $173, respectively.

Stock Options

During the period Q1 2018 and Q1 2017, the Company recorded share based payment expense of $82 and $93, respectively, in connection with all options outstanding.

Convertible Preferred Shares

Series A Preferred Stock – Related Party

In the period ended March 31, 2018 and April 1, 2017, the Company paid $50 and $0, respectively, in dividends to its Series A preferred stock holders.

Series D Preferred Stock

The Series D Preferred Stock contained beneficial conversion features; a portion was quantifiable at the date of issuance in the amount of $615, which was recognized immediately due to the immediate convertibility of the Series D Preferred Stock and that it had no true redemption date. The additional contingent beneficial conversion feature was quantifiable only at the date of each subsequent conversion. Both beneficial conversion features represent additional value to the holders. As such, they represent a dividend on the Series D Preferred Stock and recorded as a Deemed Dividend. These Deemed Dividends are presented on the Statement of Operations for purposes of calculation Earnings Per Share only and have no net impact on Shareholders’ Deficit. Deemed Dividends recorded were $0 and $880 for Q1 2018 and Q1 2017, respectively.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Warrants

The Company has accounted for the warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The Company recorded a change in fair value of the warrant liability of $538 in Q1 2018 using Black-Scholes valuation model. The warrants issued to Jackson are considered to be Level 3 liabilities under ASC 820.  On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company will record a mark-to-market gain and reclass the remaining liability to Additional paid-in capital. These amounts will be finalized once the Company performs a final Black-Scholes valuation as of the amendment date.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of Control Solutions International, Inc. (“CSI”) on November 4, 2013, the purchase price includes monthly cash payments to the former owners and shareholders of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During Q1 2018 and Q1 2017, the Company paid $15 and $24, respectively, towards the earn-out liability. No further payments are due.

Pursuant to the acquisition of The JM Group on November 5, 2015, the purchase price includes a cash payment to the shareholders for performance-based compensation of (a) £850 if the gross profit for the 12 month period ending on the anniversary date of the date of completion (the “Anniversary TTM Gross Profit”) is equal to 90% or more of the gross profit for the twelve months ending October 31, 2015 (the “Completion TTM Gross Profit”); or (b) if the Anniversary TTM Gross Profit is less than 90% of the Completion TTM Gross Profit, a sum equal to £850 multiplied by the Anniversary TTM Gross Profit/Completion TTM Gross Profit. The Company recorded the maximum contingent liability amount of £850 ($1,180). At December 31, 2016, the remaining balance was $1,026 and was recorded in other current liabilities. While unpaid, the balance accrued interest at 10.25% per annum. The balance was paid in full in January 2017.

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

On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit (“Appellate Court”) seeking reversal of the judgment and posted a supersedeas bond to stay the execution of the judgment pending appeal. On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal. As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal. On November 3, 2016, oral arguments for the appeal were heard and on July 26, 2017, the Appellate Court affirmed the trial Court’s decision but left the legal fee award open for determination by further proceedings in the trial court. On August 29, 2017 the surety company released the supersedeas bond to the New CSI shareholders’ counsel, which was amount was approximately $5 less than the judgment amount with accumulated interest. Payment of this remaining balance has been made by the Company.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 8 – SEGMENTS

For the period ended Q1 2018 and Q1 2017, the Company generated revenue and gross profit by segment as follows:

	Q1 2018	Q1 2017
Commercial Staffing - US	$21,396	$22,411
Professional Staffing - US	14,667	11,696
Professional Staffing - UK	19,728	6,605
Total Revenue	$55,791	$40,712

Commercial Staffing - US	$3,679	$3,802
Professional Staffing - US	4,204	2,086
Professional Staffing - UK	3,698	1,438
Total Gross Profit	$11,581	$7,326

Selling, general and administrative expenses	$(11,188)	$(7,123)
Depreciation and amortization	(798)	(760)
Interest expense	(1,955)	(502)
Amortization of debt discount and deferred financing costs	(122)	(559)
Loss on extinguishment of debt, net	-	(1,368)
Change in fair value of warrant liability	538	(92)
Foreign currency re-measurement gain on intercompany note	575	-
Other expense	250	2
Loss Before Provision for Income Tax	$(1,119)	$(3,076)

The following table disaggregates revenues by segments for Q1 2018 and Q1 2017:

	Q1 2018
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$72	$1,507	$1,215	$2,794
Temporary Revenue	21,324	13,160	18,513	52,997
Total	$21,396	$14,667	$19,728	$55,791

	Q1 2017
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$32	$126	$627	$785
Temporary Revenue	22,379	11,570	5,978	39,927
Total	$22,411	$11,696	$6,605	$40,712

As of March 31, 2018 and April 1, 2017, the Company has assets in the U.S., the U.K. and Canada as follows:

	March 31,	December 30,
	2018	2017
United States	$47,446	$53,814
United Kingdom	30,603	32,861
Canada	48	73
Total Assets	$78,097	$86,748

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 9 – ACQUISITIONS

The following unaudited pro forma consolidated results of operation have been prepared, as if the acquisition of FirstPro and CBS Butler had occurred as of June 1, 2016:

Q1 2017
Revenues	$60,320
Net loss from continuing operations	(3,487)

NOTE 10 – OTHER RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and Notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

During Q1 2018 and Q1 2017 the Company incurred the following for Board and Committee Members:

	Q1 2018				Q1 2017
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	1,400	$5	$20	$13	8,300	$31	$17
Jeff Grout	19	1,400	5	20	13	8,300	31	17
Nick Florio	19	1,400	5	20	13	8,300	31	17
	$57	4,200	$15	$60	$39	24,900	$93	$51

The Company has no balances within accrued in accounts payable and accrued expenses – related parties account as of March 31, 2018.

The Briand Separation Agreement

The Company’s former employee, board member and officer resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. The Company paid $462 in Q1 2018 to Mr. Briand as part of this separation agreement. The accrued balance due to Mr. Briand as of March 31, 2018 is $318.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q1 2018	Q1 2017
Cash paid for:
Interest	$1,710	$402
Income taxes	22	110

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$1,144	$—
Shares issued in connection with convertible note	—	498
Shares issued in connection with Jackson term loan	—	822
Warrants issued in connection with Jackson term loan	—	1,613
Deemed Dividends		880

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

For the period ended March 31, 2018 and April 1, 2017

	Q1 2018	% of Revenue	Q1 2017	% of Revenue	Growth
Revenue	$55,791	100.0%	$40,712	100.0%	37.0%
Direct cost of revenue	44,210	79.2%	33,386	82.0%	32.4%
Gross profit	11,581	20.8%	7,326	18.0%	58.1%
Operating expenses	11,986	21.5%	7,883	19.4%	52.0%
Loss from operations	(405)	(0.7)%	(557)	(1.4)%	(27.3)%
Other expenses	(714)	(1.3)%	(2,519)	(6.2)%	(71.7)%
Provision for income taxes	(152)	(0.3)%	(5)	(0.0)%	2940.0%
Net loss	$(1,271)	(2.3)%	$(3,081)	(7.6)%	(58.7)%

Revenue

For Q1 2018, revenue increased by 37% to $55,791 as compared to $40,712 for Q1 2017. Of that growth, $17,870 was from the acquisitions of CBS Butler and Firstpro, and $815 was from favorable foreign currency translation.  This was partially offset by an organic decline $3,606 largely due to the exiting of lower margin revenue and a greater number of weather-related work stoppage days in Q1 2018 versus Q1 2017.

Revenue in Q1 2018 was comprised of $52,997 of temporary contractor revenue and $2,794 of permanent placement revenue, compared with $39,927 and $785 for Q1 2017, respectively.

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workmans’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q1 2018, direct cost of revenue was $44,210, an increase of 32.4% from $33,386 in Q1 2017, compared with revenue growth of 37%. Further discussion is included in the gross profit and gross margin comments below.

Gross profit and gross margin

Gross profit for Q1 2018 was $11,581, and increase of 58.1% over $7,326 for Q1 2017, representing gross margin of 20.8% and 18% for each period, respectively. Gross profit growth can be attributed to higher revenues, a higher mix and absolute dollar amount of permanent placement revenue, as well as continued savings on workers’ compensation insurance.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Operating expenses

Operating expenses for Q1 2018 was $11,986, an increase of 52% over $7,883 for Q1 2017.  Of that increase, 47% can be attributed to acquisition of CBS Butler and Firstpro, with the remainder primarily stemming from higher commissions on the higher gross profit.

Other Expenses

Other expenses for Q1 2018 was $714, a decrease of 71.7% from $2,519 in Q1 2017. For Q1 2018 compared with Q1 2017, other expenses primarily reflects higher interest of $1,453 driven mainly by the higher debt and cost of capital resulting from the refinancing in September 2017; lower amortization of debt discount and deferred financing costs by $437 also attributable to the refinancing;   a loss on extinguishment of debt in Q1 2017 of $1,368 attributable to the refinancing of convertible notes in January 2017, with no corresponding loss in Q1 2018; a gain of $538 from fair valuing warrants in Q1 2018 compared with a loss of $92 in Q1 2017; a gain of $575 from remeasuring the Company’s intercompany note; and, other income in Q1 2018 $250 primarily from investment income on the Company’s workers’ compensation collateral.

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

The following table details Revenue and Gross Profit by Sector for the period Q1 2018 as compared to the Q1 2017:

	Q1 2018	Mix	Q1 2017	Mix
Commercial Staffing - US	$21,396	38%	$22,411	55%
Professional Staffing - US	14,667	26%	11,696	29%
Professional Staffing - UK	19,728	36%	6,605	16%
Total Revenue	$55,791		$40,712

Commercial Staffing - US	$3,679	32%	$3,802	52%
Professional Staffing - US	4,204	36%	2,086	28%
Professional Staffing - UK	3,698	32%	1,438	20%
Total Gross Profit	$11,581		$7,326

Commercial Staffing - US	17.2%		17.0%
Professional Staffing - US	28.7%		17.8%
Professional Staffing - UK	18.7%		21.8%
Total Gross Margin	20.8%		18.0%

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

	Q1 2018	Q1 2017
Net loss	$(1,271)	$(3,081)

Interest expense	1,955	502
Provision for income taxes	152	5
Depreciation and amortization (1)	920	1,319
EBITDA	$1,756	$(1,255)

Acquisition, capital raising and other non- recurring expenses (2)	847	531
Other non-cash charges (3)	373	294
Loss on extinguishment of debt, net	—	1,368
Change in fair value of warrant liability	(538)	92
Foreign currency re-measurement gain on intercompany note	(575)	—
Other income	(250)	(2)
Adjusted EBITDA	$1,613	$1,028

Trailing Twelve Months ("TTM") Adjusted EBITDA	$7,976	$5,390

Pro Forma TTM Adjusted EBITDA (4)	$10,340	N/A

Gross Profit	$11,581	$7,326

Adjusted operating expenses (5)	$9,968	$6,298
Adjusted operating expenses percentage of gross profit	86.1%	86.0%

(1)	Includes amortization included in other expenses.
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

	Twelve Months Ended
	March 31, 2018	April 1, 2017
Gross Profit - TTM (Current Period)	$40,996	$31,662
Gross Profit - TTM (Prior Period)	31,662	27,331
Gross Profit - Growth	$9,334	$4,331

Adjusted EBITDA - TTM (Current Period)	$7,976	$5,390
Adjusted EBITDA - TTM (Prior Period)	5,390	3,392
Adjusted EBITDA - Growth	$2,586	$1,998

Operating Leverage	27.7%	46.1%

Leverage Ratio Calculated as Total Long-Term Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	March 31, 2018	December 30, 2017
Total Long-Term Debt, Net	$38,862	$38,749
Addback: Total Debt Discount and Deferred Financing Costs	1,138	1,251
Total Long-Term Debt	$40,000	$40,000

TTM Adjusted EBITDA	$7,976	$7,391

Pro Forma TTM Adjusted EBITDA	$10,340	$10,847

Pro Forma Leverage Ratio	3.9x	3.7x

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

On February 8, 2018, CBS Butler, Longbridge and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force, the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, to be classified within investing activities.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q1 2018	Q1 2017
Net cash provided by operating activities	$8,847	$2,401

Collection of UK factoring facility deferred purchase price	1,269	—

Repayments on accounts receivable financing	(9,714)	(3,489)

Net cash provided by (used in) operating activities including proceeds from accounts receivable financing	$402	$(1,088)

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

As of and for the period ended March 31, 2018, the Company had a working capital deficiency of $12,519, an accumulated deficit of $66,413, and a net loss of $1,271.

On September 15, 2017, the Company entered into the Jackson Note for $40,000. The proceeds of the sale of the secured note were used to (i) repay the existing subordinated notes previously issued to Jackson in the aggregate principal amount of $11,165, (ii) to fund a portion of the upfront cash portion of purchase price consideration of the Firstpro Acquisition and the CBS Butler Acquisition, (iii) repay substantially all other outstanding indebtedness of the Company and (iv) for general working capital purposes. The maturity date for the Jackson Note is September 15, 2020.  The Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder.

Management believes the Company is a going concern meaning it will meet its obligations for the next 12 months as of the date these financial statements are issued.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Operating activities

For Q1 2018, net cash provided by operations of $8,847 was primarily attributable changes in operating assets and liabilities totaling $9,938, non-cash adjustments of $180, offset by net loss of $1,271. Changes in operating assets and liabilities primarily relates decrease in accounts receivable of $7,026 (see further discussion below), increase in accounts payable and accrued expenses of $2,795, increase in other current liabilities of $447, increase in other long-term liabilities of $50, offset by decrease in related party interest payable of $160, increase in prepaids and other current assets of $47, and other of $164. Total non-cash adjustments of $180 primarily includes amortization of debt discounts and deferred financing of $122, stock based compensation of $373, depreciation and amortization of intangible assets of $798; offset by gain on fair value of warrants of $538 and foreign currency re-measurement gain on intercompany loan of $575.

On February 8, 2018, CBS Butler, Longbridge and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force, the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, to be classified within investing activities.

For Q1 2017, net cash provided by operations of $2,401 was primarily attributable changes in operating assets and liabilities totaling $2,357 and non-cash adjustments of $3,125 offset by net loss of $3,081. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $2,658, a decrease in other assets of $360, an increase in other liabilities of $36; offset by a decrease accounts payable and accrued expenses of $397, an increase in prepaid expenses and other current asset of $245, decrease in other long-term liabilities of $45, and other of $10. Total non-cash adjustments of $3,125 primarily includes costs related to the extinguishment of debt of $1,368, amortization of debt discounts and deferred financing of $559, amortization of intangible assets of $682, stock based compensation of $294 and depreciation of $78. During the period ended April 1, 2017, the Company used a portion of the proceeds from Jackson Investment Group, LLC to pay accounts payable and accrued expenses.

Investing activities

For Q1 2018, net cash flows provided by investing activities was $1,213, of which $1,269 is collection of the beneficial interest from HSBC (see discussion above, partially offset by purchase of property and equipment of $56.

For Q1 2017, net cash flows used in investing activities was $20 which relates to purchase of property and equipment.

Financing activities

For Q1 2018, net cash flows used in financing activities totaled $9,700, of which $9,714 primarily relates to settlement of the prior U.K. secured borrowing facilities in connection with the new HSBC facility (see discussion above), $254 is for the repayment of the ABN AMRO term loan, $90 is for deferred payments associated with the Firstpro acquisition and CSI earnout, third party financing costs of $7, partially offset by proceeds from the At-market facility of $415.

For Q1 2017, net cash flows used in financing activities totaled $2,542, which is primarily related to accounts receivable financing net of $3,489, repayment of promissory notes $4,561, payments made on earn outs of $1,050, third party financing costs of $842, offset by proceeds from term loan from related party of $7,400.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to the Form 10-K filed with the SEC on March 29, 2018.

Recent Accounting Pronouncements

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

No material developments.

Item 1A. Risk Factors.

There have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period December 31, 2017 through March 31, 2018, we issued 14,000 shares of common stock, with an aggregate value of $45 to Greenridge Global LLC and SP Padda in return for investor relations advisory services and construction of leasehold improvements.  The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017)
3.2	Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018)
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on March 29, 2018)
10.1

Agreement for Purchase of Debt, dated February 8, 2018, between CBS Butler Limited and HSBC Invoice Finance (UK) Limited (previously filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on February 13, 2018)

10.2

Agreement for Purchase of Debt, dated February 8, 2018, between The JM Group (IT Recruitment) Limited and HSBC Invoice Finance (UK) Limited (previously filed as Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on February 13, 2018)

10.3

Agreement for Purchase of Debt, dated February 8, 2018, between Longbridge Recruitment 360 Ltd and HSBC Invoice Finance (UK) Limited (previously filed as Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on February 13, 2018)

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

Date: May 14, 2018	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Financial Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2018	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)