Form 10-Q/A
period 2017-09-30
Staffing 360 Solutions, Inc.
filed 2018-06-13
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 13, 2018, there were 4,255,572 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2017, as filed with the Securities and Exchange Commission on November 14, 2017, to correct errors related to the recognition of compensation expense associated with shares granted to employees and directors, the recognition of the beneficial conversion features associated with our Series D Preferred Shares, classification of warrants issued to Jackson and the recognition of closing fees paid to Jackson in connection with the financing on September 15, 2017.

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2017, (unaudited) and December 31, 2016	1
	Unaudited Condensed Consolidated Statements of Operations for the period July 2, 2017 to September 30, 2017, for the period July 3, 2016 to October 1, 2016, for the period January 1, 2017 to September 30, 2017, and for the period January 3, 2016 to October 1, 2016	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the period July 2, 2017 to September 30, 2017, for the period July 3, 2016 to October 1, 2016, for the period January 1, 2017 to September 30, 2017, and for the period January 3, 2016 to October 1, 2016	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	36

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3	Defaults Upon Senior Securities	39
Item 4	Mine Safety Disclosures	39
Item 5	Other Information	39
Item 6	Exhibits	40

Signatures		41

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	September 30,	December 31,
	2017	2016
	(Unaudited, As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$5,380	$650
Accounts receivable, net	33,797	22,274
Prepaid expenses and other current assets	1,174	613
Total Current Assets	40,351	23,537

Property and equipment, net	1,241	919
Identifiable intangible assets, net	16,199	9,149
Goodwill	33,362	15,779
Other assets	2,972	4,573
Total Assets	$94,125	$53,957
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$22,052	$18,110
Current portion of debt, net	367	3,639
Accounts receivable financing	23,076	15,605
Dividends payable - related party	—	366
Other current liabilities	1,247	1,274
Total Current Liabilities	46,742	38,994

Term loan - related party, net	38,630	—
Warrant Liability	2,303	—
Long-term debt, net	—	3,997
Other long-term liabilities	6,615	2,688
Total Liabilities	94,290	45,679

Series D Preferred Stock, 5,000 shares designated, $0.00001 par value, $10,000 stated value, 0 and 93 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	—	884

Stockholders' (Deficit) Equity:
Staffing 360 Solutions, Inc. (Deficit) Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, 1,663,008 shares designated, $0.00001 par value, $1.00 stated value, 1,663,008 shares issued and outstanding, as of September 30, 2017 and December 31, 2016	—	—
Series B Preferred Stock, 200,000 shares designated, $0.00001 par value, $10.00 stated value, 0 shares issued and outstanding, as of September 30, 2017 and December 31, 2016	—	—
Series C Preferred Stock, 2,000,000 shares designated, $0.00001 par value, $1.00 stated value, 0 shares issued and outstanding, as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value, 40,000,000 and 20,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 3,837,764 and 1,827,959 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	56,991	53,190
Accumulated other comprehensive income	662	855
Accumulated deficit	(57,818)	(46,651)
Total Stockholders' (Deficit) Equity	(165)	7,394
Total Liabilities, Mezzanine Equity and Stockholders' (Deficit) Equity	$94,125	$53,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	July 2, 2017 to September 30, 2017	July 3, 2016 to October 1, 2016	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
	(As Restated)		(As Restated)
Revenue	$50,345	$45,950	$133,174	$135,423

Cost of Revenue, Excluding Depreciation and Amortization Stated Below	40,768	37,545	108,347	111,802

Gross Profit	9,577	8,405	24,827	23,621

Operating Expenses:
Selling, general and administrative expenses, excluding depreciation and amortization stated below	8,800	7,917	22,362	24,194
Depreciation and amortization	790	727	2,310	2,059
Total Operating Expenses	9,590	8,644	24,672	26,253

(Loss) Income From Operations	(13)	(239)	155	(2,632)

Other Expenses:
Interest expense	(761)	(615)	(1,843)	(2,007)
Amortization of beneficial conversion feature	—	(183)	—	(550)
Amortization of debt discount and deferred financing costs	(1,212)	(401)	(2,610)	(1,310)
Loss on extinguishment of debt, net	(4,764)	—	(6,132)	—
Change in fair value of warrant liability	(688)	—	(493)	—
Gain on settlement of warrants	—	—	—	485
Other expense	(10)	(35)	(31)	(38)
Total Other Expenses	(7,435)	(1,234)	(11,109)	(3,420)

Loss Before Provision for Income Tax	(7,448)	(1,473)	(10,954)	(6,052)

(Provision for) benefit from income taxes	(206)	375	(213)	(260)

Net Loss	(7,654)	(1,098)	(11,167)	(6,312)

Net income attributable to non-controlling interest	—	—	—	37

Net Loss Before Preferred Share Dividends	(7,654)	(1,098)	(11,167)	(6,349)

Dividends - Series A preferred stock - related party	50	50	150	150
Deemed Dividends - Series D preferred stock	—	927	2,009	1,660

Net Loss Attributable to Common Stock Holders	$(7,704)	$(2,075)	$(13,326)	$(8,159)

Basic and Diluted Net Loss per Share:

Net Loss	$(2.63)	$(0.77)	$(4.25)	$(5.27)
Net Loss Attributable to Common Stock Holders	$(2.65)	$(1.45)	$(5.07)	$(6.81)
Weighted Average Shares Outstanding – Basic and Diluted	2,910,139	1,426,938	2,628,913	1,197,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	July 2, 2017 to September 30, 2017	July 3, 2016 to October 1, 2016	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
	(As Restated)		(As Restated)
Net Loss	$(7,654)	$(1,098)	$(11,167)	$(6,312)

Other Comprehensive Income (loss)
Foreign exchange translation adjustment	110	169	(193)	484
Comprehensive Loss	(7,544)	(929)	(11,360)	(5,828)
Comprehensive income attributable to non-controlling interest	—	—	—	37
Comprehensive Loss attributable to common stock holders	$(7,544)	$(929)	$(11,360)	$(5,865)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,167)	$(6,312)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	250	132
Amortization of identifiable intangible assets	2,060	1,927
Amortization of debt discount and deferred financing costs	2,610	1,860
Loss on extinguishment of debt, net	6,132	—
Change in fair value of warrants	493	—
Gain on settlement of warrants	—	(485)
Stock based compensation	962	773
Interest paid in stock	—	109
Other	—	41
Changes in operating assets and liabilities:
Accounts receivable	(2,907)	(1,099)
Prepaid expenses and other current assets	(552)	156
Other assets	196	(828)
Accounts payable and accrued expenses	(129)	4,460
Other current liabilities	(807)	(632)
Other long-term liabilities	285	357
Other	(201)	328
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,775)	787

CASH FLOWS FROM INVESTING ACTIVITIES:
Posting of surety bond	—	(1,405)
Acquisition of businesses, net of cash acquired	(20,817)	(101)
Purchase of property and equipment	(169)	(245)
NET CASH USED IN FROM INVESTING ACTIVITIES	(20,986)	(1,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	400	578
Repayment of convertible notes	(6,635)	(1,589)
Proceeds from promissory notes	—	700
Repayment of promissory notes	(441)	(1,506)
Proceeds from term loan - related party	50,165	—
Repayments of term loan - related party	(11,165)	—
Proceeds from term loan	—	783
Repayments of term loan	(3,811)	(629)
Repayment of bonds	(50)	(949)
Proceeds from (repayments on) accounts receivable financing, net	5,242	(1,575)
Proceeds from overadvance of accounts receivable financing	—	1,050
Proceeds from private placement	—	3,347
Proceeds from Series D Preferred Stock	—	2,000
Repayment of Series D Preferred Stock	(1,500)	—
Dividends paid to related parties	(515)	—
Proceeds from At-The-Market Facility	208	—
Payments made for earn-outs	(1,094)	(104)
Third party financing costs	(2,311)	(777)
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,493	1,329

NET INCREASE IN CASH	4,732	365

Effect of exchange rates on cash	(2)	—

Cash - Beginning of period	650	991

Cash - End of period	$5,380	$1,356

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

The Company effected a one-for-ten reverse stock split on September 17, 2015 and a one-for-five reverse stock split on January 3, 2018. All share and per share information in these condensed consolidated financial statements has been retroactively adjusted to reflect these reverse stock splits.

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

This filing includes unaudited condensed consolidated financial statements for the period January 1, 2017 to September 30, 2017 that have been restated, please refer to Note 3 for further details.

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

Acquisitions

On September 15, 2017, Staffing 360 Georgia, LLC (“Staffing Georgia”), a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Firstpro Inc. (“FPI”), Firstpro Georgia, LLC (“FPL”), and certain individuals, pursuant to which the FPI and FPL sold substantially all of their assets to Staffing Georgia (“Firstpro Acquisition”). The purchase price in connection with the acquisition, was $8,000, of which, (a) $4,500 was paid at closing, (b) $825 is payable in quarterly installments of $75 beginning on October 1, 2017, and (c) $2,675 is payable annually in three equal installments beginning on September 15, 2018.

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

The Company paid a closing fee of $1,000 in connection with its entry into the A&R Note Purchase Agreement and agreed to issue 450,000 shares of the Company’s common stock as a closing commitment fee.  These shares are subject to registration rights in favor of Jackson and were included in a new resale registration statement filed by the Company.

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

Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements. The

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

effective income tax rate for the period July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016 was 4% and (37.6)%, respectively. The effective income tax rate for the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, was 2.3% and 4.3%, respectively.

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

As per ASC 606, Company has two streams of revenue, permanent placement revenue and temporary contractor revenues. Permanent placement revenue is not recognized performance obligations under the agreement is met and the candidate has started employment. Temporary contractor revenue is hourly based, and revenue is recognized as earned.

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

In addition to the errors noted above, we also noted errors relating to the classification of warrants issued to Jackson and the recognition of closing fees paid to Jackson in connection with the financing on September 15, 2017, that impact the interim periods in Fiscal 2017. On March 29, 2018 the Company filed an Item 4.02(a) Form 8-K disclosing the existence of a material misstatement within the financial statements included in the Company’s Form 10-Q filed for the third quarter ended September 30, 2017. The impact of these errors disclosed in the tables below, have been reflected in this Form 10-Q/A for the period ended September 30, 2017.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The effects of the corrections of the errors on our consolidated balance sheets, statements of operations and statements of cash flows for the periods included in this Form 10-Q/A are presented in the tables below:

	As of September 30, 2017 (unaudited)			As of December 31, 2016
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Current Assets	$40,351	$-	$40,351	$23,537	$-	$23,537
Long-Term Assets	53,774	-	53,774	30,420	-	30,420
Total Assets	94,125	-	94,125	53,957	-	53,957

Current Liabilities	46,841	$(99)	46,742	38,628	366	38,994
Long-Term Liabilities	43,189	4,359	47,548	7,051	(366)	6,685
Total Liabilities	90,030	4,260	94,290	45,679	-	45,679

Mezzanine Equity	-	-	-	612	272	884

Common Stock	-	-	-	-	-	-
Preferred Stock	-	-	-	-	-	-
Additional Paid-In Capital	60,784	(3,793)	56,991	54,658	(1,468)	53,190
Accumulated Other Comprehensive Loss	662	-	662	855	-	855
Accumulated Deficit	(57,351)	(467)	(57,818)	(47,847)	1,196	(46,651)
Total Equity (Deficit)	4,095	(4,260)	(165)	7,666	(272)	7,394

Total Liabilities and Equity (Deficit)	$94,125	$-	$94,125	$53,957	$-	$53,957

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue	$50,345	$-	$50,345	$133,174	$-	$133,174

Gross Profit	9,577	-	9,577	24,827	-	24,827

SG&A	9,140	(340)	8,800	23,105	(743)	22,362
Depreciation and amortization	790	-	790	2,310	-	2,310
Other	-	-	-	-	-	-
Total Operating Expenses	9,930	(340)	9,590	25,415	(743)	24,672

Income (Loss) From Operations	(353)	340	(13)	(588)	743	155

Other Expenses	(4,803)	(2,632)	(7,435)	(8,553)	(2,556)	(11,109)

Loss Before Provision for Income Taxes	(5,156)	(2,292)	(7,448)	(9,141)	(1,813)	(10,954)

Provision for Income Taxes	(206)	-	(206)	(213)	-	(213)

Net Loss	(5,362)	(2,292)	(7,654)	(9,354)	(1,813)	(11,167)

Series A Dividend	50	-	50	150	-	150
Series D Deemed Dividend	-	-	-	-	2,009	2,009

Net Loss Attributable to Common Stock Holders	$(5,412)	$(2,292)	$(7,704)	$(9,504)	$(3,822)	$(13,326)

Basic and Diluted Net Loss per Share:

Net Loss	$(1.67)	$(0.96)	$(2.63)	$(3.26)	$(0.99)	$(4.25)

Net Loss Attributable to Common Stock Holders	$(1.69)	$(0.96)	$(2.65)	$(3.31)	$(1.76)	$(5.07)

Weighted Average Shares Outstanding - Basic and Diluted	3,206,063	(295,924)	2,910,139	2,868,089	(239,176)	2,628,913

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	Three Months Ended October 1, 2016			Nine Months Ended October 1, 2016
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue	$45,950	$-	$45,950	$135,423	$-	$135,423

Gross Profit	8,405	-	8,405	23,621	-	23,621

SG&A	7,795	122	7,917	24,102	92	24,194
Depreciation	727	-	727	2,059	-	2,059
Total Operating Expenses	8,522	122	8,644	26,161	92	26,253

Loss From Operations	(117)	(122)	(239)	(2,540)	(92)	(2,632)

Other Expenses	(1,234)	-	(1,234)	(3,420)	-	(3,420)

Loss Before Provision for Income Taxes	(1,351)	(122)	(1,473)	(5,960)	(92)	(6,052)

Benefit from (Provision for) Income Taxes	375	-	375	(260)	-	(260)

Net Loss	(976)	(122)	(1,098)	(6,220)	(92)	(6,312)

Non-Controlling Interest	-	-	-	(37)	-	(37)

Net Loss Before Preferred Share Dividends	(976)	(122)	(1,098)	(6,257)	(92)	(6,349)

Series A Dividend	50	-	50	150	-	150
Series D Deemed Dividend	-	927	927	-	1,660	1,660

Net Loss Attributable to Common Stock Holders	$(1,026)	$(1,049)	$(2,075)	$(6,407)	$(1,752)	$(8,159)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.64)	$(0.13)	$(0.77)	$(2.17)	$(3.10)	$(5.27)

Net Loss Attributable to Common Stock Holders	$(0.67)	$(0.78)	$(1.45)	$(2.23)	$(4.58)	$(6.81)

Weighted Average Shares Outstanding - Basic and Diluted	1,529,481	(102,543)	1,426,938	2,868,089	(1,670,409)	1,197,680

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	Nine Months Ended September 30, 2017			Nine Months Ended October 1, 2016
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net Loss	$(9,354)	$(1,813)	$(11,167)	$(6,220)	$(92)	$(6,312)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Non-cash addbacks	10,529	1,978	12,507	4,265	92	4,357
Changes in operating assets and liabilities	(3,962)	(153)	(4,115)	2,742	-	2,742
Net cash (used in) provided by operating activities	(2,787)	12	(2,775)	787	-	787

Net cash used in investing activities	(22,080)	1,094	(20,986)	(1,855)	104	(1,751)

Net cash provided by financing activities	29,599	(1,106)	28,493	1,433	(104)	1,329

Net increase in cash	4,732	-	4,732	365	-	365

Foreign currency translation	(2)	-	(2)	-	-	-

Cash - beginning of period	650	-	650	991	-	991

Cash - end of period	$5,380	$-	$5,380	$1,356	$-	$1,356

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

	September 30,	October 1,
	2017	2016
Convertible bonds - Series B	—	1,155
Convertible promissory notes	—	428,215
Convertible preferred shares	43,239	118,438
Warrants	932,234	16,753
Restricted shares - unvested	463,052	77,322
Long term incentive plan (LTIP)	178,728	178,728
Options	122,400	62,760
Total	1,739,653	883,371

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

As of October 1, 2016, convertible preferred shares include the Company’s Series D Preferred Stock which contained both a fixed and variable conversion feature that fluctuated with the Company’s stock price. In addition, other restrictions prevented the holders from converting all of the Series D Preferred Stock at the same time. As a result, the Company could not estimate the exact amount of shares of common stock the Series D Preferred Stock could be converted into at any time. As a result, only the fixed portion of the conversion features were included in the amounts above.

The Series D Preferred Stock contained beneficial conversion features; a portion was quantifiable at the date of issuance in the amount of $615, which was recognized immediately due to the immediate convertibility of the Series D Preferred Stock and that it had no true redemption date. The additional beneficial conversion feature was quantifiable only at the date of each subsequent conversion. Both beneficial conversion features represent additional value to the holders not known at the date of issuance. As such, they represent a dividend on the Series D Preferred Stock and recorded as a Deemed Dividend. These Deemed Dividends are presented on the Statement of Operations for purposes of calculating Earnings Per Share only and have no net impact on Shareholders’ Deficit. In April 2017, the Company entered into an agreement with Holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 60,000 shares of common stock. Deemed Dividends recorded were $0 and $2,009 for the three and nine months ended September 30, 2017, respectively, and $927 and $1,660 for the three and nine months ended October 1, 2016, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE BASED FINANCING FACILITIES

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

HSBC Invoice Finance (UK) Ltd

CBS Butler had a revolving accounts receivable financing arrangement with HSBC Invoice Finance (UK) Ltd “HSBC”. The facility, whose maximum capacity was £8,500, had an original expiration of January 2011, and provided for termination by either party with 90 days’ notice. Under the arrangement, CBS Butler could borrow against eligible short-term trade receivables in exchange for cash and a subordinated interest. The Company would receive cash equal to approximately 90% (varies slightly by geographical location of the receivable) of the value of the eligible receivables.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 6 – DEBT

	September 30, 2017	December 31, 2016
Bonds:
Bonds - Series B	$—	$50

Convertible Notes:
Non-interest Bearing Convertible Note (January 6, 2016)	—	359
Non-interest Bearing Convertible Note (September 10, 2016)	—	477
8% Convertible Note (July 8, 2015)	—	1,960
8% Convertible Note (February 8, 2016)	—	728
Lighthouse- Seller Note #1	—	1,874
Lighthouse - Seller Note #2	—	234

Promissory Notes:
Staffing (UK) - Seller Note	—	112
PeopleServe - Seller Note	—	329

Term Loans:
Jackson Investment Group - related party	40,000	—
Midcap Financial Trust	—	2,025
ABN AMRO	377	694
Sterling National Bank	—	168
Total Debt	40,377	9,010

Less Debt Discount and Deferred Financing Costs	(1,380)	(1,374)

Total Debt, Net	38,997	7,636

Less: Current Portion, Net	(367)	(3,639)

Total Long-Term Debt, Net	$38,630	$3,997

Series B Bonds

In April 2017, these bonds were paid in full. During the period ended October 1, 2016, the Company paid $689 in principal.

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

The Amendment had a new face value of $3,126, and an 8% interest rate per annum, with no interest payments due until October 1, 2017, payable quarterly thereafter, and an overall term of 21 months with principal due at maturity. The Amendment was convertible into shares of common stock at a price of $15.00 per share at holder’s election, and the holder agreed to eliminate the 20% pre-payment penalty for an early redemption. In connection with the refinancing, the Company issued the holder 120,000 shares of common stock, valued at $498. The Amendment resulted in the extinguishment of the old notes of $2,688 and recording of the new debt and debt issue costs. The Company recorded a $870 loss upon extinguishment. On January 26, 2017, the Amendment was paid in full resulting a loss of $498.

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

The Company paid this note in full on September 18, 2017 and entered in a new note with Jackson (refer to “Jackson Note – Related Party”).

Jackson Investment Group Term Loan Note #2

On April 5, 2017, the Company amended the note and warrant purchase agreement with Jackson and entered into a second subordinated secured note with Jackson for $1,650. Under the terms of this amended agreement, the Company issued to Jackson 59,397 shares of common stock, with an additional 74,184 shares of common stock that was issued after obtaining shareholder approval for issuance of shares to Jackson in excess of the 19.99% limit in June 2017. Also on April 5, 2017, the Company amended the Warrant to allow Jackson to purchase up to an additional 275,508 shares of common stock (subject to the same shareholder approval for issuance of shares to Jackson in excess of the 19.99% limit), modified the initial exercise price of the Warrant to $5.00 per share and modified the conversion price of accrued interest on the note issued to Jackson in January 2017 to $7.50. The Warrant was also amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable on the second note until maturity. At any time during the term of the second note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note can be converted into shares of common stock, at the sole election of Jackson at maturity or in the event of a prepayment by the Company, at a conversion price equal to $7.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock. The Company has accounted for these warrants as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The Company has recorded a liability of $2,303 at September 30, 2017.

The Company paid this note in full on September 18, 2017 and entered into a new note with Jackson (refer to “Jackson Note – Related Party”)

Jackson Investment Group Term Loan Note #3

In August 2017, the Company entered into a promissory note with Jackson for $1,600, with a term of 60 days at interest of 10% per annum and in return for 32,000 shares of common stock. The proceeds of the note were used to fund the satisfaction of a judgment entered in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

The Company paid this in full on September 18, 2017 and entered into a new note with Jackson (refer to “Jackson Note – Related Party”).

Jackson Investment Group Term Loan Note #4

On September 1, 2017, the Company entered into a promissory note with Jackson for $515, with a term of 31 days at interest of 12% per annum. The proceeds of the note were used to fund other debt obligations. The Company paid this in full on September 18, 2017 and entered into a new note with Jackson (refer to “Jackson Note – Related Party”).

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

The Jackson Note includes customary covenants including a leverage ration covenant. The threshold for this covenant assumed that the UK borrowing facilities would be treated as a sale of receivables. However, the refinancing of the UK facilities was not completed until February 2018. As such, Jackson permitted the Company to calculate the leverage ratio as of September 30, 2017, on a pro forma basis as if the UK facilities were indeed treated consistent with the covenant threshold, which kept the Company in compliance with such covenant.

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

ABN AMRO Term Loan

During the period July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company paid $119 and $131 in principal, respectively. During the period January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company paid $356 and $391 in principal, respectively. On March 29, 2017, Longbridge Recruitment 360 Limited and The JM Group each received a reservation of rights letter from ABN AMRO bank with respect to technical noncompliance with certain financial covenants contained in their financing documents with the bank. There was no financial impact of receiving this letter. During the period from January 3, 2016 to October 1, 2016, the Company borrowed an additional £219. Since payments on this term loan are denominated in GBP, the Company is subject to foreign exchange changes.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 7 – EQUITY

Common Stock

The Company issued 2,009,805 shares of common stock during the period ended September 30, 2017 as summarized below:

Shares issued to/for:	Number of common shares issued	Fair Value of shares issued	Fair Value at Issuance (per share)
Conversion of Series D Preferred Stock	394,600	$972	$2.80	$3.80
Jackson Investment Group	945,581	2,527	2.75	3.70
Employees	338,240	408	2.75	4.70
Extension of convertible notes	120,000	498	4.15	4.15
CBS Butler Acquisition	100,000	430	4.30	4.30
Board and Committee members	44,900	166	3.10	4.70
At-the-Market Facility	61,984	208	3.15	3.50
Consultants	4,500	20	3.50	4.70
	2,009,805	$5,229

As of December 31, 2016, the Company’s authorized common stock consists of 20,000,000 shares having par value of $0.00001. Effective January 26, 2017, after obtaining shareholder approval, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares. The Company had issued and outstanding 3,837,764 and 1,827,959 shares of common stock as of September 30, 2017 and December 31, 2016, respectively.

In May 2017, using its effective shelf registration on Form S-3 (No. 333-208910), the Company entered into an at-the-market offering (“ATM”) agreement with Joseph Gunnar & Co., LLC to establish an at-the-market equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $3 million of the Company’s common stock at prevailing market prices from time to time.   Subsequent to period end and through to June 2018, the Company had sold 300,501 shares of common stock under this program at a value of $874.

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares vest after three years from issuance. As of September 30, 2017, the Company has a total of 463,053 shares unvested issued to employees and Board and committee members. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. For the nine months ended September 30, 2017 and October 1, 2016, the Company recorded compensation expense associated with these restricted shares of $575 and $373, respectively. For the three months ended September 30, 2017 and October 1, 2016, the Company recorded compensation expense associated with these restricted shares of $206 and $134, respectively.

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

During the period ended October 1, 2016, holders of this series converted 118 shares of Series D Preferred Stock to 268,192 shares of common stock. During the period ended September 30, 2017, holders converted an additional 31 shares of Series D Preferred Stock to 334,600 shares of common stock. The Series D Preferred Stock contained beneficial conversion features; a portion was quantifiable at the date of issuance in the amount of $615, which was recognized immediately due to the immediate convertibility of the Series D Preferred Stock and that it had no true redemption date. The additional contingent beneficial conversion feature was quantifiable only at the date of each subsequent conversion. Both beneficial conversion features represent additional value to the holders. As such, they represent a dividend on the Series D Preferred Stock and recorded as a Deemed Dividend. These Deemed Dividends are presented on the Statement of Operations for purposes of calculation Earnings Per Share only and have no net impact on Shareholders’ Deficit. Deemed Dividends recorded were $0 and $2,009 for the three and nine months ended September 30, 2017, respectively, and $927 and $1,660 for the three and nine months ended October 1, 2016, respectively.

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

On April 5, 2017, the Company amended the Warrant and entered into a second subordinated secured note with Jackson for $1,650. Under the terms of the amended Warrant, Jackson may purchase up to an additional 275,508 shares of common stock at $5.00 per share. The Warrant was amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein, and to adjust the initial exercise price to $5.00 per share. The modification cost associated with this change was $91. On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrant liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclassed the remaining liability to Additional paid-in capital, based on Black-Scholes valuation as of the amended date.

On September 15, 2017, the Company issued 20,000 three-year cashless warrants with an exercise price of $5.00 valued at $28.

Transactions involving the Company’s warrant issuances are summarized as follows:

	Number of shares	Weighted Average Price Per Share
Outstanding at December 31, 2016	6,726	$97.62
Issued	925,508	5.00
Exercised	—	—
Expired or cancelled	—	—
Outstanding at September 30, 2017	932,234	$5.67

Stock Options

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 500,000 shares of the Company’s common stock will be reserved for issuance under stock and stock option awards. During the period ended September 30, 2017 the Company issued to employees and consultants, 387,640 shares and 62,700 options, with an exercise price of $6.75 per share to purchase shares of common stock, and therefore has 49,660 remaining under this plan. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price	$6.75
Market price at date of grant	$3.10
Volatility	99.38%
Expected dividend rate	—
Expected term (years)	5
Risk-free interest rate	1.93%

During the three months ended September 30, 2017 and October 1, 2016, the Company recorded stock compensation expense of $96 and $90, respectively, in connection with all options outstanding.  During the nine months ended September 30, 2017 and October 1, 2016, the Company recorded stock compensation expense of $283 and $270, respectively, in connection with all options outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of Control Solutions International, Inc. (“CSI”), the purchase price includes monthly cash payments to the former owners and shareholders of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During the period ended September 30, 2017 and October 1, 2016, the Company paid $68 and $104, respectively, towards the earn-out liability. This accrual is related to the matter of NewCSI, Inc. vs. Staffing 360 Solutions, Inc. below. Under the settlement agreement, the Company will continue to pay a total of $45 subsequent to September 30, 2017, with the final payment being made in January 2018.

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

On January 26, 2016, the District Court set the bond in respect of the NewCSI litigation at $1,384. The Company has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit (“Appellate Court”) seeking reversal of the judgment and posted a supersedeas bond to stay the execution of the judgment pending appeal. On April 18, 2016, the Court granted the NewCSI shareholders’ request for payment of attorneys’ fees, but reserved judgment on the amount of fees to award pending the outcome of the Company’s appeal. As of January 2016, the NewCSI shareholders have claimed they have incurred $552 in attorney’s fees, which could increase during the pendency of the appeal. On November 3, 2016, oral arguments for the appeal were heard and on July 26, 2017, the Appellate Court affirmed the trial Court’s decision. On August 29, 2017 the surety company released the supersedeas bond to the New CSI shareholders’ counsel, which was approximately $5 less than the judgment amount with accumulated interest. Payment of this remaining balance has been made subsequent to period end. The amount of the legal fee award was left for final determination by the trail court.

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

On May 30, 2018 the trial judge issued an order adopting the report and recommendation of the magistrate judge and awarding NewCSI the amount of $606 in legal fees, plus interest at the statutory rate. The Company intends to pay $607 in full settlement of this matter in June 2018.

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

NOTE 9 – SEGMENTS

The Company’s operating segments, which are consistent with its reportable segments, are organized by geography in accordance with its internal management and reporting structure.

For the period ended September 30, 2017 and October 1, 2016, the Company generated revenue and gross profit by segment as follows:

	July 2, 2017 to September 30, 2017	July 3, 2016 to October 1, 2016	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
United States	$37,830	$38,845	$107,441	$112,557
United Kingdom	12,452	7,074	25,634	22,790
Canada	63	31	99	76
Total Revenue	$50,345	$45,950	$133,174	$135,423

United States	$7,033	$6,815	$19,441	$18,842
United Kingdom	2,523	1,581	5,352	4,744
Canada	21	9	34	35
Total Gross Profit	$9,577	$8,405	$24,827	$23,621

Selling, general and administrative expenses, excluding depreciation and amortization stated below	$(8,800)	$(7,917)	$(22,362)	$(24,194)
Depreciation and amortization	(790)	(727)	(2,310)	(2,059)
Interest expense	(761)	(615)	(1,843)	(2,007)
Amortization of beneficial conversion feature	—	(183)	—	(550)
Amortization of debt discount and deferred financing costs	(1,212)	(401)	(2,610)	(1,310)
Loss on extinguishment of debt, net	(4,764)	—	(6,132)	—
Change in fair value of warrants	(688)	—	(493)	—
Gain on settlement of warrants	—	—	—	485
Other expense	(10)	(35)	(31)	(38)
Loss Before Provision for Income Tax	$(7,448)	$(1,473)	$(10,954)	$(6,052)

As of September 30, 2017, and December 31, 2016, the Company has assets in the U.S., the U.K. and Canada as follows:

	September 30,	December 31,
	2017	2016
United States	$60,795	$44,990
United Kingdom	33,261	8,936
Canada	69	31
Total Assets	$94,125	$53,957

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 10 - ACQUISITIONS

Based upon a preliminary valuation, the Company recorded the following identifiable intangible assets in connection with the acquisition of FirstPro and CBS Butler:

	CBS Butler	FirstPro
Goodwill (1)	$13,754	$3,829

Intangible assets
Tradenames	$1,123	$35
Non-compete	150	193
Customer Relationships	4,473	3,136
	$5,746	$3,364

(1)	Goodwill amounts are shown net of adjustments of $811 and $702 for CBS Butler and FirstPro, respectively, for discounting of deferred payment and earnouts and other purchases accounting adjustments.

In connection with the acquisition of CBS Butler and FirstPro, the Company performed a preliminary valuation of identifible intangible assets of $5,746 and $3,364, respectively, representing trade names, customer relationships, and non-compete agreements. These assets are being amortized on a straight line basis over their weighted average estimated useful life of 10 years. The Company acquired a total of $8,527 in receivables and fair value of these receivables equals the contract value. The Company finalized its’ purchase price allocation during the fourth quarter of 2017.

The following unaudited pro forma consolidated results of operation have been prepared, as if the acquisition of FirstPro and CBS Butler had occurred as of January 1, 2016:

	July 2, 2017 to September 30, 2017	July 3, 2016 to October 1, 2016	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
Revenues	$63,854	$66,944	$184,995	$201,611
Net loss from continuing operations	(7,837)	(1,311)	(11,674)	(8,468)

The Company recorded $6,768 in revenues that came from the acquisitions completed during the quarter. The Company recorded a total of $384 in third party expenses associated with consummating the two acquisitions, which are included in Selling, general and administrative expenses, excluding depreciation and amortization stated below on the Condensed Consolidated Statement of Operations.

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

Consulting Fees – Related Party

Board and Committee Members

During the period from July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company incurred $19 and $13, respectively, in board of director fees to Dimitri Villard. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company incurred $50 and $38, respectively, in board of director fees to Dimitri Villard. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, Mr. Villard also received 1,700 and 1,200 shares of common stock valued at $6 and $15, respectively for his services as a board and committee member. During the period ended September 30, 2017, Mr. Villard received 13,200 shares valued at $54 as a bonus. These shares vest over a three year period and as such the Company has recognized expense of $56 and $42 during the period ended September 30, 2017 and period ended October 1, 2016, respectively. The Company has $0 in accrued in accounts payable and accrued expenses – related parties account, as of September 30, 2017.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

During the period from July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company incurred $19 and $13, respectively, in board of director fees to Jeff Grout. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company incurred $50 and $38, respectively, in board of director fees to Jeff Grout. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, Mr. Grout also received 1,700 and 1,200 shares of common stock valued at $6 and $15, respectively, for his service as a board and committee member. Mr. Grout also received 13,200 shares valued at $54 as a bonus during the period ended September 30, 2017. These shares vest over a three year period and as such the Company has recognized expense of $56 and $42 during the period ended September 30, 2017 and period ended October 1, 2016, respectively. The Company has $0 balance in accrued in accounts payable and accrued expenses – related parties account as of September 30, 2017.

During the period from July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, the Company incurred $19 and $13, respectively, in board of director fees to Nick Florio. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, the Company incurred $50 and $38, respectively, in board of director fees to Nick Florio. During the period from January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, Mr. Florio also received 1,900 and 1,000 shares of common stock valued at $7 and $12, respectively for his services as a board and committee member. In addition, during the period ended September 30, 2017, Mr. Florio received 13,200 shares valued at $54 as a bonus. These shares vest over a three year period and as such the Company has recognized expense of $54 and $41 during the period ended September 30, 2017 and period ended October 1, 2016, respectively. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP.  The Company has $0 balance in accrued in accounts payable and accrued expenses – related parties account as of September 30, 2017.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
Cash paid for:
Interest	$1,827	$1,559
Income taxes	140	132

Non Cash Investing and Financing Activities:
Shares issued in connection with convertible note	$498	$—
Shares issued in connection with Jackson term loan	2,527	—
Warrants issued in connection with Jackson term loan	2,303	—
Shares issued in connection with Series D payoff	208	—
Shares issued in connection with CBS Butler acquisition	430	—
Deemed Dividends	2,009	1,660
Dividends - Series A preferred stock - related party	—	150
Conversion of a convertible note payable	—	(1,066)
Shares issued in connection with convertible notes	—	315
Shares issued in connection with promissory notes	—	65
CSI earnout (payment with surety bond)	1,405	—

NOTE 13 – SUBSEQUENT EVENTS

Where applicable, all material subsequent events have been disclosed in their respective Notes to these financial statements except as follows:

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In June 2018, the Company divested its PeopleServe business for an estimated net proceeds of $1,700. The final net proceeds are subject to a net working capital true up.

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

On September 15, 2017, Staffing 360 Georgia, LLC (“Staffing Georgia”), a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Firstpro Inc. (“FPI”), Firstpro Georgia, LLC (“FPL”), and certain individuals, pursuant to which the FPI and FPL sold substantially all of their assets to Staffing Georgia (“Firstpro Acquisition”). The purchase price in connection with the Staffing Georgia Acquisition, was $8,000, of which, (a) $4,500 was paid at closing, (b) $825 is payable in quarterly installments of $75 beginning on October 1, 2017, and (c) $2,675 is payable annually in three equal installments beginning on September 15, 2018.

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

The Company paid a closing fee of $1,000 in connection with its entry into the A&R Note Purchase Agreement and agreed to issue 450,000 shares of the Company’s common stock as a closing commitment fee.  These shares are subject to registration rights in favor of Jackson and were included in a new resale registration statement filed by the Company on November 1, 2017.

The Company recorded $4,764 loss upon extinguishment of debt, and deferred debt issuance costs of $1,385 to be amortized over the term of the new loan. The Company has estimated that the $11,165 of notes extinguished were replaced by $11,165 which equals its fair value.

For the period July 2, 2017 to September 30, 2017 as compared to the period July 3, 2016 to October 1, 2016

	July 2, 2017 to September 30, 2017	% of Revenue	July 3, 2016 to October 1, 2016	% of Revenue	Growth
Revenue	$50,345	100.0%	$45,950	100.0%	9.6%
Direct cost of revenue	40,768	81.0%	37,545	81.7%	8.6%
Gross profit	9,577	19.0%	8,405	18.3%	13.9%
Operating expenses	9,590	19.0%	8,644	18.8%	10.9%
Loss from operations	(13)	(0.0)%	(239)	(0.5)%	(94.6)%
Other expenses	(7,435)	(14.8)%	(1,234)	(2.7)%	502.5%
(Provision) benefit for income taxes	(206)	(0.4)%	375	0.8%	(154.9)%
Net loss	$(7,654)	(15.2)%	$(1,098)	(2.4)%	597.1%

Revenue

For the period July 2, 2017 to September 30, 2017, revenue grew 9.6% to $50,345 as compared to $45,950 for the period July 3, 2016 to October 1, 2016. Of that growth, $6,768 came from the acquisitions completed during the quarter, partially offset by an organic decline of $2,373 primarily from exiting lower margin revenue. Foreign currency translation impact was not material.

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

Gross profit and gross margin

Gross profit for the period July 2, 2017 to September 30, 2017 and the period July 3, 2016 to October 1, 2016 was $9,577 and $8,405, respectively, representing gross margin of 19.0% and 18.3% for each period, respectively. The increase in margin is primarily attributable to stronger margins in the Light Industrial segment, higher margin revenue from the businesses acquired during the quarter, as well as lower worker’ compensation insurance.

Operating expenses

For the period July 2, 2017 to September 30, 2017, operating expenses amounted to $9,590 as compared to $8,644 for the period July 3, 2016 to October 1, 2016, an increase of 10.9%.  As a percentage of revenue, operating expenses increased from 18.8% of revenue to 19.0% of revenue, mainly due to the inclusion of the two acquired businesses for a portion of the quarter, transaction-related costs of completing the acquisitions and an increase in non-cash compensation expense.

Other Expenses

For the periods July 2, 2017 to September 30, 2017 and July 3, 2016 to October 1, 2016, Other Expenses includes interest and financing expense of $1,973 and $1,199 respectively.  The periods July 2, 2017 to September 30, 2017 also includes $4,764 relating to a Loss on extinguishment of debt for a write off of deferred financing fees, both relating to the re-financing and retirement of notes. A cost of $688 was incurred in the period July 2, 2017 to September 30, 2017 for Change in fair value of warrant liability

For the period January 1, 2017 to September 30, 2017 as compared to the period January 3, 2016 to October 1, 2016

	January 1, 2017 to September 30, 2017	% of Revenue	January 3, 2016 to October 1, 2016	% of Revenue	Growth
Revenue	$133,174	100.0%	$135,423	100.0%	(1.7)%
Direct cost of revenue	108,347	81.4%	111,802	82.6%	(3.1)%
Gross profit	24,827	18.6%	23,621	17.4%	5.1%
Operating expenses	24,672	18.5%	26,253	19.4%	(6.0)%
Loss from operations	155	0.1%	(2,632)	(1.9)%	(105.9)%
Other expenses	(11,109)	(8.3)%	(3,420)	(2.5)%	224.8%
Provision for income taxes	(213)	(0.2)%	(260)	(0.2)%	(18.1)%
Net loss	$(11,167)	(8.4)%	$(6,312)	(4.7)%	76.9%

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

Direct cost of revenue

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the period January 1, 2017 to September 30, 2017 and the period January 3, 2016 to October 1, 2016, direct cost of revenue was $108,347 and $111,802,

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

respectively, or a decline of 3.1%, compared to a decline in revenue of 1.7%, and is further discussed in the gross profit and gross margin comments below.

Gross profit and gross margin

Gross profit for the period January 1, 2017 to September 30, 2017 and the period January 3, 2016 to October 1, 2016 was $24,827 and $23,621, respectively, representing gross margin of 18.6% and 17.4% for each period, respectively. The increase in margin is primarily attributable to stronger margins in the Light Industrial segment, higher margin revenue from the businesses acquired during the quarter, as well as lower workers’ compensation insurance and payroll costs.

Operating expenses

For the period January 1, 2017 to September 30, 2017, operating expenses amounted to $24,672 as compared to $26,253 for the period January 3, 2016 to October 1, 2016, a decrease of 6.0%.  As a percentage of revenue, operating expenses declined from 19.4% of revenue to 18.5% of revenue.  The dollar decrease is attributable to lower cash compensation expenses on lower revenue, lower non-cash compensation expenses, and lower professional fees, partially offset by the inclusion of the two acquired businesses for a portion of the period, transaction-related costs of completing the acquisitions.

Other Expenses

For the periods January 1, 2017 to September 30, 2017 and January 3, 2016 to October 1, 2016, Other Expenses primarily includes interest and financing expense of $4,453 and $3,867 respectively.  The period January 1, 2017 to September 30, 2017 also includes $6,132 for a Loss on extinguishment of debt for write off of deferred financing fees, both relating to the re-financing and retirement of notes. A cost of $493 was incurred in the period January 1, 2017 to September 30, 2017 for Change in fair value of warrant liability, while $485 in the period January 3, 2016 to October 1, 2016 primarily related to a gain on the conversion of warrants

Non-GAAP Measures

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

Gross margin for the Light Industrial segment increased from 15.2% for the period July 3, 2016 to October 1, 2016 to 16.8% for the period July 2, 2017 to September 30, 2017.  The increase was attributable to changes in client mix and pricing, as well as savings on workers’ compensation insurance costs.

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

Gross margin for the Light Industrial segment increased from 14.7% for the period January 3, 2016 to October 1, 2016 to 16.3% for the period January 1, 2017 to September 30, 2017.  The increase was attributable to changes in client mix and pricing, as well as lower workers’ compensation insurance and payroll costs.

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

	July 2, 2017 to September 30, 2017	July 3, 2016 to October 1, 2016	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
Net loss	$(7,654)	$(1,098)	$(11,167)	$(6,312)

Interest expense	761	615	1,843	2,007
Provision for (benefit from) income taxes	206	(375)	213	260
Depreciation and amortization (1)	2,002	1,311	4,920	3,919
EBITDA	$(4,685)	$453	$(4,191)	$(126)

Acquisition, capital raising and other non- recurring expenses (2)	934	872	1,194	3,572
Other non-cash charges (3)	344	285	962	882
Loss on extinguishment of debt, net	4,764	—	6,132	—
Other income / (expense)	698	35	524	(447)
Adjusted EBITDA	$2,055	$1,645	$4,621	$3,881

Trailing Twelve Months ("TTM") Adjusted EBITDA	$5,814	$5,270	$5,814	$5,270

Pro Forma TTM Adjusted EBITDA (4)	$11,028	N/A	$11,028	N/A

Gross Profit	$9,577	$8,405	$24,827	$23,621

Adjusted operating expenses (5)	$7,522	$6,760	$20,206	$19,740
Adjusted operating expenses percentage of gross profit	78.5%	80.4%	81.4%	83.6%

(1)	Includes amortization included in other expenses.
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

	October 2, 2016, to September 30, 2017	October 4, 2015 to October 1, 2016
Gross Profit - TTM (Current Period)	$32,768	$31,490
Gross Profit - TTM (Prior Period)	31,490	23,488
Gross Profit - Growth	$1,278	$8,002

Adjusted EBITDA - TTM (Current Period)	$5,814	$5,270
Adjusted EBITDA - TTM (Prior Period)	5,270	1,911
Adjusted EBITDA - Growth	$544	$3,359

Operating Leverage	42.6%	42.0%

Leverage Ratio Calculated as Total Long-Term Debt, Net, gross of any Original Issue Discount, plus Earnouts, less assets held against Long Term Debt, divided by Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	September 30, 2017	October 1, 2016
Total Long-Term Debt, Net	$38,630	$2,499
Addback: Total Debt Discount and Deferred Financing Costs	1,380	1,988
Earnouts	5,691	2,453
Less: Surety Bond	—	(1,405)
Total Long-Term Debt	$45,701	$5,535

TTM Adjusted EBITDA	$5,814	$5,270

Pro Forma TTM Adjusted EBITDA	$11,028	N/A

Leverage Ratio	N/A	1.1x

Pro Forma Leverage Ratio	4.1x	N/A

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

	January 1, 2017 to September 30, 2017	January 3, 2016 to October 1, 2016
Net cash (used in) provided by operating activities	$(2,775)	$787

Proceeds from (repayments on) accounts receivable financing	5,242	(1,575)

Net cash provided by (used in) operating activities including proceeds from accounts receivable financing	$2,467	$(788)

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

As of September 30, 2017, the Company had a working capital deficiency of $6,391, an accumulated deficit of $57,818, for the period January 1, 2017 to September 30, 2017, a net loss of $11,167, and, as of the date these unaudited condensed consolidated financial statements are issued, the Company has approximately $1,778 associated with debt and other amortizing obligations, due in the next 12 months.

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

In January 2017, the Company entered into an amendment agreement in which, the parties refinanced an aggregate amount of $2,688 of convertible notes and extended all amortization payments (collectively “the Amendment”) to October 1, 2018. The new gross balance of the remaining note was $3,126.  The Amendment had an 8% interest rate, with no interest payments due until October 1, 2017, payable quarterly thereafter, and an overall term of 21 months with principal due at maturity. The Amendment was convertible into shares of common stock at a price of $15.00 per share at holder’s election, and the holder has agreed to eliminate the 20% pre-payment penalty for an early redemption.  In connection with the refinancing, the Company issued the holder 120,000 shares of common stock. Later in January 2017, the amended note was paid in full.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

In addition, in January 2017, the Company closed a financing with Jackson in the amount of $7,400. The financing is a term loan, maturing in July 2018 and carries interest at 6%. No interest or principal is due until maturity. In connection with the transaction, Jackson received 330,000 shares of common stock and a warrant to purchase up to 630,000 shares of common stock (the “Warrant”), exercisable for five years, with an initial cash exercise price of $6.75. At Jackson’s election, 50% of accrued interest paid or payable on the note may be converted into shares of common stock at a conversion price of $10.00.

In connection with the Jackson financing, in addition to paying $3,126 to satisfy the Company’s obligation under the note issued in connection with the Amendment, the Company satisfied in full the earn-out liability associated with the Company’s acquisition of The JM Group of $1,026 and related interest, as well as approximately, $562 of debt obligations that were due in January 2017.

On April 5, 2017, the Company amended the note and warrant purchase agreement with Jackson and entered into a second subordinated secured note with Jackson for $1,650. Under the terms of this amended agreement, the Company issued to Jackson 59,397 shares of common stock, with an additional 74,184 shares of common stock that was issued after obtaining shareholder approval for issuance of shares to Jackson in excess of the 19.99% limit in June 2017. Also on April 5, 2017, the Company amended the Warrant to allow Jackson to purchase up to an additional 275,508 shares of common stock (subject to the same shareholder approval for issuance of shares to Jackson in excess of the 19.99% limit), modified the initial exercise price of the Warrant to $5.00 per share and modified the conversion price of accrued interest on the note issued to Jackson in January 2017 to $7.50. The Warrant was also amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable on the second note until maturity. At any time during the term of the second note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note can be converted into shares of common stock, at the sole election of Jackson at maturity or in the event of a prepayment by the Company, at a conversion price equal to $7.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock. The Company has accounted for these warrants as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The Company has recorded a liability of $2,303 at September 30, 2017. The Company paid this note in full on September 18, 2017 and entered into a new note with Jackson (refer to “Jackson Note – Related Party”)

In August 2017, the Company entered into a Promissory Note with Jackson for $1,600, with a term of 60 days at interest of 10% per annum and in return for 32,000 shares of common stock. The proceeds of the note were used to fund the satisfaction of a judgment entered in the matter of Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Operating activities

For the period January 1, 2017 to September 30, 2017, net cash used in operations of $2,775 was primarily attributable changes in operating assets and liabilities totaling $4,115 and net loss of $11,167; offset by non-cash adjustments of $12,507. Changes in operating assets and liabilities primarily relates increase in accounts receivable of $2,907, decrease in other current liabilities of $807, an increase in prepaid expenses of $552, decrease in accounts payable and accrued expenses of $129 and other of $201, offset by an increase in other long-term liabilities of $285 and a decrease in other assets of $196. Total non-cash adjustments of $12,507 primarily includes costs related to the extinguishment of debt of $6,132, amortization of debt discounts and beneficial conversion features of $2,610, depreciation and amortization of intangible assets of $2,310, stock based compensation of $962, and change in fair value of warrants of $493. During the period January 1, 2017 to September 30, 2017, the Company used approximately $3,500 of the proceeds from Jackson to pay accounts payable and accrued expenses. In addition, cash used in operations is net of $1,582 for settlement of the Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc. arbitration.

For the period January 3, 2016 to October 1, 2016, net cash provided by operations of $787 was primarily attributable non-cash adjustments of $4,357 and changes in operating assets and liabilities totaling $2,742 offset by the net loss of $6,312. Changes in operating assets and liabilities primarily relates to an increase in accounts payable and accrued expenses of $4,460, increase in other long-term liabilities of $357, other of $328 and increase in prepaid expenses and other current assets of $156; offset by increase in accounts receivable of $1,099, other assets $828 and other current liabilities $632. Non cash adjustments of $4,370 primarily relates to depreciation and amortization of intangible assets of $2,059, amortization of deferred financing costs of $1,860, stock based compensation expense of $773, interest paid in stock of $109, other of $41; offset by a gain on settlement of warrants of $485.

Investing activities

For the period January 1, 2017 to September 30, 2017, net cash flows used in investing activities was $20,986 which is primarily due to acquisition of CBS Butler for upfront consideration of $16,317, acquisition of Firstpro for upfront consideration of $4,500 and purchased of property and equipment of $169.

For the period January 3, 2016 to October 1, 2016, net cash flows used in investing activities was $1,751 which is primarily due to cash posting of a surety bond of $1,405 relating to the NewCSI legal proceedings, purchase of property and equipment of $245 and cash paid to acquire the remaining 51% of PeopleServe PRS, Inc. of $101.

Financing activities

For the period January 1, 2017 to September 30, 2017, net cash flows provided by financing activities totaled $28,493 which is primarily due to proceeds from term loans of $50,165, proceeds from convertible notes of $400, proceeds from the At-The-Market Facility of $208 and proceeds from accounts receivable financing net of $5,242, offset by repayments of term loans of $14,976, repayment of convertible notes of $6,635, third-party financing costs of $2,311, Series D Series D pay off of $1,500, payments made towards earn-out agreements totaling $1,094, dividends paid to related parties of $515, repayment of promissory notes of $441, and repayment of bonds of $50.

For the period January 3, 2016 to October 1, 2016, net cash flows provided by financing activities totaled $1,329 which is primarily due to proceeds from private placement of $3,347, proceeds from Series D Preferred Stock $2,000, proceeds from overadvance of accounts receivable financing $1,050, proceeds from term loans $783, proceeds from promissory notes $700, proceeds from convertible notes $578; offset by repayment of convertible notes $1,589, repayment on accounts receivable financing of $1,575, repayment of promissory notes of $1,506, repayment of bonds $949, repayment of term loans $629 and third party financing costs of $777 and payments made towards earnouts of $104

Off-Balance Sheet Arrangements

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

Management's Report on Internal Control over Financial Reporting

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

NewCSI, Inc. vs. Staffing 360 Solutions, Inc.

On July 26, 2017, the Appellate Court affirmed the Court’s decision granting a judgment against the Company for $1,307. On August 29, 2017 the surety company released the supersedeas bond to the New CSI shareholders’ counsel, which was amount was approximately $5 less than the judgment amount with accumulated interest. Payment of this remaining balance has been made subsequent to period end. On May 30, 2018 an order was entered by the trial court fixing the amount of legal fees payable by the Company at $606. The Company has fully reserved this amount and intends to pay the amount of $607 in full settlement of this matter in June 2018.

Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc.

On July 11, 2017, the Court entered an order confirming the arbitrator’s award and granting judgement against the Company. In August 2017, the Company paid $1,582 in full satisfaction of this matter.

Item 1A. Risk Factors.

There have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-KT for the transition period ended December 31, 2016, except as set forth below:

The Jackson Note is secured by substantially all of the Company’s assets and the terms of the Jackson Note may restrict the Company’s current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured and the beneficial owner of in excess of 39.4% of our outstanding shares of common stock

The Jackson Note contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The Jackson Note includes covenants limiting or restricting, among other things, our ability to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2017 through September 30, 2017, we issued 1,500 shares of common stock, with an aggregate value of $6, to Wayne Miiller PLLC in return for advisory services provided to our board of directors, and 3,000 shares of common stock with an aggregate value of at $14, to Greenridge Global for investor relations advisory services.  The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date: June 13, 2018	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 13, 2018	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)