Form 10-Q
period 2018-06-30
Staffing 360 Solutions, Inc.
filed 2018-08-14
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 14, 2018, there were 4,720,377 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited), and December 30, 2017	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and for the three and six month periods ended July 1, 2017	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 30, 2018 and for the three and six month periods ended July 1, 2017	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and July 1, 2017	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4	Controls and Procedures	27

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3	Defaults Upon Senior Securities	29
Item 4	Mine Safety Disclosures	29
Item 5	Other Information	29
Item 6	Exhibits	30

Signatures		31

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	June 30,	December 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,886	$3,100
Accounts receivable, net	28,985	33,392
Prepaid expenses and other current assets	1,421	1,443
Total Current Assets	33,292	37,935

Property and equipment, net	1,469	1,618
Identifiable intangible assets, net	16,572	17,145
Goodwill	28,714	27,169
Other assets	2,923	2,881
Total Assets	$82,970	$86,748
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$22,221	$16,709
Current portion of debt, net	683	245
Accounts receivable financing	15,988	25,983
Other current liabilities	7,524	6,372
Total Current Liabilities	46,416	49,309

Term loan - related party, net	40,342	38,749
Warrant Liability	—	1,426
Other long-term liabilities	4,034	4,049
Total Liabilities	90,792	93,533

Commitments and contingencies	—	—

Stockholders' Deficit:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, 1,663,008 shares designated, $1.00 stated value, 1,663,008 shares issued and outstanding, as of June 30, 2018 and December 30, 2017	—	—
Series B Preferred Stock, 200,000 shares designated, $10.00 stated value, 0 shares issued and outstanding, as of June 30, 2018 and December 30, 2017	—	—
Series C Preferred Stock, 2,000,000 shares designated, $1.00 stated value, 0 shares issued and outstanding, as of June 30, 2018 and December 30, 2017	—	—
Common stock, $0.00001 par value, 40,000,000 and 20,000,000 shares authorized as of June 30, 2018 and December 30, 2017, respectively; 4,272,094 and 3,909,114 shares issued and outstanding, as of June 30, 2018 and December 30, 2017, respectively	—	—
Additional paid in capital	59,314	57,574
Accumulated other comprehensive income	1,121	783
Accumulated deficit	(68,257)	(65,142)
Total Stockholders' Deficit	(7,822)	(6,785)
Total Liabilities and Stockholders' Deficit	$82,970	$86,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q2 2018	Q2 2017	Q2 2018 YTD	Q2 2017 YTD
Revenue	$59,727	$42,117	$115,518	$82,829

Cost of Revenue, excluding depreciation and amortization stated below	47,845	34,193	92,055	67,579

Gross Profit	11,882	7,924	23,463	15,250

Operating Expenses:
Selling, general and administrative expenses	11,030	6,439	22,218	13,562
Depreciation and amortization	712	760	1,510	1,520
Total Operating Expenses	11,742	7,199	23,728	15,082

Income (Loss) From Operations	140	725	(265)	168

Other (Expenses) Income:
Interest expense	(1,951)	(580)	(3,906)	(1,082)
Amortization of debt discount and deferred financing costs	(115)	(839)	(237)	(1,398)
Loss on extinguishment of debt, net	—	—	—	(1,368)
Change in fair value of warrant liability	341	287	879	195
Gain from sale of business	238	—	238	—
Re-measurement loss on intercompany note	(721)	—	(146)	—
Other, net	(9)	(23)	241	(19)
Total Other Expenses, net	(2,217)	(1,155)	(2,931)	(3,672)

Loss Before Provision for Income Tax	(2,077)	(430)	(3,196)	(3,504)

Benefit from (Provision for) income taxes	233	(2)	81	(7)

Net Loss	(1,844)	(432)	(3,115)	(3,511)

Dividends - Series A preferred stock - related party	50	50	100	100
Deemed Dividends - Series D preferred stock	—	1,129	—	2,009

Net Loss Attributable to Common Stock Holders	$(1,894)	$(1,611)	$(3,215)	$(5,620)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.45)	$(0.16)	$(0.77)	$(1.41)
Net Loss Attributable to Common Stock Holders	$(0.46)	$(0.59)	$(0.79)	$(2.26)
Weighted Average Shares Outstanding – Basic and Diluted	4,142,309	2,715,189	4,063,316	2,487,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Q2 2018	Q2 2017	Q2 2018 YTD	Q2 2017 YTD
Net Loss	$(1,844)	$(432)	$(3,115)	$(3,511)

Other Comprehensive loss
Foreign exchange translation adjustment	1,254	(281)	338	(303)
Comprehensive Loss Attributable to the Company	$(590)	$(713)	$(2,777)	$(3,814)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q2 2018 YTD	Q2 2017 YTD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,115)	$(3,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,510	1,520
Amortization of debt discount and deferred financing costs	237	1,398
Loss on extinguishment of debt, net	—	1,368
Gain in fair value of warrants	(879)	(195)
Stock based compensation	663	618
Re-measurement loss on intercompany note	146	—
Gain from sale of business	(238)	—
Other	—	(87)
Changes in operating assets and liabilities:
Accounts receivable	12,919	2,281
Prepaid expenses and other current assets	(57)	(269)
Other assets	(58)	295
Accounts payable and accrued expenses	1,960	(1,201)
Interest payable - related party	(160)	—
Other current liabilities	(88)	138
Other long-term liabilities	(11)	53
Other	167	(304)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,996	2,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(1,910)	—
Disposal of business, net of cash	1,968	—
Purchase of property and equipment	(140)	(126)
Collection of UK factoring facility deferred purchase price	3,550	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,468	(126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(254)	—
Repayment of promissory notes	—	(5,486)
Proceeds from term loan - related party	—	9,050
Proceeds from term loan	2,047	—
Proceeds from convertible notes	—	400
Repayment of bonds	—	(50)
Repayments on accounts receivable financing, net	(18,813)	(2,709)
Dividends paid to related parties	(100)	—
Proceeds from At-The-Market Facility	629	208
Repayment of Series D Preferred Stock	—	(1,500)
Payments made for earn-outs	(165)	(1,075)
Third party financing costs	(20)	(938)
NET CASH USED IN FINANCING ACTIVITIES	(16,676)	(2,100)

NET DECREASE IN CASH	(212)	(122)

Effect of exchange rates on cash	(2)	(2)

Cash - Beginning of period	3,100	650

Cash - End of period	$2,886	$526

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2017, the transition period ended December 31, 2016 and fiscal year ended May 31, 2016, which are included in the Company’s December 30, 2017 Form 10-K, filed with the United States Securities and Exchange Commission on March 29, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended June 30, 2018 are not necessarily indicative of results for the entire year ending December 29, 2018. This report is for the periods April 1, 2018 to June 30, 2018 (“Q2 2018”),  April 2, 2017 to July 1, 2017 (“Q2 2017”), December 31, 2017 to June 30, 2018 (“Q2 2018 YTD”)  and January 1, 2017 to July 1, 2017 (“Q2 2017 YTD”).

Clement May Acquisition

On June 28, 2018, the Company and Longbridge Recruitment 360 Limited (“Longbridge”), a wholly-owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) to acquire all of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) the assignment of certain outstanding debt owed to the CML Majority Holder to the Principal as set forth in that Share Purchase Agreement, (iv) an earn-out payment of up to £500, the amount to be calculated pursuant to that Share Purchase Agreement and to be paid on or around December 28, 2018, and (v) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above transaction, the Company entered into a term loan with HSBC Bank plc. Refer to Note 5 for further details.

PeopleServe Disposition

On June 6, 2018, the Company divested the stock of PeopleServe Inc., and PeopleServe PRS, Inc. for a total consideration of $1,502, net of $567 that was remitted back to the buyer on July 31, 2018 in connection with a net working capital true up. The Company recorded a gain of $238 from sale of the business.

Revenue Recognition

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Q2 2018 was comprised of $56,838 of temporary contractor revenue and $2,889 of permanent placement revenue, compared with $41,323 and $794 for Q2 2017, respectively. Revenue in Q2 2018 YTD was comprised of $109,835 of temporary contractor revenue and $5,683 of permanent placement revenue, compared with $81,250 and $1,579 for Q2 2017 YTD, respectively. Refer to Note 8 for further details on breakdown by segments.

Reclassifications

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.  The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, and tax audit settlements.  The effective income tax rate was 2.52%, 12.8%, 11.1% and 8% for the period ending Q2 2018, Q2 2017, Q2 2018 YTD and Q2 2017 YTD, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. The changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, allowing for immediate expensing of certain qualified property, modifications to many business deductions and credits, and providing various tax incentives. Shortly after the Tax Act was enacted, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides that in these cases a registrant should continue to apply Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2009-06, Income Taxes ("Topic 740") based on the provisions of the tax laws that were in effect immediately prior to the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for registrants to complete the accounting under Topic 740.

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

At June 30, 2018, in accordance with SAB 118, the Company has not completed its accounting for the tax effects of the one-time transition tax imposed by the Tax Act.  In order to determine the amount of the liability with respect to the one-time transition tax, the Company must determine, in addition to other factors, the amount of post-1986 Earnings & Profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  In order to quantify the liability, we are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax. Therefore, we have not recorded an estimate of the transition tax in our financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In addition, the Company is continuing to evaluate whether Global Intangible Low Tax Income taxes (“GILTI”) are recorded as a current period expense when incurred or whether such amounts should be factored into the Company's measurement of its deferred taxes. As a result, the Company has not included an estimate of the tax impacts related to GILTI in the second quarter of 2018. The Company has not elected a method and will only do so after completing their analysis of the GILTI provisions.

Foreign Currency

Staffing 360 Solutions, Inc. has an intercompany note due from Longbridge Recruitment 360 (U.K.) Limited (“Longbridge”), denominated in U.S. dollars. Longbridge’s functional currency is Pound Sterling. The note matures in September 15, 2022, bears interest at a rate of interest equal to the mid-term monthly Applicable Federal Rate (AFR), as published each month by the U.S. Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code, compounded semiannually. Interest is payable in cash quarterly on the first business day of each calendar quarter. Longbridge may prepay all or any portion of the principal amount of this Note at any time, in whole or in part, without premium or penalty. As the note is denominated in U.S. dollars and due to weakening of the Pound Sterling, the Company recorded a non cash foreign currency remeasurement loss of $721 and $146 in Q2 2018 and Q2 2018 YTD, respectively.

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

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For Q2 2018 YTD and Q2 2017 YTD, pursuant to the two-class method, as a result of the net loss, losses were not allocated to the participating securities.

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2018 and July 1, 2017 have been excluded from the per share computations, since their inclusion would be anti-dilutive:

	June 30,	July 1,
	2018	2017
Convertible promissory notes	—	253,885
Convertible preferred shares	43,239	43,239
Warrants	925,935	912,234
Restricted shares - unvested	565,932	271,852
Long term incentive plan (LTIP)	178,728	178,728
Options	125,400	125,460
Total	1,839,234	1,785,398

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

On June 28, 2018, the Company’s new subsidiary Clement May Limited (“CML”) entered into a new agreement with a minimum term of twelve months for purchase of debt (“APD”) with HSBC, joining CBS Butler, Longbridge and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

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

NOTE 5 – DEBT

	June 30,	December 30,
	2018	2017
Jackson Investment Group - related party	$40,000	$40,000
HSBC Term Loan	2,047	—
ABN AMRO	—	254
Total Debt, Gross	42,047	40,254
Less: Debt Discount and Deferred Financing Costs	(1,022)	(1,260)
Total Debt, Net	41,025	38,994
Less: Current Portion, Net	(683)	(245)
Total Long-Term Debt, Net	$40,342	$38,749

HSBC Term Loan

On June 26, 2018, the Company’s UK subsidiary, Staffing 360 Solutions Limited (the “S360 Ltd”), entered into a term loan agreement (the “Term Loan”) with HSBC Bank plc (“HSBC plc”). The Term Loan was drawn down on June 28, 2018 in an original principal amount of £1,550 ($2,047) to fund the upfront cash consideration of the Clement May acquisition. The Term Loan matures on June 28, 2021, unless otherwise accelerated or terminated earlier. The interest rate on the Term Loan is 2.35% over the base rate of 0.5%, which is subject to periodic adjustment, and is payable in monthly installments of principal and interest. The obligations of S360 Ltd under the term Loan are secured by fixed and floating charges in favor of HSBC plc on all of S360 Ltd and its UK subsidiaries’ assets, undertakings, accounts receivable and certain other assets pursuant to the terms of the Term Loan agreement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Jackson Investment Group Term Loan Note #2 – Related Party

On April 5, 2017, the Company amended the note and warrant purchase agreement and entered into a second subordinated secured note for $1,650. Under the terms of this amended agreement, the Company issued to Jackson 59,397 shares of common stock, with an additional 74,184 shares of common stock that was issued after obtaining shareholder approval for issuance of shares to Jackson in excess of the 19.99% limit in June 2017. Also on April 5, 2017, the Company amended the Warrant to allow Jackson to purchase up to an additional 275,508 shares of common stock, modified the initial exercise price of the Warrant to $5.00 per share and modified the conversion price of accrued interest on the note issued to Jackson in January 2017 to $7.50. The Warrant was also amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfied all of its outstanding obligations with Midcap Financial Trust, the maturity date would have been adjusted to July 25, 2018. No interest or principal is payable on the second note until maturity. At any time during the term of the second note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note can be converted into shares of common stock, at the sole election of Jackson at maturity or in the event of a prepayment by the Company, at a conversion price equal to $7.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock. The Company has accounted for these warrants as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The Company has recorded a liability of $1,426 at December 30, 2017. One April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. Refer to Note 6 for further details.

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

The Amendment had a new face value of $3,126, and an 8% interest rate per annum, with no interest payments due until October 1, 2017, payable quarterly thereafter, and an overall term of 21 months with principal due at maturity. The Amendment was convertible into shares of common stock at a price of $3.00 per share ($15 per shares after stock split in Q1 2018) at holder’s election, and the holder agreed to eliminate the 20% pre-payment penalty for an early redemption. In connection with the refinancing, the Company issued the holder 120,000 shares of common stock, valued at $498. The Amendment resulted in the extinguishment of the old notes of $2,688 and recording of the new debt and debt issue costs. The Company recorded a $870 loss upon extinguishment. On January 26, 2017, the Amendment was paid in full resulting a loss of $498.

Series B Bonds

The balance of $50 was paid in full in April 2017.

NOTE 6 – EQUITY

Common Stock

The Company issued the following shares of common stock during the six month period ended June 30, 2018:

Shares issued to/for:	Number of common shares issued	Fair Value of shares issued	Fair Value at Issuance (minimum and maximum per share)
At-the-Market Facility	237,232	$629	$1.61	$3.59
Employees	85,000	137	1.61	1.61
Consultants	15,522	48	1.50	3.42
Acquisition	15,000	21	1.38	1.38
Board and Committee members	9,800	24	1.74	3.25
Reverse stock split (rounding up shares)	426	-	-	-
	362,980	$859

Subsequent to June 30, 2018, the Company sold 400,000 shares of common stock through its at-the-market facility at a value of $1,449, and granted 5,600 shares of common stock valued $8 to the board of directors.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of June 30, 2018, the Company has a total of 565,932 shares unvested issued to employees and Board and committee members. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $235, $196, $480 and $369, for the periods ended Q2 2018, Q2 2017, Q2 2018 YTD and Q2 2017 YTD, respectively.

Stock Options

The Company recorded share based payment expense of $53, $105, $135 and $198 for the periods ended Q2 2018, Q2 2017, Q2 2018 YTD and Q2 2017 YTD, respectively.

Convertible Preferred Shares

Series A Preferred Stock – Related Party

In the period ended Q2 2018 YTD and Q2 2017 YTD, the Company paid $100 and $0, respectively, in dividends to its Series A preferred stock holders. At July 1, 2017, the Company has accrued $100 with respect to Series A dividends payable to preferred stock holders.

Series D Preferred Stock

The Series D Preferred Stock contained beneficial conversion features; a portion was quantifiable at the date of issuance in the amount of $615, which was recognized immediately due to the immediate convertibility of the Series D Preferred Stock and that it had no true redemption date. The additional contingent beneficial conversion feature was quantifiable only at the date of each subsequent conversion. Both beneficial conversion features represent additional value to the holders. As such, they represent a dividend on the Series D Preferred Stock and recorded as a Deemed Dividend. These Deemed Dividends are presented on the Statement of Operations for purposes of calculation Earnings Per Share only and have no net impact on Shareholders’ Deficit. Deemed Dividends recorded were $0 and $2,009 for Q2 2018 YTD and Q2 2017 YTD, respectively.

On April 5, 2017, the Company entered into an agreement with holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 60,000 shares of common stock.

Warrants

The Company had accounted for the warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The warrants issued to Jackson are considered to be Level 3 liabilities under ASC 820.  On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclass the remaining liability to Additional paid-in capital. The Company recorded a change in fair value of the warrant liability of $341, $287, $879 and $195 in Q2 2018, Q2 2017, Q2 2018 YTD and Q2 2017 YTD, respectively, using Black-Scholes valuation model.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of Control Solutions International, Inc. (“CSI”) on November 4, 2013, the purchase price included monthly cash payments to the former owner and shareholder of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During Q2 2018 and Q2 2017, the Company paid $0 and $24, respectively, towards the earn-out liability. During Q2 2018 YTD and Q2 2017 YTD, the Company paid $15 and $48, respectively, towards the earn-out liability No further payments are due.

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

Pursuant to the acquisition of Clement May on June 28, 2018, the purchase price includes an earnout payment of up to £500 to be paid on or around December 28, 2018; and deferred consideration of £350, the amount to be calculated and paid pursuant to the Share Purchase Agreement, to be paid on or around June 28, 2019.

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

On December 31, 2014, NewCSI filed an amended complaint to which NewCSI added an additional count asserting an “Adjustment Event” had occurred requiring an acceleration of earn-out payments provided for in the CSI Stock Purchase Agreement of $2,100, less amounts paid as of December 31, 2014 totaling $429 (balance of $1,671 at December 31, 2014), should the Company or CSI “be unable, or admit in writing its inability, to pay its debts as they mature.” The Company responded denying the material allegations and interposing numerous affirmative defenses, including that the earn-out liability was fully expensed at the time of the acquisition and fully accrued for on the Company’s balance sheet as part of the purchase accounting at the time of the acquisition. A the trial was held May 18-20, 2015. On May 20, 2015, the jury rendered a verdict, finding that the Company had not complied with SPA § 2.7 and owed $154, but that NewCSI had not proven that the Company or CSI had become unable to pay debts as they came due.

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

On September 29, 2017 NewCSI filed a Supplemental Motion in the United States District Court for the Western District of Texas, Austin Division, seeking $629 in attorneys’ fees. The Company opposed this motion but the magistrate judge issued a report and recommendation on November 17, 2017 recommending an award of fees in the amount of $606. The Company filed an objection with the trial judge to the magistrate’s report and recommendation. On May 30, 2018 the trial judge issued an order adopting the report and recommendation of the magistrate judge and awarding NewCSI the amount of $606 in legal fees, plus interest at the statutory rate of 2.27% per annum. The Company paid $606 in full settlement of this matter in June 2018.

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

NOTE 8 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q2 2018	Q2 2017	Q2 2018 YTD	Q2 2017 YTD
Commercial Staffing - US	$23,549	$23,308	$44,945	$45,719
Professional Staffing - US	14,066	12,232	28,733	23,928
Professional Staffing - UK	22,112	6,577	41,840	13,182
Total Revenue	$59,727	$42,117	$115,518	$82,829

Commercial Staffing - US	$3,917	$4,288	$7,815	$8,305
Professional Staffing - US	4,214	2,245	8,199	4,117
Professional Staffing - UK	3,751	1,391	7,449	2,828
Total Gross Profit	$11,882	$7,924	$23,463	$15,250

Selling, general and administrative expenses	$(11,030)	$(6,439)	$(22,218)	$(13,562)
Depreciation and amortization	(712)	(760)	(1,510)	(1,520)
Interest expense	(1,951)	(580)	(3,906)	(1,082)
Amortization of debt discount and deferred financing costs	(115)	(839)	(237)	(1,398)
Loss on extinguishment of debt, net	—	—	—	(1,368)
Change in fair value of warrant liability	341	287	879	195
Gain from sale of business	238	—	238	—
Re-measurement loss on intercompany note	(721)	—	(146)	—
Other (expense) income, net	(9)	(23)	241	(19)
Loss Before Provision for Income Tax	$(2,077)	$(430)	$(3,196)	$(3,504)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Q2 2018
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$43	$1,666	$1,180	$2,889
Temporary Revenue	23,506	12,400	20,932	56,838
Total	$23,549	$14,066	$22,112	$59,727

	Q2 2017
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$12	$153	$629	$794
Temporary Revenue	23,296	12,079	5,948	41,323
Total	$23,308	$12,232	$6,577	$42,117

	Q2 2018 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$115	$3,173	$2,395	$5,683
Temporary Revenue	44,830	25,560	39,445	109,835
Total	$44,945	$28,733	$41,840	$115,518

	Q2 2017 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$44	$279	$1,256	$1,579
Temporary Revenue	45,675	23,649	11,926	81,250
Total	$45,719	$23,928	$13,182	$82,829

As of June 30, 2018 and December 30, 2017, the Company has assets in the U.S., the U.K. and Canada as follows:

	June 30,	December 30,
	2018	2017
United States	$42,971	$53,814
United Kingdom	39,948	32,861
Canada	51	73
Total Assets	$82,970	$86,748

NOTE 9 – ACQUISITIONS

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In connection with the acquisition of Clement May, the Company recorded the following identifiable intangible assets, based on preliminary valuation.

Clement May
Goodwill	$1,545

Intangible assets
Tradenames	$470
Non-compete	273
Customer Relationships	451
$1,194

Goodwill of Clement May is included in the Company’s Professional-UK reportable segment.

These identified intangible assets are being amortized on a straight-line basis over their weighted average estimated useful life of 8.4 years. The Company acquired a total of $14,305 in receivables and fair value of these receivables equals the contract value; and recorded contingent consideration associated with Clement May of £850 ($1,122).

The following table summarizes the final allocation of the purchase price to the estimated fair values of net assets acquired at the date of the acquisition:

Clement May
Purchase price	$3,543

Less:
Net assets acquired	$(804)
Intangible assets	(1,194)

Goodwill	$1,545

The Company recorded a total of $105 in third party expenses associated with consummating this acquisition, which are included in Selling, general and administrative expenses, excluding depreciation and amortization stated on the Consolidated Statement of Operations.

The following unaudited pro forma consolidated results of operation have been prepared, as if the acquisition of FirstPro and CBS Butler had occurred as of June 1, 2016, and acquisition of Clement May acquired on January 1, 2017.

	Q2 2018	Q2 2017	Q2 2018 YTD	Q2 2017 YTD
Revenues	$71,089	$70,280	$139,545	$140,668
Net loss from continuing operations	(1,779)	(780)	(2,911)	(4,296)

NOTE 10 – OTHER RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and Notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

The Company had the following activity with its Board and Committee Members:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	Q2 2018				Q2 2017
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	1,400	$2	$20	$19	5,200	$24	$17
Jeff Grout	19	1,400	2	20	19	5,200	24	17
Nick Florio	19	1,400	2	20	19	5,200	24	17
Alicia Barker	19	1,400	2	-	-	-	-	-
	$76	5,600	$8	$60	$57	15,600	$72	$51

	Q2 2018 YTD				Q2 2017 YTD
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$38	2,800	$7	$40	$31	13,500	$55	$34
Jeff Grout	38	2,800	7	40	31	13,500	55	34
Nick Florio	38	2,800	7	40	31	13,700	55	34
Alicia Barker	19	1,400	2	-	-	-	-	-
	$133	9,800	$23	$120	$93	40,700	$165	$102

The Company has no balances within accrued in accounts payable and accrued expenses – related parties account as of June 30, 2018.

The Briand Separation Agreement                           The Company’s former employee, board member and officer resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. The Company paid $18 in Q2 2018 to Mr. Briand as part of this separation agreement. The accrued balance due to Mr. Briand as of June 30, 2018 is $300.

Appointment of Officers

On March 28, 2018, the Company appointed Alicia Barker to fill the Class II director vacancy created by the departure of Mr. Briand earlier this year, such appointment to be effective April 1, 2018. Ms. Barker joined the company’s board of directors as an independent director and serves on the Board’s Compensation Committee and on the Nominating and Corporate Governance Committee.

Effective July 1, 2018, the Company entered into an Employment Agreement with Alicia Barker that appointed her as the Company’s Chief Operating Officer. Ms. Barker will continue as a member of the Company’s board of directors, but effective with her appointment will no longer be a member of any Board committee, nor an independent member of the Board, bringing the number of independent directors to three of five Board members.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q2 2018 YTD	Q2 2017 YTD
Cash paid for:
Interest	$3,360	$827
Income taxes	98	130

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$3,585	$—
Shares issued in connection with acquisition of business	21	—
Shares issued in connection with convertible note	—	498
Shares issued in connection with Jackson term loan	—	1,198
Shares issued in connection with Series D payoff	—	208
Warrants issued in connection with Jackson term loan	—	1,614
Deemed Dividends		2,009

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

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Sectors. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets. Since November 2013, the company has completed nine acquisitions.

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

On September 15, 2017, the Company and Longbridge Recruitment 360 Limited (“Longbridge”), a wholly-owned subsidiary of the Company, entered into an agreement (“Share Purchase Agreement”) with the holders of share capital of CBS Butler Holdings Limited (“CBS Butler”) and an agreement (“Option Purchase Agreement”) with the holders of outstanding options of CBS Butler, pursuant to which the holders of the share capital of CBS Butler and holders of outstanding options of CBS Butler sold all of their shares and options of CBS Butler to Longbridge (the “CBS Butler Acquisition”), in exchange for (i) an aggregate cash payment of £13,810, (ii) an aggregate

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

of 100,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £4,214 (payable in October 2018 based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement.

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

Clement May Acquisition

On June 28, 2018, the Company and Longbridge Recruitment 360 Limited (“Longbridge”), a wholly-owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) the assignment of certain outstanding debt owed to the CML Majority Holder to the Principal as set forth in that Share Purchase Agreement, (iv) an earn-out payment of up to £500, the amount to be calculated and paid pursuant to that Share Purchase Agreement due on or around December 28, 2018, and (v) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above transaction, the Company entered into a term loan with HSBC Bank plc. Refer to Note 9 for further details.

PeopleServe Disposition

On June 6, 2018, the Company divested the stock of PeopleServe Inc., and PeopleServe PRS, Inc. for a total consideration of $1,502, net of $567 that was remitted back to the buyer on July 31, 2018 in connection with a net working capital true up. The Company recorded a gain of $238 from sale of business.

For three-month periods ended June 30, 2018 and July 1, 2017

	Q2 2018	% of Revenue	Q2 2017	% of Revenue	Growth
Revenue	$59,727	100.0%	$42,117	100.0%	41.8%
Direct cost of revenue	47,845	80.1%	34,193	81.2%	39.9%
Gross profit	11,882	19.9%	7,924	18.8%	49.9%
Operating expenses	11,742	19.7%	7,199	17.1%	63.1%
Income from operations	140	0.2%	725	1.7%	(80.7)%
Other expenses	(2,217)	(3.7)%	(1,155)	(2.7)%	91.9%
Benefit from (Provision for) income taxes	233	0.4%	(2)	(0.0)%	(11750.0)%
Net loss	$(1,844)	(3.1)%	$(432)	(1.0)%	326.9%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Revenue

For Q2 2018, revenue increased by 41.8% to $59,727 as compared to $42,117 for Q2 2017. Of that growth, $20,147 was from the acquisitions of CBS Butler, Firstpro, and Clement May, and $427 was from favorable foreign currency translation.  This was partially offset by a decline of $1,588 due to PeopleServe and an organic decline of $1,376 from the remaining core business.  Temporary contractor revenue declined $1,153 and permanent placement declined $223.

Revenue in Q2 2018 was comprised of $56,838 of temporary contractor revenue and $2,889 of permanent placement revenue, compared with $41,323 and $794 for Q2 2017, respectively

Direct cost of revenue, Gross profit and gross margin

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q2 2018, direct cost of revenue was $47,845, an increase of 39.9% from $34,193 in Q2 2017, compared with revenue growth of 41.8%.

Gross profit for Q2 2018 was $11,882, and increase of 49.9% over $7,924 for Q2 2017, representing gross margin of 19.9% and 18.8% for each period, respectively.  Gross profit growth was attributed to the impact of acquisitions. This was partly offset by lower savings from workers’ compensation insurance versus the savings realized in the corresponding period in 2017, organic decline on lower permanent placement revenue, and divestiture of the lower margin PeopleServe business.

Operating expenses

Operating expenses for Q2 2018 was $11,742, an increase of 63.1% over $7,199 for Q2 2017.  Of that increase, 52.7% can be attributed to acquisition of CBS Butler, Firstpro, and Clement May and the remaining increase is primarily stemming from other non-recurring costs and other costs associated with acquisitions, capital raising, and non-cash charges or credits. This was partly offset by savings that are materializing which are attributable to synergies within the subsidiaries, cost savings initiatives, and PeopleServe divesture.

Other Expenses

Other expenses for Q2 2018 was $2,217, an increase of 91.9% from $1,155 in Q2 2017. For Q2 2018 compared with Q2 2017, other expenses primarily reflects higher interest of $1,370 driven mainly by the higher debt and cost of capital resulting from the refinancing in September 2017; a loss of $721 from remeasuring the Company’s intercompany note; lower amortization of debt discount and deferred financing costs by $724 also attributable to the refinancing; a gain of $238 from the sale of PeopleServe and a higher gain of $54 from fair valuing warrants.

For the six-month periods ended June 30, 2018 and July 1, 2017

	Q2 2018 YTD	% of Revenue	Q2 2017 YTD	% of Revenue	Growth
Revenue	$115,518	100.0%	$82,829	100.0%	39.5%
Direct cost of revenue	92,055	79.7%	67,579	81.6%	36.2%
Gross profit	23,463	20.3%	15,250	18.4%	53.9%
Operating expenses	23,728	20.5%	15,082	18.2%	57.3%
(Loss) Income from operations	(265)	(0.2)%	168	0.2%	(257.7)%
Other expenses	(2,931)	(2.5)%	(3,672)	(4.4)%	(20.2)%
Benefit from (Provision for) income taxes	81	0.1%	(7)	(0.0)%	(1257.1)%
Net loss	$(3,115)	(2.7)%	$(3,511)	(4.2)%	(11.3)%

Revenue

Q2 2018 YTD revenue increased by 39.5% to $115,518 as compared to $82,829 for Q2 2017 YTD. Of that growth, $38,017 was from the acquisitions of CBS Butler, Firstpro, and Clement May and $1,242 was from favorable foreign currency translation.  This was partially offset by a decline of $2,029 due to PeopleServe and an organic decline of $4,541 from the remaining core business.  Organic temporary contractor revenue declined $4,169, partially due to a greater number of weather-related work stoppage days in Q1 2018, and organic permanent placement declined $372.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Revenue in Q2 2018 YTD was comprised of $109,835 of temporary contractor revenue and $5,683 of permanent placement revenue, compared with $81,250 and $1,579 for Q2 2017 YTD, respectively.

Direct cost of revenue, Gross profit and gross margin

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q2 2018 YTD, direct cost of revenue was $92,055, an increase of 36.2% from $67,579 in Q2 2017 YTD, compared with revenue growth of 39.5%.

Gross profit for Q2 2018 YTD was $23,463, an increase of 53.9% over $15,250 for Q2 2017 YTD, representing gross margin of 20.3% and 18.4% for each period, respectively. Gross profit growth was attributed to the impact of acquisitions.  This was partly offset by lower savings from workers’ compensation insurance versus the savings realized in the corresponding period in 2017, organic decline on lower permanent placement revenue, and the divestiture of the lower margin PeopleServe business.

Operating expenses

Operating expenses for Q2 2018 YTD was $23,728, an increase of 57.3% over $15,082 for Q2 2017 YTD.  Of that increase, 50% can be attributed to acquisition of CBS Butler, Firstpro, and Clement May and the remaining increase is primarily stemming from other non-recurring costs and other costs associated with acquisitions, capital raising, and non-cash charges or credits.  This was partly offset by savings that are materializing which are attributable to synergies within the subsidiaries, cost savings initiatives, PeopleServe divesture and higher commissions on the higher gross profit.

Other Expenses

Other expenses for Q2 2018 YTD was $2,931, a decrease of 20.2% from $3,672 in Q2 2017 YTD. For Q2 2018 YTD compared with Q2 2017 YTD, other expenses primarily reflects higher interest of $2,824 driven mainly by the higher debt and cost of capital resulting from the refinancing in September 2017; lower amortization of debt discount and deferred financing costs by $1,161 also attributable to the refinancing;   a loss on extinguishment of debt in Q2 2017 YTD of $1,368 attributable to the refinancing of convertible notes in January 2017, with no corresponding loss in Q2 2018 YTD; a higher gain of $684 from fair valuing warrants in; a gain of $238 from the sale of PeopleServe; a loss of $146 from remeasuring the Company’s intercompany note; and, other income of $260 primarily from investment income on the Company’s workers’ compensation collateral.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details Revenue and Gross Profit by Sector:

	Q2 2018	Mix	Q2 2017	Mix	Q2 2018 YTD	Mix	Q2 2017 YTD	Mix
Commercial Staffing - US	$23,549	39%	$23,308	55%	$44,945	39%	$45,719	55%
Professional Staffing - US	14,066	24%	12,232	29%	28,733	25%	23,928	29%
Professional Staffing - UK	22,112	37%	6,577	16%	41,840	36%	13,182	16%
Total Revenue	$59,727		$42,117		$115,518		$82,829

Commercial Staffing - US	$3,917	33%	$4,288	54%	$7,815	33%	$8,305	54%
Professional Staffing - US	4,214	35%	2,245	28%	8,199	35%	4,117	27%
Professional Staffing - UK	3,751	32%	1,391	18%	7,449	32%	2,828	19%
Total Gross Profit	$11,882		$7,924		$23,463		$15,250

Commercial Staffing - US	16.6%		18.4%		17.4%		18.2%
Professional Staffing - US	30.0%		18.4%		28.5%		17.2%
Professional Staffing - UK	17.0%		21.1%		17.8%		21.5%
Total Gross Margin	19.9%		18.8%		20.3%		18.4%

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

	Q2 2018	Q2 2017	Q2 2018 YTD	Q2 2017 YTD
Net loss	$(1,844)	$(432)	$(3,115)	$(3,511)

Interest expense	1,951	580	3,906	1,082
Provision for income taxes	(233)	2	(81)	7
Depreciation and amortization (1)	827	1,599	1,747	2,918
EBITDA	$701	$1,749	$2,457	$496

Acquisition, capital raising and other non-recurring expenses (2)	997	(271)	1,844	260
Other non-cash charges (3)	291	322	663	618
Loss on extinguishment of debt, net	—	—	—	1,368
Change in fair value of warrant liability	(341)	(287)	(879)	(195)
Gain from sale of business	(238)	—	(238)	—
Re-measurement loss on intercompany note	721	—	146	—
Other income	9	23	(241)	19
Adjusted EBITDA	$2,140	$1,536	$3,752	$2,566

Trailing Twelve Months ("TTM") Adjusted EBITDA	$8,577	$5,404	$8,577	$5,404

Pro Forma TTM Adjusted EBITDA (4)	$10,794	N/A	$10,794	N/A

Gross Profit	$11,882	$7,924	$23,463	$15,250

Adjusted operating expenses (5)	$9,742	$6,388	$19,711	$12,684
Adjusted operating expenses percentage of gross profit	82.0%	80.6%	84.0%	83.2%

(1)	Includes amortization included in other expenses.
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

	Twelve Months Ended
	June 30, 2018	July 1, 2017
Gross Profit - TTM (Current Period)	$44,954	$31,596
Gross Profit - TTM (Prior Period)	31,596	29,670
Gross Profit - Growth	$13,358	$1,926

Adjusted EBITDA - TTM (Current Period)	$8,577	$5,404
Adjusted EBITDA - TTM (Prior Period)	5,404	4,493
Adjusted EBITDA - Growth	$3,173	$911

Operating Leverage	23.8%	47.3%

Leverage Ratio Calculated as Total Long-Term Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	June 30, 2018	December 30, 2017
Total Long-Term Debt, Net	$40,342	$38,749
Addback: Total Debt Discount and Deferred Financing Costs	1,022	1,251
Total Long-Term Debt	$41,364	$40,000

TTM Adjusted EBITDA	$8,577	$7,391

Pro Forma TTM Adjusted EBITDA	$10,794	$11,737

Pro Forma Leverage Ratio	3.8x	3.4x

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

On February 8, 2018, CBS Butler, Longbridge and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force, the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

On June 28, 2018, the Company’s new subsidiary Clement May Limited (“CML”) entered into a new agreement for purchase of debt (“APD”) with HSBC, joining CBS Butler, Longbridge and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers and the CML APD matures on June 28, 2019, unless otherwise accelerated or terminated earlier. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q2 2018 YTD	Q2 2017 YTD
Net cash provided by operating activities	$12,996	$2,104

Collection of UK factoring facility deferred purchase price	3,550	—

Repayments on accounts receivable financing	(18,813)	(2,709)

Net cash provided by (used in) operating activities including proceeds from accounts receivable financing	$(2,267)	$(605)

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

As of and for the period ended June 30, 2018, the Company had a working capital deficiency of $13,124, an accumulated deficit of $68,257, and a net loss of $3,115.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

To finance the CML acquisition, the Company entered into a term loan with HSBC Bank plc. The Term Loan was drawn down on June 28, 2018 in an original principal amount of £1,550 ($2,047). Refer to Note 9 for further details.

Management believes the Company is a going concern meaning it will meet its obligations for the next 12 months as of the date these financial statements are issued.

Operating activities

For Q2 2018 YTD, net cash provided by operations of $12,996 was primarily attributable changes in operating assets and liabilities totaling $14,672, non-cash adjustments of $1,439, partially offset by net loss of $3,115. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $12,919 (see further discussion below), increase in accounts payable and accrued expenses of $1,960 and other of $167, offset by decrease in interest payable – related party of $160, decrease in other long-term liabilities of $11, decrease in other current liabilities of $88, increase in prepaid expenses and other current assets of $57, increase in other assets of $58. Total non-cash adjustments of $1,439 primarily includes depreciation and amortization of intangible assets of $1,510, stock based compensation of $663, amortization of debt discounts and deferred financing of $237, foreign currency re-measurement  on intercompany loan of $146; offset by gain on fair value of warrants of $879 and gain from sale of business of $238.

On February 8, 2018, CBS Butler, Longbridge and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force, the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

For Q2 2017 YTD, net cash provided by operations of $2,104 was primarily attributable changes in operating assets and liabilities totaling $993 and non-cash adjustments of $4,622 offset by net loss of $3,511. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $2,281, a decrease in other assets of $295, an increase in other current and non current liabilities of $191; offset by a decrease accounts payable and accrued expenses of $1,201, an increase in prepaid expenses and other current asset of $269 and other of $304. Total non-cash adjustments of $4,622 primarily includes costs related to the extinguishment of debt of $1,368, amortization of debt discounts and deferred financing of $1,398, depreciation and amortization of $1,520, stock based compensation of $618; offset by gain on fair value of warrants of $195 and other of $87. During the period ended July 1, 2017, the Company used a portion of the proceeds from Jackson Investment Group, LLC to pay accounts payable and accrued expenses.

Investing activities

For Q2 2018 YTD, net cash flows provided by investing activities was $3,468, of which $3,550 is collection of the beneficial interest from HSBC (see discussion above), disposal of business of $1,968; offset by acquisition of business of $1,910, purchase of property and equipment of $140.

For Q2 2017 YTD, net cash flows used in investing activities is $126 which relates to purchase of property and equipment.

Financing activities

For Q2 2018 YTD, net cash flows used in financing activities totaled $16,676, of which $18,813 relates repayments on accounts receivable financing, net (primarily relates to settlement of the prior U.K. secured borrowing facilities in connection with the new HSBC facility (see discussion above)), $165 for deferred payments associated with the Firstpro acquisition and CSI earnout, $254 is for the repayment of the ABN AMRO term loan, dividends to related parties $100, third party financing costs of $20, offset by proceeds term loan $2,047 and proceeds from the At-market facility of $629.

For Q2 2017 YTD, net cash flows used in financing activities totaled $2,100, which is primarily related to accounts receivable financing net of $2,709, repayment of promissory notes $5,486, repayment of Series D Preferred Stock $1,500. payments made on earn outs of $1,075, third party financing costs of $938, repayment of bonds $50, offset by proceeds from term loan from related party of $9,050, proceeds from  convertible notes of $400 and proceeds from the at the market facility of $208.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

No material developments.

Item 1A. Risk Factors.

There have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period December 31, 2017 through June 30, 2018, we issued 15,522 shares of common stock, with an aggregate value of $48 to Greenridge Global LLC, SP Padda and J Charles Assets in return for investor relations advisory services and construction of leasehold improvements.  The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date: August 14, 2018	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2018	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)