Form 10-Q
period 2018-09-29
Staffing 360 Solutions, Inc.
filed 2018-11-13
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2018, there were 5,015,018 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 29, 2018 (unaudited) and December 30, 2017	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 29, 2018 and for the three and nine month periods ended September 30, 2017	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 29, 2018 and for the three and nine month periods ended September 30, 2017	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 29, 2018 and September 30, 2017	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	30

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	32
Item 1A	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3	Defaults Upon Senior Securities	32
Item 4	Mine Safety Disclosures	32
Item 5	Other Information	32
Item 6	Exhibits	33

Signatures		34

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	September 29,	December 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,824	$3,100
Accounts receivable, net	34,724	33,392
Prepaid expenses and other current assets	1,295	1,443
Total Current Assets	38,843	37,935

Property and equipment, net	1,732	1,618
Identifiable intangible assets, net	23,376	17,145
Goodwill	32,061	27,169
Other assets	2,873	2,881
Total Assets	$98,885	$86,748
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$23,700	$16,709
Current portion of debt, net	675	245
Accounts receivable financing	19,680	25,983
Other current liabilities	9,350	6,372
Total Current Liabilities	53,405	49,309

Term loan - related party, net	46,697	38,749
Term loan, net	1,185	—
Warrant Liability	—	1,426
Other long-term liabilities	4,685	4,049
Total Liabilities	105,972	93,533

Commitments and contingencies	—	—

Stockholders' Deficit:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, 1,663,008 shares designated, $1.00 stated value, 1,663,008 shares issued and outstanding, as of September 29, 2018 and December 30, 2017	—	—
Series B Preferred Stock, 200,000 shares designated, $10.00 stated value, 0 shares issued and outstanding, as of September 29, 2018 and December 30, 2017	—	—
Series C Preferred Stock, 2,000,000 shares designated, $1.00 stated value, 0 shares issued and outstanding, as of September 29, 2018 and December 30, 2017	—	—
Common stock, $0.00001 par value, 40,000,000 and 20,000,000 shares authorized as of September 29, 2018 and December 30, 2017, respectively; 5,003,144 and 3,909,114 shares issued and outstanding, as of September 29, 2018 and December 30, 2017, respectively	—	—
Additional paid in capital	61,673	57,574
Accumulated other comprehensive income	1,477	783
Accumulated deficit	(70,237)	(65,142)
Total Stockholders' Deficit	(7,087)	(6,785)
Total Liabilities and Stockholders' Deficit	$98,885	$86,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q3 2018	Q3 2017	Q3 2018 YTD	Q3 2017 YTD
Revenue	$71,317	$50,345	$186,835	$133,174

Cost of Revenue, excluding depreciation and amortization stated below	58,821	40,768	150,876	108,347

Gross Profit	12,496	9,577	35,959	24,827

Operating Expenses:
Selling, general and administrative expenses	11,097	8,800	33,315	22,362
Depreciation and amortization	741	790	2,251	2,310
Total Operating Expenses	11,838	9,590	35,566	24,672

Income (Loss) From Operations	658	(13)	393	155

Other (Expenses) Income:
Interest expense	(2,279)	(761)	(6,185)	(1,843)
Amortization of debt discount and deferred financing costs	(156)	(1,212)	(393)	(2,610)
Loss on extinguishment of debt, net	—	(4,764)	—	(6,132)
Change in fair value of warrant liability	—	(688)	879	(493)
Gain from sale of business	—	—	238	—
Re-measurement loss on intercompany note	(186)	—	(332)	—
Other, net	(14)	(10)	227	(31)
Total Other Expenses, net	(2,635)	(7,435)	(5,566)	(11,109)

Loss Before Provision for Income Tax	(1,977)	(7,448)	(5,173)	(10,954)

Benefit from (Provision for) income taxes	(3)	(206)	78	(213)

Net Loss	(1,980)	(7,654)	(5,095)	(11,167)

Dividends - Series A preferred stock - related party	50	50	150	150
Deemed Dividends - Series D preferred stock	—	—	—	2,009

Net Loss Attributable to Common Stock Holders	$(2,030)	$(7,704)	$(5,245)	$(13,326)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.42)	$(2.63)	$(1.20)	$(4.25)
Net Loss Attributable to Common Stock Holders	$(0.43)	$(2.65)	$(1.23)	$(5.07)
Weighted Average Shares Outstanding – Basic and Diluted	4,721,364	2,910,139	4,250,500	2,628,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Q3 2018	Q3 2017	Q3 2018 YTD	Q3 2017 YTD
Net Loss	$(1,980)	$(7,654)	$(5,095)	$(11,167)

Other Comprehensive loss
Foreign exchange translation adjustment	356	110	694	(193)
Comprehensive Loss Attributable to the Company	$(1,624)	$(7,544)	$(4,401)	$(11,360)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q3 2018 YTD	Q3 2017 YTD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,095)	$(11,167)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,251	2,310
Amortization of debt discount and deferred financing costs	393	2,610
Loss on extinguishment of debt, net	—	6,132
Gain in fair value of warrants	(879)	493
Stock based compensation	951	962
Re-measurement loss on intercompany note	332	—
Gain from sale of business	(238)	—
Changes in operating assets and liabilities:
Accounts receivable	6,282	(2,907)
Prepaid expenses and other current assets	71	(552)
Other assets	165	196
Accounts payable and accrued expenses	2,789	(129)
Interest payable - related party	(64)	—
Other current liabilities	(94)	(807)
Other long-term liabilities	97	285
Other	188	(201)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,149	(2,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(9,760)	(20,817)
Disposal of business, net of cash	1,403	—
Purchase of property and equipment	(330)	(169)
Collection of UK factoring facility deferred purchase price	7,086	—
NET CASH USED IN INVESTING ACTIVITIES	(1,601)	(20,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes	—	(441)
Proceeds from term loan - related party	8,428	50,165
Repayments of term loan - related party	—	(11,165)
Proceeds from term loan	2,047	—
Repayments of term loan	(422)	(3,811)
Proceeds from convertible notes	—	400
Repayments of convertible notes	—	(6,635)
Repayment of bonds	—	(50)
Repayments (proceeds) on accounts receivable financing, net	(16,220)	5,242
Dividends paid to related parties	(150)	(515)
Proceeds from At-The-Market Facility	2,286	208
Repayment of Series D Preferred Stock	—	(1,500)
Payments made for earn-outs	(1,402)	(1,094)
Financing costs - related party	(280)	—
Third party financing costs	(109)	(2,311)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,822)	28,493

NET (DECREASE) INCREASE IN CASH	(274)	4,732

Effect of exchange rates on cash	(2)	(2)

Cash - Beginning of period	3,100	650

Cash - End of period	$2,824	$5,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation, which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF,” on March 16, 2012. On June 15, 2017, the Company changed its state of domicile to Delaware.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2017, the transition period ended December 31, 2016 and fiscal year ended May 31, 2016, which are included in the Company’s December 30, 2017 Form 10-K, filed with the United States Securities and Exchange Commission on March 29, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended September 29, 2018 are not necessarily indicative of results for the entire year ending December 29, 2018. This report is for the periods July 1, 2018 to September 29, 2018 (“Q3 2018”), July 2, 2017 to September 30, 2017 (“Q3 2017”), December 31, 2017 to September 29, 2018 (“Q3 2018 YTD”)  and January 1, 2017 to September 30, 2017 (“Q3 2017 YTD”).

PeopleServe Disposition

On June 6, 2018, the Company divested the stock of PeopleServe Inc., and PeopleServe PRS, Inc. for a total consideration of $1,502, net of $567 that was remitted back to the buyer on July 31, 2018 in connection with a net working capital true up. The Company recorded a gain of $238 from sale of the business.

Clement May Acquisition

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a whollyowned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) to acquire all of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £500, the amount to be calculated pursuant to that Share Purchase Agreement and to be paid on or around December 28, 2018, and (iv) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above transaction, the Company entered into a term loan with HSBC Bank plc. Refer to Note 5 for further details.

Key Resources Inc. Acquisition

On August 27, 2018, the Company and Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect subsidiary of the Company, entered into a share purchase agreement with Pamela D. Whitaker (“Seller”), pursuant to which the Seller sold 100% of the common shares of Key Resources Inc. (“KRI”) to Monroe Staffing (the “KRI Transaction”).

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The KRI Transaction closed simultaneously with the signing of the share purchase agreement. The purchase price in connection with the KRI Transaction was approximately $12,163, of which (a) approximately $8,109 was paid to the Seller at closing, (b) up to approximately $2,027 is payable as earnout consideration to the Seller on August 27, 2019 and (c) up to $2,027 is payable as earnout consideration to the Seller on August 27, 2020.  The payment of the Earnout Consideration is contingent on KRI’s achievement of certain trailing gross profit amounts.

To finance the above transaction, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”) on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428 in the Company in exchange for a senior secured note in the principal amount of approximately $8,428.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Q3 2018 was comprised of $68,683 of temporary contractor revenue and $2,634 of permanent placement revenue, compared with $48,970 and $1,375 for Q3 2017, respectively. Revenue in Q3 2018 YTD was comprised of $178,518 of temporary contractor revenue and $8,317 of permanent placement revenue, compared with $130,220 and $2,954 for Q3 2017 YTD, respectively. Refer to Note 8 for further details on breakdown by segments.

Reclassifications

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.  The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, and tax audit settlements.  The effective income tax rate was (0.31)%, 4.0%, 1.59% and 2.3% for the period ending Q3 2018, Q3 2017, Q3 2018 YTD and Q3 2017 YTD, respectively.

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

At September 29, 2018, in accordance with SAB 118, the Company has not completed its accounting for the tax effects of the one-time transition tax imposed by the Tax Act.  In order to determine the amount of the liability with respect to the one-time transition tax, the Company must determine, in addition to other factors, the amount of post-1986 Earnings & Profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  In order to quantify the liability, we are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax. Therefore, we have not recorded an estimate of the transition tax in our financial statements.

In addition, the Company is continuing to evaluate whether Global Intangible Low Tax Income taxes (“GILTI”) are recorded as a current period expense when incurred or whether such amounts should be factored into the Company's measurement of its deferred taxes. As a result, the Company has not included an estimate of the tax impacts related to GILTI in the third quarter of 2018. The Company has not elected a method and will only do so after completing their analysis of the GILTI provisions.

Foreign Currency

Staffing 360 Solutions, Inc. has an intercompany note due from Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), denominated in U.S. dollars. Staffing 360 Solutions Limited’s functional currency is Pound Sterling. The note matures in September 15, 2022, bears interest at a rate of interest equal to the mid-term monthly Applicable Federal Rate (AFR), as published each month by the U.S. Internal Revenue Service pursuant to Section 1274(d) of the Internal Revenue Code, compounded semiannually. Interest is payable in cash quarterly on the first business day of each calendar quarter. Staffing 360 Solutions Limited may prepay all or any portion of the principal amount of this Note at any time, in whole or in part, without premium or penalty. As the note is denominated in U.S. dollars and due to weakening of the Pound Sterling, the Company recorded a non cash foreign currency remeasurement loss of $186 and $332 in Q3 2018 and Q3 2018 YTD, respectively.

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

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share.”  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For Q3 2018, Q3 2017, Q3 2018 YTD and Q3 2017 YTD, pursuant to the two-class method, as a result of the net loss, losses were not allocated to the participating securities.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 29, 2018 and September 30, 2017 have been excluded from the per share computations, since their inclusion would be anti-dilutive:

	September 29,	September 30,
	2018	2017
Convertible preferred shares	43,239	43,239
Warrants	925,935	932,234
Restricted shares - unvested	595,272	463,052
Long term incentive plan (LTIP)	123,515	178,728
Options	125,400	122,400
Total	1,813,361	1,739,653

NOTE 4 – ACCOUNTS RECEIVABLE BASED FINANCING FACILITIES

HSBC Invoice Finance (UK) Ltd – New Facility

On February 8, 2018, CBS Butler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

On June 28, 2018, CML, the Company’s new subsidiary entered into a new agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBS Butler, Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

ABN AMRO Commercial Finance

In conjunction with the HSBC Invoice Finance (UK) Ltd – New Facility, on February 8, 2018, Staffing 360 Solutions Limited and The JM Group terminated this facility and the remaining balance was paid in full.

CBS Butler

In conjunction with the HSBC Invoice Finance (UK) Ltd – New Facility, on February 8, 2018, CBS Butler terminated this facility and the remaining balance was paid in full.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 5 – DEBT

	September 29,	December 30,
	2018	2017
Jackson Investment Group - related party	$48,428	$40,000
HSBC Term Loan	1,860	—
ABN AMRO	—	254
Total Debt, Gross	50,288	40,254
Less: Debt Discount and Deferred Financing Costs	(1,731)	(1,260)
Total Debt, Net	48,557	38,994
Less: Current Portion, Net	(675)	(245)
Total Long-Term Debt, Net	$47,882	$38,749

HSBC Term Loan

On June 26, 2018, the Company’s UK subsidiary, Staffing 360 Solutions Limited (formerly known as Staffing 360 Solutions (Holdings) Limited), entered into a term loan agreement (the “Term Loan”) with HSBC Bank plc (“HSBC plc”). The Term Loan was drawn down on June 28, 2018 in an original principal amount of £1,550 ($2,047) to fund the upfront cash consideration of the Clement May acquisition. The Term Loan matures on June 28, 2021, unless otherwise accelerated or terminated earlier. The interest rate on the Term Loan is 2.35% over the base rate of 0.75%, which is subject to periodic adjustment, and is payable in monthly installments of principal and interest. The obligations of Staffing 360 Solutions Limited under the term Loan are secured by fixed and floating charges in favor of HSBC plc on all of Staffing 360 Solutions Limited and its UK subsidiaries’ assets, undertakings, accounts receivable and certain other assets pursuant to the terms of the Term Loan agreement.

Non-interest bearing convertible note - April 11, 2017

On April 11, 2017, the Company entered into a non-interest bearing convertible note for $477, whereby the Company received cash of $400, maturing in October 2017. The Company paid this in full on September 18, 2017.

Lighthouse Seller Note #1

During the period Q3 2017 and Q3 2017 YTD, the Company paid $1,624 and $1,874 in principal of notes payable, respectively.  The Company paid this note in full on September 18, 2017.

Lighthouse Seller Note #2

During the period Q3 2017 and Q3 2017 YTD, the Company paid $78 and $234 in principal of notes payable, respectively. This note was paid in full in Q3 2017.

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

Jackson Investment Group Term Loan Note #2 – Related Party

On April 5, 2017, the Company amended the note and warrant purchase agreement and entered into a second subordinated secured note for $1,650. Under the terms of this amended agreement, the Company issued to Jackson 59,397 shares of common stock, with an additional 74,184 shares of common stock that were issued after obtaining shareholder approval for issuance of shares to Jackson in excess of the 19.99% limit in June 2017. Also on April 5, 2017, the Company amended the Warrant to allow Jackson to purchase up to an additional 275,508 shares of common stock, modified the initial exercise price of the Warrant to $5.00 per share and modified the conversion price of accrued interest on the note issued to Jackson in January 2017 to $7.50. The Warrant was also amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfied all of its outstanding obligations with Midcap Financial Trust, the maturity date would have been adjusted to July 25, 2018. No interest or principal is payable on the second note until maturity. At any time during the term of the second note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note can be converted into shares of common stock, at the sole election of Jackson at maturity or in the event of a prepayment by the Company, at a conversion price equal to $7.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock. The Company has accounted for these warrants as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The Company has recorded a liability of $1,426 at December 30, 2017. On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. Refer to Note 6 for further details.

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

On August 27, 2018, Company entered into an amended agreement with Jackson, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended and made a new senior debt investment of approximately $8,428 in the Company in exchange for a senior secured note in the principal amount of approximately $8,428. Terms of the additional investment are the same as the Jackson Note.

From the proceed of the additional investment, the Company paid a closing fee of $280 and legal fees of $39, and issued 192,000 shares of the Company’s common stock as a closing commitment fee.

In connection with the additional investment, the Company entered into Amendment No. 1 to Amended and Restated Warrant Agreement (“Warrant Agreement”) with Jackson.  The Warrant Amendment amended that certain Amended and Restated Warrant Agreement with Jackson, dated as of April 25, 2018 (the “Warrant”), to reduce the exercise price of the Warrant from $5.00 per share to $3.50 per share.

The incremental fair value of repricing the Warrant to $3.50 per share is $135 and was recognized as deferred financing costs to be amortized over the term of the loan.

The Jackson Note includes certain financial customary covenants, including a leverage ratio covenant. As of September 29, 2018, the Company was not in compliance with this covenant. On November 13, 2018, the Company received a waiver from Jackson curing the non-compliance as of September 29, 2018.

NOTE 6 – EQUITY

Common Stock

The Company issued the following shares of common stock during the nine month period ended September 29, 2018:

Shares issued to/for:	Number of common shares issued	Fair Value of shares issued	Fair Value at Issuance (minimum and maximum per share)
At-the-Market Facility	726,821	$2,286	$1.61	$4.23
Jackson Investment Group	192,000	371	1.93	$1.93
Employees	125,000	199	1.54	1.61
Consultants	19,383	55	1.40	3.42
Acquisition	15,000	21	1.38	1.38
Board and Committee members	15,400	32	1.40	3.25
Reverse stock split (rounding up shares)	426	-	-	-
	1,094,030	$2,964

Subsequent to September 29, 2018, the Company sold 5,109 shares of common stock through its at-the-market facility at a value of $10, and granted 5,600 shares of common stock valued $11 to the board of directors, and 1,165 shares of common valued at $2 for consulting services.

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of September 29, 2018, the Company has a total of 597,272 shares unvested issued to employees and Board and committee members. In accordance

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $248, $206, $728 and $575, for the periods ended Q3 2018, Q3 2017, Q3 2018 YTD and Q3 2017 YTD, respectively.

Stock Options

The Company recorded share based payment expense of $33, $101, $168 and $299 for the periods ended Q3 2018, Q3 2017, Q3 2018 YTD and Q3 2017 YTD, respectively.

Convertible Preferred Shares

Series A Preferred Stock – Related Party

In the period ended Q3 2018 YTD and Q3 2017 YTD, the Company paid $150 and $515, respectively, in dividends to its Series A preferred stock holders. The Company did not have any Series A dividends payable to preferred stock holders at the end of Q3 2018 YTD and Q3 2017 YTD.

Series D Preferred Stock

The Series D Preferred Stock contained beneficial conversion features; a portion was quantifiable at the date of issuance in the amount of $615, which was recognized immediately due to the immediate convertibility of the Series D Preferred Stock and that it had no true redemption date. The additional contingent beneficial conversion feature was quantifiable only at the date of each subsequent conversion. Both beneficial conversion features represent additional value to the holders. As such, they represent a dividend on the Series D Preferred Stock and recorded as a Deemed Dividend. These Deemed Dividends are presented on the Statement of Operations for purposes of calculation Earnings Per Share only and have no net impact on Shareholders’ Deficit. Deemed Dividends recorded were $0 and $2,009 for Q3 2018 YTD and Q3 2017 YTD, respectively.

On April 5, 2017, the Company entered into an agreement with holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 60,000 shares of common stock.

Warrants

The Company had accounted for the warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The warrants issued to Jackson are considered to be Level 3 liabilities under ASC 820.  On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclass the remaining liability to Additional paid-in capital. The Company recorded a change in fair value of the warrant liability of $0, $(688), $879 and $(493) in Q3 2018, Q3 2017, Q3 2018 YTD and Q3 2017 YTD, respectively, using Black-Scholes valuation model.

In connection with the additional investment from Jackson, the Company entered into Amendment No. 1 to Amended and Restated Warrant Agreement (“Warrant agreement”) with Jackson.  The Warrant Amendment amended that certain Amended and Restated Warrant Agreement with Jackson, dated as of April 25, 2018 (the “Warrant”), to reduce the exercise price of the Warrant from $5.00 per share to $3.50 per share. The incremental fair value of repricing the Warrants to $3.50 per share is $135 and was recognized as deferred financing costs to be amortized over the term of the Jackson Note.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of Control Solutions International, Inc. (“CSI”) on November 4, 2013, the purchase price included monthly cash payments to the former owner and shareholder of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During Q2 2018 and Q2 2017, the Company paid $0 and $24, respectively, towards the earn-out liability. During Q3 2018 YTD and Q3 2017 YTD, the Company paid $15 and $68, respectively, towards the earn-out liability. No further payments are due.

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

Pursuant to the acquisition of CBS Butler Holdings Limited (“CBS Butler”) on September 15, 2017, the purchase price includes an earn-out payment of up to £4,214 (payable in December 2018, based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement. In September 2018, the Company paid the deferred consideration of £150 ($195).

Pursuant to the acquisition of FirstPro Inc. (“FirstPro”) on September 15, 2017, the purchase price includes deferred quarterly installments of $75 beginning on October 1, 2017, and $2,675 is payable annually in three equal installments beginning on September 15, 2018. The Company has made $75 and $300 in quarterly installments during the period Q3 2018 and Q3 2018 YTD, respectively. The Company made its annual installment of $892 in September 2018.

Pursuant to the acquisition of Clement May on June 28, 2018, the purchase price includes an earnout payment of up to £500 to be paid on or around December 28, 2018; and deferred consideration of £350, the amount to be calculated and paid pursuant to the Share Purchase Agreement, to be paid on or around June 28, 2019.

Pursuant to the acquisition of KRI on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 and $2,027 on August 27, 2019 and August 27, 2020, respectively.  The payment of the earnout consideration is contingent on KRI’s achievement of certain trailing gross profit amounts.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 8 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q3 2018	Q3 2017	Q3 2018 YTD	Q3 2017 YTD
Commercial Staffing - US	$28,496	$25,635	$73,441	$71,354
Professional Staffing - US	11,301	12,259	40,034	36,187
Professional Staffing - UK	31,520	12,451	73,360	25,633
Total Revenue	$71,317	$50,345	$186,835	$133,174

Commercial Staffing - US	$4,463	$4,642	$12,278	$12,947
Professional Staffing - US	4,069	2,411	12,268	6,528
Professional Staffing - UK	3,964	2,524	11,413	5,352
Total Gross Profit	$12,496	$9,577	$35,959	$24,827

Selling, general and administrative expenses	$(11,097)	$(8,800)	$(33,315)	$(22,362)
Depreciation and amortization	(741)	(790)	(2,251)	(2,310)
Interest expense	(2,279)	(761)	(6,185)	(1,843)
Amortization of debt discount and deferred financing costs	(156)	(1,212)	(393)	(2,610)
Loss on extinguishment of debt, net	—	(4,764)	—	(6,132)
Change in fair value of warrant liability	—	(688)	879	(493)
Gain from sale of business	—	—	238	—
Re-measurement loss on intercompany note	(186)	—	(332)	—
Other (expense) income, net	(14)	(10)	227	(31)
Loss Before Provision for Income Tax	$(1,977)	$(7,448)	$(5,173)	$(10,954)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Q3 2018
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$13	$1,714	$907	$2,634
Temporary Revenue	28,483	9,587	30,613	68,683
Total	$28,496	$11,301	$31,520	$71,317

	Q3 2017
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$92	$291	$992	$1,375
Temporary Revenue	25,543	11,968	11,459	48,970
Total	$25,635	$12,259	$12,451	$50,345

	Q3 2018 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$128	$4,887	$3,302	$8,317
Temporary Revenue	73,313	35,147	70,058	178,518
Total	$73,441	$40,034	$73,360	$186,835

	Q3 2017 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$136	$570	$2,248	$2,954
Temporary Revenue	71,218	35,617	23,385	130,220
Total	$71,354	$36,187	$25,633	$133,174

As of September 29, 2018 and December 30, 2017, the Company has assets in the U.S., the U.K. and Canada as follows:

	September 29,	December 30,
	2018	2017
United States	$58,484	$53,814
United Kingdom	40,306	32,861
Canada	95	73
Total Assets	$98,885	$86,748

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In connection with the acquisition of KRI and Clement May, the Company recorded the following identifiable intangible assets, based on preliminary valuation.

	KRI	Clement May
Goodwill (1)	$3,346	$1,545

Intangible assets
Tradenames	$1,000	$470
Non-compete	—	273
Customer Relationships	6,400	451
	$7,400	$1,194
(1)	Goodwill amounts for KRI are shown net of adjustments of $627 for discounting of deferred earnouts and other purchase accounting adjustments.

Goodwill of Clement May is included in the Company’s Professional-UK reportable segment. Goodwill of KRI is included in the Company’s Professional-US reportable segment.

Identified intangible assets for Clement May are being amortized on a straight-line basis over their weighted average estimated useful life of 8.4 years. The Company acquired a total of $14,305 in receivables and fair value of these receivables equals the contract value; and recorded contingent consideration associated with Clement May of £850 ($1,122).

Identified intangible assets of KRI are being amortized on a straight-line basis over their weighted average estimated useful life of 10 years. The Company acquired a total of $2,531 in receivables and fair value of these receivables equals the contract value; and recorded contingent consideration associated with KRI of $3,427, net of discounting.

The following table summarizes the final allocation of the purchase price to the estimated fair values of net assets acquired at the date of the acquisition:

	KRI	Clement May
Purchase price	$11,536	$3,543

Less:
Net assets acquired	$(790)	$(804)
Intangible assets	(7,400)	(1,194)

Goodwill	$3,346	$1,545

The Company recorded a total of $105 and $35 in third party expenses associated with consummating the Clement May and KRI acquisitions, respectively, which are included in Selling, general and administrative expenses, excluding depreciation and amortization stated on the Consolidated Statement of Operations.

The following unaudited pro forma consolidated results of operation have been prepared, as if the acquisition of FirstPro and CBS Butler had occurred as of June 1, 2016, and acquisition of KRI and Clement May acquired on January 1, 2017.

	Q3 2018	Q3 2017	Q3 2018 YTD	Q3 2017 YTD
Revenues	$76,749	$83,118	$234,001	$244,485
Net loss from continuing operations	(2,269)	(7,683)	(5,392)	(11,956)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 10 – OTHER RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and Notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

The Company had the following activity with its Board and Committee Members:

	Q3 2018				Q3 2017
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	1,400	$2	$22	$19	1,400	$6	$19
Jeff Grout	19	1,400	2	22	19	1,400	6	19
Nick Florio	19	1,400	2	22	19	1,400	7	19
Alicia Barker	—	1,400	2	—	—	—	—	—
	$57	5,600	$8	$66	$57	4,200	$19	$57

	Q3 2018 YTD				Q3 2017 YTD
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$56	4,200	$9	$62	$50	14,900	$60	$53
Jeff Grout	56	4,200	9	62	50	14,900	60	53
Nick Florio	56	4,200	9	62	50	15,100	61	53
Alicia Barker	19	2,800	4	—	—	—	—	—
	$187	15,400	$31	$186	$150	44,900	$181	$159

The Company has no balances in accounts payable and accrued expenses – related parties account as of September 29, 2018.

The Briand Separation Agreement                           The Company’s former employee, board member and officer resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. The Company paid $16 in Q3 2018 to Mr. Briand as part of this separation agreement. The accrued balance due to Mr. Briand as of September 29, 2018 is $284.

Appointment of Officers

On March 28, 2018, the Company appointed Alicia Barker to fill the Class II director vacancy created by the departure of Mr. Briand earlier this year, such appointment was effective April 1, 2018. Ms. Barker joined the company’s board of directors as an independent director and serves on the Board’s Compensation Committee and on the Nominating and Corporate Governance Committee.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q3 2018 YTD	Q3 2017 YTD
Cash paid for:
Interest	$4,775	$1,827
Income taxes	104	140

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$8,418	$—
Shares issued in connection with acquisition of business	21	—
Shares issued in connection with convertible note	—	498
Shares issued in connection with Jackson term loan	371	2,527
Shares issued in connection with Series D payoff	—	208
Shares issued in connection with CBS Butler acquisition	—	430
Warrants issued in connection with Jackson term loan	682	2,303
CSI earnout (payment with Surety bond)	—	1,405
Deemed Dividends	—	2,009

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

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Sectors. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets. Since November 2013, the company has completed ten acquisitions.

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

On September 15, 2017, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly-owned subsidiary of the Company, entered into an agreement (“Share Purchase Agreement”) with the holders of share capital of CBS Butler Holdings Limited (“CBS Butler”) and an agreement (“Option Purchase Agreement”) with the holders of outstanding options of CBS Butler, pursuant to which the holders of the share capital of CBS Butler and holders of outstanding

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

options of CBS Butler sold all of their shares and options of CBS Butler to Staffing 360 Solutions Limited (the “CBS Butler Acquisition”), in exchange for (i) an aggregate cash payment of £13,810, (ii) an aggregate of 100,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £4,214 (payable in October 2018 based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement.

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

Clement May Acquisition

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly-owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) the assignment of certain outstanding debt owed to the CML Majority Holder to the Principal as set forth in that Share Purchase Agreement, (iv) an earn-out payment of up to £500, the amount to be calculated and paid pursuant to that Share Purchase Agreement due on or around December 28, 2018, and (v) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above transaction, the Company entered into a term loan with HSBC Bank plc. Refer to Note 9 for further details.

Key Resources Inc. Acquisition

On August 27, 2018, the Company and Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect subsidiary of the Company, entered into a share purchase agreement with Pamela D. Whitaker (“Seller”), pursuant to which the Seller sold 100% of the common shares of Key Resources Inc. (“KRI”) to Monroe Staffing (the “KRI Transaction”).

The KRI Transaction closed simultaneously with the signing of the share purchase agreement. The purchase price in connection with the KRI Transaction was approximately $12,163, of which (a) approximately $8,109 was paid to the Seller at closing, (b) up to approximately $2,027 is payable as earnout consideration to the Seller on August 27, 2019 and (c) up to $2,027 is payable as earnout consideration to the Seller on August 27, 2020.  The payment of the Earnout Consideration is contingent on KRI’s achievement of certain trailing gross profit amounts.

To finance the above transaction, the Company entered into an agreement with Jackson on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428 in the Company in exchange for a senior secured note in the principal amount of approximately $8,428.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

For three-month periods ended September 29, 2018 and September 30, 2017

	Q3 2018	% of Revenue	Q3 2017	% of Revenue	Growth
Revenue	$71,317	100.0%	$50,345	100.0%	41.7%
Direct cost of revenue	58,821	82.5%	40,768	81.0%	44.3%
Gross profit	12,496	17.5%	9,577	19.0%	30.5%
Operating expenses	11,838	16.6%	9,590	19.0%	23.4%
Income (loss) from operations	658	0.9%	(13)	(0.0)%	5161.5%
Other expenses	(2,635)	(3.7)%	(7,435)	(14.8)%	(64.6)%
Provision for income taxes	(3)	(0.0)%	(206)	(0.4)%	(98.5)%
Net loss	$(1,980)	(2.8)%	$(7,654)	(15.2)%	(74.1)%

Revenue

For Q3 2018, revenue increased by 41.7% to $71,317, as compared with $50,345, for Q3 2017. Of that growth, $26,888 was from the acquisitions of CBS Butler, Firstpro, Clement May, and KRI.  This was partially offset by a decline of $4,374 from divesting of PeopleServe, an organic decline of $1,481 from the remaining core business, and $61 from unfavorable foreign currency translation.  Temporary contractor revenue declined $1,290 and permanent placement declined $191.

Revenue in Q3 2018 was comprised of $68,683 of temporary contractor revenue and $2,634 of permanent placement revenue, compared with $48,970 and $1,375 for Q3 2017, respectively.

Direct cost of revenue, Gross profit and gross margin

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q3 2018, direct cost of revenue was $58,821, an increase of 44.3% from $40,768 in Q3 2017, compared with revenue growth of 41.7%.

Gross profit for Q3 2018 was $12,496, an increase of 30.5% over $9,577, for Q3 2017, representing gross margin of 17.5% and 19.0% for each period, respectively.  Gross profit growth was primarily attributable to the impact of acquisitions. This was partly offset by lower savings from workers’ compensation insurance versus the savings realized in the corresponding period in 2017,  the divestiture of the lower margin PeopleServe business, and organic decline on lower permanent placement and contract revenue.

Operating expenses

Operating expenses for Q3 2018 were $11,838, an increase of 23.4% over $9,590 for Q3 2017.  The acquisitions of CBS Butler, Firstpro, Clement May, and KRI drove an increase of 32.3% in operating expense.  Excluding the acquisitions, operating expenses decreased by 8.9% driven by lower non-recurring costs, legal, and other costs associated with acquisitions, lower variable costs from lower organic revenue, and savings that are materializing which are attributable to synergies within the subsidiaries, cost savings initiatives, and PeopleServe divesture.

Other Expenses

Other expenses for Q3 2018 was $2,635, a decrease of 64.6% from $7,435 in Q3 2017. For Q3 2018 compared with Q3 2017, other expenses primarily reflects higher interest of $1,518 driven mainly by the higher debt and cost of capital resulting from the refinancing in September 2017 and financing of The Clement May and Key Resources acquisitions; a loss on extinguishment of debt in Q3 2017 of $4,764 attributable to the refinancing of convertible notes in January 2017 and Jackson Notes in September 2017, with no corresponding loss in Q3 2018, a loss of $186 from remeasuring the Company’s intercompany note; lower amortization of debt discount and deferred financing costs by $1,056 also attributable to the refinancing; a loss of $688 from fair valuing warrants in Q3 2017, with no corresponding loss in Q3 2018.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

For the nine-month periods ended September 29, 2018 and September 30, 2017

	Q3 2018 YTD	% of Revenue	Q3 2017 YTD	% of Revenue	Growth
Revenue	$186,835	100.0%	$133,174	100.0%	40.3%
Direct cost of revenue	150,876	80.8%	108,347	81.4%	39.3%
Gross profit	35,959	19.2%	24,827	18.6%	44.8%
Operating expenses	35,566	19.0%	24,672	18.5%	44.2%
Income from operations	393	0.2%	155	0.1%	153.5%
Other expenses	(5,566)	(3.0)%	(11,109)	(8.3)%	(49.9)%
Benefit from (Provision for) income taxes	78	0.0%	(213)	(0.2)%	(136.6)%
Net loss	$(5,095)	(2.7)%	$(11,167)	(8.4)%	(54.4)%

Revenue

Q3 2018 YTD revenue increased by 40.3% to $186,835, as compared with $133,174 for Q3 2017 YTD. Of that growth, $64,905 was from the acquisitions of CBS Butler, Firstpro, Clement May, and KRI and $1,181 was from favorable foreign currency translation.  This was partially offset by a decline of $6,403 due to PeopleServe and an organic decline of $6,022 from the remaining core business.  Organic temporary contractor revenue declined $5,459, partially due to a greater number of weather-related work stoppage days in 2018, and organic permanent placement declined $563.

Revenue in Q3 2018 YTD was comprised of $178,518 of temporary contractor revenue and $8,317 of permanent placement revenue, compared with $130,220 and $2,954 for Q3 2017 YTD, respectively.

Direct cost of revenue, Gross profit and gross margin

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q3 2018 YTD, direct cost of revenue was $150,876, an increase of 39.3% from $108,347, in Q3 2017 YTD, compared with revenue growth of 40.3%.

Gross profit for Q3 2018 YTD was $35,959, an increase of 44.8% over $24,827, for Q3 2017 YTD, representing gross margin of 19.2% and 18.6% for each period, respectively. Gross profit growth was attributed to the impact of acquisitions.  This was partly offset by lower savings from workers’ compensation insurance versus the savings realized in the corresponding period in 2017, organic decline on lower permanent placement and contract revenue, and the divestiture of the lower margin PeopleServe business.

Operating expenses

Operating expenses for Q3 2018 YTD was $35,566, an increase of 44.2% over $24,672, for Q3 2017 YTD.  Of that increase, 42.6% can be attributed to acquisition of CBS Butler, Firstpro, Clement May, and KRI.  The remaining increase is primarily stemming from other non-recurring costs and other costs associated with acquisitions, capital raising, and non-cash charges or credits.  This was partly offset by lower variable costs from lower organic revenue, savings that are materializing which are attributable to synergies within the subsidiaries, cost savings initiatives, PeopleServe divesture and higher commissions on the higher gross profit.

Other Expenses

Other expenses for Q3 2018 YTD was $5,566, a decrease of 49.9% from $11,109, in Q3 2017 YTD. For Q3 2018 YTD compared with Q3 2017 YTD, other expenses primarily reflects higher interest of $4,342 driven mainly by the higher debt and cost of capital resulting from the refinancing in September 2017; lower amortization of debt discount and deferred financing costs by $2,217 also attributable to the refinancing;   a loss on extinguishment of debt in Q3 2017 YTD of $6,132 attributable to the refinancing of convertible notes in January 2017, with no corresponding loss in Q3 2018 YTD; a higher gain of $1,372 from fair valuing warrants in; a gain of $238 from the sale of PeopleServe; a loss of $332 from remeasuring the Company’s intercompany note; and, other income of $258 primarily from investment income on the Company’s workers’ compensation collateral.

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

The following table details Revenue and Gross Profit by Sector:

	Q3 2018	Mix	Q3 2017	Mix	Q3 2018 YTD	Mix	Q3 2017 YTD	Mix
Commercial Staffing - US	$28,496	40%	$25,635	51%	$73,441	39%	$71,354	54%
Professional Staffing - US	11,301	16%	12,259	24%	40,034	22%	36,187	27%
Professional Staffing - UK	31,520	44%	12,451	25%	73,360	39%	25,633	19%
Total Revenue	$71,317		$50,345		$186,835		$133,174

Commercial Staffing - US	$4,463	36%	$4,642	48%	$12,278	34%	$12,947	52%
Professional Staffing - US	4,069	33%	2,411	26%	12,268	34%	6,528	26%
Professional Staffing - UK	3,964	31%	2,524	26%	11,413	32%	5,352	22%
Total Gross Profit	$12,496		$9,577		$35,959		$24,827

Commercial Staffing - US	15.7%		18.1%		16.7%		18.1%
Professional Staffing - US	36.0%		19.7%		30.6%		18.0%
Professional Staffing - UK	12.6%		20.3%		15.6%		20.9%
Total Gross Margin	17.5%		19.0%		19.2%		18.6%

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

	Q3 2018	Q3 2017	Q3 2018 YTD	Q3 2017 YTD
Net loss	$(1,980)	$(7,654)	$(5,095)	$(11,167)

Interest expense	2,279	761	6,185	1,843
Provision for (benefits from) income taxes	3	206	(78)	213
Depreciation and amortization (1)	897	2,002	2,644	4,920
EBITDA	$1,199	$(4,685)	$3,656	$(4,191)

Acquisition, capital raising and other non-recurring expenses (2)	797	934	2,642	1,194
Other non-cash charges (3)	288	344	951	962
Loss on extinguishment of debt, net	—	4,764	—	6,132
Change in fair value of warrant liability	—	688	(879)	493
Gain from sale of business	—	—	(238)	—
Re-measurement loss on intercompany note	186	—	332	—
Other income	14	10	(227)	31
Adjusted EBITDA	$2,484	$2,055	$6,237	$4,621

Trailing Twelve Months ("TTM") Adjusted EBITDA	$9,007	$5,814	$9,007	$5,814

Gross Profit TTM	$47,873	$32,768	$47,873	$32,768

TTM Adjusted EBITDA as percentage of gross profit TTM	18.8%	17.7%	18.8%	17.7%

Pro Forma TTM Adjusted EBITDA (4)	$12,330	NA	$12,330	NA

(1)	Includes amortization included in other expenses.
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

	Twelve Months Ended
	September 29, 2018	September 30, 2017
Gross Profit - TTM (Current Period)	$47,873	$32,768
Gross Profit - TTM (Prior Period)	32,768	31,490
Gross Profit - Growth	$15,105	$1,278

Adjusted EBITDA - TTM (Current Period)	$9,007	$5,814
Adjusted EBITDA - TTM (Prior Period)	5,814	5,362
Adjusted EBITDA - Growth	$3,193	$452

Operating Leverage	21.1%	35.4%

Leverage Ratio Calculated as Total Long-Term Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	September 29, 2018	December 30, 2017
Total Long-Term Debt, Net	$47,882	$38,749
Addback: Total Debt Discount and Deferred Financing Costs	1,731	1,251
Total Long-Term Debt	$49,613	$40,000

TTM Adjusted EBITDA	$9,007	$7,391

Pro Forma TTM Adjusted EBITDA	$12,330	$14,767

Pro Forma Leverage Ratio	4.0x	2.7x

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

On February 8, 2018, CBS Butler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force, the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

On June 28, 2018, Clement May Limited entered into a new agreement for purchase of debt (“APD”) with HSBC, joining CBS Butler, Staffing 360 Solutions Limited and The JM Group (collectively, with Clement May, the “Borrowers”) as “Connected Clients” as defined in the APD. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers and the Clement May APD matures on June 28, 2019, unless otherwise accelerated or terminated earlier. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q3 2018 YTD	Q3 2017 YTD
Net cash provided by operating activities	$7,149	$(2,775)

Collection of UK factoring facility deferred purchase price	7,086	—

Repayments on accounts receivable financing	(16,220)	5,242

Net cash (used in) provided by operating activities including proceeds from accounts receivable financing	$(1,985)	$2,467

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

As of and for the period ended September 29, 2018, the Company had a working capital deficiency of $14,562, an accumulated deficit of $70,237, and a net loss of $5,095.

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

To finance the KRI acquisition, the Company entered into an agreement with Jackson, for the New Jackson Note.

Management believes the Company is a going concern meaning it will meet its obligations for the next 12 months as of the date these financial statements are issued.

Operating activities

For Q3 2018 YTD, net cash provided by operations of $7,149 was primarily attributable changes in operating assets and liabilities totaling $9,434, non-cash adjustments of $2,810, partially offset by net loss of $5,095. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $6,282 (see further discussion below), increase in accounts payable and accrued expenses of $2,789, decrease in other assets of $165, decrease in prepaid expenses and other current assets of $71, other of $188 and increase in other long term liabilities of $97; offset by decrease in interest payable – related party of $64 and decrease in other current liabilities of $94. Total non-cash adjustments of $2,810 primarily includes depreciation and amortization of intangible assets of $2,251, stock based compensation of $951, amortization of debt discounts and deferred financing of $393, foreign currency re-measurement on intercompany loan of $332; offset by gain on fair value of warrants of $879 and gain from sale of business of $238.

On February 8, 2018, CBS Butler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force, the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

For Q3 2017 YTD, net cash used in operations of $2,775 was primarily attributable changes in operating assets and liabilities totaling $4,115 and net loss of $11,167; offset by non-cash adjustments of $12,507. Changes in operating assets and liabilities primarily relates increase in accounts receivable of $2,907, decrease in other current liabilities of $807, an increase in prepaid expenses of $552, decrease in accounts payable and accrued expenses of $129 and other of $201, offset by an increase in other long-term liabilities of $285 and a decrease in other assets of $196. Total non-cash adjustments of $12,507 primarily includes costs related to the extinguishment of debt of $6,132, amortization of debt discounts and beneficial conversion features of $2,610, depreciation and amortization of intangible assets of $2,310, stock based compensation of $962, and change in fair value of warrants of $493. During the period January 1, 2017 to September 30, 2017, the Company used approximately $3,500 of the proceeds from Jackson to pay accounts payable and accrued expenses. In addition, cash used in operations is net of $1,582 for settlement of the Staffing 360 Solutions, Inc. v. Former Officers of Staffing 360 Solutions, Inc. arbitration.

Investing activities

For Q3 2018 YTD, net cash flows used in investing activities was $1,601, $9,760 related to acquisition of Clement May and KRI and purchase of property and equipment of $330; offset by collection of the beneficial interest from HSBC of $7,086 (see discussion above) and disposal of business of $1,403.

For Q3 2017 YTD, net cash flows used in investing activities was $20,986 which is primarily due to acquisition of CBS Butler for upfront consideration of $16,317, acquisition of Firstpro for upfront consideration of $4,500 and purchased of property and equipment of $169.

Financing activities

For Q3 2018 YTD, net cash flows used in financing activities totaled $5,822, of which $16,220 relates repayments on accounts receivable financing, net (primarily relates to settlement of the prior U.K. secured borrowing facilities in connection with the new HSBC facility (see discussion above)), payments for deferred payments associated with the Firstpro and CBS Butler acquisition and CSI earnout of $1,402, $422 for repayments of term loans, $389 for third party financing costs and $150 dividends to related parties; offset by proceeds from term loans of $10,475 and proceeds from the At-market facility of $2,286.

For Q3 2017 YTD, net cash flows provided by financing activities totaled $28,493 which is primarily due to proceeds from term loans of $50,165, proceeds from convertible notes of $400, proceeds from the At-The-Market Facility of $208 and proceeds from accounts receivable financing net of $5,242, offset by repayments of term loans of $14,976, repayment of convertible notes of $6,635, third-

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

party financing costs of $2,311, Series D Series D pay off of $1,500, payments made towards earn-out agreements totaling $1,094, dividends paid to related parties of $515, repayment of promissory notes of $441, and repayment of bonds of $50.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period ended September 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

No material developments.

Item 1A. Risk Factors.

There have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period December 31, 2017 through September 29, 2018, we issued 19,383 shares of common stock, with an aggregate value of $55 to Greenridge Global LLC, SP Padda and J Charles Assets in return for investor relations advisory services and construction of leasehold improvements.  The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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
10.1

Share Purchase Agreement, dated August 27, 2018, by and among Monroe Staffing, the Company and Pamela D. Whitaker (previously filed as Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on November 2, 2018).

10.2	Amendment No. 1 to Amended and Restated Warrant Agreement, dated August 27, 2018, between the Company and Jackson Investment Group, LLC
10.3

Amendment No.10 and Joinder Agreement to Credit and Security Agreement and Limited Consent, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company and MidCap Funding X Trust

10.4	First Omnibus Amendment, Joinder and Reaffirmation Agreement, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC
10.5	12% Senior Secured Note, due September 15, 2020, issued on August 27, 2018,staf-ex105_220.htm to Jackson Investment Group, LLC
10.6	First Amendment to Intercreditor Agreement, dated August 27, 2018, by and among Jackson Investment Group, LLC, the Company, certain subsidiaries of the Company, and MidCap Funding X Trust.
10.7	First Amended and Restated Revolving Loan Note, by and among certain subsidiaries of the Company and MidCap Funding X Trust
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

† In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2018	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2018	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)