Form 10-Q/A
period 2018-06-30
Staffing 360 Solutions, Inc.
filed 2018-11-19
CIK 1499717

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Staffing 360 Solutions, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend its Annual Report on Form 10-Q for the quarterly period ended June 30, 2018, which was filed with the Securities and Exchange Commission, on August 14, 2018 (the “Original Filing”). The Company is filing this Amendment No. 1 to incorporate by reference Exhibits 10.1, 10.2, 10.3 and 10.4 and to update the index of exhibits under Part II, Item 6 of the Original Filing.

This Amendment No. 1 contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Exhibit Index, the Signature Page, and the updated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. Other than the revisions of the disclosures as discussed above and expressly set forth herein, this Amendment No. 1 speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

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
10.1

Share Purchase Agreement, dated June 28, 2018, by and among Longbridge Recruitment 360 Limited, Staffing 360 Solutions, Inc., and Richard Ward (previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018)

10.2

Agreement for Purchase of Debt, dated June 28, 2018, between HSBC Invoice Finance (UK) Limited, and Clement May Limited (previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018)

10.3	Term Loan letter agreement, dated June 26, 2018, between HSBC Bank plc, and Staffing 360 Solutions Limited (previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018)
10.4	Amendment to Staffing 360 Solutions, Inc. 2016 Omnibus Incentive Plan (incorporated by reference from Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 20, 2018).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

† In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2018	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 16, 2018	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)