Form 10-K
period 2018-12-29
Staffing 360 Solutions, Inc.
filed 2019-03-25
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act):    Yes  ☐    No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,767,327. based on the closing price (last sale of the day) for the registrant’s common stock on the Nasdaq exchange on June 30, 2018 of $1.35 per share.

As of March 22, 2019, 8,234,348 shares of common stock, $0.00001 par value, were outstanding.

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

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the period ended December 29, 2018.

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

Business Model and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of United States (“U.S.”) and United Kingdom (“U.K.”) based staffing companies. Our services principally consist of providing temporary contractors, and, to a much lesser extent, the recruitment of candidates for permanent placement. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily accounting and finance, IT, engineering, administration (collectively, the “Professional Business Stream”) and commercial (“Commercial Business Stream”) disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed ten acquisitions since November 2013.

Change of Year End

On February 28, 2017, the board of directors (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53-week year ending on the Saturday closest to the 31st of December, effective December 31, 2016. On April 12, 2017, the company filed a transition report (“Transition Report”), Form 10-K/T, for the period from June 1, 2016 through December 31, 2016, (“Transition Period”). Following that Transition Report, we will file annual reports for each twelve-month period ending the Saturday closest to December 31 of each year beginning with December 30, 2017 (“Fiscal 2017”), which was filed on March 29, 2018. This report is for the period from December 31, 2017 to December 29, 2018, “Fiscal 2018”.

Operating History

The Company generated revenue of $260,926 and $192,650 for Fiscal 2018 and Fiscal 2017, respectively. This growth has been achieved primarily through acquisitions.

Acquisitions

Clement May Acquisition

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly-owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) to acquire all of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £500, the amount to be calculated and paid on or around December 28, 2019 pursuant to the Share Purchase Agreement, and (iv) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above transaction, the Company entered into a term loan with HSBC Bank plc. Refer to Note 12 for further details.

Key Resources Inc. Acquisition

On August 27, 2018, the Company and Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect wholly-owned subsidiary of the Company, entered into a share purchase agreement with Pamela D. Whitaker (“Seller”), pursuant to which the Seller sold 100% of the common shares of Key Resources Inc. (“KRI”) to Monroe Staffing (the “KRI Transaction”).

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

To finance the KRI Transaction, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”) on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428.

Disposition

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

Employees

The Company employs approximately 270 full-time employees as part of our internal operations. Additionally, the Company employs more than 5,000 individuals that are placed directly with our clients through our various operating subsidiaries.

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

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of December 29, 2018, our total gross debt payables amount to approximately $37,393. Our level of debt could have significant consequences to our stockholders, including the following:

•

requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

•	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

•	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•	increasing our vulnerability to both general and industry-specific adverse economic conditions;

•	putting us at a competitive disadvantage versus less leveraged competitors; and

•	increasing vulnerability to changes in the prevailing interest rates.

Our ability to make payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business is generating positive cash flow however it may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to our ability to expand our operations. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. A default on our debt obligations could have a material adverse effect on our business, financial condition and results of operations and may cause you to lose all or part of your investment.

Our debt instruments and the certificate of designation for our Series E Preferred Stock contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

Covenants in our debt instruments and the certificate of designations for our Series E Preferred Stock impose operating and financial restrictions on us. These restrictions prohibit or limit our ability to, among other things:

•	pay cash dividends to our stockholders subject to certain limited exceptions;
•	redeem or repurchase our common stock or other equity;
•	incur additional indebtedness;
•	permit liens on assets;
•	make certain investments (including through the acquisition of stock, shares, partnership or limited liability company interests, any loan, advance or capital contribution);
•	sell, lease, license, lend or otherwise convey an interest in a material portion of our assets;
•	cease making public filings under the Securities Exchange Act of 1934, as amended; and
•	sell or otherwise issue shares of our common stock or other capital stock subject to certain limited exceptions

Our failure to comply with the restrictions in our debt instruments and/or our certificate of designations for the Series E Preferred Stock could result in events of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date or require us to redeem our Series E Preferred Stock. The holders of our debt and Series E Preferred Stock may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

In addition, these restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities.  In further addition, certain provisions of the certificate of designations of our Series E Preferred Stock require us to use proceeds from any sales of our common stock to redeem shares of the Series E Preferred Stock, which could  limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

The Jackson Note is secured by substantially all of the Company’s assets and the terms of the Jackson Note may restrict the Company’s current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured and the beneficial owner of a substantial percentage of our outstanding shares of common stock.

The Jackson Note (as defined herein) contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. The Jackson Note includes covenants limiting or restricting, among other things, our ability to:

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

In addition to being our senior secured lender, Jackson owns in excess of 17.8% of the Company’s outstanding common stock, not including shares issuable upon conversion of certain warrants and Series E and Series E-1 Preferred Stock. Jackson beneficially owns 59.1% including such warrants and Series E and Series E-1 Preferred Stock. Accordingly, Jackson may be able to exert significant influence over the Company.

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

As of December 29, 2018, the Company had a working capital deficiency of $14,894, an accumulated deficit of $71,643 and a net loss of $6,501 in Fiscal 2018.  As a result of our recent financings, we believe that we will be able to fund our operations, implement our business plan and pursue the acquisition of broad spectrum staffing companies through the next twelve months. However, we will need to raise additional capital to pursue growth opportunities, improve our infrastructure, finance our operations and otherwise make investments in assets and personnel that will allow us to remain competitive. Additional capital would be used to accomplish the following:

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

Historically, the market price of our common stock has fluctuated over a wide range. Between our stock splits occurring on September 17, 2015, and January 3, 2018, our common stock traded in a range from $0.54 to $7.74 per share. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder's ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or "float" for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for a stockholder to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

There can be no assurance that that we will be able to comply with the continued listing standards of NASDAQ.

Our common stock is listed on the NASDAQ Capital Market. If the NASDAQ Capital Market delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may be unable to develop, implement and maintain appropriate internal controls over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As disclosed in our prior periodic filings with the Securities and Exchange Commission, we identified material weaknesses in our internal control over financial reporting relating to the accounting for complex debt and equity instruments. While we believe that we have remediated this material weakness, we cannot assure you that additional material weaknesses will not be identified in the future.

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

We are a party to certain legal proceedings as further described in this Form 10-K.  In addition, from time to time, we may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business and relate to contractual and other obligations. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

The potential U.K. exit from the European Union as a result of the U.K. triggering Article 50 of the Treaty on European Union could harm our business, financial condition or results of operations.

On March 29, 2017, the U.K. triggered Article 50 of the Treaty on European Union (“EU”) by notifying the European Council of its intention to withdraw from the European Union (commonly referred to as “Brexit”). The U.K’s exit from EU is scheduled to occur on March 29, 2019 (“Separation Date”). As a result of a vote in the U.K. Parliament on January 29, 2019, the UK is seeking to negotiate one of the terms of the withdrawal agreed to in draft form with the EU on November 14, 2018. If a withdrawal agreement is not executed between the UK and the EU by the Separation Date, it is possible that the Separation Date may be extended or the U.K. may withdraw from the EU without an agreement in place. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the EU will have and how such withdrawal could affect our business. The actual exit of the U.K. from the EU could cause disruptions to and create uncertainty surrounding our business and generally have a negative effect on the U.K. economy. In addition, the initial Brexit vote in 2016 caused significant volatility in currency exchange rates and continued uncertainty regarding Brexit may result in future exchange rate volatility. Any of these effects of Brexit, could materially harm our business, financial condition or results of operations.

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

Most of our contracts do not obligate our customers to utilize a significant amount of our staffing services and may be cancelled on limited notice, so our revenue is not guaranteed.

Substantially all of our revenue is derived from multi-year contracts that are terminable for convenience. Under our multi-year agreements, we contract to provide customers with staffing services through work or service orders at the customers’ request. Under these agreements, our customers often have little or no obligation to request our staffing services. In addition, most of our contracts are cancellable on limited notice, even if we are not in default under the contract. We may hire employees permanently to meet anticipated demand for services under these agreements that may ultimately be delayed or cancelled. We could face a significant decline in revenues and our business, financial condition or results of operations could be materially adversely affected if:

•	we see a significant decline in the staffing services requested from us under our service agreements;
•	our customers cancel or defer a significant number of staffing requests; or our existing customer agreements expire or lapse and we cannot replace them with similar agreements

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

We may reduce or suspend our dividend in the future.

We initiated a dividend program under which we intend to pay a regular quarterly cash dividend of $0.01 per share to holders of our common stock. The first $0.01 per share dividend was paid on February 28, 2019 to shareholders of record as of February 15, 2019.  In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position our Company for long‑term success. The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board of Directors deems relevant. In addition, we are limited in our ability to pay dividends by certain of our existing agreements and the certificate of designations for our Series E Preferred Stock.  In particular, our debt agreements and certificate of designations for our Series E Preferred Stock only permit us to pay quarterly cash dividend of one cent per share of common stock issued and outstanding, provided, that such cash dividend does not exceed $100 in the aggregate per fiscal quarter.  We may not pay such dividends if any events of default exist under our debt agreements or the certificates of designations for our  Series E  Preferred Stock.  In addition, so long as any shares of Series A Preferred Stock are outstanding, as they are at this time, we are not able to declare, pay or set apart for payment any dividend on any shares of common stock, unless at the time of such dividend we have paid all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock.

Accordingly, we cannot be certain if we will be able to continue payment of the quarterly cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must mainly rely on sales of their common stock after price appreciation, which may never occur, as the primary way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company leases 4,157 square feet of space at 641 Lexington Avenue, Suite 2701, New York, NY 10022, its headquarters and principal location. The Company’s lease for this space will expire in 2022.  The Company currently has a total of 18 facilities throughout the U.S. and the U.K.  This includes U.K. offices in London and Redhill, England, as well as offices in the following states in the U.S.: New York, Connecticut, Massachusetts, Rhode Island, New Hampshire, Georgia, North Carolina and South Carolina.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. As of the date of this filing, we are not party to any material litigation against the Company nor are we aware of any such threatened or pending legal proceedings that we believe could have a material adverse effect on our business, financial condition or operating results.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s common stock are traded on the Nasdaq Capital Market under the ticker symbol “STAF”.

Holders of Common Stock

As of March 22, 2019, there were approximately 2,500 shareholders of record of the Company’s common stock.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that have been disclosed by the Company in quarterly reports on Form 10-Q, current reports on Form 8-K, and as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financings,” the following are the only sales of unregistered securities: during the period December 31, 2017 through December 29, 2018 - we issued 20,548 shares of common stock, with an aggregate value of $57 to Greenridge Global, LLC, SP Padda and J Charles Assets in return for investor relations advisory services and construction of leasehold improvements.

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

Overview

We are incorporated in the State of Delaware. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring suitable, mature, profitable, operating, U.S. and U.K. based staffing companies. Our targeted consolidation model is focused specifically on the Professional Business Stream and Commercial Business Stream disciplines.

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Business Streams. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets. Since November 2013, the company has completed ten acquisitions.

All share numbers in this section have been adjusted for the one-for-five reverse stock split effective at 5:00 p.m. New York time on January 3, 2018.

On September 15, 2017, Staffing 360 Georgia, LLC (“Staffing Georgia”), a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Firstpro Inc. (“FPI”), Firstpro Georgia, LLC (“FPL”), and certain individuals, pursuant to which the FPI and FPL sold substantially all of their assets to Staffing Georgia (“Firstpro Acquisition”). The purchase price in connection with the Staffing Georgia, was $8,000, of which, (a) $4,500 was paid at closing, (b) $825 is payable in quarterly installments of $75 beginning on October 1, 2017, and (c) $2,675 is payable annually in three equal installments beginning on September 15, 2018. Subsequent to December 29, 2018, the Company paid $1,200 in full satisfaction of the remaining liability.

On September 15, 2017, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly-owned subsidiary of the Company, entered into an agreement (“Share Purchase Agreement”) with the holders of share capital of CBS Butler Holdings Limited (“CBS Butler”) and an agreement (“Option Purchase Agreement”) with the holders of outstanding options of CBS Butler, pursuant to which the holders of the share capital of CBS Butler and holders of outstanding options of CBS Butler sold all of their shares and options of CBS Butler to Staffing 360 Solutions Limited (the “CBS Butler Acquisition”), in exchange for (i) an aggregate cash payment of £13,810, (ii) an aggregate of 100,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £4,214 (payable in December 2018 based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement. In September 2018, the Company paid the deferred consideration of £150 ($195). In December 2018, we adjusted the earnout payment to £4,100 due to a decline in CBS Butlers operating performance period from September 1, 2017 through August 31, 2018, and this amount remains payable as of December 29, 2018.

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

Clement May Acquisition

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly-owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) the assignment of certain outstanding debt owed to the CML Majority Holder to the Principal as set forth in that Share Purchase Agreement, (iv) an earn-out payment of up to £500, the amount to be calculated and paid on or around December 28, 2019 pursuant to the Share Purchase Agreement, and (v) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above transaction, the Company entered into a term loan with HSBC Bank plc.

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

To finance the above transaction, the Company entered into an agreement with Jackson on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428 in the Company.

For Fiscal 2018 and Fiscal 2017

	Fiscal 2018	% of Revenue	Fiscal 2017	% of Revenue	Growth
Revenue	$260,926	100.0%	$192,650	100.0%	35.4%
Direct cost of revenue	212,622	81.5%	155,909	80.9%	36.4%
Gross profit	48,304	18.5%	36,741	19.1%	31.5%
Operating expenses	46,646	17.9%	41,955	21.8%	11.2%
Income (loss) from operations	1,658	0.6%	(5,214)	(2.7)%	131.8%
Other expenses	(8,137)	(3.1)%	(12,345)	(6.4)%	(34.1)%
Provision for income taxes	(22)	(0.0)%	(932)	(0.5)%	(97.6)%
Net loss	$(6,501)	(2.5)%	$(18,491)	(9.6)%	(64.8)%

Revenue

Fiscal 2018 revenue increased by 35.4% to $260,926, as compared with $192,650 for Fiscal 2017. Of that growth, $85,314 was from the acquisitions of CBS Butler, Firstpro, Clement May, and KRI and $308 was from favorable foreign currency translation.  This was partially offset by a decline of $10,658 due to divestiture of PeopleServe and an organic decline of $6,688 in the remaining business.  Organic temporary contractor revenue declined $5,981, partially due to conversions of temporary staff to permanent employees, reflecting low unemployment, greater number of weather-related work stoppage days in 2018, and organic permanent placement decline of $707.

Revenue in Fiscal 2018 was comprised of $250,416 of temporary contractor revenue and $10,510 of permanent placement revenue, compared with $187,249 and $5,401 for Fiscal 2017, respectively.

Direct cost of revenue, Gross profit and gross margin

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Fiscal 2018, direct cost of revenue was $212,622, an increase of 36.4% from $155,909 in Fiscal 2017, compared with revenue growth of 35.4%.

Gross profit for Fiscal 2018 was $48,304, an increase of 31.5% over $36,741 for Fiscal 2017, representing gross margin of 18.5% and 19.1% for each period, respectively. Gross profit growth was attributable to acquisitions.  This was partly offset by lower savings from workers’ compensation insurance versus the savings realized in Fiscal 2017, organic decline on lower permanent placement and contract revenue, and the divestiture of the lower margin PeopleServe business.

Operating expenses

Operating expenses for Fiscal 2018 was $46,646, an increase of 11.2% over $41,955 for Fiscal 2017.  The increase can be attributed to the acquisitions of CBS Butler, Firstpro, Clement May, and KRI, which accounts for $11,667 of the increase.  Excluding this, operating expenses declined by 18.6%.  Peopleserve contributed 13.9% driven by an impairment in Fiscal 2017 and divestiture in June 2018.  The remaining decrease was stemming from a one-time restructuring charge related to reorganizing the Company and the departure of the former Chief Executive Officer in 2017, lower amortization of intangibles, and non-cash charges.

Other Expenses

Other expenses for Fiscal 2018 was $8,137, a decrease of 34.1% from $12,345 in Fiscal 2017. For Fiscal 2018 compared with Fiscal 2017, other expenses primarily reflects higher interest of $4,641 driven mainly by the higher debt and cost of capital resulting from the refinancing in September 2017; lower amortization of debt discount and deferred financing costs by $2,165 also attributable to the refinancing;   a loss on extinguishment of debt in 2017 of $6,132 attributable to the refinancing of convertible notes in January 2017, with no corresponding loss in 2018; a higher gain of $496 from fair valuing warrants; a gain of $238 from the sale of PeopleServe; a loss of $686 from remeasuring the Company’s intercompany note; higher other income of $504 primarily from investment income on the Company’s workers’ compensation collateral, and a true up adjustment to the CBS Butler earnout of $146.

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

We present the following non-GAAP financial measure and KPIs in this report:

Revenue and Gross Profit by Business Streams We use this KPI to measure the Company’s mix of Revenue and respective profitability between its two main lines of business due to their differing margins. For clarity, these lines of business are not the Company’s operating segments, as this information is not currently regularly reviewed by the chief operating decision maker to allocate capital and resources. Rather, we use this KPI to benchmark the Company against the industry.

The following table details Revenue and Gross Profit by Business Streams:

	Fiscal 2018	Mix	Fiscal 2017	Mix

Commercial Staffing - US	$107,318	41%	$96,399	50%
Professional Staffing - US	49,752	19%	51,104	27%
Professional Staffing - UK	103,856	40%	45,147	23%
Total Service Revenue	$260,926		$192,650

Commercial Staffing - US	$17,496	36%	$16,913	46%
Professional Staffing - US	15,610	33%	10,619	29%
Professional Staffing - UK	15,198	31%	9,209	25%
Total Gross Profit	$48,304		$36,741

Commercial Staffing - US	16.3%		17.5%
Professional Staffing - US	31.4%		20.8%
Professional Staffing - UK	14.6%		20.4%
Total Gross Margin	18.5%		19.1%

Adjusted EBITDA This measure is defined as net loss attributable to common stock before: interest expense, benefit from (provision for) income taxes; income (loss) from discontinued operations, net of tax; other (income) expense, net, in operating income (loss); amortization and impairment of intangible assets; impairment of goodwill; depreciation; operational restructuring and other charges; other income (expense), net, below operating income (loss); non-cash expenses associated with stock compensation; and charges the Company considers to be non-recurring in nature such as legal expenses associated with litigation, professional fees associated potential and completed acquisitions. We use this measure because we believe it provides a more meaningful understanding of the profit and cash flow generation of the Company.

	Fiscal 2018	Fiscal 2017
Net loss	$(6,501)	$(18,491)

Interest expense	8,386	3,745
Provision for income taxes	22	932
Depreciation and amortization (1)	3,704	6,311
EBITDA	$5,611	$(7,503)

Acquisition, capital raising and other non-recurring expenses (2)	3,124	2,139
Other non-cash charges (3)	1,158	1,330
Loss on extinguishment of debt, net	—	6,132
Restructuring charges	(57)	780
Impairment of goodwill	—	4,790
Change in fair value of warrant liability	(879)	(383)
Gain from sale of business	(238)	—
Re-measurement loss on intercompany note	686	—
Other (income) / expense	(398)	106
Adjusted EBITDA	$9,007	$7,391

Trailing Twelve Months ("TTM") Adjusted EBITDA	$9,007	$7,391

Pro Forma TTM Adjusted EBITDA (4)	$11,384	10,847

Gross Profit	$48,304	$36,741

TTM Adjusted EBITDA as percentage of gross profit	18.6%	20.1%

(1)	Includes amortization included in other expenses.
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

.

	Fiscal 2018	Fiscal 2017

Gross Profit - TTM (Current Period)	$48,304	$36,741
Gross Profit - TTM (Prior Period)	36,741	31,562
Gross Profit - Growth	$11,563	$5,179

Adjusted EBITDA - TTM (Current Period)	$9,007	$7,391
Adjusted EBITDA - TTM (Prior Period)	7,391	5,074
Adjusted EBITDA - Growth	$1,616	$2,317

Operating Leverage	14.0%	44.7%

Leverage Ratio Calculated as Total Long-Term Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	Fiscal 2018	Fiscal 2017

Total Long-Term Debt, Net	$35,565	$38,749
Addback: Total Debt Discount and Deferred Financing Costs	1,171	1,251
Total Long-Term Debt	$36,736	$40,000

TTM Adjusted EBITDA	$9,007	$7,391

Pro Forma TTM Adjusted EBITDA	$11,384	$10,847

Pro Forma Leverage Ratio	3.23x	3.69x

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

	Fiscal 2018	Fiscal 2017

Net cash flow provided (used) by operating activities	$1,971	$(7,233)

Collection of UK factoring facility deferred purchase price	10,448	-

(Repayments on) proceeds from accounts receivable financing	(13,759)	8,079
		$—
Net cash (used in) provided by operating activities including proceeds from accounts receivable financing	$(1,340)	$846

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

As of December 29, 2018, the Company had a working capital deficiency of $14,894, an accumulated deficit of $71,643 and a net loss of $6,501 for Fiscal 2018.

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

To finance the CML acquisition, the Company entered into a term loan with HSBC Bank plc. The Term Loan was drawn down on June 28, 2018 in an original principal amount of £1,550 ($2,047). Refer to Note 10 for further details.

To finance the KRI acquisition, the Company entered into an agreement with Jackson on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended and made a new senior debt investment of approximately $8,428 in the Company. Terms of the additional investment are the same as the Jackson Note. From the proceed of the additional investment, the Company paid a closing fee of $280 and legal fees of $39, and issued 192,000 shares of the Company’s common stock as a closing commitment fee.

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

On November 15, 2018 the Company, entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Jackson, pursuant to which, among other things, Jackson agreed to exchange $13,000 (the “Exchange Amount”) of indebtedness of the Company held by Jackson in exchange for 13,000 shares of a newly created class of preferred stock designated as the Series E Convertible Preferred Stock, par value $0.00001 per share, of the Company (the “Series E Preferred Stock”). The Company evaluated the accounting for the conversion of debt to preferred stock and concluded this conversion is a troubled debt restructuring. Accordingly, the issuance of the Series E Preferred Stock to Jackson in full settlement of the $13,000 in debt is accounted for similar to the transfer of assets, with the equity interest being measured at its fair value, less legal fees and other direct costs. ASC 470-60 requires that the excess of the carrying amount of the payable over the fair value of the assets or equity interest transferred be recognized as a gain. However, given that Jackson is a related party, ASC 470-50-40-2 states that this type of restructuring is in essence a capital transaction. As a result, no gain was recorded. Instead, the difference between the fair value of the Preferred Stock and Term Loan being extinguished was recorded within additional paid in capital. The Company recorded a total of $12,214 related to this conversion, net of legal fees and other direct costs including the write off of $445 in deferred financing costs related to the $13,000 debt.

In connection with the debt exchange agreement with Jackson on November 15, 2018, the Company entered into Amendment No. 2 to the Amended and Restated Warrant Agreement with Jackson, where by the exercise price of the Warrant was reduced from $3.50 per share to $1.66 per share and the period within which the Warrant may be exercised was extended from January 26, 2022 to January 26, 2024. The Company calculated the $357 incremental fair value by calculating the fair value of the warrants immediately before and immediately after the modification, and recorded this in additional paid in capital.

Management believes the Company is a going concern meaning it will meet its obligations for the next 12 months as of the date these financial statements are issued.

Operating activities

Cash provided by operations was $1,971 for Fiscal 2018. This is primarily attributable to changes in operating assets and liabilities totaling $4,048, non-cash adjustments of $4,424, partially offset by net loss of $6,501. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $5,141, decrease in prepaids and other current assets of $188, decrease in other assets of $83, increase in other current liabilities of $198 and other of $332, offset by decrease in accounts payable and accrued expenses of $1,456, decrease in related party payables of $184, and decrease in other long term liabilities of $254. Non cash add backs of $4,424 primarily relate to amortization of intangible assets of $2,536, amortization of debt discount and deferred financing of $580, stock based compensation of $1,151, depreciation of $588, remeasurement loss on intercompany note of $686, offset by gain from sale of business of $238 and change in fair value of warrant liability of $879.

Cash used in operations was $7,233 for the Fiscal 2017. The Company’s principal source of financing for its operation is its accounts receivable lines of credit which is included in financing activities.  During Fiscal 2017, net draws from such lines of credit were $8,079. Net cash used on operating activities was primarily attributable to the net loss of $18,491, which primarily related to changes in operating assets and liabilities totaling $6,978, offset by non cash adjustments of $18,236. Changes in operating assets and liabilities relates to a decrease in accounts payable and accrued expenses of $4,606, an increase in accounts receivable of $2,502, a decrease in other current liabilities of $301 and an increase in prepaid expenses and other current assets of $821; offset by an increase in other long term liabilities of $1,003 and decrease in other assets of $287. Non-cash addbacks of $18,236 primarily relates to loss on extinguishment of debt of $6,132, impairment of goodwill of $4,790, amortization of intangible assets of $3,164, amortization of debt discount and deferred financing of $2,745, stock based compensation of $1,386, and depreciation expense of $402, offset by a change in fair value of warrant liability of $383.

Investing activities

Net cash flows provided by investing activities for Fiscal 2018 was $1,666 and is due to the acquisitions of Clement May and KRI of $9,760 and purchase of property and equipment of $425; offset by disposal of business, net of $1,403 and the collection of the beneficial interest from HSBC of $10,448.

Net cash flows used in investing activities for Fiscal 2017 was $21,588 and is due to the acquisitions of CBS Butler and FirstPro, net of cash acquired, totaling $20,890 and purchase of property and equipment of $698.

Financing activities

For Fiscal 2018, net cash flows used in financing activities totaled $3,556, of which $13,759 related to proceeds from accounts receivable financing, net, payments for earn outs $1,402, repayment of term loans $596, related party financing costs of $280, third party financing costs of $109, dividends to related parties of $200, offset by proceeds from related party loans of $8,428, proceeds from term loans of $2,047 and proceeds from the At-market facility of $2,315.

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

Critical Accounting Policies and Estimates

Management believes the Company’s critical accounting policies and estimates to be:

Revenue Recognition

On December 31, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers for all open contracts and related amendments as of December 31, 2017 using the modified retrospective method.  The adoption had no impact to the reported results. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for periods fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company early adopted this guidance during impairment testing performed as of October 1, 2017. Refer to Goodwill footnote for details on goodwill impairment recognized in Fiscal 2017.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2018 and Fiscal 2017, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard is effective for the Company on December 30, 2018, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company has adopted the standard effective December 30, 2018 and has chosen to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to December 30, 2018. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information including the assessment of the impact of the standard. The adoption of the new standard is expected to result in the recognition of additional lease liabilities of approximately $5,423 and right-of-use assets of approximately $5,338 million as of December 30, 2018 related to the Company’s operating leases. The Company does not expect that the new standard will have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Staffing 360 Solutions, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 29, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

On December 31, 2017, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).  The effects of the adoption are described in Note 2 to the consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.
Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2017.

/s/ BDO USA, LLP

New York, New York

March 22, 2019

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	As of Fiscal 2018	As of Fiscal 2017
ASSETS
Current Assets:
Cash	$3,181	$3,100
Accounts receivable, net	32,746	33,392
Prepaid expenses and other current assets	1,197	1,443
Total Current Assets	37,124	37,935

Property and equipment, net	1,639	1,618
Goodwill	32,061	27,169
Intangible assets, net	22,657	17,145
Other assets	2,956	2,881
Total Assets	$96,437	$86,748
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$18,283	$15,349
Interest payable - related party	1,457	1,360
Current portion of long term debt	657	245
Accounts receivable financing	21,979	25,983
Other current liabilities	9,642	6,372
Total Current Liabilities	52,018	49,309

Term loan - related party, net	34,568	38,749
Term loan	997	—
Warrant Liability	—	1,426
Other long-term liabilities	4,659	4,049
Total Liabilities	92,242	93,533

Commitments and contingencies	—	—
Series E-1 Preferred Stock, 6,500 designated, $1,000 par value, 81 and 0 shares issued and outstanding as of December 29, 2018 and December 30, 2017, respectively	—	—

Stockholders' Equity (Deficit):
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, related party, 1,663,008 designated, $0.00001 par value, $1.00 stated value, 1,663,008 shares issued and outstanding as of December 29, 2018 and December 30, 2017, respectively	—	—
Series E Preferred Stock, 13,000 designated, $1,000 par value, 13,000 and 0 shares issued and outstanding as of December 29, 2018 and December 30, 2017, respectively	13	—
Common stock, $0.00001 par value, 40,000,000 shares authorized; 5,326,068 and 3,909,114 shares issued and outstanding as of December 29, 2018 and December 30, 2017, respectively	—	—
Additional paid in capital	73,772	57,574
Accumulated other comprehensive income	2,053	783
Accumulated deficit	(71,643)	(65,142)
Total Stockholders' Equity (Deficit)	4,195	(6,785)
Total Liabilities, Mezzanine Equity and Stockholders' Equity (Deficit)	$96,437	$86,748

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

	Fiscal 2018	Fiscal 2017
Revenue	$260,926	$192,650

Cost of revenue, excluding depreciation and amortization stated below	212,622	155,909

Gross Profit	48,304	36,741

Operating Expenses:
Selling, general and administrative expenses	43,579	32,819
Depreciation and amortization	3,124	3,566
Impairment of goodwill	—	4,790
Operating expenses - restructuring	(57)	780
Total Operating Expenses	46,646	41,955

Income (Loss) From Operations	1,658	(5,214)

Other (Expenses) Income:
Interest expense	(8,386)	(3,745)
Amortization of debt discount and deferred financing costs	(580)	(2,745)
Change in fair value of warrant liability	879	383
Re-measurement loss on intercompany note	(686)	—
Gain from sale of business	238	—
Loss on extinguishment of debt, net	—	(6,132)
Other, net	398	(106)
Total Other Expenses, net	(8,137)	(12,345)

Loss Before Provision For Income Tax	(6,479)	(17,559)

Provision for income taxes	(22)	(932)

Net Loss	(6,501)	(18,491)

Dividends - Series A preferred stock - related party	200	200
Dividends - Series E preferred stock - related party	195	—
Dividends - Series E-1 preferred stock - related party	91	—
Deemed Dividends - Series D preferred stock	—	2,009

Net loss Attributable to Common Stock Holders	$(6,987)	$(20,700)

Basic and Diluted Net Loss per Share:

Net Loss	$(1.46)	$(6.60)

Net Loss Attributable to Common Stock Holders	$(1.57)	$(7.39)

Weighted Average Shares Outstanding – Basic and Diluted	4,444,033	2,801,831

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

	Fiscal 2018	Fiscal 2017
Net Loss	$(6,501)	$(18,491)

Other Comprehensive Income
Foreign exchange translation	1,270	(72)
Comprehensive Loss Attributable to the Company	$(5,231)	$(18,563)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity
	Series D		Series A		Common Stock
Balance December 31, 2016	93	$884	1,663,008	$—	1,827,960	$—	$53,190	$855	$(46,651)	7,394
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	395,720	—	1,386	—	—	1,386
Acquisition of CBS Butler	—	—	—	—	100,000	—	430	—	—	430
Convertible notes	—	—	—	—	120,000	—	498	—	—	498
Term loans	—	—	—	—	945,581	—	2,527	—	—	2,527
At-Market-Facility, net	—	—	—	—	125,253	—	367	—	—	367
Series D Conversions	(31)	(297)	—	—	25,035	—	297	—	—	297
Paid in capital - Series D Preferred Stock	—	—	—	—	309,565	—	880	—	—	880
Deemed dividends - Series D Preferred Stock	—	—	—	—	—	—	(2,009)	—	—	(2,009)
Redemption - Series D Preferred Stock	(62)	(587)	—	—	60,000	—	208	—	—	208
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	(200)	—	—	(200)
Foreign currency translation gain	—	—	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	—	—	(18,491)	(18,491)
Balance December 30, 2017	—	$—	1,663,008	$—	3,909,114	$—	$57,574	$783	$(65,142)	$(6,785)

The accompany notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity
	Series E-1		Series A		Series E		Common Stock
Balance December 30, 2017	—	$—	1,663,008	$—	—	$—	3,909,114	$—	$57,574	$783	$(65,142)	$(6,785)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	166,548	—	1,151	—	—	1,151
Acquisition of Clement May	—	—	—	—	—	—	15,000	—	21	—	—	21
Term loans	—	—	—	—	—	—	492,000	—	371	—	—	371
At-Market-Facility, net	—	—	—	—	—	—	742,980	—	2,245	—	—	2,245
Debt Conversion, net	—	—	—	—	13,000	13	—	—	12,214	—	—	12,227
Warrant adjustments	—	—	—	—	—	—	—	—	682	—	—	682
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(200)	—	—	(200)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(195)	—	—	(195)
Dividends - Series E-1 Preferred Stock - Related Party	81	—	—	—	—	—	—	—	(91)	—	—	(91)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	1,270	—	1,270
Additional shares issues on share split	—	—	—	—	—	—	426	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,501)	(6,501)
Balance December 29, 2018	81	$—	1,663,008	$—	13,000	$13	5,326,068	$—	$73,772	$2,053	$(71,643)	$4,195

The accompanying notes are an integral part of these consolidated financial statements.

L[].’;

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal 2018	Fiscal 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,501)	$(18,491)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	588	402
Amortization of intangible assets	2,536	3,164
Amortization of debt discount and deferred financing costs	580	2,745
Impairment of goodwill	—	4,790
Loss on extinguishment of debt, net	—	6,132
Stock based compensation	1,151	1,386
Gain from sale of business	(238)	—
Change in fair value of warrant liability	(879)	(383)
Re-measurement loss on intercompany note	686	—
Changes in operating assets and liabilities:
Accounts receivable	5,141	(2,502)
Prepaid expenses and other current assets	188	(821)
Other assets	83	287
Accounts payable and accrued expenses	(1,456)	(4,606)
Accounts payable - Related parties	(184)	—
Other current liabilities	198	(301)
Other long-term liabilities	(254)	1,003
Other, net	332	(38)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,971	(7,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(9,760)	(20,890)
Collection of UK factoring facility deferred purchase price	10,448	—
Disposal of business, net of cash	1,403	—
Purchase of property and equipment	(425)	(698)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,666	(21,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Third-party financing costs	(109)	(2,354)
Related-party financing costs	(280)	—
Payments for earn-outs	(1,402)	(1,125)
Proceeds from term loans - related party	8,428	50,165
Repayment of term loans - related party	—	(11,165)
Proceeds from term loans	2,047	—
Repayment of term loans	(596)	(3,976)
Proceeds from convertible notes	—	400
Repayment of convertible notes	—	(6,635)
Repayment of promissory notes	—	(441)
Proceeds from accounts receivable financing, net	(13,759)	8,079
Dividends - related party	(200)	(566)
Purchase of Series D Preferred Stock	—	(1,500)
Proceeds from At-Market-Facility	2,315	441
Repayment of bonds	—	(50)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,556)	31,273

NET INCREASE IN CASH	81	2,452

Foreign currency translation	—	(2)

CASH - Beginning of period	3,100	650

CASH - End of period	$3,181	$3,100

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

Change of Year End

On February 28, 2017, the board of directors (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53-week year ending on the Saturday closest to the 31st of December, effective December 31, 2016. On April 12, 2017, the company filed a transition report (“Transition Report”), Form 10-K/T, for the period from June 1, 2016 through December 31, 2016, (“Transition Period”). Following that Transition Report, we will file annual reports for each twelve-month period ending the Saturday closest to December 31 of each year beginning with December 30, 2017 (“Fiscal 2017”), which was filed on March 29, 2018. This report is for the period from December 31, 2017 to December 29, 2018, “Fiscal 2018”.

Acquisitions

Clement May Acquisition

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly-owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) to acquire all of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £500, the amount to be calculated and to paid on or around December 28, 2019 pursuant to the Share Purchase Agreement, and (iv) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above transaction, the Company entered into a term loan with HSBC Bank plc.

Key Resources Inc. Acquisition

On August 27, 2018, the Company and Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect wholly-owned subsidiary of the Company, entered into a share purchase agreement with Pamela D. Whitaker (“Seller”), pursuant to which the Seller sold 100% of the common shares of Key Resources Inc. (“KRI”) to Monroe Staffing (the “KRI Transaction”).

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

To finance the above transaction, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”) on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428.
PeopleServe Disposition

On June 6, 2018, the Company divested the stock of PeopleServe Inc., and PeopleServe PRS, Inc. for total consideration of $1,502. The Company recorded a gain of $238 from the sale of the business.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2018 and Fiscal 2017 include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

Reclassifications

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Revenue Recognition

On December 31, 2017, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers for all open contracts and related amendments as of December 31, 2017 using the modified retrospective method.  The adoption had no impact to the reported results. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

the customer. Revenue in Fiscal 2018 was comprised of 250,416 of temporary contractor revenue and $10,510 of permanent placement revenue, compared with $187,249 and $5,401 for Fiscal 2017, respectively. Refer to Note 8 for further details on breakdown by segments.

Taxes Collected from Customers and Remitted to Governmental Agencies

The Company records taxes on customer transactions due to governmental agencies as a receivable and a liability on the consolidated balance sheets. Sales taxes are recorded net on the consolidated statement of operations.

Advertising Costs

Costs for advertising are expensed when incurred. Advertising expenses for the Company were $1,332 and $815 for Fiscal 2018 and Fiscal 2017, respectively.

Legal Contingencies and Expenses

From time to time, the Company may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business and relate to contractual and other obligations. The Company assesses its potential contingent and other liabilities by analyzing its claims, disputes and legal and regulatory matters using all available information and developing its views on estimated losses in consultation with its legal and other advisors. The Company determines whether a loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. If the contingency is not probable or cannot be reasonably estimated, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss may be incurred. Expenses associated with legal contingencies are expensed as incurred.

Restructuring Charges

The Company records a liability for significant costs associated with exit or disposal activities, including lease termination costs, certain employee severance costs associated with formal restructuring plans, facility closings or other similar activities and related asset impairments, when the liability is incurred.

The determination of when the Company accrues for severance and related costs depends on whether the termination benefits are provided under a one-time benefit arrangement or under an ongoing benefit arrangement. Where the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, it recognizes severance costs when they are both probable and estimable. Costs associated with restructuring actions that include one-time severance benefits are only recorded once a liability has been incurred, including when management with the proper level of authority has committed to a restructuring plan and the plan has been communicated to employees. These charges are included in operational restructuring and other charges on the consolidated statements of operations. Other charges include knowledge transfer costs directly related to the restructuring initiatives and are expensed as incurred. On December 22, 2017, the Company announced the departure of Mr. Briand, former Chief Executive Officer, effective January 31, 2018. The Company has paid approximately $690 in severance costs during 2018 and has an accrued balance of approximately $201 as of December 29, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at the end of Fiscal 2018 or Fiscal 2017.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after all efforts to collect have been exhausted. As of the end of Fiscal 2018 and the Fiscal 2017, the Company had an allowance for doubtful accounts of $248 and $159, respectively.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

There were no Level 1or 2 assets or liabilities or Level 3 assets in any period. The Company’s Level 3 liabilities were its warrants issued to Jackson and contingent consideration in connection with acquisitions. The Company had accounted for the warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclassed the remaining liability to Additional paid-in capital. The Company recorded a change in fair value of the warrant liability of $879 and $383 in Fiscal 2018 and Fiscal 2017, respectively.

The tables below represents a rollforward of the Level 3 warrant liability and contingent consideration:

Contingent Consideration
Balance at December 31, 2016	$2,346
Payments	(1,125)
Payment with surety bond	(1,207)
Acquisition of CBS Butler	4,885
Change in fair value	130
Balance at December 30, 2017	$5,029
CBS Butler earnout adjustment	(146)
CBS Butler interest accretion	682
KRI deferred consideration	3,531
Clement May earnout	635
Balance at December 29, 2018	$9,731

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

Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment”, the Company periodically reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

be fully recoverable.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount.  The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Due to the Company’s year end being the Saturday closest to the 31st of December, the Company performs impairment testing annually on the first day of its fourth fiscal quarter of every year, to coincide with the Company’s annual planning cycle. The Company performed impairment testing as of September 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard is effective for the Company on December 30, 2018, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company has adopted the standard effective December 30, 2018 and has chosen to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to December 30, 2018. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information including the assessment of the impact of the standard. The adoption of the new standard is expected to result in the recognition of additional lease liabilities of approximately $5,423, and right-of-use assets of approximately $5,338 million as of December 30, 2018 related to the Company’s operating leases. The Company does not expect that the new standard will have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, certain equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of the end of Fiscal 2018 and Fiscal 2017, have been excluded from the per share computations since their inclusion would be anti-dilutive:

	Fiscal 2018	Fiscal 2017
Warrants	925,935	925,935
Long term incentive plan (LTIP)	—	178,728
Options	111,400	122,400
Convertible preferred shares	7,395,404	43,239
Restricted shares - unvested	572,256	471,132
Total	9,004,995	1,741,434

The Series D Preferred Stock contained beneficial conversion features; a portion was quantifiable at the date of issuance in the amount of $615, which was recognized immediately due to the immediate convertibility of the Series D Preferred Stock and that it had no true redemption date. The additional beneficial conversion feature was quantifiable only at the date of each subsequent conversion. Both beneficial conversion features represent additional value to the holders not known at the date of issuance. As such, they represent a dividend on the Series D Preferred Stock and recorded as a Deemed Dividend. These Deemed Dividends are presented on the Statement of Operations for purposes of calculating Earnings Per Share only and have no net impact on Shareholders’ Deficit. In April 2017, the Company entered into an agreement with Holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 60,000 shares of common stock. Deemed Dividends recorded were $2,009 in Fiscal 2017.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Fiscal 2018	Fiscal 2017
Computer software	$251	$192
Office equipment	208	131
Computer equipment	960	835
Furniture and fixtures	965	824
Leasehold improvements	862	655
Total property and equipment, gross	3,246	2,637
Accumulated depreciation	(1,607)	(1,019)
Total property and equipment, net	$1,639	$1,618

Depreciation expense for Fiscal 2018 and Fiscal 2017 was $588 and $402 , respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 5 – OTHER NON-CURRENT ASSETS

The following provides a breakdown of other non-current assets:

	Fiscal 2018	Fiscal 2017
Collateral associated with wokmans' compensation insurance	$2,956	$2,842
Other non-current assets	—	39
Total	$2,956	$2,881

NOTE 6 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	Fiscal 2018
	Tradenames	Non-Compete	Customer Relationships	Total
Intangible assets, gross	$9,580	$2,487	$23,234	$35,301
Accumulated amortization	(2,747)	(2,259)	(7,638)	(12,644)
Intangible assets, net	$6,833	$228	$15,596	$22,657

	Fiscal 2017
	Tradenames	Non-Compete	Customer Relationships	Total
Intangible assets, gross	$8,538	$2,226	$17,406	$28,170
Accumulated amortization	(1,778)	(2,205)	(7,042)	(11,025)
Intangible assets, net	$6,760	$21	$10,364	$17,145

In connection with the acquisition of Clement May and KRI, the Company intangible assets of $1,194 and $7,400, respectively, representing trade names, non compete and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 10 years.  On June 6, 2018, the Company divested the stock of PeopleServe Inc., and PeopleServe PRS, Inc. and wrote off gross intangibles of $2,999 and accumulated amortization of $2,460.

As of December 29, 2018, estimated annual amortization expense for each of the next five fiscal years is as follows:

As of December 29,	Amount
2019	$2,810
2020	2,647
2021	2,601
2022	2,555
2023	2,555
Thereafter	9,489
Total	$22,657

Amortization of intangible assets for the period ended Fiscal 2018 and Fiscal 2017 was $2,536 and $3,164, respectively. The weighted average useful life remaining of intangible assets remaining is 8.5 years.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 7 – GOODWILL

The following table provides a roll forward of goodwill:

	Fiscal 2018	Fiscal 2017
Beginning balance, gross	$33,247	$17,067
Accumulated impairment losses	(6,078)	(1,288)
Beginning balance, net	27,169	15,779
Acquisitions	4,892	16,180
Impairment	—	(4,790)
Ending balance, net	$32,061	$27,169

The Company recorded goodwill of $1,545 and $3,347 related to the acquisition of Clement May and KRI, respectively.

Goodwill by reportable segment is as follows:

	Fiscal 2018	Fiscal 2017
Commercial Staffing - US	$2,756	$2,756
Professional Staffing - US	13,873	10,527
Professional Staffing - UK	15,432	13,886
Ending balance, net	$32,061	$27,169

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. The Company performed its annual goodwill impairment testing as of October 1, 2017 and recognized an impairment with respect to its PeopleServe reporting unit of $4,790 in Fiscal 2017, fully impairing the goodwill of this reporting unit. The impairment resulted from a continued decline in that reporting unit’s revenue which has lower margin than other reporting units. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit. No impairment was recognized in Fiscal 2018.

The Company performed its annual goodwill impairment testing as of September 30, 2018 and no impairment was recognized. The Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit when performing its annual impairment testing.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following provides a breakdown of accounts payable and accrued expenses:

	Fiscal 2018	Fiscal 2017
Accounts payable	$3,213	$4,371
Accrued payroll, taxes and bonuses	11,378	7,061
Severance costs	201	780
Legal cost accrual	—	608
Other accrued expenses	3,491	2,529
Total	$18,283	$15,349

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

The availability to the Company under the Midcap Facility is reduced by any outstanding letters of credit. The Midcap Facility allows the Company to issue letters of credit up to $150. As of December 29, 2018, $85 letters of credit were issued and outstanding.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

The balance of the Midcap Facility as of Fiscal 2018 and Fiscal 2017 was $17,893 and $16,913, respectively and is included in Accounts receivable financing on the Consolidated Balance Sheet.

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

NOTE 10 – DEBT

	Fiscal 2018	Fiscal 2017
Term Loans:
Jackson Investment Group - related party	35,740	40,000
HSBC Term Loan	1,653	—
ABN AMRO	—	254
Total Debt	37,393	40,254

Less Deferred Financing Costs and/or Debt Discount	(1,171)	(1,260)

Total Debt, Net	36,222	38,994

Less: Current Portion	(657)	(245)

Total Long-Term Debt	$35,565	$38,749

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

Sterling National Bank Promissory Note

On July 24, 2015, the Company, through its wholly owned subsidiary CSI, issued a promissory note to Sterling National Bank in the amount of $350. The note bore interest at 18% per annum and has a maturity date of October 24, 2017. The Company paid this note in full on September 18, 2017 with the funding received from the Jackson Note.

ABN AMRO Term Loan

On November 5, 2015, the Company entered into a two-year term loan agreement with ABN AMRO Bank in the amount of £750 ($1,096). In June 2016, the Company borrowed an additional £250. On February 8, 2018, the entire remaining balance was paid off.

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

Midcap Financial Trust – Additional Term Loan

On April 8, 2015, the Company entered into an additional four-year term loan with Midcap Financial Trust, associated with the accounts receivable financing line of credit, of up to $1,300 bearing interest at 4.0% plus LIBOR, with a LIBOR floor of 1.0% per annum.  The initial borrowing of the Additional Term Loan was $700 and was payable in full on April 8, 2019.

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

On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclass the remaining liability to Additional paid-in capital. The Company recorded a gain from the change in fair value of the warrant liability of $879 and $383 in Fiscal 2018 and Fiscal 2017, respectively, using Black-Scholes valuation model.

In connection with the debt exchange agreement with Jackson on November 15, 2018, the Company entered into Amendment No. 2 to the Amended and Restated Warrant Agreement with Jackson, where by the exercise price of the Warrant was reduced from $3.50 per share to $1.66 per share and the period within which the Warrant may be exercised was extended from January 26, 2022 to January 26, 2024. The Company calculated the $357 incremental fair value by calculating the fair value of the warrants immediately before and immediately after the modification, and recorded this in additional paid in capital.

The Company paid this note in full on September 18, 2017 and entered in a new note with Jackson (refer to “Jackson Note”).

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Jackson Investment Group Term Loan Note #2 – Related Party

On April 5, 2017, the Company amended the note and warrant purchase agreement and entered into a second subordinated secured note for $1,650. Under the terms of this amended agreement, the Company issued to Jackson 59,397 shares of common stock, with an additional 74,184 shares of common stock that was issued after obtaining shareholder approval for issuance of shares to Jackson in excess of the 19.99% limit in June 2017. Also on April 5, 2017, the Company amended the Warrant to allow Jackson to purchase up to an additional 825,463 shares of common stock, modified the initial exercise price of the Warrant to $5.00 per share and modified the conversion price of accrued interest on the note issued to Jackson in January 2017 to $7.50. The Warrant was also amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein. The second note accrues interest on the principal amount at a rate of 6% per annum and has a maturity date of June 8, 2019; however, in the event the Company satisfies all of its outstanding obligations with Midcap Financial Trust, the maturity date will be adjusted to July 25, 2018. No interest or principal is payable on the second note until maturity. At any time during the term of the second note, upon notice to Jackson, the Company may also, at its option, redeem all or some of the then outstanding principal amount of the note by paying to Jackson an amount not less than $100 of the outstanding principal (and in multiples of $100), plus any accrued but unpaid interest and liquidated damages and other amounts due under the note. The second note’s principal is not convertible into shares of common stock; however, 50% of the accrued interest on the second note can be converted into shares of common stock, at the sole election of Jackson at maturity or in the event of a prepayment by the Company, at a conversion price equal to $7.50 per share. The proceeds of this transaction were used to redeem the remaining shares and conversion rights of the Series D Preferred Stock. The Company has accounted for these warrants as a liability under ASC 815-40 due to certain anti-dilution protection provisions. On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses, as discussed above.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

On August 27, 2018, Company entered into an amended agreement with Jackson, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended and made a new senior debt investment of approximately $8,428. Terms of the additional investment are the same as the Jackson Note. From the proceed of the additional investment, the Company paid a closing fee of $280 and legal fees of $39 and issued 192,000 shares of the Company’s common stock as a closing commitment fee.

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

Debt Exchange Agreement

On November 15, 2018 the Company, entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Jackson, pursuant to which, among other things, Jackson agreed to exchange $13,000 (the “Exchange Amount”) of indebtedness of the Company held by Jackson in exchange for 13,000 shares of a newly created class of preferred stock designated as the Series E Convertible Preferred Stock, par value $0.00001 per share, of the Company (the “Series E Preferred Stock”). The Company evaluated the accounting for the conversion of debt to preferred stock and concluded this conversion is a troubled debt restructuring. Accordingly, the issuance of the Series E Preferred Stock to Jackson in full settlement of the $13,000 in debt is accounted for similar to the transfer of assets, with the equity interest being measured at its fair value, less legal fees and other direct costs. ASC 470-60 requires that the excess of the carrying amount of the payable over the fair value of the assets or equity interest transferred be recognized as a gain. However, given that Jackson is a related party, ASC 470-50-40-2 states that this type of restructuring is in essence a capital transaction. As a result, no gain was recorded. Instead, the difference between the fair value of the Preferred Stock and Term Loan being extinguished was recorded within additional paid in capital. The Company recorded a total of $12,214 related to this conversion, net of legal fees and other direct costs including the write off of $445 in deferred financing costs related to the $13,000 debt.

The Series E Preferred Stock ranks senior to the Company’s common stock and any other series or classes of preferred stock now or after issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution.  Each share of Series E Preferred Stock is initially convertible into 561 shares of common stock of the Company at any time after October 31, 2020 or the occurrence of a Preferred Default (as defined in the Certificate of Designation for the Series E Preferred Stock).  A holder of Series E Preferred Stock is not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into the Company’s common stock.  Series E Preferred Stock is redeemable by the Company at any time at a price per share equal to the stated value ($1,000 per share) plus all accrued and unpaid dividends thereon.

The Series E Preferred Stock carries quarterly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance and (ii) 17% after the occurrence of a Preferred Default, and (b) a dividend payable in shares of Series E-1 Convertible Preferred Stock.  The shares of Series E-1 Preferred Stock have all the same terms, preferences and characteristics as the Series E  Preferred Stock (including, without limitation, the right to receive cash dividends), except (i) Series E-1 Convertible Preferred Stock are mandatorily redeemable by the Company within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or November 15, 2020, for a cash payment equal to the Liquidation Value (as defined in the Certificate of Designation for the Series E Preferred Stock) plus any accrued and unpaid dividends thereon, (ii) each share of Series E-1 Preferred Stock is initially convertible into 602 shares of the Company’s common stock, and (iii) Series E‑1 Convertible Preferred Stock may be cancelled and extinguished by the Company if all shares of Series E Preferred Stock are redeemed by the Company on or prior to October 31, 2020.

In connection with the debt exchange agreement with Jackson on November 15, 2018, the Company entered into Amendment No. 2 to the Amended and Restated Warrant Agreement with Jackson, where by the exercise price of the Warrant was reduced from $3.50 per share to $1.66 per share and the period within which the Warrant may be exercised was extended from January 26, 2022 to January 26, 2024. The Company calculated the $357 incremental fair value by calculating the fair value of the warrants immediately before and immediately after the modification, and recorded this in additional paid in capital.

The Jackson Note includes certain financial customary covenants, including a leverage ratio covenant. As of December 29, 2018, the Company was in compliance with this covenant.

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

The issuance 1,416,954 of common shares during Fiscal 2018 is summarized below:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
At-The-Market facility	742,980	$2,315	$1.61	$4.23
Jackson Investment Group	492,000	899	1.76	1.93
Employees	125,000	198	1.54	1.61
Board and committee members	21,000	44	1.40	3.25
Consultants	20,548	57	1.40	3.42
Acquisition	15,000	21	1.38	1.38
Reverse stock split (rounding up shares)	426	—	—	—
	1,416,954	$3,534

The Company’s authorized common stock consists of 40,000,000 shares having a par value of $0.00001. As of the end of Fiscal 2018 and Fiscal 2017, the Company has issued and outstanding 5,326,068 and 3,909,114 common shares, respectively. On January 26, 2017, the Company received shareholder approval to amend the Company’s Articles of Incorporation to increase the number of shares of common stock available for issuance from 20,000,000 to 40,000,000.

In May 2017, the Company entered into an At-The-Market offering (“ATM”) agreement with Joseph Gunnar & Co., LLC to establish an at-the-market equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $3 million of the Company’s common stock at prevailing market prices from time to time. In Fiscal 2018 and Fiscal 2017, the Company sold 742,980 and 125,253 shares of common stock under this program at a net value of $2,245 and $367, respectively.

On January 22, 2019 the Company issued and sold 387,500 shares of the Company’s common stock to an institutional purchaser at a purchase price of $2.00 per share, for aggregate gross proceeds of approximately $775, before placement fees and estimated offering expenses. The offering of the Securities was made under the Company’s shelf registration statement on Form S-3 (Registration No. 333-208910) (the “Registration Statement”), including a base prospectus, previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) on March 22, 2016. The offering of the Securities was made only by means of a prospectus supplement that forms a part of the registration statement.

On February 12, 2019, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to an underwriting agreement between the Company and the underwriter, dated as of February 8, 2019, the Company issued and sold 2,425,000 shares of its common stock, at a public offering price of $1.65 per share. The gross proceeds from the offering were approximately $4,000, excluding underwriting discounts and commissions and other estimated offering expenses. Pursuant to the underwriting agreement, the Company granted the underwriter an over-allotment option, which is exercisable for up to 45 days following the date of the prospectus for the offering, to purchase up to 363,750 additional shares of Common Stock. If exercised in full, the Company would receive approximately $600 in additional gross proceeds, excluding underwriting discounts and commissions and other estimated offering expenses.

On March 14, 2019, our underwriters exercised a portion of the over-allotment option for 90,180 shares at an exercise price of $1.65 per share. The Company received a total of $138 in net proceeds.

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of Fiscal 2018, the Company has a total of 572,256 shares unvested issued to employees and Board and committee members. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight line basis. The fair value of the award is calculated by

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In Fiscal 2018 and Fiscal 2017, the Company recorded compensation expense associated with these restricted shares of $896 and $844, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

	Restricted Shares	Weighted Average Price Per Share
Balance at December 31, 2016	79,912	$19.91
Granted	391,220	3.33
Vested	-	-
Balance at December 30, 2017	471,132	$6.14
Granted	168,424	1.66
Vested	(67,300)	19.90
Balance at December 29, 2018	572,256	$3.47

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

Shares of the Series A Preferred Stock are convertible into shares of common stock at the holder’s election at any time prior to December 31, 2020 (the “Redemption Date”), at a conversion rate of one and three tenths (1.3) shares of common stock for every 50 shares of Series A Preferred Stock that the Holder elects to convert. Originally the redemption date was December 31, 2018 and this was extended to December 31, 2020 in January 2019.  Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

As of Fiscal 2018 and Fiscal 2017, we had issued and outstanding 1,663,008 Series A Preferred Stock shares and no accrued dividends.  In Fiscal 2018 and Fiscal 2017, the Company paid dividends of $200 and $566, respectively.

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

The Series D Preferred Stock contained beneficial conversion features; a portion was quantifiable at the date of issuance in the amount of $615, which was recognized immediately due to the immediate convertibility of the Series D Preferred Stock and that it had no true redemption date. The additional contingent beneficial conversion feature was quantifiable only at the date of each subsequent conversion. Both beneficial conversion features represent additional value to the holders. As such, they represent a dividend on the Series D Preferred Stock and recorded as a Deemed Dividend. These Deemed Dividends are presented on the Statement of Operations

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

for purposes of calculation Earnings Per Share only and have no net impact on Shareholders’ Deficit. Deemed Dividends recorded were $2,009 for Fiscal 2017.

On April 5, 2017, the Company entered into an agreement with holders of the Series D Preferred shares to redeem the remaining 62 shares of Series D Preferred Stock and terminate all future conversion rights, in return for $1,500 in cash and 60,000 shares of common stock. Due to the contingent nature of the cash redemption feature of the Series D Preferred Stock, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

Series E Preferred Stock

The Series E Preferred Stock ranks senior to common stock and any other series or classes of preferred stock now or after issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution. Each share of Series E Preferred Stock is initially convertible into 561.8 shares of our common stock at any time after October 31, 2020 or the occurrence of a Preferred Default. A holder of Series E Preferred Stock is not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into our common stock. Series E Preferred Stock is redeemable by the Company at any time at a price per share equal to the stated value ($1,000 per share) plus all accrued and unpaid dividends thereon. While the Series E Preferred Stock is outstanding, the Company is required to use the proceeds of any sales of equity securities, exclusively to redeem any outstanding shares of Series E Preferred Stock, except that the Company is permitted to use up to an aggregate of $3,000 of the gross proceeds from any equity offering completed on or before November 15, 2019 for working capital purposes. On January 22, 2019, the Company completed a registered direct offering of our common stock that generated $775 in gross proceeds that are to be used for working capital purposes. On February 12, 2019, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to an underwriting agreement between the Company and the underwriter, dated as of February 8, 2019, the Company issued and sold 2,425,000 shares of its common stock, at a public offering price of $1.65 per share. Notwithstanding the terms of the certificate of designations for Series E Preferred Stock, Jackson, the holder our outstanding shares of Series E Preferred Stock, did not require us to use the proceeds from our recent offerings in excess of $3,000 to redeem outstanding shares of the Series E Preferred Stock.  Instead, we used such excess proceeds to make a terminal payment to the sellers of FirstPro in final settlement of all deferred consideration due under our asset purchase agreement with such sellers.

In the event of liquidation, dissolution or winding up, the holders of the Series E Preferred Stock are entitled to receive out of the Company assets legally available for distribution, prior to and in preference to distributions to the holders of common stock or classes and series of securities which by their terms do not rank senior to the Series E Preferred Stock, and either in preference to or pari passu with the holders of any other series of preferred stock that may be issued in the future that is expressly made senior or pari passu, as the case may be, an amount equal to the stated value of the Series E Preferred Stock plus any accrued but unpaid dividends.

The Series E Preferred Stock carries quarterly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance and (ii) 17% after the occurrence of a Preferred Default, and (b) a dividend payable in shares of Series E-1 Convertible Preferred Stock equal to 5% per annum of the liquidation value of the outstanding Series E Preferred Stock. The shares of Series E-1 Preferred Stock have all the same terms, preferences and characteristics as the Series E Preferred Stock (including, without limitation, the right to receive cash dividends), except (i) Series E-1 Convertible Preferred Stock are mandatorily redeemable by us within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or November 15, 2020, for a cash payment equal to the Liquidation Value (as defined in the Certificate of Designation for the Series E Preferred Stock) plus any accrued and unpaid dividends thereon, (ii) each share of Series E-1 Preferred Stock is initially convertible into 602 shares of our common stock, and (iii) Series E-1 Convertible Preferred Stock may be cancelled and extinguished by us if all shares of Series E Preferred Stock are redeemed by us on or prior to October 31, 2020. As of December 29, 2018, 7,303,371 shares and 48,795 of common stock were issuable upon the potential conversion of Series E Preferred Stock and Series E-1 Preferred Stock, respectively. Due to the contingent nature of the cash redemption feature of the Series E-1 Preferred Stock, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

Warrants

On January 26, 2017, the Company issued the Warrant to Jackson which entitled Jackson to purchase up to 630,000 shares of common stock at an initial exercise price of $6.75 per share (subject to adjustment). The Warrant is exercisable beginning on July 25, 2017 for a term of four and a half (4.5) years thereafter. The exercise price was subject to anti-dilution protection, including protection in circumstances where common stock is issued pursuant to the terms of certain existing convertible securities, provided that the exercise price shall not be adjusted below a price that is less than the consolidated closing bid price of the common stock. The Warrant had anti-dilution provisions which provided the holder with additional warrants and adjusted strike price in the event of stock repurchases by the Company or additional shares being issued in connection with the Series D Preferred Shares or Lighthouse promissory notes. As such, the Company has historically classified the Warrant as a liability.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

On April 5, 2017, the Company amended the Warrant and entered into a second subordinated secured note with Jackson for $1,650. Under the terms of the amended Warrant, Jackson may purchase up to an additional 275,508 shares of common stock at $5.00 per share. The Warrant was amended to increase the amount of common stock issuable to Jackson pursuant to the anti-dilution clause contained therein, and to adjust the initial exercise price to $5.00 per share. The modification cost associated with this change was not material.

The Company had accounted for the warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The warrants issued to Jackson were considered to be Level 3 liabilities under ASC 820.  On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclassed the remaining liability to Additional paid-in capital. The Company recorded a gain from the change in fair value of the warrant liability of $879 and $383 in Fiscal 2018 and Fiscal 2017, respectively, using Black-Scholes valuation model.

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

In connection with the debt exchange agreement with Jackson on November 15, 2018, the Company entered into Amendment No. 2 to the Amended and Restated Warrant Agreement with Jackson, where by the exercise price of the Warrant was reduced from $3.50 per share to $1.66 per share and the period within which the Warrant may be exercised was extended from January 26, 2022 to January 26, 2024. The Company calculated the $357 incremental fair value by calculating the fair value of the warrants immediately before and immediately after the modification and recorded this in additional paid in capital.

On September 15, 2017, the Company issued 20,000 three-year cashless warrants with an exercise price of $5.00 valued at $28.

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2016	6,726	$97.62
Issued	925,508	5.00
Exercised	—	—
Expired or cancelled	(6,300)	100.00
Outstanding at December 30, 2017	925,934	$5.03
Issued	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 29, 2018	925,934	$1.76

The following table summarizes warrants outstanding as of Fiscal 2018:

	Number	Weighted Average	Weighted
	Outstanding	Remaining Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$1.66 - $62.50	925,934	3.09	$1.76

Incentive Plans

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 50,000 shares of common stock has been reserved for issuance under this plan. The 2014 Plan expires on January 28, 2024. As of Fiscal 2018, all 50,000 shares have been issued.

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

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2016 Plan’s terms and conditions are similar to that of the 2015 Plan. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 500,000 shares of the Company’s common stock will be reserved for issuance under stock, restricted stock and stock option awards.  On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 1,250,000 shares of the Company’s common stock. To date, the Company has issued 641,288 shares and options to purchase shares of common stock and therefore has 608,712 shares remaining under this plan. No stock options were granted in 2018. The fair value of stock options granted in Fiscal 2017 was estimated at the date of grant using the Black-Scholes option pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Exercise price:	$6.75
Market price at date of grant:	$0.62
Volatility:	99.38%
Expected dividend rate:	—
Expected terms (years):	5
Risk-free interest rate:	1.93%

A summary of the activity during the Fiscal 2018 and Fiscal 2017 of the Company’s 2014 Equity Incentive Plan, 2015 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan is presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	62,760	$82.03
Granted	65,700	6.75
Exercised	—	—
Expired or cancelled	(3,060)	82.68
Outstanding at December 30, 2017	125,400	$43.98
Granted	—	—
Exercised	—	—
Expired or cancelled	(14,000)	85.00
Outstanding at December 29, 2018	111,400	$28.46

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

During the Fiscal 2018 and Fiscal 2017, the Company recorded total share-based payment expense of $198 and $389, respectively, in connection with all options outstanding.

The total compensation cost related to options not yet amortized is $106 at Fiscal 2018. The Company will recognize this charge over approximately 3.5 years.

2016 Long-Term Incentive Plan

In May 2016, the Company’s Board approved the 2016 Long-Term Incentive Plan (the “2016 LTIP”). This plan was approved by our stockholders on January 26, 2017.

The material features of the 2016 LTIP are:

•	The maximum number of shares of common stock to be issued under the 2016 LTIP is 260,000 shares;
•	The award of performance units is permitted;
•	The term of the 2016 LTIP expired on December 31, 2018.

Board selected 260,000 shares to adequately motivate the participants and drive performance for the period.

The estimated fair value of the 2016 LTIP plan based on third party valuation was $136. As of Fiscal 2017, all units had been issued and all compensation expense amortized.  For Fiscal 2018 and Fiscal 2017, the Company recorded $0 and $91 in compensation expense, respectively, associated with the 2016 LTIP. All the units under this plan expired on December 31, 2018.

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”).

The Board initially granted 405,000 units to adequately motivate the participants and drive performance for the period.

Units vest upon the following:

•	50% upon the employee being in good standing on December 31, 2020; and,
•	50% upon the average share price of the Company’s common stock during the 90-day period leading up to December 31, 2020, based upon the following Vesting Rate table:

Average 2019 Price	Vesting Rate
<$8 per share	0
>$8 per share	Pro-rated
>=$12 per share	Full Vesting

A fair valuation of the 2019 LTIP has not been completed; however, it is not expected to be material.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Flood Employment Agreement

On January 3, 2014, in connection with the acquisition of Initio, the Company entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Pursuant to the Flood Employment Agreement, Mr. Flood initially served as Executive Chairman of the Board. Mr. Flood was initially paid a salary of £192 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and our U.K. subsidiary. Under the agreement, Mr. Flood’s salary is required to be adjusted (but not decreased) annually in connection with the CPI Adjustment (as defined in the Flood Employment Agreement). Mr. Flood is also entitled to an annual bonus of up to 50%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood was entitled to a gross profit appreciation participation, which entitled the participants to 10% of Initio’s “Excess Gross Profit,” which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Flood’s participating level was 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock.

The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, the Company may request that Mr. Flood continue employment with the new control entity. On January 1, 2017 the Company increased his salary by the CPI Adjustment and provided an additional bonus of up to 25% of his base salary based upon achieving a certain leverage ratio. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and Chief Executive Officer of the Company. On January 1, 2018 the Company increased his salary by the CPI Adjustment. On January 1, 2019, Mr. Flood was eligible for a CPI salary adjustment and chose to waive this adjustment. All other terms of Mr. Flood’s employment agreement remained unchanged.

The Faiman Employment Agreement

On February 5, 2016, the Company entered into an employment agreement (the “Faiman Employment Agreement”) with David Faiman. Pursuant to the Faiman Employment Agreement, Mr. Faiman was appointed as Chief Financial Officer effective March 1, 2016 and was granted an initial base salary of $275 per annum. Mr. Faiman was later appointed Treasurer and Executive Vice President of the Company.

The Faiman Employment Agreement provides for severance payments of continued regular salary through the end of the year in the event of a termination by the Company not for cause or a resignation by the employee for good reason, which includes a change in title, duties, responsibilities or direct report superior. Mr. Faiman’s salary is required to be increased (but not decreased) annually in connection with the CPI Adjustment as defined in the Faiman Employment Agreement. In connection with his employment, Mr. Faiman also received a grant of 10,000 restricted shares of the Company’s common stock, which fully vested on the second anniversary of Mr. Faiman’s employment start date. Annual adjustments to salary, as well as bonus and additional stock option awards may be granted at the discretion of the Board based on meeting personal and corporate objectives each year. Mr. Faiman’s annual bonus target is 50% of annual base salary. On January 1, 2017 the Company increased his salary by the CPI Adjustment and provided an additional bonus of up to 25% of his base salary based upon achieving a certain leverage ratio. On January 1, 2018 the Company increased his salary to an annualized salary of $320. On January 1, 2019 the Company increased his salary by the CPI Adjustment. All other terms of Mr. Faiman’s employment agreement remained unchanged.

The Lutzo Employment Agreement

Effective August 10, 2018, Mr. Lutzo is no longer with the Company. As part of his severance, he received severance pay in an amount equal to his annual base salary for six months and for a period of six months following his separation, all health insurance plan benefits which he was entitled to receive prior to the separation date.

The Barker Employment Agreement

The Company entered into an Employment Agreement with Alicia Barker that appointed her as the Company’s Chief Operating Officer effective July 1, 2018. Ms. Barker also serves as a member of our Board, but effective as of her appointment as our Chief Operating Officer, she no longer serves as a member of any Board committee and is not considered an independent director. Ms. Barker receives stock compensation for her service as a member of the Board.

Under the terms of her employment agreement, Ms. Barker currently receives an annual base salary of $250 and is entitled to receive an annual performance bonus of up to 50% of her base salary based on the achievement of certain performance metrics. Ms. Barker’s base salary is required to be reviewed by the Board on an annual basis and may be increased, but not decreased, in its sole discretion. Ms. Barker’s employment agreement also entitles her to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company.

In the event Ms. Barker is terminated without cause or for good reason (as such terms are defined in her employment agreement), she is entitled to receive (subject to certain requirements, including signing a general release of claims): (i) any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through her termination date; (ii) severance pay in an amount equal to 12 months base salary; and (iii) any earned but unpaid performance bonus. In the event Ms. Barker is terminated for cause or without

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

good reason, she is only entitled to receive any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through her termination date. Ms. Barker’s employment agreement also contains customary confidentiality, non-solicitation and non-disparagement clauses.

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of Control Solutions International, Inc. (“CSI”) on November 4, 2013, the purchase price included monthly cash payments to the former owner and shareholder of CSI for performance-based compensation equal to 20% of CSI’s consolidated gross profit from the date of closing through the end of the sixteenth quarter following the date of closing not to exceed a total of $2,100. During Fiscal 2017, the Company paid $98, towards the earn-out liability. No further payments were due in Fiscal 2018.

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

Pursuant to the acquisition of CBS Butler Holdings Limited (“CBS Butler”) on September 15, 2017, the purchase price includes an earn-out payment of up to £4,214 (payable in December 2018, based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement. In September 2018, the Company paid the deferred consideration of £150 ($195). In December 2018, we adjusted the earnout payment to £4,100 due to a decline in CBS Butlers operating performance period from September 1, 2017 through August 31, 2018, and this amount remains payable as of December 29, 2018.

Pursuant to the acquisition of FirstPro Inc. (“FirstPro”) on September 15, 2017, the purchase price includes deferred quarterly installments of $75 beginning on October 1, 2017, and $2,675 is payable annually in three equal installments beginning on September 15, 2018. The Company made $300 and $892 in quarterly installments and annual installment in Fiscal 2018. Subsequent to December 29, 2018, the Company paid $1,200 in full satisfaction of the remaining liability.

Pursuant to the acquisition of Clement May on June 28, 2018, the purchase price includes an earnout payment of up to £500 to be paid on or around December 28, 2019; and deferred consideration of £350, the amount to be calculated and paid pursuant to the Share Purchase Agreement, on or around June 28, 2019.

Pursuant to the acquisition of KRI on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 and $2,027 on August 27, 2019 and August 27, 2020, respectively.  The payment of the earnout consideration is contingent on KRI’s achievement of certain trailing gross profit amounts.

Lease Obligations

The Company is party to multiple lease agreements for office space. The agreements require monthly rental payments through September 2027. Total minimum obligations are approximately $1,666, $1,520, $1,311, $515, $296 and $610 for the twelve months ended fiscal 2019, 2020, 2021, 2022, 2023 and beyond, respectively. For Fiscal 2018 and Fiscal 2017, rent expense amounted to $1,775 and $1,268, respectively.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 13 – SEGMENT INFORMATION

In December 2017, the Company reorganized its operations into three reportable segments: Commercial – US; Professional – US and Professional - UK.

	Fiscal 2018	Fiscal 2017
Commercial Staffing - US	$107,318	$96,399
Professional Staffing - US	49,752	51,104
Professional Staffing - UK	103,856	45,147
Total Revenue	$260,926	$192,650

Commercial Staffing - US	$17,496	$16,913
Professional Staffing - US	15,610	10,619
Professional Staffing - UK	15,198	9,209
Total Gross Profit	$48,304	$36,741

Selling, general and administrative expenses	$(43,579)	$(32,819)
Depreciation and amortization	(3,124)	(3,566)
Impairment of goodwill	-	(4,790)
Operating expenses - restructuring	57	(780)
Interest expense	(8,386)	(3,745)
Amortization of debt discount and deferred financing costs	(580)	(2,745)
Change in fair value of warrant liability	879	383
Re-measurement loss on intercompany note	(686)	-
Gain from sale of business	238	-
Loss on extinguishment of debt, net	-	(6,132)
Other expense	398	(106)
Loss Before Provision for Income Tax	$(6,479)	$(17,559)

For Fiscal 2018 and  Fiscal 2017, the Company generated revenue in the U.S., the U.K. and Canada as follows:

	Fiscal 2018	Fiscal 2017
United States	$156,923	$147,373
United Kingdom	103,856	45,147
Canada	147	130
Total Revenue	$260,926	$192,650

For the period ended Fiscal 2018 and Fiscal 2017, the Company has assets in the U.S., the U.K. and Canada as follows:

	Fiscal 2018	Fiscal 2017
United States	$70,267	$53,814
United Kingdom	26,047	32,861
Canada	123	73
Total Assets	$96,437	$86,748

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Total assets by segment is not presented as it is not reviewed by the Chief Operating Decision Maker in his evaluation of how to allocate capital and resources.

For the period ended Fiscal 2018 and Fiscal 2017, the Company has goodwill in the U.S., the U.K. and Canada as follows:

	Fiscal 2018	Fiscal 2017
United States	$16,630	$13,283
United Kingdom	15,431	13,886
Canada	—	—
Total Goodwill	$32,061	$27,169

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

On September 15, 2017, Staffing 360 Georgia, LLC (“Staffing Georgia”), a wholly-owned subsidiary of the Company entered into an asset purchase agreement with Firstpro Inc. (“FPI”), Firstpro Georgia, LLC (“FPL”), and certain individuals, pursuant to which the FPI and FPL sold substantially all of their assets to Staffing Georgia (“Firstpro Acquisition”). The purchase price was $8,000, of which, (a) $4,500 was paid at closing, (b) $825 is payable in quarterly installments of $75 beginning on October 1, 2017, and (c) $2,675 is payable annually in three equal installments beginning on September 15, 2018. The Company made $300 and $892 in quarterly installments and annual installment in Fiscal 2018. Subsequent to December 29, 2018, the Company paid $1,200 in full satisfaction of the remaining liability.

On September 15, 2017, the Company and Longbridge Recruitment 360 Limited (“Longbridge”), a wholly-owned subsidiary of the Company, entered into an agreement (“Share Purchase Agreement”) with the holders of share capital of CBS Butler Holdings Limited (“CBS Butler”) and an agreement (“Option Purchase Agreement”) with the holders of outstanding options of CBS Butler, pursuant to which the holders of the share capital of CBS Butler and holders of outstanding options of CBS Butler sold all of their shares and options of CBS Butler to Longbridge (the “CBS Butler Acquisition”), in exchange for (i) an aggregate cash payment of £13,810, (ii) an aggregate of 100,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £4,214 (payable in December 2018 based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018), and (iv) deferred consideration of £150 less the aggregate amount of each CBS Butler Shareholder’s portion of the net asset shortfall amount, if any, as determined pursuant to the Share Purchase Agreement and the Option Purchase Agreement. In September 2018, the Company paid the deferred consideration of £150 ($195). In December 2018, we adjusted the earnout payment to £4,100 due to a decline in CBS Butlers operating performance period September 1, 2017 through August 31, 2018, and this amount remains payable as of December 29, 2018.

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a whollyowned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) to acquire all of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £500, the amount to be calculated and paid on or around December 28, 2019 pursuant to the Share Purchase Agreement, and (iv) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above transaction, the Company entered into a term loan with HSBC Bank plc.

On August 27, 2018, the Company and Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect wholly-owned subsidiary of the Company, entered into a share purchase agreement with Pamela D. Whitaker (“Seller”), pursuant to which the Seller sold 100% of the common shares of Key Resources Inc. (“KRI”) to Monroe Staffing (the “KRI Transaction”). The KRI Transaction closed simultaneously with the signing of the share purchase agreement. The purchase price in connection with the KRI Transaction was approximately $12,163, of which (a) approximately $8,109 was paid to the Seller at closing, (b) up to approximately $2,027 is payable as earnout consideration to the Seller on August 27, 2019 and (c) up to $2,027 is payable as earnout consideration to the Seller on

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

August 27, 2020.  The payment of the Earnout Consideration is contingent on KRI’s achievement of certain trailing gross profit amounts.

To finance the above transaction, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”) on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428 in the Company.

In connection with the acquisition of KRI and Clement May, the Company recorded the following intangible assets, based on valuation performed.

	KRI	Clement May
Goodwill	$3,347	$1,545

Intangible assets
Tradenames	1,000	470
Non-compete	-	273
Customer Relationships	6,400	451
	$7,400	$1,194

The following table summarizes the final allocation of the purchase price to the estimated fair values of net assets acquired at the date of the acquisition:

	KRI	Clement May
Purchase price	$11,537	$3,543
Less:
Net assets acquired	(790)	(804)
Intangibles	(7,400)	(1,194)
Goodwill	$3,347	$1,545

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

In Fiscal 2018, the Company recorded a total of $105 and $35 in third party expenses associated with consummating the Clement May and KRI acquisitions, respectively, which are included in Selling, general and administrative expenses, excluding depreciation and amortization stated on the Consolidated Statement of Operations. In Fiscal 2017, the Company recorded a total of $469 in third party expenses associated with consummating the CBS Butler and Firstpro acquisitions, which are included in Selling, general and administrative expenses, excluding depreciation and amortization stated on the Consolidated Statement of Operations.

The following unaudited pro forma consolidated results of operation have been prepared, as if the acquisition of FirstPro and CBS Butler had occurred as of June 1, 2016, and acquisition of KRI and Clement May occurred on January 1, 2017.

	Fiscal 2018	Fiscal 2017
Revenues	$308,093	$323,044
Net loss from continuing operations	(6,189)	(16,102)
Weighted average number of common stock shares - basic and diluted	4,378,447	3,412,426
Net loss per share from continuing operations	$(1.41)	$(4.72)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

The Company recorded revenues of $42,060 from the acquisitions completed during Fiscal 2018.

NOTE 15 – RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Fiscal 2018
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	5,600	$12	$68
Jeff Grout	75	5,600	12	70
Nick Florio	75	5,600	12	69
Alicia Barker	19	4,200	7	1
	$244	21,000	$43	$208

	Fiscal 2017
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$69	16,300	$66	$75
Jeff Grout	69	16,300	66	75
Nick Florio	69	16,500	67	74
	$207	49,100	$199	$224

The Briand Separation Agreement                          Company’s former employee, board member and officer resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. The Company paid $690 in Fiscal 2018 to Mr. Briand as part of this separation agreement. The accrued balance due to Mr. Briand as of December 29, 2018 is $201.

Appointment of Officers

On March 28, 2018, the Company appointed Alicia Barker to fill the Class II director vacancy created by the departure of Mr. Briand earlier this year, such appointment was effective April 1, 2018. Ms. Barker joined the company’s board of directors as an independent director and serves on the Board’s Compensation and Human Resources Committee and on the Nominating and Corporate Governance Committee.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal 2018	Fiscal 2017
Cash paid for:
Interest	$6,657	$1,861
Income taxes	268	342

Non Cash Investing and Financing Activities:
Shares issued for purchase consideration	$21	$430
Deferred purchase price of UK factoring facility	12,586	-
Deemed dividend	-	2,009
Warrants adjustments in connection with Jackson term loan	682	1,426
Shares issued in connection with convertible note	-	498
Shares issued in connection with Jackson term loan	899	2,527
Shares issued in connection with Series D redemption	-	208
Settlement of litigation (payment with surety bond)	-	1,305

NOTE 17 – INCOME TAXES

The components of loss before provision for income taxes for Fiscal 2017 and Fiscal 2018, are as follows:

	Fiscal 2018	Fiscal 2017
Domestic	$(4,840)	$(17,667)
Foreign	(1,639)	108
Loss before provision for income taxes	$(6,479)	$(17,559)

The provision for income taxes consisted of the following:

	Fiscal 2018	Fiscal 2017
Current:
Federal	$—	$152
State	60	250
Foreign	39	62
Total current tax expense	99	464
Deferred:
Federal	35	41
State	11	8
Foreign	(123)	419
Total deferred tax expense	(77)	468
Total Tax Expense	$22	$932

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to:

	Fiscal 2018		Fiscal 2017
Income benefit provision at Federal statutory rate	$(1,360)	21.0%	$(5,953)	34.0%
State income taxes, net of Federal Benefit	244	(3.77%)	(383)	2.2%
International tax rate differentials	348	(5.37%)	231	(1.3%)
U.S. Permanent differences	111	(1.71%)	142	(0.8%)
Goodwill impairment	—	—%	1,628	(903.0%)
Other True-Ups	514	(7.94%)	1,035	(5.9%)
Impact of Federal Rate change	—	—%	3,665	(20.9%)
Change in valuation allowance	165	(2.56%)	567	(3.3%)
Tax provision	$22	(0.35%)	$932	(5.3%)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code which includes a reduction of the corporate income tax rate from 35% to 21%, generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, imposes a new minimum tax on global intangible low taxed income (“GILTI”), limits the amount of deductible interest expense, and imposes new limitations on the deductibility of certain executive compensation.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 18), which provides guidance on accounting for the Tax Act’s impact. SAB 18 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in god faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete.

As of  December 29, 2018, in accordance with SAB 118, the Company has completed its accounting for all the enactment-date income tax effects of the tax act including the  tax effects of the one-time transition tax imposed by the Tax Act. Based on the company's evaluation, the one-time transition tax was fully offset by one hundred percent by $1,649 of net operating losses.

Effective for the year ended December 29, 2018, the Tax Act resulted in a new limitation on interest expense under IRC Section 163(j).  New IRC Section 163(j) limits the Company’s annual deduction of interest expense to the sum of business interest income and 30 percent of the adjusted taxable income of the Company. The limitation for the year ended December 29, 2018 resulted in disallowed interest of $5,393, which can be carried forward indefinitely.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

Our deferred tax assets (liabilities) are as follows:

	Fiscal 2018	Fiscal 2017
Deferred tax assets
Net operating loss carryforward	$5,393	$7,103
Tax credit, deduction and capital loss carryforward	2,504	764
Share-based compensation	687	862
Debt issuance costs	660	1,234
Interest limitation and carryforward	1,155	-
Accrued expenses and other liabilities	615	812
Total deferred tax assets	11,014	10,775
Less: valuation allowance	(9,619)	(9,424)
Deferred tax assets, net of valuation allowance	1,395	1,351

Deferred tax liabilities:
Depreciation	1,461	1,443
Basis differences in acquired intangibles	1,852	1,807
Total deferred tax liabilities	3,313	3,250
Deferred tax liability	$(1,918)	$(1,899)

During Fiscal 2018 and Fiscal 2017, the Company has federal net operating losses (“NOLs”) of $15,264 and $23,743 that begin to expire in 2029. As of November 15, the company had a change in ownership under Section 382 which limits the amount of useable NOLs going forward. As such, the company reduced the Federal NOL available by $6,447. As of December 29, 2018 and December 30, 2017, the Company has state operating losses of $34,130 and $30,332 that begin to expire in 2030, and foreign NOLs totaling $2,379 and $2,958 with an indefinite life.  As of December 29, 2018 and December 30, 2017, the Company also has capital loss carryforward of $9,554 and $2,024 which, if unused, will begin to expire in 2019 and a general business credit carryforward of $248 and $228.

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

During Fiscal 2018, the Company maintained a valuation allowance against its U.S. deferred tax assets and certain foreign jurisdictions. The Company’s valuation allowance increased by $195 during Fiscal 2018. This increase was primarily attributable to the adjustment of certain deferred balances.

During 2018, we maintained our federal and state tax attributes for unrecognized tax benefits related primarily to the treatment of stock compensation and stock options. If recognized, $670 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal 2018	Fiscal 2017
Beginning balance	$1,136	$—
Additions for tax positions of prior years	—	1,136
Reductions for tax positions of prior years	(466)	—
Loss before provision for income taxes	$670	$1,136

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, method changes. However, quantification of an estimated range cannot be made at this time.  The Company has accrued zero interest and penalties as of December 29, 2018 and December 30, 2017.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and par values, unless otherwise indicated)

The Company, or one of its subsidiaries, files its tax returns in the U.S., United Kingdom, Canada and certain state tax jurisdictions with varying statutes of limitations. The Company’s has no tax years under examination at this time. Additional years may be open to the extent attributes are being carried forward to an open year.

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

During Fiscal 2017, management identified a material weakness in our internal control over financial reporting pertaining to the accounting for complex debt and equity instruments. The control deficiency created a possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis, and therefore we concluded that the deficiency represented a material weakness in our internal control over financial reporting and our internal control over financial reporting for debt and equity instruments was not effective as of December 30, 2017.

Throughout Fiscal 2018, management conducted a remediation plan to address the material weakness noted above. The plan included seeking accounting consultation from third party advisors proactively, when necessary, and the on-going professional development of our accounting personnel, specifically as it relates to the accounting for complex debt and equity transactions.  Through effective implementation of the Company’s remediation plan, the Company has strengthened its internal control environment and has addressed the material weakness that was identified in Fiscal 2017.

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

Changes in Internal Control over Financial Reporting

Except as noted above regarding the implementation of a remediation plan for the material weakness identified in Fiscal 2017, no change in our system of internal control over financial reporting occurred during the fiscal year ended December 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Composition

Our board of directors (the “Board”) consists of five directors as follows:

Class I: Dimitri Villard and Nicholas Florio;

Class II: Jeff Grout and Alicia Barker; and

Non-Classified: Brendan Flood.

Under the Company’s Amended and Restated Certificate of Incorporation and Bylaws, the Board is divided into Class I and Class II directors, and any directors not classified are non-classified directors. Each Class I director seat is up for election at the annual meeting of stockholders occurring in calendar year 2019 and every two years thereafter, each Class II director seat is up for election at the annual meeting of stockholders occurring in calendar year 2020 and every two years thereafter, and any non-classified directors are up for election at every annual meeting of stockholders and, in each case, until his or her successor shall be elected and qualified, unless sooner displaced. Our shareholders approved the appointment of our four directors at our annual shareholder meeting on May 30, 2018.

Executive Officers and Directors

The name, age and position of our executive officers and directors are set forth below.

Name and Address	Age	Positions
Brendan Flood	54	Chairman, Chief Executive Officer, President and Director
David Faiman	46	Chief Financial Officer, Executive Vice President and Treasurer
Alicia Barker	48	Chief Operating Officer and Director
Dimitri Villard	77	Director
Jeff Grout	66	Director
Nicholas Florio	55	Director

Brendan Flood, Chairman, Chief Executive Officer, President and Director. Mr. Flood has been the Chairman or Executive Chairman and a Director of the Company since January 7, 2014. He assumed the role of Chairman and Chief Executive Officer (“CEO”) on December 19, 2017 and has been in the staffing industry for 20 years. Mr. Flood joined the company upon the sale of his business, Initio International Holdings (“Initio”), on January 3, 2014, where he was the Chairman and CEO, to the Company. He acquired Initio as part of a management buy-out, which he led, in January 2010. Prior to Initio, Mr. Flood worked in several staffing companies including Hudson Global Resources Inc. which he brought to the Nasdaq National Market on April 1, 2003, as a spin-off from Monsterworldwide Inc. His experience while at Monsterworldwide included numerous M&A transactions, operational management in both London and New York, and various senior financial roles. Mr. Flood graduated from Dublin City University in Ireland with a Bachelor of Arts Degree in Accounting and Finance. Mr. Flood's strong financial background and years of experience at major staffing firms like Monsterworldwide and Hudson Global Resources qualifies him to be the Chairman and Chief Executive Officer and a director given the Company’s core business in the staffing industry. On December 22, 2017, in connection with the realignment of the Company into three operating segments: Professional Staffing (US), Professional Staffing (UK), and Commercial Staffing, the Company announced the departure of Matthew Briand, the Company’s former CEO, from the company effective as of January 31, 2018, and the appointment by the Independent members of the Board of Directors of the Company of Mr. Flood to serve as CEO and President of the Company. Mr. Flood will also continue his role as Chairman of the Board of Directors.

David Faiman, Chief Financial Officer, Executive Vice President and Treasurer. Mr. Faiman has served as the Chief Financial Officer since March 1, 2016 and was later appointed Treasurer and Executive Vice President. Mr. Faiman has over 20 years of finance and accounting experience at both private and public companies, bringing a high degree of knowledge and proficiency to his role as Chief Financial Officer. From 2013 to 2015, Mr. Faiman was Vice President of Financial Planning & Analysis as well as Chief Accounting Officer of Novitex Enterprise Solutions, Inc. (“Novitex”), a leading provider of solutions in the document outsourcing industry and which is owned by the private equity firm Apollo Global Management, LLC. Prior to Novitex, Mr. Faiman served in various senior financial roles, including acting Chief Financial Officer, during his almost 10-year tenure from 2004 to 2013 at Cengage Learning, Inc. (formerly Thomson Learning of Thomson Reuters). During this time, Mr. Faiman was part of the management team responsible for the coordination of a multi-billion private equity buyout of Cengage Learning by Apax Partners LLP, a private equity firm. Mr. Faiman began his career at PricewaterhouseCoopers LLP in its Assurance and Business Advisory practice. Mr. Faiman is a Certified Public Accountant and graduated summa cum laude with a Bachelor of Science in Business Administration from the University of Connecticut.

Alicia Barker, Chief Operating Officer, and Director. The Company entered into an Employment Agreement with Alicia Barker that appointed her as the Company’s Chief Operating Officer effective July 1, 2018. Ms. Barker is also a member of the Board. Ms. Barker, brings over two decades of extensive human resources expertise to her new role. Since 2016, she has served as Principal of Act II Consulting, which provides human resources consulting and professional coaching services to individuals and corporations. Ms. Barker previously served as Senior Vice President, Human Resources at Barker, a full-service advertising agency where she led talent procurement and executive development. She also served on the executive team as Vice President, Human Resources at Hudson North America, a global talent solutions company, as Vice President, Human Resources, at Grey Group, a global advertising and marketing agency, and before that, as Human Resources Director at Icon/Nicholson, which designs, develops, and produces prepackaged computer software. Over the past several years, Ms. Barker has held positions on not for profit boards in her local community.

Dimitri Villard, Director. Dimitri Villard has been a Director of the Company since July 2012. Mr. Villard was Chairman and CEO of Peer Media Technologies, Inc., a public company Internet technology business, from February 2009 to December 2012. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as Interim CEO since March 6, 2008 and as a Director since January 2005 until 2012. Mr. Villard has also served as President and a Director of Pivotal BioSciences, Inc., a biotechnology company, from September 1998 to August 2018. In addition, since January 1982 to present, he has served as President and Director of Byzantine Productions, Inc. Previously, Mr. Villard was a Director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008, Mr. Villard served as Chairman of the Board of Directors of Dax Solutions, Inc., an entertainment industry digital asset management venture, and from July 2012 until September 2013, was a member of the Board of Directors of The Grilled Cheese Truck Company, a public company. He is also a member of the Executive Committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a Bachelor of Arts from Harvard University and a Master of Science degree from China International Medical University. He is the Chairman of the Company’s Nominating and Corporate Governance Committee and also serves on the Compensation and Human Resources Committee and on the Audit Committee. Mr. Villard's experience as an officer and/or director of several public companies, as well as an investment banker, qualifies him to be a Director of the Company.

Jeff Grout, Director. Jeff Grout has been a Director of the Company since February 2014. He is a successful business speaker, consultant and coach. His clients include Amazon, Deloitte, LinkedIn, British Airways, Barclays, Ernst & Young, Virgin, etc. Listed in the '100 Best Business Speakers in Britain', Jeff Grout is in considerable demand as a motivational business speaker, conference chairman and interviewer. Formerly U.K. Managing Director of Robert Half International, a leading international recruitment consultancy, and Business Manager to Sir Clive Woodward, Head Coach of the England Rugby Team, Mr. Grout is now an independent business consultant specializing in leadership, people management, team building, peak performance, recruitment and retention issues. He has spoken at Henley Business School, Ashridge Management College, Cardiff Business School and the Danish Centre for Leadership. He holds several corporate advisory and executive coaching appointments and is also a successful business author. Jeff has written books on leadership, recruitment, career success, the psychology of peak performance and his police detective father's first murder case. His eighth book entitled “What You Need to Know about Leadership” was published in May 2011. Mr. Grout holds a Bachelor of Science (Economics) Degree from the London School of Economics and Political Science. Mr. Grout brings valuable operational experience within the staffing industry having grown the U.K. business of Robert Half International from $1 million to $100 million in sales and from 12 to 365 employees. He also identified and integrated several acquisitions of staffing businesses in the U.K. and continental Europe. He is the Chairman of the Company’s Compensation and Human Resources Committee and serves on the Nominating and Corporate Governance Committee and on the Audit Committee. Mr. Grout's extensive staffing industry experience, including his role as former Managing Director of Robert Half International, qualifies him to be a director of the Company.

Nicholas Florio, Director. Nicholas Florio has been a Director of the Company since May 2014. Mr. Florio provides business consulting and financial advice to a variety of closely held private businesses. He is an audit and accounting partner for Citrin Cooperman & Company, LLP (“Citrin Cooperman”) based in the firm’s New York City office. Mr. Florio has been with Citrin Cooperman for over 23 years. With over 25 years of experience in the staffing and employment arena, Mr. Florio serves as the Practice Leader of the firm's Employment and staffing area. Mr. Florio's experience in this area includes providing advice on corporate structuring; design of stock incentive and deferred compensation plans; merger and acquisition due diligence and consulting; among general business and tax advice. He is also a current member of the Board of Directors of both the New York Staffing Association (“NYSA”) and New Jersey Staffing Association (“NJSA”) and has been the President of the Industry Partner Group of NYSA for over 15 years. Mr. Florio is also a long-standing member of the Citrin Cooperman’s Executive Committee. A graduate of Pace University, Mr. Florio is a member of the New York State Society of Certified Public Accountants as well as the American Institute of CPAs. He is the Chairman of the Company’s Audit Committee and serves on the Nominating and Corporate Governance Committee and on the Compensation and Human Resources Committee. Mr. Florio's acute knowledge of financial and accounting matters, with an emphasis in the staffing industry through his role as audit and accounting partner for Citrin Cooperman, qualifies him to be a director of the Company.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the Board has determined that the following directors are “independent directors” as defined by Nasdaq and SEC rules: Dimitri Villard, Jeff Grout and Nicholas Florio.

Meetings of the Board of Directors

The Board convened twelve times during Fiscal 2018. Each director attended at least 90% of the total number of meetings of the Board. Directors are encouraged, but are not required, to attend our annual meeting of stockholders. At the Company’s annual meeting of stockholders on May 30, 2018, all directors were in attendance.

Committees of the Board of Directors

Our Board currently has three standing committees: the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation and Human Resources Committee, each of which is described below. All standing committees operate under a charter that has been approved by the Board. Copies of the charters of the Audit Committee, Compensation and Human Resources Committee and the Nominating and Governance Committee can be found on our Internet site www.staffing360solutions.com.

Audit Committee. On April 30, 2014, the Board designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”). The Audit Committee is composed of Messrs. Nicholas Florio (Chairman), Dimitri Villard and Jeff Grout. All members of our audit committee are independent as defined in the rules and regulations of the SEC and Nasdaq, and the Board has determined that Mr. Nicholas Florio is the qualified financial expert (see credentials listed above). The Audit Committee formally met eight times during Fiscal 2018. The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

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

Compensation and Human Resources Committee. On April 30, 2014, the Board designated a Compensation and Human Resources Committee (the “Compensation and Human Resources Committee”). Our Compensation and Human Resources Committee is composed of Messrs. Jeff Grout (Chairman), Dimitri Villard and Nicholas Florio. Pursuant to its charter, the Compensation and Human Resources Committee shall be comprised of at least two (2) “independent” members of the Board who shall also satisfy such other criteria imposed on members of the Compensation and Human Resources Committee pursuant to the federal securities laws and the rules and regulations of the SEC and Nasdaq. With regards to the Compensation and Human Resources Committee, the term “independent” refers to a member of the Compensation and Human Resources Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and Nasdaq, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation and Human Resources Committee formally met twice during Fiscal 2018.

Our Compensation and Human Resources Committee’s primary responsibilities and obligations are to:

•

Determine, in executive session at which none of: (i) the Chief Executive Officer of the Company (the “CEO”); (ii) the Executive Chairman of the Company, if a person is acting in the capacity of Executive Chairman (the “Executive Chairman”) or (iii) the Vice Chairman of the Company (the “Vice Chairman”) are present and voting, the compensation for, respectively, the CEO, Executive Chairman and Vice Chairman, in each case with reference to applicable employment or similar agreements and utilizing such customary factors that the Compensation and Human Resources Committee deems necessary or appropriate.

•

Review and determine the compensation of the executive officers of the Company other than the CEO and the Executive Chairman with reference to applicable employment or similar agreements and based upon the recommendations of the CEO and Executive Chairman and such other customary factors that the Compensation and Human Resources Committee deems necessary or appropriate.

•

Recommend awards and/or bonuses to be granted to executive officers of the Company under the Company’s equity plans and other compensation or benefit plans or policies as approved by the Board or the Compensation and Human Resources Committee.

•

Approve the overall amount or percentage of plan and/or bonus awards to be granted to all Company employees and delegate to the Company’s executive management the right and power to specifically grant such awards to each Company employee within the aggregate limits and parameters set by the Compensation and Human Resources Committee.

•	Review and evaluate the performance of the other executive officers of the Company.
•	Review and approve the design of other benefit plans pertaining to executives and employees of the Company.
•	Approve such reports on compensation as are necessary for filing with the SEC and other government bodies.
•	Review, recommend to the Board, and administer all plans that require “disinterested administration” under Rule 16b-3 under the Securities Exchange Act of 1934, as amended.
•	Approve the amendment or modification of any compensation or benefit plan pertaining to executives or employees of the Company that does not require stockholder approval.
•	Review and recommend to the Board the adoption of or changes to the compensation of the Company’s independent directors.
•	Retain outside consultants and obtain assistance from members of management as the Compensation and Human Resources Committee deems appropriate in the exercise of its authority.
•	Make reports and recommendations to the Board within the scope of its functions and advise the officers of the Company regarding various personnel matters.

•	Approve all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees.
•	Review the form, terms and provisions of employment and similar agreements with the Company’s executive officers and any amendments thereto.
•	To the extent the same has been adopted, review, at least annually, the compensation philosophy of the Company.
•	Review the Compensation and Human Resources Committee’s own performance annually.
•	Review the Compensation and Human Resources Committee’s Charter annually and recommend any changes thereto to the Board.

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

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board for consideration. The Nominating and Corporate Governance Committee formally met three times during Fiscal 2018. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Dimitri Villard, Staffing 360 Solutions, Inc., 641 Lexington Avenue, Suite 2701, New York, New York 10022.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company during Fiscal 2018, we believe that all directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities timely filed reports required by Section 16(a) of the Exchange Act during Fiscal 2018.

The number of Forms 3, 4 and 5 and the number of transaction that were not filed timely are as follows:  Alicia Barker (1 form).

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to our named executive officers for Fiscal 2018 and Fiscal 2017. Individuals we refer to as our “named executive officers” include our CEO and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the Fiscal 2018.

All amounts presented in Item 11 are in whole dollar amounts. All compensation amounts presented in British pounds have been translated using the foreign currency average exchange rates, unless otherwise indicated. All share numbers have been adjusted for the one-for-five reverse stock split effective January 3, 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
Brendan Flood	Fiscal 2018	373,521	183,639	—	—	—	—	32,859	590,019
Chairman and Chief Executive Officer	Fiscal 2017	354,615	177,308	354,375	18,896	—	—	29,925	935,119
David Faiman	Fiscal 2018	321,596	133,863	—	—	—	—	11,420	466,879
Chief Financial Officer	Fiscal 2017	280,225	140,113	197,500	—	—	—	11,532	629,370
Alicia Barker	Fiscal 2018	107,231	—	68,824	—	—	—	13,503	189,558
Chief Operating Officer	Fiscal 2017	—	—	—	—	—	—	—	—
Christopher Lutzo	Fiscal 2018	226,187	28,240	—	—	—	—	7,722	262,149
General Counsel (4)	Fiscal 2017	196,130	82,500	74,500	—	—	—	5,047	358,177

(1)

Represents the amount recognized for financial statement reporting purposes in accordance with ASC Topic 718. Stock awards vest in full on the third anniversary of the grant date. The valuation assumptions used in calculating the value of stock awards is set forth in Note 12 to our audited consolidated financial statements incorporated by reference herein.

(2)

Represents the amount recognized for financial statement reporting purposes in accordance with ASC Topic 718. The Company has issued restricted shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the restricted shares vest at the end of a period of three years.  The valuation assumptions used in calculating the value of option awards is set forth in Note 12 to our audited consolidated financial statements incorporated by reference herein.

(3)	The column “All Other Compensation” includes car allowance, 401K match, pensions and life and insurance premiums.
(4)	Mr. Lutzo’s employment with the company ceased as of August 10, 2018.

Outstanding Equity Awards at December 29, 2018

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
	Option awards					Stock awards
Brendan Flood (1)	6,600	—	6,600	$100.00	01/07/2024	—	$-	—	—
Brendan Flood (2)	3,000	—	3,000	50.00	03/01/2025	—	—	—	—
Brendan Flood (3)	9,600	—	9,600	6.75	02/28/2027	—	—	—	—
Brendan Flood (4)	—	—	—	—	—	139,561	209,341	—	—
David Faiman (5)	—	—	—	—	—	62,000	93,000	—	—
Alicia Barker (6)	—	—	—	—	—	40,000	60,000	—	—
Christopher Lutzo (7)	—	—	—	—	—	15,000	22,500	—	—
(1)	These options were issued pursuant to the 2014 Equity Incentive Plan and are exercisable for a period of 10 years
(2)	These options were issued pursuant to the 2015 Equity Incentive Plan and are exercisable for a period of 10 years
(3)	These options were issued pursuant to the 2016 Equity Incentive Plan and are exercisable for a period of 10 years
(4)	Mr. Flood was issued an aggregate of 139,561 shares of restricted stock in 2016 and 2017 that remain unvested. These restricted shares will vest in full on the third anniversary of the grant date.
(5)

Mr. Faiman was issued 72,000 shares of restricted stock in 2016 and 2017 for services to the Company, 62,000 shares remain unvested at December 29, 2019. These restricted shares will vest in full on the third anniversary of the grant date.

(6)

Pursuant to the Barker Employment Agreement, Ms. Barker received a grant of 40,000 restricted shares of the Company’s common stock, which vest as follows: (i) 20,000 shares on July 1, 2019, and (ii) 20,000 shares on July 1, 2020.

(7)

Pursuant to the Lutzo Employment Agreement, Mr. Lutzo received a grant of 10,000 restricted shares of the Company’s common stock, which vest as follows: (i) 5,000 shares on the first-year anniversary of Mr. Lutzo’s employment start date, and (ii) 5,000 shares on the second anniversary. As of the date of this prospectus, 5,000 restricted shares had vested. Mr. Lutzo also received an additional 10,000 shares of restricted stock in 2017 that will vest in full on the third anniversary of the date of grant.

Employment Agreements

The Flood Employment Agreement

On January 3, 2014, in connection with the acquisition of Initio, the Company entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Pursuant to the Flood Employment Agreement, Mr. Flood initially served as

Executive Chairman of the Board. Mr. Flood was initially paid a salary of £192,000 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and our U.K. subsidiary. Under the agreement, Mr. Flood’s salary is required to be adjusted (but not decreased) annually in connection with the CPI Adjustment (as defined in the Flood Employment Agreement). Mr. Flood is also entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood was entitled to a gross profit appreciation participation, which entitled the participants to 10% of Initio’s “Excess Gross Profit,” which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level was 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into Series A Preferred Stock.

The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, the Company may request that Mr. Flood continue employment with the new control entity. On January 1, 2017 the Company increased his salary by the CPI Adjustment and provided an additional bonus of up to 25% of his base salary based upon achieving a certain leverage ratio. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and he assumed the roles of Chief Executive Officer and President of the Company. On January 1, 2018, the Company increased his salary by the CPI Adjustment. On January 1, 2019, Mr. Flood was eligible for a CPI salary adjustment and chose to waive this adjustment. All other terms of Mr. Flood’s employment agreement remained unchanged.

The Faiman Employment Agreement

On February 5, 2016, the Company entered into an employment agreement (the “Faiman Employment Agreement”) with David Faiman. Pursuant to the Faiman Employment Agreement, Mr. Faiman was appointed as Chief Financial Officer effective March 1, 2016 and was granted an initial base salary of $275,000 per annum. Mr. Faiman was later appointed Treasurer and Executive Vice President of the Company.

The Faiman Employment Agreement provides for severance payments of continued regular salary through the end of the year in the event of a termination by the Company not for cause or a resignation by the employee for good reason, which includes a change in title, duties, responsibilities or direct report superior. Mr. Faiman’s salary is required to be increased (but not decreased) annually in connection with the CPI Adjustment as defined in the Faiman Employment Agreement. In connection with his employment, Mr. Faiman also received a grant of 10,000 restricted shares of the Company’s common stock, which fully vested on the second anniversary of Mr. Faiman’s employment start date. Annual adjustments to salary, as well as bonus and additional stock option awards may be granted at the discretion of the Board based on meeting personal and corporate objectives each year. Mr. Faiman’s annual bonus target is 50% of annual base salary. On January 1, 2017 the Company increased his salary by the CPI Adjustment and provided an additional bonus of up to 25% of his base salary based upon achieving a certain leverage ratio. On January 1, 2018 the Company increased his salary to an annualized salary of $320,000. On January 1, 2019 the Company increased his salary by the CPI Adjustment. All other terms of Mr. Faiman’s employment agreement remained unchanged.

The Lutzo Employment Agreement

Effective August 10, 2018, Mr. Lutzo is no longer with the Company. As part of his severance, he received severance pay in an amount equal to his annual base salary for six months and for a period of six months following his separation, all health insurance plan benefits which he was entitled to receive prior to the separation date.

The Barker Employment Agreement

The Company entered into an Employment Agreement with Alicia Barker that appointed her as the Company’s Chief Operating Officer effective July 1, 2018. Ms. Barker also serves as a member of our Board, but effective as of her appointment as our Chief Operating Officer, she no longer serves as a member of any Board committee and is not considered an independent director. Ms. Barker does not receive any compensation for her service as a member of the Board.

Under the terms of her employment agreement, Ms. Barker currently receives an annual base salary of $250,000 and is entitled to receive an annual performance bonus of up to 50% of her base salary based on the achievement of certain performance metrics. Ms. Barker’s base salary is required to be reviewed by the Board on an annual basis and may be increased, but not decreased, in its sole discretion. Ms. Barker’s employment agreement also entitles her to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company.

In the event Ms. Barker is terminated without cause or for good reason (as such terms are defined in her employment agreement), she is entitled to receive (subject to certain requirements, including signing a general release of claims): (i) any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through her termination date; (ii) severance pay in an amount equal to 12 months base salary; and (iii) any earned but unpaid performance bonus. In the event Ms. Barker is terminated for cause or without good reason, she is only entitled to receive any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through her termination date.

Ms. Barker’s employment agreement also contains customary confidentiality, non-solicitation and non-disparagement clauses.

Compensation of Directors

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Brendan Flood (2)	Fiscal 2018	$—	$—	$—	—	—	—	$—
Dimitri Villard (3)	Fiscal 2018	75,000	12,152	—	—	—	—	87,152
Jeff Grout (3)	Fiscal 2018	75,000	12,152	—	—	—	—	87,152
Nicholas Florio (4)	Fiscal 2018	75,000	12,152	—	—	—	—	87,152
Alicia Barker (6)	Fiscal 2018	18,750	7,224	—	—	—	—	25,974

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

(2)

Brendan Flood. Mr. Flood is our Chairman of the Board and Chief Executive Officer. Mr. Flood does not receive any additional compensation for his service as a member of the Board. For information concerning Mr. Flood’s compensation as our Chairman of the Board and Chief Executive Officer, please see “—Summary Compensation Table” herein.

(3)

Dimitri Villard. In May 2014, Mr. Villard was named the Chairman of the Nominating and Corporate Governance Committee and was named as a member of the Audit Committee and of the Compensation and Human Resources Committee. As a member of our Board, Mr. Villard receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments $6,250. In addition, for his services, Mr. Villard receives 1,400 shares of restricted common stock per quarter. During Fiscal 2018, Mr. Villard received 5,600 restricted common shares valued at $12,152 for his services as a Board and Committee member.

(4)

Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation and Human Resources Committee and was also named as a member of the Nominating and Corporate Governance Committee. In June 2015, Mr. Grout was also named as a member of the Audit Committee. As a member of our Board, Mr. Grout receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments of $6,250. In addition, for his service, Mr. Grout receives 1,400 shares of restricted common stock per quarter. During Fiscal 2018 Mr. Grout received 5,600 restricted common shares valued at $12,152 for his service as a Board and Committee member.

(5)

Nicholas Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee and was also named as a member of the Nominating and Corporate Governance Committee and of the Compensation and Human Resources Committee. As a member of our Board, Mr. Florio receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments of $6,250. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. In addition, for his service, Mr. Florio receives 1,400 shares of restricted common stock per quarter. During Fiscal 2018, Mr. Florio received 5,600 restricted common shares valued at $12,152 for his services as a Board and Committee member.

(6)

Alicia Barker. On March 28, 2018, the board of directors of the Company appointed Alicia Barker to fill the Class II director vacancy created by the departure of Matt Briand in January 2018, such appointment was effective April 1, 2018. Between April 1, 2018 and July 1, 2018, Ms. Barker joined the Board as an independent director and served on the Board’s Compensation and Human Resources Committee and on the Nominating and Corporate Governance Committee. The Company entered into an Employment Agreement with Alicia Barker that appointed her as the Company’s Chief Operating Officer effective July 1, 2018 after which Ms. Barker continued as a member of the Board, however not as an independent director. As a non-independent director, Ms. Barker is not entitled to any additional compensation for services as a director. For information concerning Ms. Barker’s compensation as our Chief Operating Officer, please see “—Summary Compensation Table” herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 22, 2019 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 8,234,348 shares of common stock outstanding on March 22, 2019.

Name of Beneficial Owner	Address	Common Stock Beneficially Owned	Percent of Common Stock
Brendan Flood (1)	3 London Wall Buildings, London Wall, London, EC2M 5SY	324,712	3.9%
David Faiman	641 Lexington Avenue, Suite 2701 New York, NY 10022	72,000	0.9%
Alicia Barker	641 Lexington Avenue, Suite 2701 New York, NY 10022	45,600	0.6%
Dimitri Villard (2)	8721 Santa Monica Blvd, Suite 100 Los Angeles, CA 90069	32,150	0.4%
Jeff Grout	3 London Wall Buildings, London Wall, London, EC2M 5SY	32,734	0.4%
Nicholas Florio	Citrin Cooperman & Company LLP 529 Fifth Avenue New York, NY 10017	33,299	0.4%
Directors and officers as a group		540,495	6.5%

Greater than 5% Holders:
Jackson Investment Group, LLC (3)	2655 Northwinds Parkway Alpharetta, GA 30009	9,791,430	59.1%

(1)

Includes 27,024 shares of common stock issuable and 19,200 options that are currently exercisable or may be exercised within by Mr. Flood within 60 days of March 22, 2019. Mr. Flood owns 1,039,380 of the Series A Preferred Shares, which may convert into 1.3 shares of common stock per 50 shares of Series A Preferred Shares, or 27,024 shares of common stock.

(2)	1,000 shares are held personally by Mr. Villard and 31,150 shares are held through Byzantine Productions, Inc.
(3)

Includes 905,508 warrants with a strike price of $1.66, 13,000 Series E preferred shares convertible into 7,303,391 common shares and 189 Series E-1 preferred shares convertible into 113,855 common shares issuable to Jackson Investment Group, LLC within 60 days of March 22, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 29, 2018 about the common stock that may be issued upon the exercise of outstanding options, warrants and rights under the Company’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercising outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	65,700	$6.75	36,060
Equity compensation plans not approved by security holders (1)	62,760	$65.80	3,639

(1)	At December 29, 2018, the Company had two equity compensation plans not approved by security holders, which are more fully described below.

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 50,000 shares of common stock has been reserved for issuance under this plan. The plan expires on January 28, 2024. At December 29, 2018, the Company had issued 50,000 options and shares of common stock and therefore there are no remaining shares eligible to be issued under the 2014 Plan.

The authority to administer the 2014 Plan currently resides with the Compensation and Human Resources Committee. They have the power to determine which persons eligible under the plan will be granted option awards.

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

The 2015 Plan has a term of ten years and no further awards may be granted under the 2015 Plan after that date. At December 29, 2018, the Company had issued 71,914 in options and share of common stock and had 18,086 unissued securities remaining under this plan.

Awards Available for Grant

The Compensation and Human Resources Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. Notwithstanding, the Compensation and Human Resources Committee may not grant to any one person in any one calendar year awards (i) for more than 30,000 common shares in the aggregate or (ii) payable in cash in an amount exceeding $600 in the aggregate.

Transferability

Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The Compensation and Human Resources Committee, however, may permit awards (other than Incentive Stock Options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Change in Control

Except to the extent otherwise provided in an award, in the event of a change in control, all outstanding options and equity awards (other than performance compensation awards) issued under the Plan will become fully vested and performance compensation awards will vest, as determined by the Compensation and Human Resources Committee, based on the level of attainment of the specified performance goals. In general, the Compensation and Human Resources Committee may, in its discretion, cancel outstanding awards and pay the value of such awards to the participants in connection with a change in control. The Compensation and Human Resources Committee can also provide otherwise in an award under the 2015 Plan.

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance under stock and stock option awards. On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 1,250,000 shares of the Company’s common stock. For year ended December 29, 2018, the Company has issued 641,288 shares and options to purchase shares of common stock and therefore has 608,712 shares remaining under this plan.

The Compensation and Human Resources Committee administers the 2016 Plan. The Compensation and Human Resources Committee will have the authority, without limitation to (i) designate participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of common shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled or exercised in cash, common shares, other securities, other awards or other property, or canceled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, common shares, other securities, other awards or other property and other amounts payable with respect to an award; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the 2016 Plan and any instrument or agreement relating to, or award granted under, the 2016 Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation and Human Resources Committee shall deem appropriate for the proper administration of the 2016 Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards; and (x) make any other determination and take any other action that the Compensation and Human Resources Committee deems necessary or desirable for the administration of the 2016 Plan  The Compensation and Human Resources Committee will have full discretion to administer and interpret the 2016 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

Eligibility

Employees, directors, officers, advisors and consultants of the Company or its affiliates are eligible to participate in the 2016 Plan. The Compensation and Human Resources Committee has the sole and complete authority to determine who will be granted an award under the 2016 Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the 2016 Plan.

Number of Shares Authorized

The 2016 Plan provides for an aggregate of 1,250,000 shares of common stock to be available for awards. The 2016 Plan has a term of ten years and no further awards may be granted under the 2016 Plan after that date.

Awards Available for Grant

The Compensation and Human Resources Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) (each defined under the 2016 Plan) or any combination of the foregoing subject to the number of available shares. Notwithstanding anything to the contrary in the 2016 Plan, the Compensation and Human Resources Committee may not grant to any one participant under the plan in any one calendar year awards (i) for more than 80,000 common shares in the aggregate or (ii) payable in cash in an amount exceeding $750,000 in the aggregate.

Options

Under the terms of the 2016 Plan, unless the Compensation and Human Resources Committee determines otherwise in the case of an option substituted for another option in connection with a corporate transaction, the exercise price of the options will not be less than the fair market value (as determined under the 2016 Plan) of the shares of common stock on the date of grant. Options granted under the 2016 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation and Human Resources Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2016 Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder).

Stock Appreciation Rights

The Compensation and Human Resources Committee is authorized to award Stock Appreciation Rights (“SARs”) under the 2016 Plan. SARs will be subject to such terms and conditions as established by the Compensation and Human Resources Committee. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. A SAR granted under the 2016 Plan may be granted in tandem with an option and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option which corresponds to such SARs. SARs shall be subject to terms established by the Compensation and Human Resources Committee and reflected in the award agreement.

Restricted Stock

The Compensation and Human Resources Committee is authorized to award restricted stock under the 2016 Plan. Unless otherwise provided by the Compensation and Human Resources Committee and specified in an award agreement, restrictions on restricted stock will lapse after three years of service with the Company. The Compensation and Human Resources Committee will determine the terms of such restricted stock awards. Shares of restricted stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the Compensation and Human Resources Committee for a specified period. Unless the Compensation and Human Resources Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited.

Restricted Stock Unit Awards

The Compensation and Human Resources Committee is authorized to award restricted stock unit awards under the 2016 Plan. Unless otherwise provided by the Compensation and Human Resources Committee and specified in an award agreement, restricted stock units vest after three years of service with the Company. The Compensation and Human Resources Committee determines the terms of such restricted stock units. Unless the Compensation and Human Resources Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited. At the election of the Compensation and Human Resources Committee, the participant will receive a number of shares of common stock equal to the number of units earned or an amount in cash equal to the fair market value of that number of shares at the expiration of the period over which the units are to be earned or at a later date selected by the Compensation and Human Resources Committee.

Stock Bonus Awards

The Compensation and Human Resources Committee is authorized to grant awards of unrestricted shares of common stock or other awards denominated in shares of common stock, either alone or in tandem with other awards, under such terms and conditions as the Compensation and Human Resources Committee may determine.

Performance Compensation Awards

The Compensation and Human Resources Committee is authorized to grant any award under the 2016 Plan in the form of a performance compensation awards. The Compensation and Human Resources Committee will select the performance criteria based on one or more of the following factors: (i) revenue; (ii) sales; (iii) profit (net profit, gross profit, operating profit, economic profit, profit margins or other corporate profit measures); (iv) earnings (EBIT, EBITDA, earnings per share, or other corporate earnings measures); (v) net income (before or after taxes, operating income or other income measures); (vi) cash (cash flow, cash generation or other cash measures); (vii) stock price or performance; (viii) total stockholder return (stock price appreciation plus reinvested dividends divided by beginning share price); (ix) economic value added; (x) return measures (including, but not limited to, return on assets, capital, equity, investments or sales, and cash flow return on assets, capital, equity, or sales); (xi) market share; (xii) improvements in capital structure; (xiii) expenses (expense management, expense ratio, expense efficiency ratios or other expense measures); (xiv) business expansion or consolidation (acquisitions and divestitures); (xv) internal rate of return or increase in net present value; (xvi) working capital targets relating to inventory and/or accounts receivable; (xvii) inventory management; (xviii) service or product delivery or quality; (xix) customer satisfaction; (xx) employee retention; (xxi) safety standards; (xxii) productivity measures; (xxiii) cost reduction measures; and/or (xxiv) strategic plan development and implementation.

Transferability

Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative.  No award may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance shall be void and unenforceable against the Company; provided that the designation of a beneficiary shall not constitute an assignment, alienation, pledge, attachment, sale, transfer or encumbrance. The Compensation and Human Resources Committee, however, may permit awards (other than incentive stock options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Amendment

The 2016 Plan has a term of ten years from the effective date of the 2016 Plan. The Board may amend, suspend or terminate the 2016 Plan at any time; however, shareholder approval to amend the 2016 Plan may be necessary if applicable law or listing rule so requires. No amendment, suspension or termination will impair the rights of any participant or recipient of any award without the consent of the participant or recipient.

Change in Control

Except to the extent otherwise provided in an award, in the event of a change in control, all outstanding options and equity awards (other than performance compensation awards) issued under the 2016 Plan will become fully vested or the period of restriction will expire and performance compensation awards vest, as determined by the Compensation and Human Resources Committee, based on the level of attainment of the specified performance goals or assuming that that the applicable “target” levels of performance have been obtained or on such other basis as determined by the Compensation and Human Resources Committee.

2016 Long-Term Incentive Plan

In May 2016, the Board approved the 2016 Long-Term Incentive Plan (the “2016 LTIP”). This plan was approved by our stockholders on January 26, 2017.

The material features of the 2016 LTIP are:

•	The maximum number of shares of common stock to be issued under the 2016 LTIP is 260,000 shares;
•	The award of performance units is permitted;
•	The term of the 2016 LTIP expired on December 31, 2018.

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”).

The Board initially granted 405,000 units to adequately motivate the participants and drive performance for the period.

Units vest upon the following:

•	50% upon the employee being in good standing on December 31, 2020; and,
•	50% upon the average share price of the Company’s common stock during the 90-day period leading up to December 31, 2020, based upon the following Vesting Rate table:

Average 2019 Price	Vesting Rate
<$8 per share	0
>$8 per share	Pro-rated
>=$12 per share	Full Vesting

A fair valuation of the 2019 LTIP has not been completed; however, it is not expected to be material.

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

Jackson Note

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

From the proceed of the additional investment, the Company paid a closing fee of $280 and legal fees of $39 and issued 192,000 shares of the Company’s common stock as a closing commitment fee.

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

Debt Exchange Agreement

On November 15, 2018 the Company, entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Jackson, pursuant to which, among other things, Jackson agreed to exchange $13,000 (the “Exchange Amount”) of indebtedness of the Company held by Jackson in exchange for 13,000 shares of a newly created class of preferred stock designated as the Series E Convertible Preferred Stock, par value $0.00001 per share, of the Company (the “Series E Preferred Stock”). The Company evaluated the accounting for the conversion of debt to preferred stock and concluded this conversion is a troubled debt restructure. Accordingly, the issuance of an the Series E Preferred Stock to Jackson in full settlement of the $13,000 in debt is accounted for similar to the transfer of assets, with the equity interest being measured at its fair value, less legal fees and other direct costs. ASC 470-60 requires that the excess of the carrying amount of the payable over the fair value of the assets or equity interest transferred be recognized as a gain. However, given that Jackson is a related party, ASC 470-50-40-2 states that this type of restructuring is in essence a capital transaction. As a result, no gain was recorded. Instead, the difference between the fair value of the Preferred Stock, and Term Loan being extinguished, was recorded in paid in capital. The Company recorded a total of $12,214 related to this conversion, net of less legal fees and other direct costs including write off of $445 in deferred financing costs related to the $13,000 debt.

The Series E Preferred Stock ranks senior to the Company’s common stock and any other series or classes of preferred stock now or after issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution.  Each share of Series E Preferred Stock is initially convertible into 561 shares of common stock of the Company at any time after October 31, 2020 or the occurrence of a Preferred Default (as defined in the Certificate of Designation for the Series E Preferred Stock).  A holder of Series E Preferred Stock is not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into the Company’s common stock.  Series E Preferred Stock is redeemable by the Company at any time at a price per share equal to the stated value ($1,000 per share) plus all accrued and unpaid dividends thereon.

The Series E Preferred Stock carries quarterly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance and (ii) 17% after the occurrence of a Preferred Default, and (b) a dividend payable in shares of Series E-1 Convertible Preferred Stock.  The shares of Series E-1 Preferred Stock have all the same terms, preferences and characteristics as the Series E  Preferred Stock (including, without limitation, the right to receive cash dividends), except (i) Series E-1 Convertible Preferred Stock are mandatorily redeemable by the Company within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or November 15, 2020, for a cash payment equal to the Liquidation Value (as defined in the Certificate of Designation for the Series E Preferred Stock) plus any accrued and unpaid dividends thereon, (ii) each share of Series E-1 Preferred Stock is initially convertible into 602 shares of the Company’s common stock, and (iii) Series E-1 Convertible Preferred Stock may be cancelled and extinguished by the Company if all shares of Series E Preferred Stock are redeemed by the Company on or prior to October 31, 2020.

In connection with the debt exchange agreement with Jackson on November 15, 2018, the Company entered into Amendment No. 2 to the Amended and Restated Warrant Agreement with Jackson, where by the exercise price of the Warrant was reduced from $3.50 per share to $1.66 per share and the period within which the Warrant may be exercised was extended from January 26, 2022 to January 26, 2024. The Company calculated the $357 incremental fair value by calculating the fair value of the warrants immediately before and immediately after the modification and recorded this in additional paid in capital.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Through December 29, 2017, the Company’s principal independent registered accountant was RBSM LLP. On December 13, 2017, the Company changed its principal independent registered accountant to BDO USA, LLP on December 13, 2017. The aggregate fees billed for Fiscal 2018 and Fiscal 2017, for professional services rendered by the principal accountant are as follows:

	Fiscal 2018	Fiscal 2017
	BDO USA, LLP	BDO USA, LLP	RBSM LLP
Audit Fees	$386,625	$357,540	$250,000
Audit Related Fees	—	—	56,000
Tax Fees	32,707	116,000	—
Total	$419,332	$473,540	$306,000

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

Pre-Approval Policies and Procedure for Audit Services

The audit committee has developed policies and procedures regarding the approval of all services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in Fiscal 2018 and Fiscal 2018 were pre-approved by audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-55 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (1)
2.2	Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, FirstPro Inc., Firstpro Georgia LLC, April F. Nagel and Philip Nagel (2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (6)
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (7)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (8)
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (9)
3.8	Certificate of Designations, Preferences and Rights of Series D Preferred Stock (10)
3.9	Certificate of Designations, Preferences and Rights of Series E-1 Preferred Stock (11)
3.10	Certificate of Designations, Preferences and Rights of Series E-2 Preferred Stock (12)
3.11	Certificate of Correction for the Series D Preferred Stock, dated January 25, 2017 (13)
3.12	Certificate of Withdrawal of Series E-1 Preferred Stock (14)
3.13	Certificate of Withdrawal of Series E-2 Preferred Stock (15)
3.14	Certificate of Withdrawal of Series D Preferred Stock (16)
3.15	Certificate of Designation of Series E Convertible Preferred Stock (115)
3.16	Certificate of Correction to the Certificate of Designation of Series Convertible Preferred Stock
4.1	Form of Promissory Note (17)
4.2	Form of Warrant (18)
4.3	Form of Subscription Agreement (19)
4.4	Form of Warrant (20)
4.5	Form of Series A Bond (21)
4.6	Form of Warrant (22)
4.7	Revolving Loan Note issued pursuant to PRS Credit Agreement (23)
4.8	Registration Rights Agreement (24)
4.9	Debenture issued pursuant to Securities Purchase Agreement (25)
4.10	A Warrant issued pursuant to Securities Purchase Agreement (26)
4.11	B Warrant issued pursuant to Securities Purchase Agreement (27)
4.12	Three Year Note issued pursuant to Equity Purchase Agreement (28)
4.13	Two Year Note issued pursuant to Equity Purchase Agreement (29)
4.14	Form of Six Month Promissory Note (30)
4.15	Offer to Exchange Common Stock for Certain Outstanding Warrants (31)
4.16	Subordinated Secured Note issued to Jackson Investment Group LLC (32)
4.17	Warrant issued to Jackson Investment Group LLC (33)
4.18	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (34)
4.19	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (35)
10.1	Assignment of Employment Agreement by and between TRIG Capital Partners, LLC and the Company, dated February 21, 2012 (36)

Exhibit No.	Description
10.2	Form of Note Purchase Agreement (37)
10.3	Acquisition Agreement by and among IDC Technologies, Inc., Prateek Gattani and the Company, dated February 11, 2013 (38)
10.4	Employment Agreement with Alfonso J. Cervantes dated February 15, 2013 (39)
10.5	Letter Agreement by and among the Company and Chord Advisors, LLC dated February 15, 2013 (40)
10.6	Advisory Agreement by and among the Company and Grandview Capital Partners, Inc. dated February 16, 2013 (41)
10.7	Corporate Services Agreement by and between Pylon Management, Inc. and the Company dated February 14, 2013 (42)
10.8	Advisory Agreement by and between the Company and Joshua Capital, LLC dated February 15, 2013 (43)
10.9	Form of Subscription Agreement (44)
10.10	Stock Purchase Agreement by and among the Company, The Revolution Group, Ltd. and the shareholders of The Revolution Group, Ltd. dated March 21, 2013 (45)
10.11	Employment Agreement between the Company and Mark Aiello dated March 21, 2013 (46)
10.12	Stock Purchase Agreement by and among the Company, NewCSI, Inc. and the shareholders of NewCSI, Inc. dated August 14, 2013 (47)
10.13	Share Purchase Agreement, dated October 30, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (48)
10.14	Amendment No. 1 to the Share Purchase Agreement, dated December 10, 2013, by and among Staffing 360 Solutions, Inc. and the shareholders of Initio International Holdings Limited (49)
10.15	Form of Promissory Note (50)
10.16	Form of Deed of Warranties (51)
10.17	Disclosure Letter (52)
10.18	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (53)
10.19	Form of Deed of Restrictive Covenant by and between Matthew Briand and the Company (54)
10.20	Amendment No. 1 to Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Alfonso J. Cervantes (55)
10.21	Employment Agreement, dated December 31, 2013, by and among Staffing 360 Solutions, Inc. and Allan Hartley (56)
10.22	Employment Agreement, dated January 3, 2014, by and among Monroe Staffing Services, LLC and Matthew Briand (57)
10.23	Employment Agreement, dated January 3, 2014, by and among Staffing 360 Solutions Limited (f/k/a Initio International Holdings Limited) and Brendan Flood (58)
10.24	Asset Purchase Agreement, by and among Staffing 360 Solutions (UK) Limited, Poolia UK Ltd. and Poolia UK (59)
10.25	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (60)
10.26	Form of Promissory Note (61)
10.27	Form of Employment Agreement with PS (62)
10.28	Form of Employment Agreement with PRS (63)
10.29	Form of Noncompetition Agreement (64)
10.30	Amended and Restated Credit and Security Agreement, by and among Monroe Staffing Services, LLC, PeopleSERVE, Inc., and Wells Fargo Bank, National Association, dated July 25, 2014. (65)
10.31	Employment Agreement, dated July 29, 2014, by and between the Jeff R. Mitchell and the Company (66)
10.32	2014 Equity Compensation Plan (67)
10.33	Form of Series A Bond Purchase Agreement (68)
10.34	Share Purchase Agreement, dated February 27, 2015, between the Company, Cyber 360, Inc. and Mark P. Aiello, Michael A. Consolazio and Heather D. Haughey (69)
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

10.78	Agreement for Purchase of Debt, dated February 8, 2018, between CBS Butler Limited and HSBC Invoice Finance (UK) Limited (112)
10.79	Agreement for Purchase of Debt, dated February 8, 2018, between The JM Group (IT Recruitment) Limited and HSBC Invoice Finance (UK) Limited (113)
10.80	Agreement for Purchase of Debt, dated February 8, 2018, between Longbridge Recruitment 360 Ltd and HSBC Invoice Finance (UK) Limited (114)
10.81	Share Purchase Agreement, dated June 28, 2018, by and among Longbridge Recruitment 360 Limited, Staffing 360 Solutions, Inc., and Richard Ward
10.82	Agreement for Purchase of Debt, dated June 28, 2018, between HSBC Invoice Finance (UK) Limited, and Clement May Limited (118)
10.83	Term Loan letter agreement, dated June 26, 2018, between HSBC Bank plc, and Staffing 360 Solutions Limited (119)
10.84

Share Purchase Agreement, dated August 27, 2018, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker (previously filed as Exhibit 10.1 to the Company's Form 8-K/A filed with the SEC on November 2, 2018). (3)

10.85	Amendment No. 1 to Amended and Restated Warrant Agreement, dated August 27, 2018, between the Company and Jackson Investment Group, LLC (120)
10.86

Amendment No.10 and Joinder Agreement to Credit and Security Agreement and Limited Consent, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company and MidCap Funding X Trust (121)

10.87	First Omnibus Amendment, Joinder and Reaffirmation Agreement, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (122)
10.88	12% Senior Secured Note, due September 15, 2020, issued on August 27, 2018, to Jackson Investment Group, LLC (123)
10.89	First Amendment to Intercreditor Agreement, dated August 27, 2018, by and among Jackson Investment Group, LLC, the Company, certain subsidiaries of the Company, and MidCap Funding X Trust. (124)
10.90	Fifth Amended and Restated Revolving Loan Note, by and among certain subsidiaries of the Company and MidCap Funding X Trust (125)
10.91	Debt Exchange Agreement, dated November 15, 2018, by and between the Company and Jackson Investment Group LLC (128)
10.92	Second Omnibus Amendment, Joinder and Reaffirmation Agreement, dated November 15, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (129)
10.93	Amended and Restated 12% Senior Secured Note, due September 15, 2020, issued on November 15, 2018, to Jackson Investment Group, LLC (130)
10.94	Amendment No. 2 to Amended and Restated Warrant Agreement, dated November 15, 2018, between the Company and Jackson Investment Group, LLC (131)
10.95	Form of Securities Purchase Agreement, dated January 22, 2019, by and between the Company and the Purchaser signatory thereto (132)
10.96	Placement Agency Agreement dated January 22, 2019, between the Company and ThinkEquity (133)
10.97	Employment Agreement with Alicia Barker dated June 19, 2018 (136)
10.98	Severance Agreement with Christopher Lutzo (137)
10.99	Waiver Agreement - Series A Preferred Stock (138)
10.100	First Amendment to 2016 Omnibus Incentive Plan (139)
10.101*	Amendment No. 11 to the Credit Agreement dated February 7, 2019 by and among Midcap Funding X Trust, the Company and certain subsidiaries of the Company
10.102*	Third Omnibus Amendment and Reaffirmation Agreement dated February 7, 2019, by and among Jackson Investment Group LLC, the Company and certain subsidiaries of the Company
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema

Exhibit No.	Description
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

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

(95)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(96)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(97)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(98)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(99)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(100)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2017.
(101)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(102)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

(103)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(104)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(105)	Previously filed as Exhibit 10.70 to the Company’s Transition Report on Form 10-KT, filed with the SEC on April 12, 2017.
(106)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.
(107)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.
(108)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(109)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(110)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(111)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(112)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(113)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(114)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(115)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018
(116)	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018
(117)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018

(118) Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018

(119) Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018

(120)     Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018

(121)     Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018

(122)     Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018

(123)     Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018

(124)     Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018

(125)     Previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018

(126)     Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018

(127)    Previously filed as Exhibit 10.92 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16,     2018.

(128) Previously filed as Exhibit 10.93 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.

(129) Previously filed as Exhibit 10.94 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.

(130) Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019.

(131) Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019.

(132) Previously filed as Exhibit 24.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.

(133) Previously filed as Exhibit 5.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

(134) Previously filed as Exhibit 10.97 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

(135) Previously filed as Exhibit 10.98 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

(136) Previously filed as Exhibit 10.99 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

(137) Previously filed as Exhibit 10.100 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

(138) Previously filed as Exhibit 23.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

(139) Previously filed as Exhibit 23.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

(140) Previously included in Exhibit 5.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: March 22, 2019	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2019	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Flood	Chairman, Chief Executive Officer and Director	March 22, 2019
Brendan Flood

/s/ Dimitri Villard	Director	March 22, 2019
Dimitri Villard

/s/ Nicholas Florio	Director	March 22, 2019
Nicholas Florio

/s/ Jeff Grout	Director	March 22, 2019
Jeff Grout