Form 10-Q
period 2019-03-30
Staffing 360 Solutions, Inc.
filed 2019-05-13
CIK 1499717

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2019, there were 8,239,948 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	March 30,	December 29,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,523	$3,181
Accounts receivable, net	34,286	32,746
Prepaid expenses and other current assets	1,410	1,197
Total Current Assets	38,219	37,124

Property and equipment, net	1,549	1,639
Intangible assets, net	21,938	22,657
Goodwill	32,061	32,061
Right of use asset - leases	4,548	—
Other assets	2,998	2,956
Total Assets	$101,313	$96,437
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$22,199	$18,283
Interest payable - related party	1,462	1,457
Current portion of debt	674	657
Accounts receivable financing	17,112	21,979
Lease liabilities, current	1,691	—
Other current liabilities	8,502	9,642
Total Current Liabilities	51,640	52,018

Term loan - related party, net	34,716	34,568
Term loan	823	997
Lease liabilities, non current	2,938	—
Other long-term liabilities	3,930	4,659
Total Liabilities	94,047	92,242

Commitments and contingencies	—	—
Series E-1 Preferred Stock, 6,500 designated, $1,000 par value, 244 and 81 shares issued and outstanding as of March 30, 2019 and December 29, 2018, respectively	—	—

Stockholders' Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, 1,663,008 shares designated, $1.00 stated value, 1,663,008 shares issued and outstanding, as of March 30, 2019 and December 29, 2018	—	—
Series E Preferred Stock, 13,000 designated, $1,000 par value, 13,000 shares issued and outstanding as of March 30, 2019 and December 29, 2018	13	13
Common stock, $0.00001 par value, 40,000,000 and 20,000,000 shares authorized as of March 30, 2019 and December 29, 2018, respectively; 8,234,348 and 5,326,068 shares issued and outstanding, as of March 30, 2019 and December 29, 2018, respectively	—	—
Additional paid in capital	77,232	73,772
Accumulated other comprehensive income	1,435	2,053
Accumulated deficit	(71,414)	(71,643)
Total Stockholders' Equity	7,266	4,195
Total Liabilities and Stockholders' Equity	$101,313	$96,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q1 2019	Q1 2018
Revenue	$73,829	$55,791

Cost of Revenue, excluding depreciation and amortization stated below	61,711	44,210

Gross Profit	12,118	11,581

Operating Expenses:
Selling, general and administrative expenses	10,491	11,188
Depreciation and amortization	877	798
Total Operating Expenses	11,368	11,986

Income (Loss) From Operations	750	(405)

Other (Expenses) Income:
Interest expense and amortization of debt discount and deferred financing costs	(2,007)	(2,077)
Gain in fair value of warrant liability	—	538
Re-measurement gain on intercompany note	351	575
Gain on settlement of deferred consideration	847	—
Other income, net	286	250
Total Other Expenses, net	(523)	(714)

Income (Loss) Before Provision for Income Tax	227	(1,119)

Benefit from (Provision for) income taxes	2	(152)

Net Income (Loss)	229	(1,271)

Dividends - Series A preferred stock - related party	50	50
Dividends - Series E preferred stock - related party	390	—
Dividends - Series E-1 preferred stock - related party	182	—

Net Loss Attributable to Common Stock Holders	$(393)	$(1,321)

Basic and Diluted Loss per Share:

Net Loss Attributable to Common Stock Holders	$(0.06)	$(0.33)
Weighted Average Shares Outstanding – Basic and Diluted	6,914,601	3,988,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Q1 2019	Q1 2018
Net Income (Loss)	$229	$(1,271)

Other Comprehensive loss
Foreign exchange translation adjustment	(618)	(916)
Comprehensive Loss Attributable to the Company	$(389)	$(2,187)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series E-1		Series A		Series E		Common Stock
Balance December 29, 2018	81	$—	1,663,008	$—	13,000	$13	5,326,068	$—	$73,772	$2,053	$(71,643)	$4,195
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	5,600	—	199	—	—	199
Sale of common stock, net	—	—	—	—	—	—	2,902,680	—	3,964	—	—	3,964
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(50)	—	—	(50)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(390)	—	—	(390)
Dividends - Series E-1 Preferred Stock - Related Party	162	—	—	—	—	—	—	—	(182)	—	—	(182)
Dividends - Common Stock holders	—	—	—	—	—	—	—	—	(81)	—	—	(81)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	(618)	—	(618)
Net loss	—	—	—	—	—	—	—	—	—	—	229	229
Balance March 30, 2019	243	$—	1,663,008	$—	13,000	$13	8,234,348	$—	$77,232	$1,435	$(71,414)	$7,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series A		Common Stock
Balance December 30, 2017	1,663,008	$—	3,909,114	$—	$57,574	$783	$(65,142)	(6,785)
Shares issued to/for:
Employees, directors and consultants	—	—	18,200	—	373	—	—	373
At-Market-Facility, net	—	—	130,545	—	408	—	—	408
Additional shares issues on share split	—	—	426	—	—	—	—	—
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	(50)	—	—	(50)
Foreign currency translation gain	—	—	—	—	—	(914)	—	(914)
Net loss	—	—	—	—	—	—	(1,271)	(1,271)
Balance March 31, 2018	1,663,008	$—	4,058,285	$—	$58,305	$(131)	$(66,413)	$(8,239)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q1 2019	Q1 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$229	$(1,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	877	798
Amortization of debt discount and deferred financing costs	157	122
Gain in fair value of warrants	—	(538)
Stock based compensation	199	373
Gain on settlement of deferred consideration	(847)	—
Re-measurement gain on intercompany note	(351)	(575)
Changes in operating assets and liabilities:
Accounts receivable	(1,717)	7,026
Prepaid expenses and other current assets	(212)	(47)
Other assets	(79)	(9)
Accounts payable and accrued expenses	3,547	2,795
Interest payable - related party	—	(160)
Other current liabilities	(118)	447
Other long-term liabilities and other	558	(114)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,243	8,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(44)	(56)
Collection of UK factoring facility deferred purchase price	3,469	1,269
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,425	1,213

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(156)	(254)
Repayments on accounts receivable financing, net	(8,606)	(9,714)
Dividends paid to related parties	(245)	(50)
Dividends paid on common stock	(81)	—
Proceeds from sale of common stock	4,914	415
Payments made for earn-outs	(1,200)	(90)
Third party financing costs	(950)	(7)
NET CASH USED IN FINANCING ACTIVITIES	(6,324)	(9,700)

NET (DECREASE) INCREASE IN CASH	(656)	360

Effect of exchange rates on cash	(2)	(2)

Cash - Beginning of period	3,181	3,100

Cash - End of period	$2,523	$3,458

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2018 are included in the Company’s December 29, 2018 Form 10-K (“Fiscal 2018”), filed with the United States Securities and Exchange Commission on March 25, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended March 30, 2019 are not necessarily indicative of results for the entire year ending December 28, 2019. This report is for the period December 30, 2018 to March 30, 2019 (“Q1 2019”) and December 31, 2017 to March 31, 2018 (“Q1 2018”).

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the quarter ended March 30, 2019, the Company has an accumulated deficit of $71,414 and a working capital deficit of $13,421. At March 30, 2019, we had total debt of $37,237 and $2,523 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, bonds, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

Further, our note issued to Jackson Investment Group LLC includes certain financial customary covenants and the Company has had instances of non-compliance. Management has historically been able to obtain from Jackson Investment Group LLC waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson Investment Group LLC refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Q1 2019 was comprised of $70,998 of temporary contractor revenue and $2,831 of permanent placement revenue, compared with $52,997 and $2,794 for Q1 2018, respectively. Refer to Note 9 for further details on breakdown by segments.

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

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, and tax audit settlements.  The effective income tax rate was (1.06)% and (8.8)% for the period ending Q1 2019 and Q1 2018, respectively.

Foreign Currency

The Company recorded a non cash foreign currency remeasurement gain of $351 and $575 in Q1 2019 and Q1 2018, respectively, associated with its U.S dollar denominated intercompany note.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  The Company adopted this guidance effective December 30, 2018. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard provides a number of optional practical expedients in transition. The

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The adoption of the new standard resulted in the recognition of additional lease liabilities of approximately $4,629, and right-of-use assets of approximately $4,548 million as of March 30, 2019 related to the Company’s operating leases. The new standard did not have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows.

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share.”  Basic earnings per share are calculated by dividing income available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For Q1 2019 and Q1 2018, pursuant to the two-class method, as a result of the net loss attributable to common stock holders, losses were not allocated to the participating securities.

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 30, 2019 and March 31, 2018 have not been included in the diluted earnings per share computations, as their inclusion would be anti dilutive due to the Company’s net loss as of March 30, 2019 and March 31, 2018:

	March 30,	March 31,
	2019	2018
Convertible preferred shares	7,492,995	43,239
Warrants	925,935	925,935
Restricted shares - unvested	557,184	475,332
Long term incentive plan (LTIP)	375,000	178,728
Options	111,400	125,400
Total	9,462,514	1,748,634

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

On June 28, 2018, Clement May Limited (“CML”), the Company’s new subsidiary entered into a new agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days.

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

ABN AMRO Commercial Finance

In conjunction with the HSBC Invoice Finance (UK) Ltd – New Facility, on February 8, 2018, Staffing 360 Solutions Limited and The JM Group terminated its facility with ABN AMRO Commercial Finance and the remaining balance was paid in full.

NOTE 5 – DEBT

	March 30,	December 29,
	2019	2018
Jackson Investment Group - related party	$35,740	$35,740
HSBC Term Loan	1,497	1,653
Total Debt, Gross	37,237	37,393
Less: Debt Discount and Deferred Financing Costs	(1,024)	(1,171)
Total Debt, Net	36,213	36,222
Less: Current Portion, Net	(674)	(657)
Total Long-Term Debt, Net	$35,539	$35,565

The note issued to Jackson Investment Group LLC (“Jackson”) includes certain financial customary covenants, including a leverage ratio covenant. As of March 30, 2019, the Company was not in compliance with all covenants. On May 13, 2019, the Company received a waiver from Jackson curing the non-compliance as of March 30, 2019.

NOTE 6 – LEASES

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to apply the short-term lease exception to all leases of one year or less. Consequently, as a result of the adoption of ASC 842, we recognized a right of use (“ROU”) lease asset of approximately $4,548 with a corresponding lease liability of approximately $4,629 based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

Quantitative information regarding the Company’s leases for the period ended March 30, 2019 is as follows:

Lease Cost	Classification	1Q 2019
Operating lease cost	SG&A Expenses	441

Other information
Weighted average remaining lease term (years)	2.8
Weighted average discount rate	6.3%

Future Lease Payments
2019	$1,258
2020	1,494
2021	1,215
2022	405
2023	156
Thereafter	586
$5,114

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Note: As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

NOTE 7 – EQUITY

Common Stock

The Company issued the following shares of common stock during the three month period ended March 30, 2019:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Equity raise	2,902,680	$4,914	$1.65	$2.00
Board and Committee members	5,600	10	1.79	1.79
	2,908,280	$4,924

The Company issued the following shares of common stock during the three month period ended March 31, 2018:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
At-the-Market Facility	130,545	$415	$2.35	$3.50
Consultants	14,000	46	3.22	3.42
Board and Committee members	4,200	15	3.25	3.25
Reverse stock split (rounding up shares)	426	-	-	-
	149,171	$476

Subsequent to March 30, 2019, the Company granted 5,600 shares of common stock valued at $9 to the board of directors.

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of March 30, 2019, the Company has a total of 557,184 shares unvested issued to employees and Board and committee members. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $145 and $245, for the periods ended Q1 2019 and Q1 2018, respectively.

Stock Options

The Company recorded share based payment expense of $24 and $82 for the periods ended Q1 2019 and Q1 2018, respectively.

Convertible Preferred Shares

Series A Preferred Stock – Related Party

In the period ended Q1 2019 and Q1 2018, the Company paid $50 and $50, respectively, in dividends to its Series A preferred stock holders. The Company did not have any Series A dividends payable to preferred stock holders at the end of Q1 2019 and Q1 2018.

Series E Preferred Stock - Related Party

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

On January 22, 2019, the Company completed a registered direct offering of 387,500 common stock that generated $775 in gross proceeds that were used for working capital purposes. On February 12, 2019, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to an underwriting agreement between the Company and the underwriter, dated as of February 8, 2019, the Company issued and sold 2,425,000 shares of its common stock, at a public offering price of $1.65 per share. Notwithstanding the terms of the certificate of designations for Series E Preferred Stock, Jackson, the holder our outstanding shares of Series E Preferred Stock, did not require us to use the proceeds from our recent offerings in excess of $3,000 to redeem outstanding shares of the Series E Preferred Stock.  Instead, we used such excess proceeds to make a terminal payment to the sellers of FirstPro in final settlement of all deferred consideration due under our asset purchase agreement with such sellers.

As of March 30, 2019, 7,303,371 shares and 146,386 of common stock were issuable upon the potential conversion of Series E Preferred Stock and Series E-1 Preferred Stock, respectively. Due to the contingent nature of the cash redemption feature of the Series E-1 Preferred Stock, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

In the period ended Q1 2019, the Company paid $195 in dividends to its Series E preferred stock holders.

Warrants

The Company had accounted for certain warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The warrants issued to Jackson are considered to be Level 3 liabilities under ASC 820.  On April 25, 2018, the Company and Jackson amended the warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclass the remaining liability to Additional paid-in capital. The Company recorded a change in fair value of the warrant liability of  $538 in Q1 2018 using Black-Scholes valuation model.

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”).

The Board granted 375,000 units to adequately motivate the participants and drive performance for the period.

Units vest upon the following:

•	50% upon the employee being in good standing on December 31, 2020; and,
•	50% upon the average share price of the Company’s common stock during the 90-day period leading up to December 31, 2020, based upon the following Vesting Rate table:

Average 2019 Price	Vesting Rate
<$8 per share	0
>$8 per share	Pro-rated
>=$12 per share	Full Vesting

The Company recorded share based expense of approximately $30 in Q1 2019 in connection with this. The Company performed a valuation of these units and determined them to be valued at $586 using a combination of Black-Sholes and Monte Carlo valuation models.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of CBS Butler on September 15, 2017, the purchase price includes an earn-out payment of up to £4,214 (payable in December 2018, based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018) and deferred consideration of £150 less the aggregate amount of any net asset shortfall amount, if any, as determined pursuant to the acquisition agreements for the acquisition of CBE Butler. In September 2018, the Company paid the deferred consideration of £150 ($195). Subsequent to March 30,2019, the Company paid £505 ($656) towards this earnout.

While the Company has recognized the liability for the contingent earn-out due the sellers of CBS Butler within current liabilities as of December 29, 2018, in March 2019 the Company filed a warranty claim against the sellers asserting certain misrepresentations for an amount which approximates the contingent earn-out. In April 2019, the sellers of CBS Butler responded denying the Company’s warranty claim and asserting that the earn-out amount is due.

Pursuant to the acquisition of FirstPro Inc. (“FirstPro”) on September 15, 2017, the purchase price includes deferred quarterly installments of $75 beginning on October 1, 2017, and $2,675 is payable annually in three equal installments beginning on September 15, 2018. On March 1, 2019, the Company paid $1,125 in full satisfaction of the remaining liability, recognizing a gain of $847.

Pursuant to the acquisition of CML on June 28, 2018, the purchase price includes an earnout payment of up to £500 to be paid on or around December 28, 2019; and deferred consideration of £350, the amount to be calculated and paid pursuant to the Share Purchase Agreement, on or around June 28, 2019.

Pursuant to the acquisition of Key Resources Inc. (“KRI”) on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 and $2,027 on August 27, 2019 and August 27, 2020, respectively.  The payment of the earnout consideration is contingent on KRI’s achievement of certain trailing gross profit amounts.

NOTE 9 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q1 2019	Q1 2018
Commercial Staffing - US	$30,085	$21,396
Professional Staffing - US	9,581	14,667
Professional Staffing - UK	34,163	19,728
Total Revenue	$73,829	$55,791

Commercial Staffing - US	$4,632	$3,898
Professional Staffing - US	3,714	3,985
Professional Staffing - UK	3,772	3,698
Total Gross Profit	$12,118	$11,581

Selling, general and administrative expenses	$(10,491)	$(11,188)
Depreciation and amortization	(877)	(798)
Interest expense and amortization of debt discount and deferred financing costs	(2,007)	(2,077)
Gain in fair value of warrant liability	—	538
Re-measurement gain on intercompany note	351	575
Gain on settlement of deferred consideration	847	—
Other income, net	286	250
Income (Loss) Before Provision for Income Tax	$227	$(1,119)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Q1 2019
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$65	$1,881	$885	$2,831
Temporary Revenue	30,020	7,700	33,278	70,998
Total	$30,085	$9,581	$34,163	$73,829

	Q1 2018
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$72	$1,507	$1,215	$2,794
Temporary Revenue	21,324	13,160	18,513	52,997
Total	$21,396	$14,667	$19,728	$55,791

As of March 30, 2019 and December 29, 2018, the Company has assets in the U.S., the U.K. and Canada as follows:

	March 30,	December 29,
	2019	2018
United States	$73,088	$70,267
United Kingdom	28,099	26,047
Canada	126	123
Total Assets	$101,313	$96,437

NOTE 10 – ACQUISITIONS

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisition of KRI and CML were acquired on January 1, 2017.

Q1 2018
Revenues	$76,801
Net loss from continuing operations	(915)

Included in revenues for Q1 2018, is $4.3 million associated with PeopleServe Inc., which was disposed in June 2018.

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

In addition to the Series E and Series E-1 Preferred Shares and notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

The Company had the following activity with its Board and Committee Members:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	Q1 2019
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	1,400	$3	$8
Jeff Grout	19	1,400	3	8
Nick Florio	19	1,400	3	8
Alicia Barker	—	1,400	3	—
	$57	5,600	$12	$24

	Q1 2018
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	1,400	$5	$20
Jeff Grout	19	1,400	5	20
Nick Florio	19	1,400	5	20
	$57	4,200	$15	$60

The Company has no balances in accounts payable and accrued expenses – related parties account as of March 30, 2019.

The Briand Separation Agreement                           Matthew Briand, the Company’s former employee, board member and officer, resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. The Company paid $17 in Q1 2019 to Mr. Briand as part of this separation agreement. The accrued balance due to Mr. Briand as of March 30, 2019 is $184.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q1 2019	Q1 2018
Cash paid for:
Interest	$2,210	$1,710
Income taxes	—	22

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$3,712	$1,144

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

For three-month periods ended March 30, 2019 and March 31, 2018

	Q1 2019	% of Revenue	Q1 2018	% of Revenue	Growth
Revenue	$73,829	100.0%	$55,791	100.0%	32.3%
Direct cost of revenue	61,711	83.6%	44,210	79.2%	39.6%
Gross profit	12,118	16.4%	11,581	20.8%	4.6%
Operating expenses	11,368	15.4%	11,986	21.5%	(5.2)%
Income (loss) from operations	750	1.0%	(405)	(0.7)%	(285.2)%
Other expenses	(523)	(0.7)%	(714)	(1.3)%	(26.8)%
Benefit from (Provision for) income taxes	2	0.0%	(152)	(0.3)%	(101.3)%
Net Income (Loss)	$229	0.3%	$(1,271)	(2.3)%	(118.0)%

Revenue

For Q1 2019, revenue increased by 32.3% to $73,829, as compared with $55,791, for Q1 2018. Of that growth, $21,010 was from the acquisitions of Clement May and KRI coupled with organic growth of $2,509.  This was partially offset by a decline of $4,337 from divesting of PeopleServe and $1,144 from unfavorable foreign currency translation.  Within organic growth, temporary contractor revenue grew $2,415 and permanent placement grew $94.

Revenue in Q1 2019 was comprised of $70,998 of temporary contractor revenue and $2,831 of permanent placement revenue, compared with $52,997 and $2,794 for Q1 2018, respectively.

Direct cost of revenue, Gross profit and gross margin

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q1 2019, direct cost of revenue was $61,711, an increase of 39.6% from $44,210 in Q1 2018, compared with revenue growth of 32.3%.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Gross profit for Q1 2019 was $12,118, an increase of 4.6% over $11,581 for Q1 2018, representing gross margin of 16.4% and 20.8% for each period, respectively.  Gross profit growth was primarily attributable to the impact of acquisitions. This was partly offset by the divestiture of the lower margin PeopleServe business, workers’ compensation insurance savings realized in Q1 2018 with no corresponding credit in Q1 2019, and mix within the organic revenue growth.

Operating expenses

Operating expenses for Q1 2019 were $11,368, a decrease of 5.2% over $11,986 for Q1 2018.  The acquisitions of Clement May, and KRI drove an additional increase of 9.5% in operating expense.  Excluding the acquisitions, operating expenses decreased by 14.7% driven by lower non-recurring costs, legal, and other costs associated with acquisitions, lower variable costs and savings attributable to synergies within the subsidiaries, cost savings initiatives, and PeopleServe divesture.

Other Expenses

Other expenses for Q1 2019 was $523, a decrease of 26.8% from $714 in Q1 2018. The decrease is driven by the following: $105 lower interest expense recorded in Q1 2019 versus Q1 2018 due to the $13 million debt conversion in Q3 2018; $847 gain on settlement of firstPRO deferred consideration in Q1 2019; $36 higher other income driven mainly by higher investment income on the Company’s workers’ compensation collateral.  These were partially offset by a gain of $538 from fair valuing warrants in Q1 2018, with no corresponding gain in Q1 2019; $224 of lower gain in Q1 2019 versus Q1 2018 from remeasuring the Company’s intercompany note; $35 of higher amortization of debt discount and deferred financing costs.

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

The following table details Revenue and Gross Profit by Sector:

	Q1 2019	Mix	Q1 2018	Mix
Commercial Staffing - US	$30,085	41%	$21,396	38%
Professional Staffing - US	9,581	13%	14,667	26%
Professional Staffing - UK	34,163	46%	19,728	36%
Total Revenue	$73,829		$55,791

Commercial Staffing - US	$4,632	38%	$3,898	34%
Professional Staffing - US	3,714	31%	3,985	34%
Professional Staffing - UK	3,772	31%	3,698	32%
Total Gross Profit	$12,118		$11,581

Commercial Staffing - US	15.4%		18.2%
Professional Staffing - US	38.8%		27.2%
Professional Staffing - UK	11.0%		18.7%
Total Gross Margin	16.4%		20.8%

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

	Q1 2019	Q1 2018	Trailing Twelve Months Q1 2019	Trailing Twelve Months Q1 2018
Net income (loss)	$229	$(1,271)	$(5,001)	$(16,681)

Interest expense and amortization of debt discount and deferred financing costs	2,007	2,077	8,896	7,506
(Benefit from) Provision for income taxes	(2)	152	(132)	1,079
Depreciation and amortization	877	798	3,203	3,604
EBITDA	$3,111	$1,756	$6,966	$(4,492)

Acquisition, capital raising and other non-recurring expenses (1)	211	847	2,488	2,455
Other non-cash charges (2)	197	373	982	1,409
Gain in fair value of warrant liability	—	(538)	(341)	(1,013)
Re-measurement (gain) loss on intercompany note	(351)	(575)	910	(575)
Gain on settlement of deferred consideration	(847)	—	(847)	—
Loss on extinguishment of debt, net	—	—	—	4,764
Restructuring charges	—	—	(57)	780
Impairment of goodwill	—	—	—	4,790
Gain from sale of business	—	—	(238)	—
Other income	(286)	(250)	(434)	(142)
Adjusted EBITDA	$2,035	$1,613	$9,429	$7,976

Pre-Acquisition Adjusted EBITDA (3)			$1,389	$2,364

Pro Forma TTM Adjusted EBITDA (4)			$10,818	$10,340

Gross Profit TTM			$48,841	$40,996

TTM Adjusted EBITDA as percentage of gross profit TTM			19.3%	19.5%
(1)

Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.
(3)	Pre-Acquisition Adjusted EBITDA excludes the Adjusted EBITDA of acquisitions for the period prior to the acquisition date.
(4)	Pro Forma TTM Adjusted EBITDA includes the Adjusted EBITDA of acquisitions for the period prior to the acquisition date.

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

	Three Months Ended
	March 30, 2019	March 31, 2018
Gross Profit - TTM (Current Period)	$48,841	$40,996
Gross Profit - TTM (Prior Period)	40,996	31,662
Gross Profit - Growth	$7,845	$9,334

Adjusted EBITDA - TTM (Current Period)	$9,429	$7,976
Adjusted EBITDA - TTM (Prior Period)	7,976	5,390
Adjusted EBITDA - Growth	$1,453	$2,586

Operating Leverage	18.5%	27.7%

Leverage Ratio Calculated as Total Long-Term Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	March 30, 2019	December 29, 2018
Total Long-Term Debt, Net	$35,539	$35,565
Addback: Total Debt Discount and Deferred Financing Costs	1,024	1,171
Total Long-Term Debt	$36,563	$36,736

TTM Adjusted EBITDA	$9,429	$9,007

Pro Forma TTM Adjusted EBITDA	$10,818	$11,384

Pro Forma Leverage Ratio	3.4x	3.2x

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q1 2019	Q1 2018
Net cash provided by operating activities	$2,243	$8,847

Collection of UK factoring facility deferred purchase price	3,469	1,269

Repayments on accounts receivable financing	(8,606)	(9,714)

Net cash (used in) provided by operating activities including proceeds from accounts receivable financing	$(2,894)	$402

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

As of and for the period ended March 30, 2019, the Company had a working capital deficiency of $13,421, an accumulated deficit of $71,414, and a net gain of $229. Management believes the Company is a going concern meaning it will meet its obligations for the next 12 months as of the date these financial statements are issued.

Operating activities

For Q1 2019, net cash provided by operations of $2,243 was primarily attributable changes in operating assets and liabilities totaling $1,979, non-cash adjustments of $35 and net income of $229. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $1,717, increase in prepaid expenses and other current assets of $212, increase other assets of $79, decrease in current liabilities of $118; offset by increase in accounts payable and accrued expenses of $3,547 and increase in other long term liabilities and other of $558. Total non-cash adjustments of $35 primarily includes depreciation and amortization of intangible assets of $877, stock based compensation of $199, amortization of debt discounts and deferred financing of $157; offset by foreign currency re-measurement on intercompany loan of $351 and gain from settlement of the FirstPro deferred consideration of $847.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

For Q1 2018, net cash provided by operations of $8,847 was primarily attributable changes in operating assets and liabilities totaling $9,938, non-cash adjustments of $180, offset by net loss of $1,271. Changes in operating assets and liabilities primarily relates decrease in accounts receivable of $7,026, increase in accounts payable and accrued expenses of $2,795, increase in other current liabilities of $447, increase in other long-term liabilities of $50, offset by decrease in related party interest payable of $160, increase in prepaids and other current assets of $47, and other of $164. Total non-cash adjustments of $180 primarily includes amortization of debt discounts and deferred financing of $122, stock based compensation of $373, depreciation and amortization of intangible assets of $798; offset by gain on fair value of warrants of $538 and foreign currency re-measurement gain on intercompany loan of $575.

Investing activities

For Q1 2019, net cash flows provided by investing activities was $3,425, $3,469 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $44.

For Q1 2018, net cash flows provided by investing activities was $1,213, of which $1,269 is collection of the beneficial interest from HSBC, partially offset by purchase of property and equipment of $56.

Financing activities

For Q1 2019, net cash flows used in financing activities totaled $6,324, of which $8,606 relates to repayments on accounts receivable financing, net, payment on FirstPro deferred consideration for $1,200, third party financing costs of $950, dividends paid to related parties of $245, dividends paid to shareholders of $81, and repayment on HSBC loan of $156; offset by proceeds from equity raise of $4,914.

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

Critical Accounting Policies and Estimates

Refer to the Form 10-K filed with the SEC on March 25, 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  The Company adopted this guidance effective December 30, 2018. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The adoption of the new standard resulted in the recognition of additional lease liabilities of approximately $4,629, and right-of-use assets of approximately $4,548 million as of March 30, 2019 related to the Company’s operating leases. The new standard did not have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in our system of internal control over financial reporting occurred during the period ended March 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

No material developments.

Item 1A. Risk Factors.

Except as otherwise set forth below, there have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Our Amended and Restated Certificate of Incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Our Amended and Restated Certificate of Incorporation provides that, unless we consents in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Corporation, (b) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee to us or our stockholders, (c) any action asserting a claim against us or any director or officer or other employee arising pursuant to any provision of the General Corporation Law of the State of Delaware or our Amended and Restated Certificate of

Incorporation or our By-Laws (as either may be amended from time to time), or (d) any action asserting a claim against us or any director or officer or other employee governed by the internal affairs doctrine shall be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). This exclusive forum provision will apply to state and federal law claims, including claims under the federal securities laws (including actions arising under the Securities Exchange Act of 1934 or the Securities Act of 1933), although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act of 1933, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933 or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under federal securities laws. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our Amended and Restated Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision is inapplicable or unenforceable.

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
3.4

Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7,

2019 (previously filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on February

11, 2019)

10.1

Form of Securities Purchase Agreement, dated January 22, 2019, by and between the Company and the

Purchaser (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2019).

10.2	Placement Agency Agreement dated January 22, 2019, between the Company and ThinkEquity (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2019)
10.3	Waiver Agreement – Series A Preferred Stock (Previously filed as Exhibit 10.99 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A filed on January 31, 2019)
10.4

Amendment Agreement, dated February 27, 2019, by and among Staffing 360 Georgia, LLC, Firstpro, Inc., Firstpro

Georgia, LLC, April F. Nagel and Philip Nagel (Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2019)

10.5

Amendment No. 11 to the Credit Agreement dated February 7, 2019 by and among Midcap Funding X Trust, the Company and certain subsidiaries of the Company (Previously filed as Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed on March 25, 2019)

10.6

Third Omnibus Amendment and Reaffirmation Agreement dated February 7, 2019, by and among Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (Previously filed as Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed on March 25, 2019)

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

Date: May 13, 2019	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 13, 2019	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)