Form 10-Q
period 2019-06-29
Staffing 360 Solutions, Inc.
filed 2019-08-14
CIK 1499717

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 13, 2019, there were 8,680,148 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 29, 2019 (unaudited) and December 29, 2018	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 29, 2019 and three and six month periods ended June 30, 2018	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 29, 2019 and the three and six month periods ended June 30, 2018	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six month period ended June 29, 2019 and June 30, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six month period ended June 29, 2019 and June 30, 2018	6
	Notes to Unaudited Condensed Consolidated Financial Statements	13
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4	Controls and Procedures	26

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	28
Item 1A	Risk Factors	28
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3	Defaults Upon Senior Securities	28
Item 4	Mine Safety Disclosures	28
Item 5	Other Information	28
Item 6	Exhibits	29

Signatures		30

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	June 29,	December 29,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,411	$3,181
Accounts receivable, net	31,694	32,746
Prepaid expenses and other current assets	1,563	1,197
Total Current Assets	34,668	37,124

Property and equipment, net	1,686	1,639
Intangible assets, net	21,219	22,657
Goodwill	32,061	32,061
Right of use asset - leases	5,409	—
Other assets	3,410	2,956
Total Assets	$98,453	$96,437
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$20,712	$18,283
Payable - related party	1,917	1,457
Current portion of debt	657	657
Accounts receivable financing	17,288	21,979
Lease liabilities, current	1,724	—
Other current liabilities	7,021	9,642
Total Current Liabilities	49,319	52,018

Term loan - related party, net	34,870	34,568
Term loan	639	997
Lease liabilities, non current	3,791	—
Other long-term liabilities	3,939	4,659
Total Liabilities	92,558	92,242

Commitments and contingencies	—	—
Series E-1 Preferred Stock, 6,500 designated, $0.00001 par value, 405 and 81 shares issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	—	—

Stockholders' Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, 1,663,008 shares designated, $1.00 stated value, 1,663,008 shares issued and outstanding, as of June 29, 2019 and December 29, 2018	—	—
Series E Preferred Stock, 13,000 designated, $0.00001 par value, 13,000 shares issued and outstanding as of June 29, 2019 and December 29, 2018	13	13
Common stock, $0.00001 par value, 40,000,000 and 20,000,000 shares authorized as of June 29, 2019 and December 29, 2018, respectively; 8,245,948 and 5,326,068 shares issued and outstanding, as of June 29, 2019 and December 29, 2018, respectively	1	—
Additional paid in capital	76,711	73,772
Accumulated other comprehensive income	2,055	2,053
Accumulated deficit	(72,885)	(71,643)
Total Stockholders' Equity	5,895	4,195
Total Liabilities and Stockholders' Equity	$98,453	$96,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q2 2019	Q2 2018	Q2 2019 YTD	Q2 2018 YTD
Revenue	$73,495	$59,727	$147,324	$115,518

Cost of Revenue, excluding depreciation and amortization stated below	61,403	47,845	123,114	92,055

Gross Profit	12,092	11,882	24,210	23,463

Operating Expenses:
Selling, general and administrative expenses	10,700	11,030	21,191	22,218
Depreciation and amortization	877	712	1,754	1,510
Total Operating Expenses	11,577	11,742	22,945	23,728

Income (Loss) From Operations	515	140	1,265	(265)

Other (Expenses) Income:
Interest expense and amortization of debt discount and deferred financing costs	(1,911)	(2,066)	(3,918)	(4,143)
Gain in fair value of warrant liability	—	341	—	879
Re-measurement loss on intercompany note	(368)	(721)	(17)	(146)
Gain on sale of business	—	238	—	238
Gain on settlement of deferred consideration	—	—	847	—
Other (loss) income, net	(29)	(9)	257	241
Total Other Expenses, net	(2,308)	(2,217)	(2,831)	(2,931)

Loss Before Provision for Income Tax	(1,793)	(2,077)	(1,566)	(3,196)

Benefit from income taxes	322	233	324	81

Net Loss	(1,471)	(1,844)	(1,242)	(3,115)

Dividends - Series A preferred stock - related party	50	50	100	100
Dividends - Series E preferred stock - related party	390	—	780	—
Dividends - Series E-1 preferred stock - related party	182	—	364	—

Net Loss Attributable to Common Stock Holders	$(2,093)	$(1,894)	$(2,486)	$(3,215)

Basic and Diluted Loss per Share:

Net Loss Attributable to Common Stock Holders	$(0.25)	$(0.46)	$(0.33)	$(0.79)
Weighted Average Shares Outstanding – Basic and Diluted	8,337,066	4,142,309	7,625,834	4,063,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Q2 2019	Q2 2018	Q2 2019 YTD	Q2 2018 YTD
Net Loss	$(1,471)	$(1,844)	$(1,242)	$(3,115)

Other Comprehensive loss
Foreign exchange translation adjustment	620	1,254	2	338
Comprehensive Loss Attributable to the Company	$(851)	$(590)	$(1,240)	$(2,777)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series E-1		Series A		Series E		Common Stock
Balance December 29, 2018	81	$—	1,663,008	$—	13,000	$13	5,326,068	$—	$73,772	$2,053	$(71,643)	$4,195
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	17,200	—	423	—	—	423
Sale of common stock, net	—	—	—	—	—	—	2,902,680	1	3,924	—	—	3,925
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(100)	—	—	(100)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(780)	—	—	(780)
Dividends - Series E-1 Preferred Stock - Related Party	324	—	—	—	—	—	—	—	(364)	—	—	(364)
Dividends - Common Stock holders	—	—	—	—	—	—	—	—	(164)	—	—	(164)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	(1,242)	(1,242)
Balance June 29, 2019	405	$—	1,663,008	$—	13,000	$13	8,245,948	$1	$76,711	$2,055	$(72,885)	$5,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series A		Common Stock
Balance December 30, 2017	1,663,008	$—	3,909,114	$—	$57,574	$783	$(65,142)	(6,785)
Shares issued to/for:
Employees, directors and consultants	—	—	110,322	—	663	—	—	663
Acquisition of Clement May	—	—	15,000	—	21	—	—	21
At-Market-Facility, net	—	—	237,232	—	609	—	—	609
Additional shares issues on share split	—	—	426	—	—	—	—	—
Warrant adjustments	—	—	—	—	547	—	—	547
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	(100)	—	—	(100)
Foreign currency translation gain	—	—	—	—	—	338	—	338
Net loss	—	—	—	—	—	—	(3,115)	(3,115)
Balance June 30, 2018	1,663,008	$—	4,272,094	$—	$59,314	$1,121	$(68,257)	$(7,822)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q2 2019 YTD	Q2 2018 YTD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,242)	$(3,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,754	1,510
Amortization of debt discount and deferred financing costs	315	237
Gain in fair value of warrants	—	(879)
Stock based compensation	423	663
Gain on sale of business	—	(238)
Gain on settlement of deferred consideration	(847)	—
Re-measurement loss on intercompany note	17	146
Changes in operating assets and liabilities:
Accounts receivable	(6,523)	12,919
Prepaid expenses and other current assets	(365)	(57)
Other assets	(454)	(58)
Accounts payable and accrued expenses	2,520	1,960
Interest payable - related party	(99)	(160)
Other current liabilities	(58)	(88)
Other long-term liabilities and other	274	156
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,285)	12,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(1,910)
Disposal of business, net of cash	—	1,968
Purchase of property and equipment	(344)	(140)
Collection of UK factoring facility deferred purchase price	7,398	3,550
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,054	3,468

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(348)	(254)
Proceeds from term loan	—	2,047
Repayments on accounts receivable financing, net	(4,691)	(18,813)
Dividends paid to related parties	(685)	(100)
Dividends paid on common stock	(164)	—
Proceeds from sale of common stock	4,914	629
Payments made for earn-outs	(2,573)	(165)
Third party financing costs	(990)	(20)
NET CASH USED IN FINANCING ACTIVITIES	(4,537)	(16,676)

NET DECREASE IN CASH	(1,768)	(212)

Effect of exchange rates on cash	(2)	(2)

Cash - Beginning of period	3,181	3,100

Cash - End of period	$1,411	$2,886

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2018 are included in the Company’s December 29, 2018 Form 10-K (“Fiscal 2018”), filed with the United States Securities and Exchange Commission on March 25, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended June 29, 2019 are not necessarily indicative of results for the entire year ending December 28, 2019. This report is for the period December 30, 2018 to June 29, 2019 (“Q2 2019 YTD”), March 31, 2019 to June 29, 2019 (“Q2 2019”), December 31, 2017 to June 30, 2018 (“Q2 2018 YTD”) and April 1, 2018 to June 30, 2018 (“Q2 2018”).

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the quarter ended June 29, 2019, the Company has an accumulated deficit of $72,885 and a working capital deficit of $14,651. At June 29, 2019, we had total debt of $37,036 and $1,411 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, bonds, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has unsecured payments due in the next 12 months associated with historical acquisitions which are in excess of cash and cash equivalents on hand, in addition to funding operational growth and meeting debt service requirements. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Q2 2019 YTD was comprised of $142,099 of temporary contractor revenue and $5,225 of permanent placement revenue, compared with $109,835 and $5,683 for Q2 2018 YTD, respectively. Revenue in Q2 2019 was comprised of $71,101 of temporary contractor revenue and $2,394 of permanent placement revenue, compared with $56,838 and $2,889 for Q2 2018, respectively. Refer to Note 9 for further details on breakdown by segments.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, and tax audit settlements.  The effective income tax rate was 20.5%, 2.52%, 20.7% and 11.1% for the period ending Q2 2019, Q2 2018, Q2 2019 YTD and Q2 2018 YTD, respectively.

Foreign Currency

The Company recorded a non cash foreign currency remeasurement loss of $368, $17, $721 and $146 in Q2 2019, Q2 2019 YTD, Q2 2018 and Q2 2018 YTD, respectively, associated with its U.S dollar denominated intercompany note.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  The Company adopted this guidance effective December 30, 2018. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The adoption of the new standard resulted in the recognition of additional lease liabilities of approximately $5,515, and right-of-use assets of approximately $5,409 as of June 29, 2019 related to the Company’s operating leases. The new standard did not have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows.

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share.”  Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For Q2 2019 and Q2 2018, pursuant to the two-class method, as a result of the net loss attributable to common stock holders, losses were not allocated to the participating securities.

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 29, 2019 and June 30, 2018 have not been included in the diluted earnings per share computations, as their inclusion would be anti dilutive due to the Company’s net loss as of June 29, 2019 and June 30, 2018:

	June 29,	June 30,
	2019	2018
Convertible preferred shares	7,590,585	43,239
Warrants	925,935	925,935
Restricted shares - unvested	512,010	565,932
Long term incentive plan (LTIP)	375,000	178,728
Options	79,560	125,400
Total	9,483,090	1,839,234

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 4 – ACCOUNTS RECEIVABLE BASED FINANCING FACILITIES

HSBC Invoice Finance (UK) Ltd – New Facility

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

On June 28, 2018, Clement May Limited (“CML”), the Company’s new subsidiary entered into a new agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBS Butler, Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days. In July 2019, the aggregate Facility Limit was extended to £22,500 across all Borrowers.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

Midcap Funding Trust

On August 2, 2019, the Company amended the facility with Midcap to allow for additional borrowing against the unbilled receivables by $1,000 to a cap of $2,300 and extended the maturity of the facility to August 2020.

ABN AMRO Commercial Finance

In conjunction with the HSBC Invoice Finance (UK) Ltd – New Facility, on February 8, 2018, Staffing 360 Solutions Limited and The JM Group terminated its facility with ABN AMRO Commercial Finance and the remaining balance was paid in full.

NOTE 5 – DEBT

	June 29,	December 29,
	2019	2018
Jackson Investment Group - related party	$35,740	$35,740
HSBC Term Loan	1,296	1,653
Total Debt, Gross	37,036	37,393
Less: Debt Discount and Deferred Financing Costs	(870)	(1,171)
Total Debt, Net	36,166	36,222
Less: Current Portion, Net	(657)	(657)
Total Long-Term Debt, Net	$35,509	$35,565

The note issued to Jackson Investment Group LLC (“Jackson”) includes certain financial customary covenants, including a leverage ratio covenant. As of June 29, 2019, the Company was not in compliance with all covenants. On August 8, 2019, the Company received a waiver from Jackson curing the non-compliance as of June 29, 2019.

NOTE 6 – LEASES

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of June 29, 2019, as a result of the adoption of ASC 842, we have recorded a right of use (“ROU”) lease asset of approximately $5,409 with a corresponding lease liability of approximately $5,515 based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Quantitative information regarding the Company’s leases for the period ended June 29, 2019 is as follows:

Lease Cost	Classification	Q2 2019 YTD
Operating lease cost	SG&A Expenses	860

Other information
Weighted average remaining lease term (years)	3.8
Weighted average discount rate	6.4%

Future Lease Payments
2019	$917
2020	1,734
2021	1,432
2022	583
2023	326
Thereafter	1,464
$6,456

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

NOTE 7 – EQUITY

Common Stock

The Company issued the following shares of common stock during the six month period ended June 29, 2019:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Equity raise	2,902,680	$4,914	$1.65	$2.00
Consultants	6,000	9	1.56	1.56
Board and Committee members	11,200	19	1.58	1.79
	2,919,880	$4,942

The Company issued the following shares of common stock during the six month period ended June 30, 2018:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
At-the-Market Facility	237,232	$629	$1.61	$3.59
Employees	85,000	137	1.61	1.61
Consultants	15,522	48	1.50	3.42
Acquisition	15,000	21	1.38	1.38
Board and Committee members	9,800	24	1.74	3.25
Reverse stock split (rounding up shares)	426	-	-	-
	362,980	$859

Subsequent to June 29, 2019, the Company granted 5,600 shares of common stock valued at $9 to the board of directors. On July 30, 2019, the Company sold 428,600 shares of our common stock at $1.40 per share, pursuant to prospectus supplement dated April 11, 2019.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On July 29, 2019, the Company entered into a Securities Purchase Agreement with an institutional purchaser pursuant to which the Company issued and sold to the Purchaser 428,600 shares of the Company’s Common Stock at a purchase price of $1.40 per share, for aggregate gross proceeds of approximately $600,040 before placement fees and estimated offering expenses. The offering of these shares of Common Stock were made under the Company’s shelf registration statement on Form S-3 (Registration No. 333-230503), including a base prospectus, previously filed with and declared effective by the Securities and Exchange Commission on April 11, 2019.

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of June 29, 2019, the Company has a total of 512,010 shares issued to employees and Board and committee members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $130, $275, $235 and $480, for the periods ended Q2 2019, Q2 2019 YTD, Q2 2018 and Q2 2018 YTD, respectively.

Stock Options

The Company recorded share based payment expense of $12, $36, $53 and $135 for the periods ended Q2 2019, Q2 2019 YTD, Q2 2018 and Q2 2018 YTD, respectively.

Convertible Preferred Shares

Series A Preferred Stock – Related Party

In the periods ended Q2 2019, Q2 2019 YTD, Q2 2018 and Q2 2018 YTD, the Company paid $50, $100, $50 and $100, respectively, in dividends to its Series A preferred stock holders. The Company did not have any Series A dividends payable to preferred stock holders at the end of Q2 2019 YTD and Q2 2018 YTD.

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

On January 22, 2019, the Company completed a registered direct offering of 387,500 common stock that generated $775 in gross proceeds that were used for working capital purposes. On February 12, 2019, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to an underwriting agreement between the Company and the underwriter, dated as of February 8, 2019, the Company issued and sold 2,425,000 shares of its common stock, at a public offering price of $1.65 per share. Notwithstanding the terms of the certificate of designations for Series E Preferred Stock, Jackson, the holder our outstanding shares of Series E Preferred Stock, did not require us to use the proceeds from our recent offerings in excess of $3,000 to redeem outstanding shares of the Series E Preferred Stock.  Instead, we used such excess proceeds to make a terminal payment to the sellers of FirstPro Inc. in final settlement of all deferred consideration due under our asset purchase agreement with such sellers.

As of June 29, 2019, 7,303,371 shares and 243,976 of common stock were issuable upon the potential conversion of Series E Preferred Stock and Series E-1 Preferred Stock, respectively. Due to the contingent nature of the cash redemption feature of the Series E-1 Preferred Stock, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

In the period ended Q2 2019, the Company paid $585 in dividends to its Series E preferred stock holders.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Warrants

The Company had accounted for certain warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The warrants issued to Jackson are considered to be Level 3 liabilities under ASC 820.  On April 25, 2018, the Company and Jackson amended the warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclass the remaining liability to Additional paid-in capital. The Company recorded a change in fair value of the warrant liability of  $341 and $879 in Q2 2018 and Q2 2018 YTD, respectively, using Black-Scholes valuation model.

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

The Company performed a valuation of these units and determined them to be valued at $586 using a combination of Black-Sholes and Monte Carlo valuation models. The Company recorded share based expense of approximately $72 and $102 in Q2 2019 and Q2 2019 YTD in connection with these awards.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities and Stock Value Guarantees

Pursuant to the acquisition of CBS Butler on September 15, 2017, the purchase price includes an earn-out payment of up to £4,214 (payable in December 2018, based upon CBS Butler’s operating performance during the period September 1, 2017 through August 31, 2018) and deferred consideration of £150 less the aggregate amount of any net asset shortfall amount, if any, as determined pursuant to the acquisition agreements for the acquisition of CBS Butler. In September 2018, the Company paid the deferred consideration of £150 ($195).

While the Company has recognized the liability for the contingent earn-out due the sellers of CBS Butler within current liabilities as of December 29, 2018, in March 2019 the Company filed a warranty claim against the sellers asserting certain misrepresentations for an amount which approximates the contingent earn-out. In April 2019, the sellers of CBS Butler responded denying the Company’s warranty claim and asserting that the earn-out amount is due. On July 5, 2019, the Company entered into a settlement agreement with the selling shareholders of CBS Butler for the full and final satisfaction of claims in exchange for a payment of approximately £2,150 by the Company to the CBS Butler shareholders.  The payment was due no later than July 26, 2019. The Company did not make the payment on July 26, 2019, as such the parties agreed to adjust the amount payable to £2,500. The Company expects to make the payment as soon as practicable following the filing of this Form 10-Q.  In Q2 2019, the Company paid £732 ($929) towards this earnout. The Company expects to record a gain of approximately £1,000 ($1,250) on final settlement.

Pursuant to the acquisition of FirstPro Inc., on September 15, 2017, the purchase price includes deferred quarterly installments of $75 beginning on October 1, 2017, and $2,675 is payable annually in three equal installments beginning on September 15, 2018. On March 1, 2019, the Company paid $1,125 in full satisfaction of the remaining liability, recognizing a gain of $847.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Pursuant to the acquisition of CML on June 28, 2018, the purchase price includes an earnout payment of up to £500 to be paid on or around December 28, 2019; and deferred consideration of £350, the amount to be calculated and paid pursuant to the Share Purchase Agreement, on or around June 28, 2019. The Company paid deferred consideration of £350 ($444) on June 26, 2019.

Pursuant to the acquisition of Key Resources Inc. (“KRI”) on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 and $2,027 on August 27, 2019 and August 27, 2020, respectively.  The payment of the earnout consideration is contingent on KRI’s achievement of certain trailing gross profit amounts.

NOTE 9 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q2 2019	Q2 2018	Q2 2019 YTD	Q2 2018 YTD
Commercial Staffing - US	$32,553	$23,549	$62,638	$44,945
Professional Staffing - US	9,481	14,066	19,061	28,733
Professional Staffing - UK	31,461	22,112	65,625	41,840
Total Revenue	$73,495	$59,727	$147,324	$115,518

Commercial Staffing - US	$5,085	$3,917	$9,715	$7,815
Professional Staffing - US	3,491	4,214	7,205	8,199
Professional Staffing - UK	3,516	3,751	7,290	7,449
Total Gross Profit	$12,092	$11,882	$24,210	$23,463

Selling, general and administrative expenses	$(10,700)	$(11,030)	$(21,191)	$(22,218)
Depreciation and amortization	(877)	(712)	(1,754)	(1,510)
Interest expense and amortization of debt discount and deferred financing costs	(1,911)	(2,066)	(3,918)	(4,143)
Gain in fair value of warrant liability	—	341	—	879
Re-measurement loss on intercompany note	(368)	(721)	(17)	(146)
Gain on sale of business	—	238	—	238
Gain on settlement of deferred consideration	—	—	847	—
Other income, net	(29)	(9)	257	241
Loss Before Provision for Income Tax	$(1,793)	$(2,077)	$(1,566)	$(3,196)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Q2 2019
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$32	$1,596	$766	$2,394
Temporary Revenue	32,521	7,885	30,695	71,101
Total	$32,553	$9,481	$31,461	$73,495

	Q2 2018
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$43	$1,666	$1,180	$2,889
Temporary Revenue	23,506	12,400	20,932	56,838
Total	$23,549	$14,066	$22,112	$59,727

	Q2 2019 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$97	$3,477	$1,651	$5,225
Temporary Revenue	62,541	15,584	63,974	142,099
Total	$62,638	$19,061	$65,625	$147,324

	Q2 2018 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$115	$3,173	$2,395	$5,683
Temporary Revenue	44,830	25,560	39,445	109,835
Total	$44,945	$28,733	$41,840	$115,518

As of June 29, 2019 and December 29, 2018, the Company has assets in the U.S., the U.K. and Canada as follows:

	June 29,	December 29,
	2019	2018
United States	$72,878	$70,267
United Kingdom	25,448	26,047
Canada	127	123
Total Assets	$98,453	$96,437

NOTE 10 – ACQUISITIONS

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisition of KRI and CML were acquired on January 1, 2017.

	Q2 2018	Q2 2018 YTD
Revenues	$80,450	$157,252
Net loss from continuing operations	(1,851)	(3,124)

Included in revenues for Q2 2018 and Q2 2018 YTD, is $3,316 and $7,653 associated with PeopleServe Inc., which was disposed in June 2018.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

In addition to the Series E and Series E-1 Preferred Shares and notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

The Company had the following activity with its Board and Committee Members:

	Q2 2019				Q2 2018
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	1,400	$2	$7	$19	1,400	$2	$20
Jeff Grout	19	1,400	2	7	19	1,400	2	20
Nick Florio	19	1,400	2	7	19	1,400	2	20
Alicia Barker	—	1,400	2	2	19	1,400	2	—
	$57	5,600	$8	$23	$76	5,600	$8	$60

	Q2 2019 YTD				Q2 2018 YTD
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$38	2,800	$5	$15	$38	2,800	$7	$40
Jeff Grout	38	2,800	5	15	38	2,800	7	40
Nick Florio	38	2,800	5	15	38	2,800	7	40
Alicia Barker	-	2,800	5	2	19	1,400	2	-
	$114	11,200	$20	$47	$133	9,800	$23	$120

The Briand Separation Agreement                           Matthew Briand, the Company’s former employee, board member and officer, resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. The Company paid approximately $190 in Q2 2019 YTD to Mr. Briand in full settlement of his separation agreement.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q2 2019 YTD	Q2 2018 YTD
Cash paid for:
Interest	$4,195	$3,360
Income taxes	109	98

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$7,569	$3,585
Shares issued in connection with acquisition of business	-	21

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Clement May Acquisition

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly-owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) to acquire all of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £500, the amount to be calculated and paid on or around December 28, 2019 pursuant to the Share Purchase Agreement, and (iv) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above acquisition, the Company entered into a term loan with HSBC Bank plc. The Company paid deferred consideration of £350 ($444) on June 26, 2019.

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

For three-month periods ended June 29, 2019 and June 30, 2018

	Q2 2019	% of Revenue	Q2 2018	% of Revenue	Growth
Revenue	$73,495	100.0%	$59,727	100.0%	23.1%
Direct cost of revenue	61,403	83.5%	47,845	80.1%	28.3%
Gross profit	12,092	16.5%	11,882	19.9%	1.8%
Operating expenses	11,577	15.8%	11,742	19.7%	(1.4)%
Income from operations	515	0.7%	140	0.2%	267.9%
Other expenses	(2,308)	(3.1)%	(2,217)	(3.7)%	4.1%
Benefit from income taxes	322	0.4%	233	0.4%	38.2%
Net Loss	$(1,471)	(2.0)%	$(1,844)	(3.1)%	(20.2)%

Revenue

For Q2 2019, revenue increased by 23.1% to $73,495, as compared with $59,727, for Q2 2018. Of that growth, $20,725 was from the acquisitions of Clement May and KRI.  This was partially offset by a decline of $3,316 from divesting of PeopleServe, $1,832 from unfavorable foreign currency translation and organic decline of $1,809.  Within organic decline, temporary contractor revenue declined $1,394 and permanent placement declined $415.

Revenue in Q2 2019 was comprised of $71,101 of temporary contractor revenue and $2,394 of permanent placement revenue, compared with $56,838 and $2,889 for Q2 2018, respectively.

Direct cost of revenue, Gross profit and gross margin

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q2 2019, direct cost of revenue was $61,403, an increase of 28.3% from $47,845 in Q2 2018, compared with revenue growth of 23.1%.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Gross profit for Q2 2019 was $12,092, an increase of 1.8% over $11,882 for Q2 2018, representing gross margin of 16.5% and 19.9% for each period, respectively.  Gross profit growth was primarily attributable to the impact of acquisitions. This was partly offset by the divestiture of the lower margin PeopleServe business, workers’ compensation insurance savings realized in Q2 2018 with no corresponding credit in Q2 2019, unfavorable foreign currency translation, and organic revenue decline and mix.

Operating expenses

Operating expenses for Q2 2019 were $11,577 a decrease of 1.4% as compared with $11,742 for Q2 2018.  The acquisitions of Clement May, and KRI drove an additional increase of 9.1% in operating expense.  Excluding the acquisitions, operating expenses decreased by 10.5% driven by lower non-recurring costs, legal, and other costs associated with acquisitions, lower variable costs and savings attributable to synergies within the subsidiaries, cost savings initiatives, and PeopleServe divesture.

Other Expenses

Other expenses for Q2 2019 was $2,308 an increase of 4.1% from $2,217 in Q2 2018. The increase was mainly driven by Q2 2018 gains of $341 from fair valuing warrants and $238 from the sale of Peopleserve, both with no corresponding gain in Q2 2019, and $44 of higher net amortization of debt discount and deferred financing costs.  These were partially offset by $199 lower interest expense recorded in Q2 2019 versus Q2 2018 due to the $13 million debt conversion in Q3 2018, and $353 of lower loss in Q2 2019 versus Q2 2018 from remeasuring the Company’s intercompany note.

For six-month periods ended June 29, 2019 and June 30, 2018

	Q2 2019 YTD	% of Revenue	Q2 2018 YTD	% of Revenue	Growth
Revenue	$147,324	100.0%	$115,518	100.0%	27.5%
Direct cost of revenue	123,114	83.6%	92,055	79.7%	33.7%
Gross profit	24,210	16.4%	23,463	20.3%	3.2%
Operating expenses	22,945	15.6%	23,728	20.5%	(3.3)%
Income (loss) from operations	1,265	0.9%	(265)	(0.2)%	(577.4)%
Other expenses	(2,831)	(1.9)%	(2,931)	(2.5)%	(3.4)%
Benefit from income taxes	324	0.2%	81	0.1%	300.0%
Net Loss	$(1,242)	(0.8)%	$(3,115)	(2.7)%	(60.1)%

Revenue

For Q2 YTD 2019, revenue increased by 27.5% to $147,324, as compared with $115,518, for Q2 YTD 2018. Of that growth, $41,735 was from the acquisitions of Clement May and KRI and organic growth of $1,890.  This was partially offset by a decline of $7,653 from divesting of PeopleServe and $4,166 from unfavorable foreign currency translation. Within organic growth, temporary contractor revenue grew $2,208 and permanent placement declined $322.

Revenue in Q2 YTD 2019 was comprised of $142,099 of temporary contractor revenue and $5,225 of permanent placement revenue, compared with $109,835 and $5,683 for Q2 YTD 2018, respectively.

Direct cost of revenue, Gross profit and gross margin

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q2 YTD 2019, direct cost of revenue was $123,114, an increase of 33.7% from $92,055 in Q2 YTD 2018, compared with revenue growth of 27.5%.

Gross profit for Q2 YTD 2019 was $24,210, an increase of 3.2% over $23,463 for Q2 YTD 2018, representing gross margin of 16.4% and 20.3% for each period, respectively.  Gross profit growth was primarily attributable to the impact of acquisitions. This was partly offset by the divestiture of the lower margin PeopleServe business, workers’ compensation insurance savings realized in Q2 YTD 2018 with no corresponding credit in Q2 YTD 2019, unfavorable foreign currency translation, and organic revenue decline and mix.

Operating expenses

Operating expenses for Q2 YTD 2019 were $22,945, a decrease of 3.3% over $23,728 for Q2 YTD 2018.  The acquisitions of Clement May, and KRI drove an additional increase of 9.3% in operating expense.  Excluding the acquisitions, operating expenses

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

decreased by 12.6% driven by lower non-recurring costs, legal, and other costs associated with acquisitions, lower variable costs and savings attributable to synergies within the subsidiaries, cost savings initiatives, and PeopleServe divesture.

Other Expenses

Other expenses for Q2 YTD 2019 was $2,831, a decrease of 3.4% from $2,931 in Q2 YTD 2018. The decrease is driven by the following: $303 lower interest expense recorded in Q2 YTD 2019 versus Q2 YTD 2018 due to the $13 million debt conversion in Q3 2018; $847 gain on settlement of FirstPro Inc., deferred consideration in Q2 YTD 2019; $129 of lower loss in Q2 2019 versus Q2 2018 from remeasuring the Company’s intercompany note; $16 higher other income driven mainly by higher investment income on the Company’s workers’ compensation collateral.  These were partially offset by a gain of $879 from fair valuing warrants in Q2 YTD 2018, with no corresponding gain in Q2 YTD 2019; $238 gain from the sale of Peopleserve in Q2 YTD 2018; $78 of higher net amortization of debt discount and deferred financing costs.

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

The following table details Revenue and Gross Profit by Sector:

	Q2 2019	Mix	Q2 2018	Mix	Q2 2019 YTD	Mix	Q2 2018 YTD	Mix
Commercial Staffing - US	$32,553	44%	$23,549	39%	$62,638	42%	$44,945	39%
Professional Staffing - US	9,481	13%	14,066	24%	19,061	13%	28,733	25%
Professional Staffing - UK	31,461	43%	22,112	37%	65,625	45%	41,840	36%
Total Revenue	$73,495		$59,727		$147,324		$115,518

Commercial Staffing - US	$5,085	42%	$3,917	33%	$9,715	40%	$7,815	33%
Professional Staffing - US	3,491	29%	4,214	35%	7,205	30%	8,199	35%
Professional Staffing - UK	3,516	29%	3,751	32%	7,290	30%	7,449	32%
Total Gross Profit	$12,092		$11,882		$24,210		$23,463

Commercial Staffing - US	15.6%		16.6%		15.5%		17.4%
Professional Staffing - US	36.8%		30.0%		37.8%		28.5%
Professional Staffing - UK	11.2%		17.0%		11.1%		17.8%
Total Gross Margin	16.5%		19.9%		16.4%		20.3%

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

	Q2 2019	Q2 2018	Q2 2019 YTD	Q2 2018 YTD	Trailing Twelve Months Q2 2019	Trailing Twelve Months Q2 2018
Net loss	$(1,471)	$(1,844)	$(1,242)	$(3,115)	$(4,628)	$(18,095)

Interest expense and amortization of debt discount and deferred financing costs	1,911	2,066	3,918	4,143	8,741	8,153
Benefit from income taxes	(322)	(233)	(324)	(81)	(221)	844
Depreciation and amortization	877	712	1,754	1,510	3,368	3,556
EBITDA	$995	$701	$4,106	$2,457	$7,260	$(5,542)

Acquisition, capital raising and other non-recurring expenses (1)	742	997	953	1,844	2,233	3,723
Other non-cash charges (2)	225	291	422	663	917	1,375
Gain in fair value of warrant liability	—	(341)	—	(879)	—	(1,067)
Re-measurement loss on intercompany note	368	721	17	146	557	146
Impairment of goodwill	—	—	—	—	—	4,790
Loss on extinguishment of debt, net	—	—	—	—	—	4,764
Deferred consideration settlement	—	—	(847)	—	(847)	—
Restructuring charges	—	—	—	—	(57)	780
Gain from sale of business	—	(238)	—	(238)	—	(238)
Other loss (income)	29	9	(257)	(241)	(414)	(154)
Adjusted EBITDA	$2,359	$2,140	$4,394	$3,752	$9,649	$8,577

Pre-Acquisition Adjusted EBITDA (3)					$324	$2,217

Pro Forma TTM Adjusted EBITDA (4)					$9,973	$10,794

Gross Profit TTM					$49,051	$44,954

TTM Adjusted EBITDA as percentage of gross profit TTM					19.7%	19.1%

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

	Twelve Months Ended
	June 29, 2019	June 30, 2018
Gross Profit - TTM (Current Period)	$49,051	$44,954
Gross Profit - TTM (Prior Period)	44,954	31,596
Gross Profit - Growth	$4,097	$13,358

Adjusted EBITDA - TTM (Current Period)	$9,649	$8,577
Adjusted EBITDA - TTM (Prior Period)	8,577	5,404
Adjusted EBITDA - Growth	$1,072	$3,173

Operating Leverage	26.2%	23.8%

Leverage Ratio Calculated as Total Long-Term Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	June 29, 2019	December 29, 2018
Total Long-Term Debt, Net	$35,509	$35,565
Addback: Total Debt Discount and Deferred Financing Costs	870	1,171
Total Long-Term Debt	$36,379	$36,736

TTM Adjusted EBITDA	$9,649	$9,007

Pro Forma TTM Adjusted EBITDA	$9,973	$11,384

Pro Forma Leverage Ratio	3.6x	3.2x

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

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force, the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q2 2019	Q2 2018
Net cash (used) provided by operating activities	$(4,285)	$12,996

Collection of UK factoring facility deferred purchase price	7,398	3,550

Repayments on accounts receivable financing	(4,691)	(18,813)

Net cash used in operating activities including proceeds from accounts receivable financing	$(1,578)	$(2,267)

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

As of and for the period ended June 29, 2019, the Company had a working capital deficiency of $14,651 an accumulated deficit of $72,885, and a net loss of $1,242. Management believes the Company is a going concern meaning it will meet its obligations for the next 12 months as of the date these financial statements are issued.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has unsecured payments due in the next 12 months associated with historical acquisitions which are in excess of cash and cash equivalents on hand, in addition to funding operational growth and meeting debt service requirements. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Operating activities

For Q2 2019, net cash used in operations of $4,285 was primarily attributable changes in operating assets and liabilities totaling $4,705, non-cash adjustments of $1,662 and net loss of $1,242. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $6,523, increase in prepaid expenses and other current assets of $365, increase other assets of $454, decrease in interest payable to related parties of $99, decrease in current liabilities of $58; offset by increase in accounts payable and accrued expenses of $2,520 and increase in other long term liabilities and other of $275. Total non-cash adjustments of $1,662 primarily includes depreciation and amortization of intangible assets of $1,754, stock based compensation of $423, amortization of debt discounts and deferred financing of $315, foreign currency re-measurement on intercompany loan of $17; offset by gain from settlement of the FirstPro Inc. deferred consideration of $847.

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

Investing activities

For Q2 2019, net cash flows provided by investing activities was $7,054, $7,398 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $344.

For Q2 2018 YTD, net cash flows provided by investing activities was $3,468, of which $3,550 is collection of the beneficial interest from HSBC (see discussion above), disposal of business of $1,968; offset by acquisition of business of $1,910, purchase of property and equipment of $140.

Financing activities

For Q2 2019, net cash flows used in financing activities totaled $4,537, of which $4,691 relates to repayments on accounts receivable financing, net, payment on deferred consideration for $2,573, third party financing costs of $990, dividends paid to related parties of $685, dividends paid to shareholders of $164, and repayment on HSBC loan of $348; offset by proceeds from equity raise of $4,914.

For Q2 2018 YTD, net cash flows used in financing activities totaled $16,676, of which $18,813 relates repayments on accounts receivable financing, net (primarily relates to settlement of the prior U.K. secured borrowing facilities in connection with the new HSBC facility (see discussion above)), $165 for deferred payments associated with the FirstPro Inc. acquisition and CSI earnout, $254 is for the repayment of the ABN AMRO term loan, dividends to related parties $100, third party financing costs of $20, offset by proceeds term loan $2,047 and proceeds from the At-market facility of $629.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to the Form 10-K filed with the SEC on March 25, 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  The Company adopted this guidance effective December 30, 2018. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The adoption of the new standard resulted in the recognition of additional lease liabilities of approximately $5,515, and right-of-use assets of approximately $5,409 as of June 29, 2019 related to the Company’s operating leases. The new standard did not have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in our system of internal control over financial reporting occurred during the period ended June 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

No material developments.

Item 1A. Risk Factors.

Except as otherwise set forth below, there have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, and our Quarterly Report for the fiscal quarter ended March 30, 2019.

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

Date: August 14, 2019	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2019	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)