Form 10-Q
period 2019-09-28
Staffing 360 Solutions, Inc.
filed 2019-11-12
CIK 1499717

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2019, there were 8,680,148 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 28, 2019 (unaudited) and December 29, 2018	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 28, 2019 and three and nine month periods ended September 29, 2018	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 28, 2019 and the three and nine month periods ended September 29, 2018	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month period ended September 28, 2019 and three and nine months ended September 29, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month period ended September 28, 2019 and September 29, 2018	6
	Notes to Unaudited Condensed Consolidated Financial Statements	14
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4	Controls and Procedures	29

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	31
Item 1A	Risk Factors	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults Upon Senior Securities	31
Item 4	Mine Safety Disclosures	31
Item 5	Other Information	31
Item 6	Exhibits	32

Signatures		33

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	September 28,	December 29,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,797	$3,181
Accounts receivable, net	31,506	32,746
Prepaid expenses and other current assets	1,384	1,197
Total Current Assets	34,687	37,124

Property and equipment, net	1,570	1,639
Intangible assets, net	20,509	22,657
Goodwill	32,061	32,061
Right of use asset - leases	5,262	—
Other assets	3,351	2,956
Total Assets	$97,440	$96,437
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$21,347	$18,283
Payable - related party	2,140	1,457
Current portion of debt	38,068	657
Accounts receivable financing	18,011	21,979
Lease liabilities, current	1,773	—
Other current liabilities	4,353	9,642
Total Current Liabilities	85,692	52,018

Term loan - related party, net	—	34,568
Term loan	474	997
Lease liabilities, non current	3,571	—
Other long-term liabilities	2,237	4,659
Total Liabilities	91,974	92,242

Commitments and contingencies	—	—
Series E-1 Preferred Stock, 6,500 designated, $0.00001 par value, 567 and 81 shares issued and outstanding as of September 28, 2019 and December 29, 2018, respectively	—	—

Stockholders' Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, 1,663,008 shares designated, $1.00 stated value, 1,663,008 shares issued and outstanding, as of September 28, 2019 and December 29, 2018	—	—
Series E Preferred Stock, 13,000 designated, $0.00001 par value, 13,000 shares issued and outstanding as of September 28, 2019 and December 29, 2018	13	13
Common stock, $0.00001 par value, 40,000,000 and 20,000,000 shares authorized as of September 28, 2019 and December 29, 2018, respectively; 8,680,148 and 5,326,068 shares issued and outstanding, as of September 28, 2019 and December 29, 2018, respectively	1	—
Additional paid in capital	76,673	73,772
Accumulated other comprehensive income	2,772	2,053
Accumulated deficit	(73,993)	(71,643)
Total Stockholders' Equity	5,466	4,195
Total Liabilities and Stockholders' Equity	$97,440	$96,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q3 2019	Q3 2018	Q3 2019 YTD	Q3 2018 YTD
Revenue	$67,320	$71,317	$214,644	$186,835

Cost of Revenue, excluding depreciation and amortization stated below	54,835	58,821	177,949	150,876

Gross Profit	12,485	12,496	36,695	35,959

Operating Expenses:
Selling, general and administrative expenses	11,361	11,097	32,552	33,315
Depreciation and amortization	867	741	2,621	2,251
Total Operating Expenses	12,228	11,838	35,173	35,566

Income From Operations	257	658	1,522	393

Other (Expenses) Income:
Interest expense and amortization of debt discount and deferred financing costs	(2,059)	(2,435)	(5,977)	(6,578)
Gain in fair value of warrant liability	—	—	—	879
Re-measurement loss on intercompany note	(467)	(186)	(484)	(332)
Gain on sale of business	—	—	—	238
Gain on settlement of deferred consideration	1,138	—	1,985	—
Other income (loss), net	51	(14)	308	227
Total Other Expenses, net	(1,337)	(2,635)	(4,168)	(5,566)

Loss Before Provision for Income Tax	(1,080)	(1,977)	(2,646)	(5,173)

(Provision) Benefit from income taxes	(28)	(3)	296	78

Net Loss	(1,108)	(1,980)	(2,350)	(5,095)

Dividends - Series A preferred stock - related party	50	50	150	150
Dividends - Series E preferred stock - related party	390	—	1,170	—
Dividends - Series E-1 preferred stock - related party	182	—	546	—

Net Loss Attributable to Common Stock Holders	$(1,730)	$(2,030)	$(4,216)	$(5,245)

Basic and Diluted Loss per Share:

Net Loss Attributable to Common Stock Holders	$(0.20)	$(0.43)	$(0.53)	$(1.23)
Weighted Average Shares Outstanding – Basic and Diluted	8,821,607	4,721,364	7,974,186	4,250,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Q3 2019	Q3 2018	Q3 2019 YTD	Q3 2018 YTD
Net Loss	$(1,108)	$(1,980)	$(2,350)	$(5,095)

Other Comprehensive loss
Foreign exchange translation adjustment	717	356	719	694
Comprehensive Loss Attributable to the Company	$(391)	$(1,624)	$(1,631)	$(4,401)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series E-1		Series A		Series E		Common Stock
Balance June 29, 2019	81	$—	1,663,008	$—	13,000	$13	8,245,948	$1	$76,711	$2,055	$(72,885)	$5,895
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	5,600	—	198	—	—	198
Sale of common stock, net	—	—	—	—	—	—	428,600	—	471	—	—	471
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(50)	—	—	(50)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(390)	—	—	(390)
Dividends - Series E-1 Preferred Stock - Related Party	486	—	—	—	—	—	—	—	(182)	—	—	(182)
Dividends - Common Stock holders	—	—	—	—	—	—	—	—	(85)	—	—	(85)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	717	—	717
Net loss	—	—	—	—	—	—	—	—	—	—	(1,108)	(1,108)
Balance September 28, 2019	567	$—	1,663,008	$—	13,000	$13	8,680,148	$1	$76,673	$2,772	$(73,993)	$5,466

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series E-1		Series A		Series E		Common Stock
Balance December 29, 2018	81	$—	1,663,008	$—	13,000	$13	5,326,068	$—	$73,772	$2,053	$(71,643)	$4,195
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	22,800	—	621	—	—	621
Sale of common stock, net	—	—	—	—	—	—	3,331,280	1	4,395	—	—	4,396
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(150)	—	—	(150)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(1,170)	—	—	(1,170)
Dividends - Series E-1 Preferred Stock - Related Party	486	—	—	—	—	—	—	—	(546)	—	—	(546)
Dividends - Common Stock holders	—	—	—	—	—	—	—	—	(249)	—	—	(249)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	719	—	719
Net loss	—	—	—	—	—	—	—	—	—	—	(2,350)	(2,350)
Balance September 28, 2019	567	$—	1,663,008	$—	13,000	$13	8,680,148	$1	$76,673	$2,772	$(73,993)	$5,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series A		Common Stock
Balance June 30, 2018	1,663,008	$—	4,272,094	$—	$59,314	$1,121	$(68,257)	(7,822)
Shares issued to/for:
Employees, directors and consultants	—	—	49,461	—	287	—	—	287
At-Market-Facility, net	—	—	489,589	—	1,616	—	—	1,616
Term loans	—	—	192,000	—	371	—	—	371
Warrant adjustments	—	—	—	—	135	—	—	135
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	(50)	—	—	(50)
Foreign currency translation gain	—	—	—	—	—	356	—	356
Net loss	—	—	—	—	—	—	(1,980)	(1,980)
Balance September 29, 2018	1,663,008	$—	5,003,144	$—	$61,673	$1,477	$(70,237)	$(7,087)

	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series A		Common Stock
Balance December 30, 2017	1,663,008	$—	3,909,114	$—	$57,574	$783	$(65,142)	(6,785)
Shares issued to/for:
Employees, directors and consultants	—	—	159,783	—	950	—	—	950
Acquisition of Clement May	—	—	15,000	—	21	—	—	21
At-Market-Facility, net	—	—	726,821	—	2,225	—	—	2,225
Term loans	—	—	192,000	—	371	—	—	371
Additional shares issues on share split	—	—	426	—	—	—	—	—
Warrant adjustments	—	—	—	—	682	—	—	682
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	(150)	—	—	(150)
Foreign currency translation gain	—	—	—	—	—	694	—	694
Net loss	—	—	—	—	—	—	(5,095)	(5,095)
Balance September 29, 2018	1,663,008	$—	5,003,144	$—	$61,673	$1,477	$(70,237)	$(7,087)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q3 2019 YTD	Q3 2018 YTD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,350)	$(5,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,621	2,251
Amortization of debt discount and deferred financing costs	529	393
Gain in fair value of warrants	—	(879)
Stock based compensation	621	951
Gain on sale of business	—	(238)
Gain on settlement of deferred consideration	(1,985)	—
Re-measurement loss on intercompany note	484	332
Changes in operating assets and liabilities:
Accounts receivable	(8,994)	6,282
Prepaid expenses and other current assets	(187)	71
Other assets	(395)	165
Accounts payable and accrued expenses	3,240	2,789
Interest payable - related party	(190)	(64)
Other current liabilities	(54)	(94)
Other long-term liabilities and other	(341)	285
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,001)	7,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(9,760)
Disposal of business, net of cash	—	1,403
Purchase of property and equipment	(415)	(330)
Collection of UK factoring facility deferred purchase price	10,502	7,086
NET CASH PROVIDED BY INVESTING ACTIVITIES	10,087	(1,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan - related party	2,538	8,428
Repayment of term loan	(522)	(422)
Proceeds from term loan	—	2,047
Repayments on accounts receivable financing, net	(3,702)	(16,220)
Dividends paid to related parties	(1,125)	(150)
Dividends paid on common stock	(249)	—
Proceeds from sale of common stock	5,515	2,286
Payments made for earn-outs	(5,613)	(1,402)
Financing costs - related party	(188)	(280)
Third party financing costs	(1,122)	(109)
NET CASH USED IN FINANCING ACTIVITIES	(4,468)	(5,822)

NET DECREASE IN CASH	(1,382)	(274)

Effect of exchange rates on cash	(2)	(2)

Cash - Beginning of period	3,181	3,100

Cash - End of period	$1,797	$2,824

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 29, 2018 are included in the Company’s December 29, 2018 Form 10-K (“Fiscal 2018”), filed with the United States Securities and Exchange Commission on March 25, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended September 28, 2019 are not necessarily indicative of results for the entire year ending December 28, 2019. This report is for the period December 30, 2018 to September 28, 2019 (“Q3 2019 YTD”), June 30, 2019 to September 28, 2019 (“Q3 2019”), December 31, 2017 to September 29, 2018 (“Q3 2018 YTD”) and July 1, 2018 to September 29, 2018 (“Q3 2018”).

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the quarter ended September 28, 2019, the Company has an accumulated deficit of $73,993 and a working capital deficit of $51,005. At September 28, 2019, we had total debt of $39,409 and $1,797 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, bonds, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

Further, our note issued to Jackson Investment Group LLC(“Jackson”) includes certain financial customary covenants and the Company has had instances of non-compliance. Management has historically been able to obtain from Jackson waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company debt obligations and certain unsecured payments associated with historical acquisitions are due in the next 12 months and are in excess of cash and cash equivalents on hand. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Goodwill

During Q3 2019, the Company performed an interim goodwill impairment test for three of its reporting units, resulting in each case, the fair value of each reporting unit exceeding their carrying values by a minimal percentage. Goodwill, in the aggregate, for these three reporting units is approximately $26 million. A reduction in the projected long-term operating performance of any of these reporting units, market declines, changes in discount rates or other conditions could result in an impairment in the future. In connection with the interim impairment test, the Company used a combination of the income approach, which incorporates the use of a discounted cash flow method, and the market approach, which incorporates the use of earnings and cash flow multiples based on market data. The income approach and the market approach both require the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Q3 2019 YTD was comprised of $205,809 of temporary contractor revenue and $8,835 of permanent placement revenue, compared with $178,518 and $8,317 for Q3 2018 YTD, respectively. Revenue in Q3 2019 was comprised of $63,821 of temporary contractor revenue and $3,499 of permanent placement revenue, compared with $68,683 and $2,634 for Q3 2018, respectively. Refer to Note 9 for further details on breakdown by segments.

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

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, and tax audit settlements.  The effective income tax rate was (2.6)%, (0.31)%, 11.2% and 1.59% for the period ending Q3 2019, Q3 2018, Q3 2019 YTD and Q3 2018 YTD, respectively.

Foreign Currency

The Company recorded a non cash foreign currency remeasurement loss of $467, $186, $484 and $332 in Q3 2019, Q3 2018, Q3 2019 YTD and Q3 2018 YTD, respectively, associated with its U.S dollar denominated intercompany note.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  The Company adopted this guidance effective December 30, 2018. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The adoption of the new standard resulted in the recognition of additional lease liabilities of approximately $5,344, and right-of-use assets of approximately $5,262 as of September 28, 2019 related to the Company’s operating leases. The new standard did not have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share.”  Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For Q3 2019 and Q3 2018, pursuant to the two-class method, as a result of the net loss attributable to common stock holders, losses were not allocated to the participating securities.

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 28, 2019 and September 29, 2018 have not been included in the diluted earnings per share computations, as their inclusion would be anti dilutive due to the Company’s net loss as of September 28, 2019 and September 29, 2018:

	September 28,	September 29,
	2019	2018
Convertible preferred shares	7,688,175	43,239
Warrants	925,935	925,935
Restricted shares - unvested	495,690	595,272
Long term incentive plan (LTIP)	380,000	123,515
Options	79,560	125,400
Total	9,569,360	1,813,361

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 5 – DEBT

	September 28,	December 29,
	2019	2018
Jackson Investment Group - related party	$38,278	$35,740
HSBC Term Loan	1,131	1,653
Total Debt, Gross	39,409	37,393
Less: Debt Discount and Deferred Financing Costs	(867)	(1,171)
Total Debt, Net	38,542	36,222
Less: Current Portion, Net	(38,068)	(657)
Total Long-Term Debt, Net	$474	$35,565

On August 29, 2019, the Company, entered into a Fourth Omnibus Amendment and Reaffirmation Agreement with Jackson, as lender, which, among other things, amends the Amended and Restated Note Purchase Agreement, dated as of September 15, 2017. Pursuant to this agreement, the Company agreed to issue and sell to Jackson a 18% Senior Secured Note due December 31, 2019 in the aggregate principal amount of $2,538. All accrued and unpaid interest on the outstanding principal balance of this term note will be due and payable monthly on the first day of each month, beginning on October 1, 2019. Pursuant to the terms of this note, if this term note is not repaid by December 31, 2019, the Company will be required to issue 100,000 shares of its common stock to Jackson on a monthly basis until this term note is fully repaid, subject to certain exceptions to comply with Nasdaq listing standards.

As of September 28, 2019, the Company was not in compliance with all covenants. On November 12, 2019, the Company received a waiver from Jackson curing the non-compliance as of September 28, 2019 and the past due interest payments that were due on October 1, 2019 and November 1, 2019. In return for the waiver, Jackson received 100,000 shares of common stock which is to be registered under Form S-3 as soon as practicable.

NOTE 6 – LEASES

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of September 28, 2019, as a result of the adoption of ASC 842, we have recorded a right of use (“ROU”) lease asset of approximately $5,262 with a corresponding lease liability of approximately $5,344 based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

Quantitative information regarding the Company’s leases for the period ended September 28, 2019 is as follows:

Lease Cost	Classification	Q3 2019 YTD
Operating lease cost	SG&A Expenses	1,285

Other information
Weighted average remaining lease term (years)	3.7
Weighted average discount rate	6.4%

Future Lease Payments
2019	$624
2020	1,734
2021	1,432
2022	583
2023	326
Thereafter	1,464
$6,163

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

NOTE 7 – EQUITY

Common Stock

The Company issued the following shares of common stock during the nine month period ended September 28, 2019:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Equity raise	3,331,280	$5,515	$1.40	$2.00
Consultants	6,000	10	1.56	1.56
Board and Committee members	16,800	28	1.58	1.79
	3,354,080	$5,553

The Company issued the following shares of common stock during the nine month period ended September 29, 2018:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
At-the-Market Facility	726,821	$2,286	$1.61	$3.59
Jackson Investment Group	192,000	371	1.93	1.93
Employees	125,000	199	1.54	1.61
Consultants	19,383	55	1.40	3.42
Acquisition	15,000	21	1.38	1.38
Board and Committee members	15,400	32	1.40	3.25
Reverse stock split (rounding up shares)	426	-	-	-
	1,094,030	$2,964

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of September 28, 2019, the Company has a total of 495,690 shares issued to employees and Board and committee members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $132, $407, $248 and $728, for the periods ended Q3 2019, Q3 2019 YTD, Q3 2018 and Q3 2018 YTD, respectively.

Stock Options

The Company recorded share based payment expense of $7, $43, $33 and $168 for the periods ended Q3 2019, Q3 2019 YTD, Q3 2018 and Q3 2018 YTD, respectively.

Convertible Preferred Shares

Series A Preferred Stock – Related Party

In the periods ended Q3 2019, Q3 2019 YTD, Q3 2018 and Q3 2018 YTD, the Company paid $50, $150, $50 and $150, respectively, in dividends to its Series A preferred stock holders. The Company did not have any Series A dividends payable to preferred stock holders at the end of Q3 2019 YTD and Q3 2018 YTD.

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

As of September 28, 2019, 7,303,371 shares and 341,566 of common stock were issuable upon the potential conversion of Series E Preferred Stock and Series E-1 Preferred Stock, respectively. Due to the contingent nature of the cash redemption feature of the Series E-1 Preferred Stock, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

In the period ended Q3 2019, the Company paid $975 in dividends to its Series E preferred stock holders.

Warrants

The Company had accounted for certain warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The warrants issued to Jackson are considered to be Level 3 liabilities under ASC 820.  On April 25, 2018, the Company and Jackson amended the warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclass the remaining liability to Additional paid-in capital. The Company recorded a change in fair value of the warrant liability of  $0 and $879 in Q3 2018 and Q3 2018 YTD, respectively, using Black-Scholes valuation model.

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”).

The Board granted 380,000 units to adequately motivate the participants and drive performance for the period.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company performed a valuation of these units and determined them to be valued at $519 using a combination of Black-Sholes and Monte Carlo valuation models. The Company recorded share based expense of approximately $72 and $161 in Q3 2019 and Q3 2019 YTD in connection with these awards.

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

While the Company had recognized the liability for the contingent earn-out due the sellers of CBS Butler within current liabilities as of December 29, 2018, in March 2019 the Company filed a warranty claim against the sellers asserting certain misrepresentations for an amount which approximates the contingent earn-out. In April 2019, the sellers of CBS Butler responded denying the Company’s warranty claim and asserting that the earn-out amount is due. On July 5, 2019, the Company entered into a settlement agreement with the selling shareholders of CBS Butler for the full and final satisfaction of claims in exchange for a payment of approximately £2,150 by the Company to the CBS Butler shareholders.  The payment was due no later than July 26, 2019. The Company did not make the payment on July 26, 2019, as such the parties agreed to adjust the amount payable to £2,500. The Company paid this in full on August 30, 2019 and recorded a gain of approximately £894 ($1,138) on final settlement. The Company used the proceeds from the term note entered into with Jackson on August 29, 2019 for $2,538, to satisfy this obligation.

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

Pursuant to the acquisition of Key Resources Inc. (“KRI”) on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 each on August 27, 2019 and August 27, 2020. The payment of the earnout consideration is contingent on KRI’s achievement of certain trailing gross profit amounts. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company shall pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019.  In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020 to February 27, 2020. The Company paid interest of $10 in September 2019.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 9 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q3 2019	Q3 2018	Q3 2019 YTD	Q3 2018 YTD
Commercial Staffing - US	$31,644	$28,496	$94,280	$73,441
Professional Staffing - US	9,387	11,301	28,449	40,034
Professional Staffing - UK	26,289	31,520	91,915	73,360
Total Revenue	$67,320	$71,317	$214,644	$186,835

Commercial Staffing - US	$5,107	$4,463	$14,823	$12,278
Professional Staffing - US	3,701	4,069	10,904	12,268
Professional Staffing - UK	3,677	3,964	10,968	11,413
Total Gross Profit	$12,485	$12,496	$36,695	$35,959

Selling, general and administrative expenses	$(11,361)	$(11,097)	$(32,552)	$(33,315)
Depreciation and amortization	(867)	(741)	(2,621)	(2,251)
Interest expense and amortization of debt discount and deferred financing costs	(2,059)	(2,435)	(5,977)	(6,578)
Gain in fair value of warrant liability	—	—	—	879
Re-measurement loss on intercompany note	(467)	(186)	(484)	(332)
Gain on sale of business	—	—	—	238
Gain on settlement of deferred consideration	1,138	—	1,985	—
Other income, net	51	(14)	308	227
Loss Before Provision for Income Tax	$(1,080)	$(1,977)	$(2,646)	$(5,173)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Q3 2019
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$104	$1,953	$1,442	$3,499
Temporary Revenue	31,540	7,434	24,847	63,821
Total	$31,644	$9,387	$26,289	$67,320

	Q3 2018
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$13	$1,714	$907	$2,634
Temporary Revenue	28,483	9,587	30,613	68,683
Total	$28,496	$11,301	$31,520	$71,317

	Q3 2019 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$201	$5,430	$3,204	$8,835
Temporary Revenue	94,079	23,019	88,711	205,809
Total	$94,280	$28,449	$91,915	$214,644

	Q3 2018 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$128	$4,887	$3,302	$8,317
Temporary Revenue	73,313	35,147	70,058	178,518
Total	$73,441	$40,034	$73,360	$186,835

As of September 28, 2019 and December 29, 2018, the Company has assets in the U.S., the U.K. and Canada as follows:

	September 28,	December 29,
	2019	2018
United States	$75,239	$70,267
United Kingdom	22,201	26,170
Total Assets	$97,440	$96,437

NOTE 10 – ACQUISITIONS

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisition of KRI and CML were acquired on January 1, 2017.

	Q3 2018	Q3 2018 YTD
Revenues	$76,749	$234,001
Net loss from continuing operations	(2,269)	(5,392)

Included in revenues for Q3 2018 and Q3 2018 YTD, is $0 and $7,653 associated with PeopleServe Inc., which was disposed in June 2018.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

In addition to the Series E and Series E-1 Preferred Shares and notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

The Company had the following activity with its Board and Committee Members:

	Q3 2019				Q3 2018
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	1,400	$2	$8	$19	1,400	$2	$22
Jeff Grout	19	1,400	2	8	19	1,400	2	22
Nick Florio	19	1,400	2	8	19	1,400	2	22
Alicia Barker	—	1,400	2	1	—	1,400	2	—
	$57	5,600	$8	$25	$57	5,600	$8	$66

	Q3 2019 YTD				Q3 2018 YTD
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$56	4,200	$7	$23	$56	4,200	$9	$62
Jeff Grout	56	4,200	7	23	56	4,200	9	62
Nick Florio	56	4,200	7	23	56	4,200	9	62
Alicia Barker	-	4,200	7	3	19	2,800	4	-
	$168	16,800	$28	$72	$187	15,400	$31	$186

The Briand Separation Agreement

Matthew Briand, the Company’s former employee, board member and officer, resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. The Company paid approximately $190 in Q3 2019 YTD to Mr. Briand in full settlement of his separation agreement.

The Faiman Separation Agreement

On September 11, 2019, David Faiman, the Company’s Chief Financial Officer, and the Company entered into an agreement whereby Mr. Faiman agreed to transition his position and responsibilities with the Company (“Faiman Separation Agreement”), and Mr. Faiman’s Employment Agreement, dated February 5, 2016, was terminated.

Under the terms of the Faiman Separation Agreement, Mr. Faiman will continue as the Company’s Chief Financial Officer, including acting as the Company’s principal financial officer, for a period lasting until the earlier of (i) December 31, 2019 and (ii) either (a) such date that is a reasonable time, as determined by the Company, prior to the commencement of a new position by Mr. Faiman, or (b) upon the Company’s termination of Mr. Faiman’s obligation to provide transition services for Cause.

Pursuant to the Faiman Separation Agreement, Mr. Faiman will be entitled to receive, among other things, (i) pay in an amount equal to his base salary through the separation date, payable in equal installments in accordance with the Company’s normal payroll policies, (ii) continuation of Mr. Faiman’s current Company-sponsored employee benefits through the separation date, (iii) accelerated vesting of any outstanding equity awards held by Mr. Faiman and the elimination of any obligations to forfeit such awards upon the termination of Mr. Faiman’s employment (provided that no award shall be extended beyond its original term) and (iv) a positive reference from the management of the Company.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In exchange for the consideration described above, Mr. Faiman granted a general release of claims in favor of the Company covering the period leading up to, and including, the date of the Separation Agreement. The Separation Agreement provides that, following the Separation Date and subject to Mr. Faiman executing another general release of claims in favor of the Company covering any claims leading up to, and including, the Separation Date, Mr. Faiman will also be entitled to additional consideration of, among other things, (i) severance in an amount equal to Mr. Faiman’s annual base salary for six (6) months, payable in equal installments in accordance with the Company’s normal payroll policies, and (ii) coverage under COBRA, payable directly by the Company, for all health insurance plan benefits to which Mr. Faiman was entitled prior to the Separation Date for a six (6) month period.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q3 2019 YTD	Q3 2018 YTD
Cash paid for:
Interest	$6,494	$4,775
Income taxes	146	104

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$10,833	$8,418
Shares issued in connection with acquisition of business	—	21
Shares issued in connection with Jackson term loan	—	371
Warrants issued in connection with Jackson term loan	—	682

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

To finance the KRI Transaction, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”) on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company shall pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019.  In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020, to February 27, 2020. The Company paid interest of $10 in September 2019.

For three-month periods ended September 28, 2019 and September 29, 2018

	Q3 2019	% of Revenue	Q3 2018	% of Revenue	Growth
Revenue	$67,320	100.0%	$71,317	100.0%	(5.6)%
Direct cost of revenue	54,835	81.5%	58,821	82.5%	(6.8)%
Gross profit	12,485	18.5%	12,496	17.5%	(0.1)%
Operating expenses	12,228	18.2%	11,838	16.6%	3.3%
Income from operations	257	0.4%	658	0.9%	(60.9)%
Other expenses	(1,337)	(2.0)%	(2,635)	(3.7)%	(49.3)%
Provision from income taxes	(28)	(0.0)%	(3)	(0.0)%	833.3%
Net Loss	$(1,108)	(1.6)%	$(1,980)	(2.8)%	(44.0)%

Revenue

For Q3 2019, revenue decreased by 5.6% to $67,320, as compared with $71,317, for Q3 2018. The decline was driven by $1,459 of unfavorable foreign currency translation and $7,970 of organic decline.  Within organic decline, temporary contractor revenue declined $8,594 and permanent placement grew $624.  This was partly offset by $5,432 of growth from the acquisitions of KRI.

Revenue in Q3 2019 was comprised of $63,821 of temporary contractor revenue and $3,499 of permanent placement revenue, compared with $68,683 and $2,634 for Q3 2018, respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Direct cost of revenue, Gross profit and gross margin

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q3 2019, direct cost of revenue was $54,835, a decrease of 6.8% from $58,821 in Q3 2018, compared with revenue decline of 5.6%.

Gross profit for Q3 2019 was $12,485, almost flat to Q3 2018, but yielded gross margin improvement with 18.5% in Q3 2019 versus 17.5% in Q3 2018.  Gross profit growth was primarily attributable to the impact of acquisitions and growth in permanent placement revenue. This was partly offset by unfavorable foreign currency translation, and organic contract revenue decline.

Operating expenses

Operating expenses for Q3 2019 were $12,228 an increase of 3.3% as compared with $11,838 for Q3 2018.  The acquisitions of Clement May, and KRI drove an additional increase of 3.6% in operating expense.  Excluding the acquisitions, operating expenses decreased by 0.3% driven by significantly lower people costs driven by lower variable costs, savings attributable to synergies within the subsidiaries, and cost savings initiatives.  This is partly offset by higher non-recurring costs, legal, and other costs associated with acquisitions.

Other Expenses

Other expenses for Q3 2019 was $1,337 a decrease of 49.3% from $2,635 in Q3 2018. The decrease was mainly driven by Q3 2019 CBS Butler warranty claim settlement gain of $1,138 and $433 in lower interest expense recorded in Q3 2019 versus Q3 2018 due to the $13 million debt conversion in Q3 2018.  This was partly offset by $59 of higher net amortization of debt discount and deferred financing costs and $281 of higher loss from remeasuring the Company’s intercompany note.

For nine-month periods ended September 28, 2019 and September 29, 2018

	Q3 2019 YTD	% of Revenue	Q3 2018 YTD	% of Revenue	Growth
Revenue	$214,644	100.0%	$186,835	100.0%	14.9%
Direct cost of revenue	177,949	82.9%	150,876	80.8%	17.9%
Gross profit	36,695	17.1%	35,959	19.2%	2.0%
Operating expenses	35,173	16.4%	35,566	19.0%	(1.1)%
Income from operations	1,522	0.7%	393	0.2%	287.3%
Other expenses	(4,168)	(1.9)%	(5,566)	(3.0)%	(25.1)%
Benefit from income taxes	296	0.1%	78	0.0%	279.5%
Net Loss	$(2,350)	(1.1)%	$(5,095)	(2.7)%	(53.9)%

Revenue

For Q3 YTD 2019, revenue increased by 14.9% to $214,644, as compared with $186,835, for Q3 YTD 2018. Of that growth, $47,167 was from the acquisitions of Clement May and KRI.  This was partially offset by a decline of $7,653 from divesting of PeopleServe, $5,624 from unfavorable foreign currency translation, and $6,081 of organic revenue decline. Within organic revenue, temporary contractor revenue declined $6,386 and permanent placement grew $306.

Revenue in Q3 YTD 2019 was comprised of $205,809 of temporary contractor revenue and $8,835 of permanent placement revenue, compared with $178,518 and $8,317 for Q3 YTD 2018, respectively.

Direct cost of revenue, Gross profit and gross margin

Direct cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q3 YTD 2019, direct cost of revenue was $177,949, an increase of 17.9% from $150,876 in Q3 YTD 2018, compared with revenue growth of 14.9%.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Gross profit for Q3 YTD 2019 was $36,695, an increase of 2% over $35,959 for Q3 YTD 2018, representing gross margin of 17.1% and 19.2% for each period, respectively.  Gross profit growth was primarily attributable to the impact of acquisitions and growth in permanent revenue. This was partly offset by the divestiture of the lower margin PeopleServe business, workers’ compensation insurance savings realized in Q3 YTD 2018 with no corresponding credit in Q3 YTD 2019, unfavorable foreign currency translation, and organic contract revenue decline.

Operating expenses

Operating expenses for Q3 YTD 2019 were $35,173, a decrease of 1.1% over $35,566 for Q3 YTD 2018.  The acquisitions of Clement May, and KRI drove an additional increase of 7.4% in operating expense.  Excluding the acquisitions, operating expenses decreased by 8.5% driven by lower non-recurring costs, legal, and other costs associated with acquisitions, lower variable costs and savings attributable to synergies within the subsidiaries, cost savings initiatives, and PeopleServe divesture.

Other Expenses

Other expenses for Q3 YTD 2019 was $4,168, a decrease of 25.1% from $5,566 in Q3 YTD 2018. The decrease is driven by the following: $1,138 CBS Butler warranty claim settlement gain in Q3 YTD 2019, $737 lower interest expense recorded in Q3 YTD 2019 versus Q3 YTD 2018 due to the $13 million debt conversion in Q3 2018; $847 gain on settlement of FirstPro Inc., deferred consideration in Q3 YTD 2019; $81 higher other income driven mainly by higher investment income on the Company’s workers’ compensation collateral.  These were partially offset by a gain of $879 from fair valuing warrants in Q3 YTD 2018, with no corresponding gain in Q3 YTD 2019; $238 gain from the sale of Peopleserve in Q3 YTD 2018; $136 of higher net amortization of debt discount and deferred financing costs; $152 of higher loss in Q3 YTD 2019 versus Q3 YTD 2018 from remeasuring the Company’s intercompany note.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details Revenue and Gross Profit by Sector:

	Q3 2019	Mix	Q3 2018	Mix	Q3 2019 YTD	Mix	Q3 2018 YTD	Mix
Commercial Staffing - US	$31,644	47%	$28,496	40%	$94,280	43%	$73,441	39%
Professional Staffing - US	9,387	14%	11,301	16%	28,449	13%	40,034	22%
Professional Staffing - UK	26,289	39%	31,520	44%	91,915	44%	73,360	39%
Total Revenue	$67,320		$71,317		$214,644		$186,835

Commercial Staffing - US	$5,107	41%	$4,463	36%	$14,823	40%	$12,278	34%
Professional Staffing - US	3,701	30%	4,069	33%	10,904	30%	12,268	34%
Professional Staffing - UK	3,677	29%	3,964	31%	10,968	30%	11,413	32%
Total Gross Profit	$12,485		$12,496		$36,695		$35,959

Commercial Staffing - US	16.1%		15.7%		15.7%		16.7%
Professional Staffing - US	39.4%		36.0%		38.3%		30.6%
Professional Staffing - UK	14.0%		12.6%		11.9%		15.6%
Total Gross Margin	18.5%		17.5%		17.1%		19.2%

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

	Q3 2019	Q3 2018	Q3 2019 YTD	Q3 2018 YTD	Trailing Twelve Months Q3 2019	Trailing Twelve Months Q3 2018
Net loss	$(1,108)	$(1,980)	$(2,350)	$(5,095)	$(3,756)	$(12,419)

Interest expense and amortization of debt discount and deferred financing costs	2,059	2,435	5,977	6,578	8,365	8,615
Benefit (Provision) from income taxes	28	3	(296)	(78)	(196)	641
Depreciation and amortization	867	741	2,621	2,251	3,494	3,507
EBITDA	$1,846	$1,199	$5,952	$3,656	$7,907	$344

Acquisition, capital raising and other non-recurring expenses (1)	1,558	797	2,511	2,642	2,993	3,587
Other non-cash charges (2)	205	288	627	951	834	1,319
Gain in fair value of warrant liability	—	—	—	(879)	—	(1,755)
Re-measurement loss on intercompany note	467	186	484	332	838	332
Impairment of goodwill	—	—	—	—	—	4,790
Deferred consideration settlement	(1,138)	—	(1,985)	—	(1,985)	—
Restructuring charges	—	—	—	—	(57)	780
Gain from sale of business	—	—	—	(238)	—	(238)
Operational (income) of divested business	—	—	—	(237)	—	(357)
Other loss (income)	(51)	14	(308)	(227)	(479)	(152)
Adjusted EBITDA	$2,887	$2,484	$7,281	$6,000	$10,051	$8,650

Pre-Acquisition Adjusted EBITDA (3)					—	$3,323

Pro Forma TTM Adjusted EBITDA (4)					$10,051	$11,973

Adjusted Gross Profit TTM (5)					$49,040	$46,649

TTM Adjusted EBITDA as percentage of adjusted gross profit TTM					20.5%	18.5%

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

(5) Adjusted Gross Profit EBITDA excludes gross profit of business divested in June 2018, for the period prior to divested date.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Adjusted Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of the Company’s efficiency for converting incremental gross profit into Adjusted EBITDA.

	Twelve Months Ended
	September 28, 2019	September 29, 2018
Adjusted Gross Profit - TTM (Current Period)	$49,040	$46,649
Adjusted Gross Profit - TTM (Prior Period)	46,649	30,948
Adjusted Gross Profit - Growth	$2,391	$15,701

Adjusted EBITDA - TTM (Current Period)	$10,051	$8,650
Adjusted EBITDA - TTM (Prior Period)	8,650	5,321
Adjusted EBITDA - Growth	$1,402	$3,328

Operating Leverage	58.6%	21.2%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	September 28, 2019	December 29, 2018
Total Debt, Net	$38,542	$36,222
Addback: Total Debt Discount and Deferred Financing Costs	867	1,171
Total Term Debt	$39,409	$37,393

TTM Adjusted EBITDA	$10,051	$8,770

Pro Forma TTM Adjusted EBITDA	$10,051	$10,592

Pro Forma Leverage Ratio	3.9x	3.5x

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q3 2019	Q3 2018
Net cash (used) provided by operating activities	$(7,001)	$7,149

Collection of UK factoring facility deferred purchase price	10,502	7,086

Repayments on accounts receivable financing	(3,702)	(16,220)

Net cash used in operating activities including proceeds from accounts receivable financing	$(201)	$(1,985)

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

As of and for the nine month period ended September 28, 2019, the Company had a working capital deficiency of $51,005 an accumulated deficit of $73,993, and a net loss of $2,350. Management believes the Company is a going concern meaning it will meet its obligations for the next 12 months as of the date these financial statements are issued.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Operating activities

For Q3 2019 YTD, net cash used in operations of $7,001 was primarily attributable to changes in operating assets and liabilities totaling $6,921, net loss of $2,350; offset by non-cash adjustments of $2,270. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $8,994, increase in prepaid expenses and other current assets of $187, increase other assets of $395, decrease in interest payable to related parties of $190, decrease in other non current liabilities of $54 and decrease in other long term liabilities and other of $341; offset by increase in accounts payable and accrued expenses of $3,240. Total non-cash adjustments of $2,270 primarily includes depreciation and amortization of intangible assets of $2,621, stock based compensation of $621, amortization of debt discounts and deferred financing of $529, foreign currency re-measurement on intercompany loan of $484; offset by gain from settlements of the FirstPro Inc. and CBSB deferred consideration totaling $1,985.

For Q3 2018 YTD, net cash provided by operations of $7,149 was primarily attributable changes in operating assets and liabilities totaling $9,434, non-cash adjustments of $2,810, partially offset by net loss of $5,095. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $6,282 (see further discussion below), increase in accounts payable and accrued expenses of $2,789, decrease in other assets of $165, decrease in prepaid expenses and other current assets of $71, and increase in other long term liabilities and other of $285; offset by decrease in interest payable – related party of $64 and decrease in other current liabilities of $94. Total non-cash adjustments of $2,810 primarily includes depreciation and amortization of intangible assets of $2,251, stock based compensation of $951, amortization of debt discounts and deferred financing of $393, foreign currency re-measurement on intercompany loan of $332; offset by gain on fair value of warrants of $879 and gain from sale of business of $238.

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

Investing activities

For Q3 2019 YTD, net cash flows provided by investing activities was $10,087, $10,502 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $415.

For Q3 2018 YTD, net cash flows used in investing activities was $1,601, $9,760 related to acquisition of Clement May and KRI and purchase of property and equipment of $330; offset by collection of the beneficial interest from HSBC of $7,086 (see discussion above) and disposal of business of $1,403.

Financing activities

For Q3 2019 YTD, net cash flows used in financing activities totaled $4,468, of which $3,702 relates to repayments on accounts receivable financing, net, payment on deferred consideration for $5,613, third party financing costs of $1,122, dividends paid to related parties of $1,125, dividends paid to shareholders of $249, and repayment on HSBC loan of $522; financing costs – related party of $188; offset by proceeds from equity raise of $5,515 and proceeds from related party term loan of $2,538.

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

Refer to the Form 10-K filed with the SEC on March 25, 2019.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  The Company adopted this guidance effective December 30, 2018. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The adoption of the new standard resulted in the recognition of additional lease liabilities of approximately $5,344, and right-of-use assets of approximately $5,262 as of September 28, 2019 related to the Company’s operating leases. The new standard did not have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in our system of internal control over financial reporting occurred during the period ended September 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3.4

Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7,

2019 (previously filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on February

11, 2019)

10.1

Securities Purchase Agreement, dated July 29, 2019, by and between Staffing 360 Solutions, Inc. and the purchaser signatory thereto (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 29, 2019)

10.2

Placement Agency Agreement, dated July 29, 2019, by and between the Company and ThinkEquity (previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on July 29, 2019)

10.3

Fourth Omnibus Amendment and Reaffirmation Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company and Jackson Investment Group, LLC. (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on August 30, 2019)

10.4

18% Senior Secured Note, due December 31, 2019, issued on August 29, 2019, to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on August 30, 2019)

10.5

Third Amendment to Intercreditor Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company, Jackson Investment Group, LLC and MidCap Funding X Trust. (previously filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on August 30, 2019)

10.6

Amendment Agreement, dated as of September 11, 2019, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 12, 2019)

10.7

General Release and Severance Agreement, dated as of September 11, 2019, by and between Staffing 360 Solutions, Inc. and David Faiman (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 17, 2019)

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

Date: November 12, 2019	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 12, 2019	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ David Faiman
David Faiman
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)