Form 10-K
period 2019-12-28
Staffing 360 Solutions, Inc.
filed 2020-05-11
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $9,198,756. based on the closing price (last sale of the day) for the registrant’s common stock on the Nasdaq exchange on June 28, 2019 of $1.56 per share.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

As of May 11, 2020, 9,307,563 shares of common stock, $0.00001 par value, were outstanding.

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

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the period ended December 28, 2019.

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

Change of Year End

On February 28, 2017, the board of directors (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53-week year ending on the Saturday closest to the 31st of December, effective December 31, 2016. On April 12, 2017, the Company filed a transition report (“Transition Report”), Form 10-K/T, for the period from June 1, 2016 through December 31, 2016, (“Transition Period”). Following that Transition Report, we will file annual reports for each twelve-month period ending the Saturday closest to December 31 of each year beginning with December 30, 2017 (“Fiscal 2017”), which was filed on March 29, 2018. The prior year’s report was for the period from December 29, 2017 to December 29, 2018, “Fiscal 2018”. This report is for the period from December 30, 2018 to December 28, 2019, “Fiscal 2019”.

Operating History

The Company generated revenue of $278,478 and $260,926 for Fiscal 2019 and Fiscal 2018, respectively. This growth has been achieved primarily through acquisitions.

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

The Company considers itself a temporary staffing company within the broader staffing industry. However, the Company provides permanent placements at the request of existing clients and some consulting services clients.

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

The loss of a staff member who handles a large volume of business may result in a large loss of revenue for a staffing company. Individual staff members, rather than the staffing company itself, often develop strong relationships with customers. Staff members who move to another staffing company are often able to move customers with them.

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

We have incurred substantial losses since our inception, anticipate that we will continue to incur losses for the foreseeable future and may not achieve or sustain profitability. Because of the numerous risks and uncertainties associated with the staffing industry, we are unable to predict the extent of any future losses or when we will become profitable, if at all.  Expected future operating losses will have an adverse effect on our cash resources, stockholders’ equity and working capital. These factors individually and collectively raise a substantial doubt about or ability to continue as a going concern.

Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, diversify our portfolio of staffing companies, or continue our operations. In addition, a substantial economic impact resulting from the Covid-19 pandemic could materially impact our operations. Developments such as social distancing and shelter-in-place directives have impacted the Company’s revenues in the months of March and April. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020. A decline in the value of our stock could also cause you to lose all or part of your investment.

Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended December 28, 2019 expressing substantial doubt in our ability to continue as a going concern based on our recurring and continuing losses from operations and our need for additional funding to continue operations and our susceptibility to economic downturns. Our consolidated financial statements as of December 28, 2019 do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern for the next twelve months, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern we may be forced to liquidate our assets which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital or to enter into strategic alliances.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of December 28, 2019, our total gross debt payables amount to approximately $58,700. Our level of debt could have significant consequences to our stockholders, including the following:

•

requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

•	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

•	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•	increasing our vulnerability to both general and industry-specific adverse economic conditions including the economic consequences of the Novel Coronavirus Disease 2019 ( COVID-19”) pandemic;

•	putting us at a competitive disadvantage versus less leveraged competitors; and

•	increasing vulnerability to changes in the prevailing interest rates.

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

Further, our note issued to Jackson Investment Group LLC (“Jackson”) includes certain customary financial covenants and the Company has had instances of non-compliance. Management has historically been able to obtain from Jackson waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately. Our financing with MidCap Funding X Trust (“MidCap”) includes customary financial covenants and the Company has had instances of non-compliance. The Company has been able to obtain forbearance of any non-compliance from MidCap, and management expects to continue to be able to obtain necessary forbearance in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such forbearance, and should MidCap refuse to provide a forbearance in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

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

The Jackson Note is secured by substantially all of the Company’s assets that are not secured by our revolving loan facility with Midcap Funding Trust and the terms of the Jackson Note may restrict the Company’s current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured and the beneficial owner of a substantial percentage of our outstanding shares of common stock.

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

In addition to being our senior secured lender, Jackson owns in excess of 17.9% of the Company’s outstanding common stock, not including shares issuable upon conversion of certain warrants and Series E and Series E-1 Preferred Stock. Jackson beneficially owns 58.6% of our common stock including shares issuable upon exercise of warrants and conversion of the series Series E and Series E-1 Preferred Stock. Accordingly, Jackson may be able to exert significant influence over the Company.

We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings under our debt instruments, we may not be able to continue our operations.

We require significant amounts of working capital to operate our business. We often have high receivables from our customers, and as a staffing company, we are prone to cash flow imbalances because we have to fund payroll payments to temporary workers before receiving payments from clients for our services. Cash flow imbalances also occur because we must pay temporary workers even when we have not been paid by our customers. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. In particular, we use working capital to pay expenses relating to our temporary workers and to satisfy our workers’ compensation liabilities. As a result, we must maintain sufficient cash availability to pay temporary workers and fund related tax liabilities prior to receiving payment from customers.

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

We derive working capital for our operations through cash generated by our operating activities and borrowings under our debt instruments. Our available sources of capital are limited and our debt obligations and an unsecured payment associated with a historical acquisition are due in the next 12 months. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms. The amount we are entitled to borrow under our debt instruments is calculated monthly based on the aggregate value of certain eligible trade accounts receivable generated from our operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. The aggregate value of our eligible accounts receivable may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, which could reduce our ability to react to changes in the market or industry conditions.

We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

As of December 28, 2019, the Company had a working capital deficiency of $55,353, an accumulated deficit of $76,537 and a net loss of $4,894 in Fiscal 2019. We will need to raise additional capital to pursue growth opportunities, improve our infrastructure, finance our operations and otherwise make investments in assets and personnel that will allow us to remain competitive. Additional capital would be used to accomplish the following:

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

Historically, the market price of our common stock has fluctuated over a wide range. Between our stock splits occurring on September 17, 2015, and January 3, 2018, our common stock traded in a range from $2.50 to $39.50 per share. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder's ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or "float" for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for a stockholder to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

Our common stock is listed on the NASDAQ Capital Market. Historically, the market price of our common stock has fluctuated over a wide range. The stock market has experienced extreme price and volume fluctuations in recent months and years that have significantly affected the quoted prices of the securities of many companies, including companies in the staffing industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our stock price

Between our stock splits occurring on September 17, 2015 and January 3, 2018, our common stock traded in a range from $2.50 to $39.50 per share. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. In addition, on January 24, 2020, we received a letter from the Listing Qualifications Department of the NASDAQ Capital Market notifying us that, based upon the closing bid price of our common stock for the previous 30 consecutive business days, the common stock did not meet the minimum bid price of $1.00 per share required by NASDAQ Listing Rule 5550(a)(2), initiating an automatic 180 calendar-day grace period for us to regain compliance. If the NASDAQ

Capital Market delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

An investment in our common stock requires a long-term commitment, with no certainty of return. The market for our common stock is illiquid. Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.  The illiquidity of our common stock may be caused by a variety of factors including:

•	lower trading volume;
•	low stock price; and
•	market conditions.

There is limited trading in our common stock and our security holders may experience wide fluctuations in the market price of our common stock. These price and volume fluctuations may be unrelated to our operating performance. These fluctuations may have an extremely negative effect on the market price of our common stock and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our common stock in the open market. In these situations, the stockholder may be required either to sell our common stock at a market price which is lower than the purchase price the stockholder paid, or to hold our common stock for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock.

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

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, cause downgrades in our future debt ratings leading to higher borrowing costs and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital.

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

The uncertainty surrounding the implementation of Brexit may impact our UK operations

The U.K. left the European Union January 31, 2020. Under the current withdrawal agreement between the U.K. and the European Union, the U.K. will be subject to a transition period until December 31, 2020, during which European Union rules will continue to apply. The relationship between the U.K. and the European Union after the transition period has not been determined yet. As a result, the impact of Brexit is not yet known and depends on any agreements the U.K. and European Union may make to retain access to each other's markets after the transition period.  A withdrawal from the European Union is unusual and it is unclear what financial, trade, legal and employment implications the withdrawal of the U.K. from the European Union will have following the transition period and how the withdrawal will affect us.  Our operations in the U.K. could be disrupted by Brexit. There may continue to be economic uncertainty surrounding the consequences of Brexit that could adversely impact customer confidence, resulting in customers reducing their spending budgets on our services.  These and other adverse consequences such as reduced consumer spending, deterioration in economic conditions, loss of key international employees, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.

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

Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other business interruptions.

War, terrorism, geopolitical uncertainties, public health issues (such as the Novel Coronavirus Disease 2019 (“COVID-19”)) and other business interruptions have caused and could cause damage or disruption to commerce and the economy, and thus could have a material adverse effect on us and our customers. Our business operations are subject to interruption by, among others, natural disasters, whether as a result of climate change or otherwise, fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our services. COVID-19 is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients.   As a result, we are subject to the plans and approaches of our clients to work during this period.  This includes whether they support remote working when they have decided to close their facilities.  To the extent that our clients were to decide or are required to close their facilities or not permit remote work when they decide to close facilities, we would no longer generate revenue and profit from that client.  From the Company’s perspective, we have in place a business continuity plan that has evaluated all critical aspects of our business operations, built plans to address the business risks associated with the COVID-19 pandemic, and tested those critical processes and systems at key locations and systems.

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

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, customers, associates and candidates, a portion of which is confidential and/or personally sensitive. In doing so, we rely on our own technology and systems, and those of third-party vendors we use for a variety of processes. We and our third-party vendors have established policies and procedures to help protect the security and privacy of this information. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

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

We initiated a dividend program under which we intend to pay a regular quarterly cash dividend of $0.01 per share to holders of our common stock. The first $0.01 per share dividend was paid on February 28, 2019 to shareholders of record as of February 15, 2019.  In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position our Company for long‑term success. The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board of Directors deems relevant. In addition, we are limited in our ability to pay dividends by certain of our existing agreements and the certificate of designations for our Series E Preferred Stock.  In particular, our debt agreements and certificate of designations for our Series E Preferred Stock only permit us to pay quarterly cash dividend of one cent per share of common stock issued and outstanding, provided, that such cash dividend does not exceed $100 in the aggregate per fiscal quarter.  We may not pay such dividends if any events of default exist under our debt agreements or the certificates of designations for our Series E Preferred Stock.  In addition, so long as any shares of Series A Preferred Stock are outstanding, as they are at this time, we are not able to declare, pay or set apart for payment any dividend on any shares of common stock, unless at the time of such dividend we have paid all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock. Effective January 1, 2020, Jackson does not allow for any further Series A dividend payments so, as a consequence, a Common Stock dividend will not be declared while the Jackson note is outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company leases 4,157 square feet of space at 641 Lexington Avenue, Suite 2701, New York, NY 10022, its headquarters and principal location. The Company’s lease for this space will expire in 2022.  The Company currently has a total of 19 facilities throughout the U.S. and the U.K.  This includes U.K. offices in London and Redhill, England, as well as offices in the following states in the U.S.: New York, Connecticut, Massachusetts, Rhode Island, New Hampshire, Georgia, North Carolina and South Carolina.

All offices are operated from leased space ranging from approximately 500 to 10,000 square feet, typically through operating leases with terms that range from six months to ten years, and thus with expirations from 2018 through 2029. We believe that our facilities are adequate for our current requirements and that the Company’s leasing strategies provide us with sufficient flexibility to accommodate our business needs.

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

Holders of Common Stock

As of May 6, 2020, there were approximately 2,700 shareholders of record of the Company’s common stock.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that have been disclosed by the Company in quarterly reports on Form 10-Q, current reports on Form 8-K, and as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financings,” the following are the only sales of unregistered securities: during the period December 29, 2018 through December 29, 2019 - we issued 6,000 shares of common stock, with an aggregate value of $9 to Greenridge Global, LLC in return for investor relations advisory services and construction of leasehold improvements.

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

Key Resources Inc. Acquisition

On August 27, 2018, the Company and Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect subsidiary of the Company, entered into a share purchase agreement with Pamela D. Whitaker (“Seller”), pursuant to which the Seller sold 100% of the common shares of Key Resources Inc. (“KRI”) to Monroe Staffing (the “KRI Transaction”). The KRI Transaction closed simultaneously with the signing of the share purchase agreement. The purchase price in connection with the KRI Transaction was approximately $12,163, of which (a) approximately $8,109 was paid to the Seller at closing, (b) up to approximately $2,027 is payable as earnout consideration to the Seller on August 27, 2019 and (c) up to $2,027 is payable as earnout consideration to the Seller on August 27, 2020.  While the Company had recognized the liability for the earnout consideration due the seller of KRI, Pamela D. Whitaker (“Whitaker”), within current liabilities as of December 28, 2019, in February 2020, the Company filed an action against Whitaker for breach of contract which more than approximates the earnout consideration recognized. The Company paid interest of $30 in Fiscal 2019 and $40 subsequent to Fiscal 2019 year end. Refer to legal proceedings below for action filed against Whitaker, the former owner of KRI.

To finance the above transaction, the Company entered into an agreement with Jackson on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428 in the Company.

For Fiscal 2019 and Fiscal 2018

	Fiscal 2019	% of Revenue	Fiscal 2018	% of Revenue	Growth
Revenue	$278,478	100.0%	$260,926	100.0%	6.7%
Cost of revenue	230,169	82.7%	212,622	81.5%	8.3%
Gross profit	48,309	17.3%	48,304	18.5%	0.0%
Operating expenses	47,686	17.1%	46,646	17.9%	2.2%
Income from operations	623	0.2%	1,658	0.6%	62.4%
Other expenses	(5,852)	(2.1)%	(8,137)	(3.1)%	(28.1)%
Benefit (provision) for income taxes	335	0.1%	(22)	(0.0)%	(1622.7)%
Net loss	$(4,894)	(1.8)%	$(6,501)	(2.5)%	(24.7)%

Revenue

Fiscal 2019 revenue increased by 6.7% to $278,478 as compared with $260,926 for Fiscal 2018. Of that growth, $47,167 was from the acquisitions of Clement May and KRI.  This was partially offset by a decline of $7,653 from divesting of the PeopleServe, $5,202 from unfavorable foreign currency translation, and $16,760 of organic revenue decline. Within organic revenue, temporary contractor revenue declined $16,814 and permanent placement grew $482.

Revenue in Fiscal 2019 was comprised of $266,974 of temporary contractor revenue and $11,504 of permanent placement revenue, compared with $250,416 and $10,510 for Fiscal 2018, respectively.

Cost of revenue, Gross profit and gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Fiscal 2019, cost of revenue was $230,169, an increase of 8.3% from $212,622 in Fiscal 2018, compared with revenue growth of 6.7%.

Gross profit for Fiscal 2019 was $48,309, flat versus Fiscal 2018 of $48,304, representing gross margin of 17.3% and 18.5% for each period, respectively.  Gross profit growth was primarily attributable to the impact of acquisitions and growth in permanent revenue. This was partly offset by the divestiture of the lower margin PeopleServe business, workers’ compensation insurance savings realized in Fiscal 2018 with no corresponding credit in Fiscal 2019, unfavorable foreign currency translation, and organic contract revenue decline.

Operating expenses

Operating expenses for Fiscal 2019 were $47,686, an increase of 2.2% over $46,646 for Fiscal 2018.  The acquisitions of Clement May and KRI drove an additional increase of 5.7% in operating expense. Excluding the acquisitions, operating expenses decreased by 4.3% driven by lower non-recurring costs, legal, and other costs associated with acquisitions, lower variable costs and savings attributable to synergies within the subsidiaries, cost savings initiatives, and the PeopleServe divesture.

Other Expenses

Other expenses for Fiscal 2019 was $5,852, a decrease of 28.1% from $8,137 in Fiscal 2018. The decrease is driven by the following: gain of $1,077 on CBS Butler earnout settlement in Fiscal 2019, $847 gain on settlement of FirstPro Inc. deferred consideration in Fiscal 2019; $383 gain in remeasuring the intercompany note in Fiscal 2019 compared to a loss of $686 in Fiscal 2018; $758 lower interest expense recorded in Fiscal 2019 versus Fiscal 2018 due to the $13 million debt conversion in Fiscal 2018. These were partially offset by a gain of $879 from fair valuing warrants in Fiscal 2018, with no corresponding gain in Fiscal 2019; $238 gain from the sale of PeopleServe in Fiscal 2018; $277 of higher net amortization of debt discount and deferred financing costs; and lower other income mainly due to a true up adjustment to the CBS Butler earnout in Fiscal 2018.

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

The following table details Revenue and Gross Profit by Business Streams:

	Fiscal 2019	Mix	Fiscal 2018	Mix

Revenue
Commercial Staffing - US	$127,330	46%	$107,318	41%
Professional Staffing - US	37,294	13%	49,752	19%
Professional Staffing - UK	113,854	41%	103,856	40%
Total Service Revenue	$278,478		$260,926

Gross Profit
Commercial Staffing - US	$20,080	42%	$17,496	36%
Professional Staffing - US	14,081	29%	15,610	32%
Professional Staffing - UK	14,148	29%	15,199	32%
Total Gross Profit	$48,309		$48,304

Gross Margin
Commercial Staffing - US	15.8%		16.3%
Professional Staffing - US	37.8%		31.4%
Professional Staffing - UK	12.4%		14.6%
Total Gross Margin	17.3%		18.5%

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

	Fiscal 2019	Fiscal 2018
Net loss	$(4,894)	$(6,501)

Interest expense and amortization of debt discount and deferred financing costs	7,628	8,386
Benefit (loss) from income taxes	(335)	22
Depreciation and amortization	4,226	3,704
EBITDA	$6,625	$5,611

Acquisition, capital raising and other non-recurring expenses (1)	4,956	3,124
Other non-cash charges (2)	840	1,158
Gain in fair value of warrant liability	—	(879)
Re-measurement loss on intercompany note	(383)	686
Gain on settlement of deferred consideration	(1,924)	—
Restructuring charges	(10)	(57)
Gain from sale of business	—	(238)
Other income	(326)	(398)
Adjusted EBITDA	$9,778	$9,007

Pre-Acquisition Adjusted EBITDA (3)	$—	$2,378

Pro Forma Adjusted EBITDA (4)	$9,778	$11,384

Adjusted Gross Profit (5)	$48,309	$47,512

Adjusted EBITDA as percentage of Adjusted Gross Profit	20.2%	19.0%

(1)

Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.
(3)	Pre-Acquisition Adjusted EBITDA excludes the Adjusted EBITDA of acquisitions for the period prior to the acquisition date.
(4)	Pro Forma Adjusted EBITDA includes the Adjusted EBITDA of acquisitions for the period prior to the acquisition date.

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

.

	Fiscal 2019	Fiscal 2018

Gross Profit - TTM (Current Period)	$48,309	$48,304
Gross Profit - TTM (Prior Period)	48,304	36,741
Gross Profit - Growth	$5	$11,563

Adjusted EBITDA - TTM (Current Period)	$9,778	$9,007
Adjusted EBITDA - TTM (Prior Period)	9,007	7,391
Adjusted EBITDA - Growth	$771	$1,616

Operating Leverage	15420%	14.0%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	Fiscal 2019	Fiscal 2018

Total Term Debt, Net	$38,816	$36,222
Addback: Total Debt Discount and Deferred Financing Costs	497	1,171
Total Debt	$39,313	$37,393

TTM Adjusted EBITDA	$9,778	$9,007

Pro Forma TTM Adjusted EBITDA	$9,778	$11,384

Pro Forma Leverage Ratio	4.02x	3.28x

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

	Fiscal 2019	Fiscal 2018

Net cash flow (used in) provided by operating activities	$(10,840)	$1,971

Collection of UK factoring facility deferred purchase price	13,970	10,448

Repayments on accounts receivable financing	(2,708)	(13,759)
		$—
Net cash provided by (used in) operating activities including proceeds from accounts receivable financing	$422	$(1,340)

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

For Fiscal 2019 the Company had a working capital deficiency of $55,353 an accumulated deficit of $76,537, and a net loss of $4,894.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has unsecured payment due in the next 12 months associated with a historical acquisition and secured current debt arrangements which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time. Additionally, with the onset of COVID-19 pandemic, there is further uncertainty related to our future revenues, gross profit and cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Operating activities

For Fiscal 2019, net cash used in operations of $10,840 was primarily attributable to changes in operating assets and liabilities totaling $8,697 and a net loss of $4,894; offset by non-cash adjustments of $2,751. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $7,574, increase other assets of $590, decrease in accounts payable and accrued expenses of $1,893, decrease in other current liabilities of $94, decrease in other long term liabilities of $85; offset by increase in accounts payable – related party of $1,114, decrease in prepaid expenses of $367, and other of $58. Non cash add backs of $2,750 primarily relates to amortization of intangible assets and depreciation of $3,369, amortization of debt discount and deferred financing of $857, stock based compensation of $832; offset by remeasurement gain on intercompany note of $383 and gain on settlement of deferred consideration of $1,924.

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

Investing activities

For Fiscal 2019, net cash flows provided by investing activities was $13,460, $13,970 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $510.

Net cash flows provided by investing activities for Fiscal 2018 was $1,666 and is due to the acquisitions of Clement May and KRI of $9,760 and purchase of property and equipment of $425; offset by disposal of business, net of $1,403 and the collection of the beneficial interest from HSBC of $10,448.

Financing activities

For Fiscal 2019, net cash flows used in financing activities totaled $4,389, of which $2,708 relates to repayments on accounts receivable financing, net, payment on deferred consideration for $6,230, third party financing costs of $1,154, dividends paid to related parties of

$1,175, dividends paid to shareholders of $337, and repayment on HSBC loan of $650; financing costs – related party of $188; offset by proceeds from equity raise of $5,515 and proceeds from related party term loan of $2,538.

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

Goodwill

Goodwill relates to amounts that arose in connection with various acquisitions and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but it is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a decline in the equity value of the business, a significant adverse change in certain agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, or ASU 2011-08, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. A reporting unit is either the equivalent of, or one level below, an operating segment. The Company early adopted the provisions in ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired.

The carrying value of each reporting unit is based on the assignment of the appropriate assets and liabilities to each reporting unit. Assets and liabilities were assigned to each reporting unit if the assets or liabilities are employed in the operations of the reporting unit and the asset and liability is considered in the determination of the reporting unit fair value.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2019 and Fiscal 2018, include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  The Company adopted this guidance effective December 30, 2018. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The adoption of the new standard resulted in the recognition of additional lease liabilities of approximately $4,980, and right-of-use assets of approximately $4,888 as of December 28, 2019 related to the Company’s operating leases. The new standard did not have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Staffing 360 Solutions, Inc.

New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, has a net capital deficiency, and faces uncertainty as to the operational impact of the COVID-19 outbreak, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 11 to the consolidated financial statements, the Company adopted ASU 2016-02, “Leases” (Topic 842) effective December 30, 2018.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, LLP

New York, NY

May 11, 2020

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	As of Fiscal 2019	As of Fiscal 2018
ASSETS
Current Assets:
Cash	$1,196	$3,181
Accounts receivable, net	26,604	32,746
Prepaid expenses and other current assets	842	1,197
Total Current Assets	28,642	37,124

Property and equipment, net	1,528	1,639
Goodwill	31,049	32,061
Intangible assets, net	19,511	22,657
Other assets	3,223	2,956
ROU assets	4,888	—
Total Assets	$88,841	$96,437
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$16,577	$18,283
Accrued expenses - related party	3,884	1,457
Current debt, related party	37,780	—
Current portion of debt	676	657
Accounts receivable financing	19,374	21,979
Leases - current liabilities	1,797	—
Other current liabilities	3,907	9,642
Total Current Liabilities	83,995	52,018

Long-term debt, related party	—	34,568
Long-term debt	360	997
Leases - non current	3,183	—
Other long-term liabilities	1,670	4,659
Total Liabilities	89,208	92,242

Commitments and contingencies	—	—
Series E-1 Preferred Stock, 6,500 designated, $0.00001 par value, 729 and 81 shares issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	—	—

Stockholders' (Deficit) Equity:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, related party, 1,663,008 designated, $0.00001 par value, $1.00 stated value, 1,663,008 shares issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	—	—
Series E Preferred Stock, 13,000 designated, $0.00001 par value, 13,000 and 13,000 shares issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	13	13
Common stock, $0.00001 par value, 40,000,000 shares authorized; 8,785,748 and 5,326,068 shares issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	1	—
Additional paid in capital	76,214	73,772
Accumulated other comprehensive income	(58)	2,053
Accumulated deficit	(76,537)	(71,643)
Total Stockholders' (Deficit) Equity	(367)	4,195
Total Liabilities, Mezzanine Equity and Stockholders' (Deficit) Equity	$88,841	$96,437

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

	Fiscal 2019	Fiscal 2018
Revenue	$278,478	$260,926

Cost of revenue	230,169	212,622

Gross Profit	48,309	48,304

Operating Expenses:
Selling, general and administrative expenses	44,327	43,579
Depreciation and amortization	3,369	3,124
Operating expenses - restructuring	(10)	(57)
Total Operating Expenses	47,686	46,646

Income From Operations	623	1,658

Other (Expenses) Income:
Interest expense	(7,628)	(8,386)
Amortization of debt discount and deferred financing costs	(857)	(580)
Change in fair value of warrant liability	—	879
Re-measurement gain (loss) on intercompany note	383	(686)
Gain from sale of business	—	238
Gain on settlement of deferred consideration	1,924	—
Other, net	326	398
Total Other Expenses, net	(5,852)	(8,137)

Loss Before Benefit (Provision) For Income Tax	(5,229)	(6,479)

Benefit (provision) for income taxes	335	(22)

Net Loss	(4,894)	(6,501)

Dividends - Series A preferred stock - related party	200	200
Dividends - Series E preferred stock - related party	1,560	195
Dividends - Series E-1 preferred stock - related party	728	91

Net loss Attributable to Common Stockholders	$(7,382)	$(6,987)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.60)	$(1.46)

Net Loss Attributable to Common Stockholders	$(0.90)	$(1.57)

Weighted Average Shares Outstanding – Basic and Diluted	8,198,519	4,444,033

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

	Fiscal 2019	Fiscal 2018
Net Loss	$(4,894)	$(6,501)

Other Comprehensive Income
Foreign exchange translation (loss) gain	(2,111)	1,270
Comprehensive Loss Attributable to the Company	$(7,005)	$(5,231)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity
	Series D		Series A		Series E		Common Stock
Balance December 30, 2017	—	$—	1,663,008	$—	—	$—	3,909,114	$—	$57,574	$783	$(65,142)	(6,785)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	166,548	—	1,151	—	—	1,151
Acquisition of Clement May	—	—	—	—	—	—	15,000	—	21	—	—	21
Term loans	—	—	—	—	—	—	492,000	—	371	—	—	371
At-Market-Facility, net	—	—	—	—	—	—	742,980	—	2,245	—	—	2,245
Debt Conversion, net	—	—	—	—	13,000	13	—	—	12,214	—	—	12,227
Warrant adjustments	—	—	—	—	—	—	—	—	682	—	—	682
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(200)	—	—	(200)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(195)	—	—	(195)
Dividends - Series E-1 Preferred Stock - Related Party	81	—	—	—	—	—	—	—	(91)	—	—	(91)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	1,270	—	1,270
Additional shares issues on share split	—	—	—	—	—	—	426	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,501)	(6,501)
Balance December 29, 2018	81	$—	1,663,008	$—	13,000	$13	5,326,068	$—	$73,772	$2,053	$(71,643)	$4,195

The accompany notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity (Deficit)
	Series E-1		Series A		Series E		Common Stock
Balance December 29, 2018	81	$—	1,663,008	$—	13,000	$13	5,326,068	$—	$73,772	$2,053	$(71,643)	$4,195
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	28,400	—	832	—	—	832
Sale of common stock, net	—	—	—	—	—	—	3,331,280	1	4,360	—	—	4,361
Share issuance - Jackson	—	—	—	—	—	—	100,000	—	75	—	—	75
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(200)	—	—	(200)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(1,560)	—	—	(1,560)
Dividends - Series E-1 Preferred Stock - Related Party	648	—	—	—	—	—	—	—	(728)	—	—	(728)
Dividends - Common stockholders	—	—	—	—	—	—	—	—	(337)	—	—	(337)
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	(2,111)	—	(2,111)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,894)	(4,894)
Balance December 28, 2019	729	$—	1,663,008	$—	13,000	$13	8,785,748	$1	$76,214	$(58)	$(76,537)	$(367)

The accompanying notes are an integral part of these consolidated financial statements.

L[].’;

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal 2019	Fiscal 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,894)	$(6,501)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of intangible assets	3,369	3,124
Amortization of debt discount and deferred financing costs	857	580
Gain on settlement of deferred consideration	(1,924)	—
Stock based compensation	832	1,151
Gain from sale of business	—	(238)
Change in fair value of warrant liability	—	(879)
Re-measurement loss on intercompany note	(383)	686
Changes in operating assets and liabilities:
Accounts receivable	(7,574)	5,141
Prepaid expenses and other current assets	367	188
Other assets	(590)	83
Accounts payable and accrued expenses	(1,893)	(1,456)
Accounts payable - Related parties	1,114	(184)
Other current liabilities	(94)	198
Other long-term liabilities	(85)	(254)
Other, net	58	332
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(10,840)	1,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(9,760)
Collection of UK factoring facility deferred purchase price	13,970	10,448
Disposal of business, net of cash	—	1,403
Purchase of property and equipment	(510)	(425)
NET CASH PROVIDED BY INVESTING ACTIVITIES	13,460	1,666

CASH FLOWS FROM FINANCING ACTIVITIES:
Third-party financing costs	(1,154)	(109)
Related-party financing costs	(188)	(280)
Payments for earn-outs	(6,230)	(1,402)
Proceeds from term loans - related party	2,538	8,428
Proceeds from term loans	—	2,047
Repayment of term loans	(650)	(596)
Repayments on accounts receivable financing, net	(2,708)	(13,759)
Dividends - related party	(1,175)	(200)
Proceeds from sale of common stock	5,515	2,315
Dividends paid on common stock	(337)	—
NET CASH USED IN FINANCING ACTIVITIES	(4,389)	(3,556)

NET (DECREASE) INCREASE IN CASH	(1,769)	81

Foreign currency translation	(216)	—

CASH - Beginning of period	3,181	3,100

CASH - End of period	$1,196	$3,181

The accompanying notes are an integral part of these consolidated financial statements.

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

Change of Year End

On February 28, 2017, the board of directors (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53-week year ending on the Saturday closest to the 31st of December, effective December 31, 2016. On April 12, 2017, the company filed a transition report (“Transition Report”), Form 10-K/T, for the period from June 1, 2016 through December 31, 2016, (“Transition Period”). Following that Transition Report, we will file annual reports for each twelve-month period ending the Saturday closest to December 31. This report is for the period from December 30, 2018 to December 28, 2019, “Fiscal 2019”. The prior year’s report was for the period from December 31, 2017 to December 29, 2018, “Fiscal 2018”.

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the year ended December 28, 2019, the Company has an accumulated deficit of $76,537 and a working capital deficit of $55,353. At December 28, 2019, we had total debt of $39,313 and $1,196 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, bonds, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments

The financial statements included in this annual report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

Further, our note issued to Jackson Investment Group LLC (“Jackson”) includes certain financial customary covenants and the Company has had instances, including as of the year ended December 28, 2019, of non-compliance. Management has historically been able to obtain from Jackson waivers of any non-compliance, including as of December 28, 2019, and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

Due to substantial doubt about the Company’s ability to continue as a going concern, the Company was not in compliance with its covenant with MidCap for the period ended December 28, 2019, as such amounts due are callable by the lender which exceeds our current cash balance. On May 8, 2020, the Company received a notice from Midcap that they would currently not pursue available rights and remedies but reserve the right to do so at a later date.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company’s debt obligations and an unsecured payment associated with a historical acquisition are due in the next 12 months, and in the case our debt obligations with Jackson and MidCap Funding X Trust are due on demand due to certain covenant violations discussed above, which are in excess of cash and cash equivalents on hand. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time.

The Novel Coronavirus Disease 2019 (“COVID-19”), is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients.  As a result, we are subject to the plans and approaches of our clients to work during this period.  This includes whether they support remote working when they have decided to close their facilities.  To the extent that our clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, we would no longer generate revenue and profit from that client.  Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where we have seen declines in revenues during the months of March and April 2020. While expected to be temporary, prolonged workforce disruptions can negatively impact sales in fiscal year 2020 and the Company’s overall liquidity.

These factors combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic raise substantial doubt about the Company’s ability to continue as a going concern.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company has applied for such funds and there is no assurance that the Company is eligible for these funds or will be able to obtain them.

Effective March 27, 2020, Company is deferring Federal Insurance Contributions Act (“FICA”) taxes under the CARES Act section 2302. Payment of these tax deferrals are delayed to December 31, 2021 and December 31, 2022.

The Company continues to examine the impact that the CARES Act may have on our business. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity. The Company is, additionally, reviewing all of the available stimulus options in support of its UK business that have been implemented by the UK government including, but not limited to, furloughing of staff at the UK Government’s expense.
Acquisitions

Clement May Acquisition

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly-owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) to acquire all of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £500, the amount to be calculated and paid on or around December 28, 2019 pursuant to the Share Purchase Agreement, and (iv) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above acquisition, the Company entered into a term loan with HSBC Bank plc. The Company paid deferred consideration of £350 ($444) on June 26, 2019. The earnout payment of £500 ($656) was fully paid in December 2019.

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

To finance the KRI Transaction, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”) on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company shall pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019.  In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020, to February 27, 2020. The seller of KRI, Pamela D. Whitaker (“Whitaker”) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of December 28, 2019, in February 2020, the Company filed an action against Whitaker for breach of contract which more than approximates the earnout consideration recognized. The Company paid interest of $30 in Fiscal 2019 and $40 subsequent to Fiscal 2019 year end.

PeopleServe Disposition

On June 6, 2018, the Company divested the stock of PeopleServe Inc., and PeopleServe PRS, Inc. for total consideration of $1,502. The Company recorded a gain of $238 from the sale of the business.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2019 and Fiscal 2018 include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Fiscal 2019 was comprised of $266,974 of temporary contractor revenue and $11,504 of permanent placement revenue, compared with $250,416 and $10,510 for Fiscal 2018, respectively. Refer to Note 13 for further details on breakdown by segments.

Taxes Collected from Customers and Remitted to Governmental Agencies

The Company records taxes on customer transactions due to governmental agencies as a receivable and a liability on the consolidated balance sheets. Sales taxes are recorded net on the consolidated statement of operations.

Advertising Costs

Costs for advertising are expensed when incurred. Advertising expenses for the Company were $1,365 and $1,332 for Fiscal 2019 and Fiscal 2018, respectively.

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

The Briand Separation Agreement

Matthew Briand, the Company’s former employee, board member and officer, resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. The Company paid approximately $190 and $690 in Fiscal 2019 and Fiscal 2018, respectively, to Mr. Briand, in full settlement of his separation agreement.

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

Pursuant to the Faiman Separation Agreement, Mr. Faiman will be entitled to receive, among other things, (i) pay in an amount equal to his base salary through the separation date, payable in equal installments in accordance with the Company’s normal payroll policies, (ii) continuation of Mr. Faiman’s current Company-sponsored employee benefits through the separation date, (iii) accelerated vesting of any outstanding equity awards held by Mr. Faiman and the elimination of any obligations to forfeit such awards upon the termination of Mr. Faiman’s employment (provided that no award shall be extended beyond its original term) and (iv) a positive reference from the management of the Company. Effective January 1, 2020, Mr. Faiman was no longer with the Company. The Company has recognized approximately $190 in severance costs related to Mr. Faiman and has paid 91 subsequent to year end in 2020.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions. The Company had no cash equivalents at the end of Fiscal 2019 or Fiscal 2018.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after all efforts to collect have been exhausted. As of the end of Fiscal 2019 and the Fiscal 2018, the Company had an allowance for doubtful accounts of $210 and $248, respectively.

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

There were no Level 1or 2 assets or liabilities or Level 3 assets in any period. The Company’s Level 3 liabilities were its warrants issued to Jackson and contingent consideration in connection with acquisitions. The Company had accounted for the warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclassed the remaining liability to Additional paid-in capital. The Company recorded a change in fair value of the warrant liability of $0 and $879 in Fiscal 2019 and Fiscal 2018, respectively.

The table below represents a rollforward of the Level 3 warrant liability and contingent consideration:

Contingent Consideration
Balance at December 30, 2017	$5,029
CBS Butler earnout adjustment	(146)
CBS Butler interest accretion	682
KRI deferred consideration	3,531
Clement May earnout	635
Balance at December 29, 2018	$9,731
CBS Butler earnout payment	(3,930)
CBS Butler gain on settlement of earnout	(1,077)
KRI deferred consideration	408
Clement May earnout	(656)
Change in fair value	(537)
Balance at December 28, 2019	$3,939

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

Goodwill

Goodwill relates to amounts that arose in connection with various acquisitions and represents the difference between the purchase price and the fair value of the identifiable intangible and tangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but it is subject to periodic review for impairment. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, a decline in the equity value of the business, a significant adverse change in certain agreements that would materially affect reported operating results, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, or ASU 2011-08, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. A reporting unit is either the equivalent of, or one level below, an operating segment. The Company early adopted the provisions in ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired.

The carrying value of each reporting unit is based on the assignment of the appropriate assets and liabilities to each reporting unit. Assets and liabilities were assigned to each reporting unit if the assets or liabilities are employed in the operations of the reporting unit and the asset and liability is considered in the determination of the reporting unit fair value.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  The Company adopted this guidance effective December 30, 2018. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The adoption of the new standard resulted in the recognition of additional lease liabilities of approximately $4,980, and right-of-use assets of approximately $4,888 as of December 28, 2019 related to the Company’s operating leases. The new standard did not have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows.

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”.  Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stock holders receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, certain equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of the end of Fiscal 2019 and Fiscal 2018, have been excluded from the per share computations since their inclusion would be anti-dilutive:

	Fiscal 2019	Fiscal 2018
Warrants	925,935	925,935
Long term incentive plan (LTIP)	365,000	—
Options	76,500	111,400
Convertible preferred shares	7,785,766	7,395,404
Restricted shares - unvested	590,440	572,256
Total	9,743,641	9,004,995

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Fiscal 2019	Fiscal 2018
Computer software	$314	$251
Office equipment	323	208
Computer equipment	1,009	960
Furniture and fixtures	1,175	965
Leasehold improvements	956	862
Total property and equipment, gross	3,777	3,246
Accumulated depreciation	(2,250)	(1,607)
Total property and equipment, net	$1,528	$1,639

Depreciation expense for Fiscal 2019 and Fiscal 2018 was $643 and $588, respectively.

NOTE 5 – OTHER NON-CURRENT ASSETS

The following provides a breakdown of other non-current assets:

	Fiscal 2019	Fiscal 2018
Collateral associated with workers' compensation insurance	$3,204	$2,956
Other non-current assets	19	—
Total	$3,223	$2,956

NOTE 6 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	Fiscal 2019
	Tradenames	Non-Compete	Customer Relationships	Total
Intangible assets, gross	$9,458	$2,488	$22,757	$34,703
Accumulated amortization	(3,558)	(2,349)	(9,285)	(15,192)
Intangible assets, net	$5,900	$139	$13,472	$19,511

	Fiscal 2018
	Tradenames	Non-Compete	Customer Relationships	Total
Intangible assets, gross	$9,580	$2,487	$23,234	$35,301
Accumulated amortization	(2,747)	(2,259)	(7,638)	(12,644)
Intangible assets, net	$6,833	$228	$15,596	$22,657

In connection with the acquisition of Clement May and KRI, the Company recognized intangible assets of $1,194 and $7,400, respectively, representing trade names, non compete and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 10 years.  On June 6, 2018, the Company divested the stock of PeopleServe Inc., and PeopleServe PRS, Inc. and wrote off gross intangibles of $2,999 and accumulated amortization of $2,460.

As of December 28, 2019, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended December	Amount
2020	$2,591
2021	2,546
2022	2,500
2023	2,500
2024	2,500
Thereafter	6,874
Total	$19,511

Amortization of intangible assets for the period ended Fiscal 2019 and Fiscal 2018 was $2,726 and $2,811, respectively. The weighted average useful life remaining of intangible assets remaining is 8 years.

NOTE 7 – GOODWILL

The following table provides a roll forward of goodwill:

	Fiscal 2019	Fiscal 2018
Beginning balance, gross	$38,139	$33,247
Accumulated impairment losses	(6,078)	(6,078)
Beginning balance, net	32,061	27,169
Acquisitions	—	4,892
Currency translation adjustment	(1,012)	—
Ending balance, net	$31,049	$32,061

In Fiscal 2018, the Company recorded goodwill of $1,545 and $3,347 related to the acquisition of Clement May and KRI, respectively.

Goodwill by reportable segment is as follows:

	Fiscal 2019	Fiscal 2018
Commercial Staffing - US	$6,102	$6,102
Professional Staffing - US	10,527	10,527
Professional Staffing - UK	14,420	15,432
Ending balance, net	$31,049	$32,061

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. The Company performed its annual goodwill impairment testing as of September 29, 2019 and no impairment was recognized. The Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit when performing its annual impairment testing. Volatility in the Company’s stock price can result in the net book value of our reporting unit approximating, or even temporarily exceeding market capitalization, however, the fair value of our reporting unit is not driven solely by the market price of our stock. As described above, fair value of our reporting unit is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting units, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

No impairments to goodwill were recognized during the year ended December 28, 2019, however, in the case of two reporting units, the fair value exceeded the carrying value by a minimal percentage. Reporting Unit A has goodwill of $14.4 million and an estimated fair value that exceeds its carrying value by approximately 16.1% and Reporting Unit B has goodwill of $3.4 million and an estimated fair value that exceeds its carrying value by approximately 7%. Goodwill for these two reporting units should be considered at risk given the approximation of the estimated fair value to the carrying value of the respective reporting units. In the assumptions utilized by management, declines to revenue are expected in 2020 and then improve in future years with modest growth rates of between 2% and 6%. Further, management expects to recognize expense synergies in both Reporting Units as the Company continues to integrate recently acquired businesses. The assumed discount rate utilized in the income approach model was considered to be commensurate with the estimation uncertainty for these reporting units. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated in 2020 while failing to achieve growth in future periods an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of either of these reporting units, market declines, changes in discount rates or other conditions could result in an impairment in the future.

The forecasts utilized by management in the goodwill impairment test for the year ended December 28, 2019 excluded any potential adverse operational impact of the COVID-19 pandemic.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following provides a breakdown of accounts payable and accrued expenses:

	Fiscal 2019	Fiscal 2018
Accounts payable	$1,412	$3,213
Accrued payroll, taxes and bonuses	12,700	11,378
Severance costs	190	201
Other accrued expenses	2,275	3,491
Total	$16,577	$18,283

NOTE 9 – ACCOUNTS RECEIVABLE FINANCING

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

On September 15, 2017, the Company amended the facility with Midcap to allow for additional borrowing against unbilled receivables up to 85% with a cap of $1,300 borrowing against such receivables. In addition, the maturity date of the facility was extended to April 8, 2020 and the prepayment premiums reset to: (i) 2% if prepaid in the first or second year post the amendment; and (ii) 1.0% if prepaid thereafter. No other material terms were amended on this date.

On August 2, 2019, the Company amended the facility with Midcap to allow for additional borrowing against the unbilled receivables by $1,000 to a cap of $2,300 and extended the maturity of the facility to August 2020.

The availability to the Company under the Midcap Facility is reduced by any outstanding letters of credit. The Midcap Facility allows the Company to issue letters of credit up to $150. As of December 28, 2019, $85 letters of credit were issued and outstanding.

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

The balance of the Midcap Facility as of Fiscal 2019 and Fiscal 2018 was $17,298 and $17,893, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

Due to substantial doubt about the Company’s ability to continue as a going concern, the Company was not in compliance with its covenant with MidCap for the period ended December 28, 2019, as such amounts due are callable by the lender which exceeds our current cash balance. On May 8, 2020, the Company received a notice from Midcap that they would currently not pursue available rights and remedies but reserve the right to do so at a later date.

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

HSBC Invoice Finance (UK) Ltd – New Facility

On February 8, 2018, CBS Butler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 ($15,042) across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 ($1,308)(within the overall aggregate total facility of £11,500 ($15,042)). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

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

NOTE 10 – DEBT

	Fiscal 2019	Fiscal 2018

Jackson Investment Group - related party	38,278	35,740
HSBC Term Loan	1,035	1,653
Total Debt	39,313	37,393

Less Deferred Financing Costs	(497)	(1,171)

Total Debt, Net	38,816	36,222

Less: Total Current Debt, Net	(38,456)	(657)

Total Long-Term Debt	$360	$35,565

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

On August 29, 2019, the Company, entered into a Fourth Omnibus Amendment and Reaffirmation Agreement with Jackson, as lender, which, among other things, amends the Amended and Restated Note Purchase Agreement, dated as of September 15, 2017. Pursuant to this agreement, the Company agreed to issue and sell to Jackson a 18% Senior Secured Note due December 31, 2019 in the aggregate principal amount of $2,538. All accrued and unpaid interest on the outstanding principal balance of this term note will be due and payable monthly on the first day of each month, beginning on October 1, 2019. Pursuant to the terms of this note, if this term note is not repaid by December 31, 2019, the Company will be required to issue 100,000 shares of its common stock to Jackson on a monthly basis until this term note is fully repaid, subject to certain exceptions to comply with Nasdaq listing standards. This note and all accrued interest remains unpaid. The Company has issued 500,000 shares to Jackson subsequent Fiscal 2019 year end.

The Jackson Note includes certain financial customary covenants, including a leverage ratio covenant. As of December 28, 2019, the Company was not in compliance with all covenants. On May 5, 2020, the Company received a waiver from Jackson curing the non-compliance as of March 30, 2020 and December 28, 2019, the past due interest payments that were due on October 1, 2019, January 1, 2020 and April 1, 2020 and the non payment of the $2,538 loan that was due on December 31, 2019. The Company has been making penalty payments of 100,000 shares monthly for the $2,538 loan that remains unpaid at the date of this filing.

HSBC Loan

On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time.  Further, the Company is currently working with HSBC in the UK for an additional £1,000 term loan.

NOTE 11 – LEASES

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to apply the short-term lease exception to all leases of one year or less. In Fiscal 2019, as a result of the adoption of ASC 842, we have recorded a right of use (“ROU”) lease asset of approximately $4,888 with a corresponding lease liability of approximately $4,980 based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

Quantitative information regarding the Company’s leases for Fiscal 2019 is as follows:

Lease Cost	Classification	Fiscal 2019
Operating lease cost	SG&A Expenses	1,732

Other information
Weighted average remaining lease term (years)	3.7
Weighted average discount rate	6.45%

Future Lease Payments
2020	$1,825
2021	1,443
2022	594
2023	329
2024	321
Thereafter	1,143
$5,655
Less: Imputed Interest	675
$4,980

Leases - Current	$1,797
Leases - Non current	$3,183

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the Right of Use Asset and associated lease liability that was appropriately stated in all material respects.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company effected a one-for-ten reverse stock split on September 17, 2015 and a one-for-five reserve stock split effective after the market close on January 3, 2018. All share and per share information in these consolidated financial statements have been adjusted to reflect this reverse stock split.

The Company issued the following shares of common stock during the Fiscal 2019:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	3,331,280	$5,515	$1.40	$2.00
Consultants	6,000	10	1.56	1.56
Board and committee members	22,400	32	0.83	1.79
Jackson Investment Group	100,000	75	0.75	0.75
	3,459,680	$5,632

The Company issued the following shares of common stock during the Fiscal 2018:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
At-The-Market facility	742,980	$2,315	$1.61	$4.23
Jackson Investment Group	492,000	899	1.76	1.93
Employees	125,000	198	1.54	1.61
Board and committee members	21,000	44	1.40	3.25
Consultants	20,548	57	1.40	3.42
Acquisition	15,000	21	1.38	1.38
Reverse stock split (rounding up shares)	426	—	—	—
	1,416,954	$3,534

The Company’s authorized common stock consists of 40,000,000 shares having a par value of $0.00001. As of the end of Fiscal 2019 and Fiscal 2018, the Company has issued and outstanding 8,785,748 and 5,326,068 common shares, respectively.

In May 2017, the Company entered into an At-The-Market offering (“ATM”) agreement with Joseph Gunnar & Co., LLC to establish an at-the-market equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $3 million of the Company’s common stock at prevailing market prices from time to time. In Fiscal 2019 and Fiscal 2018, the Company sold 428,600 and 742,980 shares of common stock under this program for net proceeds value of $528 (gross $600) and $2,245, respectively.

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

On February 12, 2019, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to an underwriting agreement between the Company and the underwriter, dated as of February 8, 2019, the Company issued and sold 2,425,000 shares of its common stock, at a public offering price of $1.65 per share. The gross proceeds from the offering were approximately $4,001 (net $3,078), excluding underwriting discounts and commissions and other estimated offering expenses. Pursuant to the underwriting agreement, the Company granted the underwriter an over-allotment option, which is exercisable for up to 45 days following the date of the prospectus for the offering, to purchase up to 363,750 additional shares of Common Stock.

On March 14, 2019, our underwriters exercised a portion of the over-allotment option for 90,180 shares at an exercise price of $1.65 per share. The Company received a total of $138 in net proceeds.

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of Fiscal 2019, the Company has a total of 590,440 shares unvested issued to employees and Board and committee members. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In Fiscal 2019 and Fiscal 2018, the Company recorded compensation expense associated with these restricted shares of $539 and $896, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

	Restricted Shares	Weighted Average Price Per Share
Balance at December 30, 2017	471,132	$6.14
Granted	168,424	1.66
Vested	(67,300)	19.90
Balance at December 29, 2018	572,256	$3.47
Granted	22,400	1.48
Vested/adjustments	(4,216)	5.52
Balance at December 28, 2019	590,440	$3.12

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

As of Fiscal 2019 and Fiscal 2018, we had issued and outstanding 1,663,008 Series A Preferred Stock shares and no accrued dividends.  In Fiscal 2019 and Fiscal 2018, the Company paid dividends of $200 and $200, respectively. Subsequent to year end, the Company converted the Series A Preferred Shares awarded to Mr. Briand into 16,215 shares of common shares on January 21, 2020.

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

The Series E Preferred Stock carries quarterly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance and (ii) 17% after the occurrence of a Preferred Default, and (b) a dividend payable in shares of Series E-1 Convertible Preferred Stock equal to 5% per annum of the liquidation value of the outstanding Series E Preferred Stock. The shares of Series E-1 Preferred Stock have all the same terms, preferences and characteristics as the Series E Preferred Stock (including, without limitation, the right to receive cash dividends), except (i) Series E-1 Convertible Preferred Stock are mandatorily redeemable by us within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or November 15, 2020, for a cash payment equal to the Liquidation Value (as defined in the Certificate of Designation for the Series E Preferred Stock) plus any accrued and unpaid dividends thereon, (ii) each share of Series E-1 Preferred Stock is initially convertible into 602 shares of our common stock, and (iii) Series E-1 Convertible Preferred Stock may be cancelled and extinguished by us if all shares of Series E Preferred Stock are redeemed by us on or prior to October 31, 2020. As of December 28, 2019, 7,303,371 shares and 439,157 of common stock were issuable upon the potential conversion of Series E Preferred Stock and Series E-1 Preferred Stock, respectively. Due to the contingent nature of the cash redemption feature of the Series E-1 Preferred Stock, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

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

The Company had accounted for the warrants issued to Jackson as a liability under ASC 815-40 due to certain anti-dilution protection provisions. The warrants issued to Jackson were considered to be Level 3 liabilities under ASC 820.  On April 25, 2018, the Company and Jackson amended the Warrant to remove the anti-dilution clauses. No economic terms were adjusted. These clauses were the basis for recording the warrants as a liability. Therefore, upon execution of this amendment, the Company recorded a mark-to-market gain and reclassed the remaining liability to Additional paid-in capital. The Company recorded a gain from the change in fair value of the warrant liability of $0 and $879 in Fiscal 2019 and Fiscal 2018, respectively, using Black-Scholes valuation model.

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

Transactions involving the Company’s warrant issuances are summarized as follows:

Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 30, 2017	925,934	$5.03
Issued	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 29, 2018	925,934	$1.76
Issued	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 28, 2019	925,934	$1.76

The following table summarizes warrants outstanding as of Fiscal 2019:

	Number	Weighted Average	Weighted
	Outstanding	Remaining Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$1.66 - $62.50	925,934	2.09	$1.76

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

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2016 Plan’s terms and conditions are similar to that of the 2015 Plan. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 500,000 shares of the Company’s common stock will be reserved for issuance under stock, restricted stock and stock option awards.  On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 1,250,000 shares of the Company’s common stock. To date, the Company has issued 647,388 shares and options to purchase shares of common stock and therefore has 602,612 shares remaining under this plan. No stock options were granted in Fiscal 2019 and Fiscal 2018.

A summary of option activity during the Fiscal 2019 and Fiscal 2018 of the Company’s 2014 Equity Incentive Plan, 2015 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan is presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 30, 2017	125,400	$43.98
Granted	—	—
Exercised	—	—
Expired or cancelled	(14,000)	85.00
Outstanding at December 29, 2018	111,400	$28.46
Granted	—	—
Exercised	—	—
Expired or cancelled	(34,900)	29.99
Outstanding at December 28, 2019	76,500	$27.76

During the Fiscal 2019 and Fiscal 2018, the Company recorded total share-based payment expense of $49 and $198, respectively, in connection with all options outstanding.

The total compensation cost related to options not yet amortized is $56 at Fiscal 2019. The Company will recognize this charge over approximately 2.5 years.

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

The estimated fair value of the 2016 LTIP plan based on third party valuation was $136. As of Fiscal 2017, all units had been issued and all compensation expense amortized.  For Fiscal 2019 and Fiscal 2018, the Company recorded $0 and $0 in compensation expense, respectively, associated with the 2016 LTIP. All the units under this plan expired on December 31, 2018.

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”).

The Board granted 365,000 units to adequately motivate the participants and drive performance for the period.

Units vest upon the following:

•	50% upon the employee being in good standing on December 31, 2020; and,
•	50% upon the average share price of the Company’s common stock during the 90-day period leading up to December 31, 2020, based upon the following Vesting Rate table:

Average 2019 Price	Vesting Rate
<$8 per share	0
>$8 per share	Pro-rated
>=$12 per share	Full Vesting

The company has recognized expense of $232 related to the 2019 LTIP in Fiscal 2019.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, the Company may request that Mr. Flood continue employment with the new control entity. On January 1, 2017 the Company increased his salary by the CPI Adjustment and provided an additional bonus of up to 25% of his base salary based upon achieving a certain leverage ratio. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and Chief Executive Officer of the Company. On January 1, 2018 the Company increased his salary by the CPI Adjustment. On January 1, 2019 and January 1, 2020, Mr. Flood was eligible for a CPI salary adjustment and chose to waive this adjustment. All other terms of Mr. Flood’s employment agreement remained unchanged.

The Faiman Employment Agreements

On February 5, 2016, the Company entered into an employment agreement (the “Faiman Employment Agreement”) with David Faiman. Pursuant to the Faiman Employment Agreement, Mr. Faiman was appointed as Chief Financial Officer effective March 1, 2016 and was granted an initial base salary of $275 per annum. Mr. Faiman was later appointed Treasurer and Executive Vice President of the Company until his departure from January 1, 2020 (refer to below for details).

The Faiman Employment Agreement provides for severance payments of continued regular salary through the end of the year in the event of a termination by the Company not for cause or a resignation by the employee for good reason, which includes a change in title, duties, responsibilities or direct report superior. Mr. Faiman’s salary is required to be increased (but not decreased) annually in connection with the CPI Adjustment as defined in the Faiman Employment Agreement. In connection with his employment, Mr. Faiman also received a grant of 10,000 restricted shares of the Company’s common stock, which fully vested on the second anniversary of Mr. Faiman’s employment start date. Annual adjustments to salary, as well as bonus and additional stock option awards may be granted at the discretion of the Board based on meeting personal and corporate objectives each year. Mr. Faiman’s annual bonus target is 50% of annual base salary. On January 1, 2017 the Company increased his salary by the CPI Adjustment and provided an additional bonus of up to 25% of his base salary based upon achieving a certain leverage ratio. On January 1, 2018 the Company increased his salary to an annualized salary of $320. On January 1, 2019 the Company increased his salary by the CPI Adjustment for the duration of Fiscal 2019.

On September 11, 2019, David Faiman and the Company entered into an agreement whereby Mr. Faiman agreed to transition his position and responsibilities with the Company (“Faiman Separation Agreement”), and Mr. Faiman’s Employment Agreement, dated February 5, 2016, was terminated.  Under the terms of the Faiman Separation Agreement, Mr. Faiman continued as the Company’s Chief Financial Officer including acting as the Company’s principal financial officer, for a period lasting until December 31, 2019.

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

In exchange for the consideration described above, Mr. Faiman granted a general release of claims in favor of the Company covering the period leading up to, and including, the date of the Separation Agreement. The Separation Agreement provides that, following the Separation Date and subject to Mr. Faiman executing another general release of claims in favor of the Company covering any claims leading up to, and including, the Separation Date, Mr. Faiman will also be entitled to additional consideration of, among other things, (i) severance in an amount equal to Mr. Faiman’s annual base salary for six (6) months, payable in equal installments in accordance with the Company’s normal payroll policies, and (ii) coverage under COBRA, payable directly by the Company, for all health insurance plan benefits to which Mr. Faiman was entitled prior to the Separation Date for a six (6) month period. The Company has recorded severance payable of approximately $190 in Fiscal 2019.

The Lutzo Employment Agreement

Effective August 10, 2018, Mr. Lutzo, our former legal counsel, is no longer with the Company. As part of his severance, he received severance pay in an amount equal to his annual base salary for six months and for a period of six months following his separation, all health insurance plan benefits which he was entitled to receive prior to the separation date.

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

The Gibbens Employment Agreement

The Company entered into an Employment Agreement with Mark Gibbens that appoints him as the Company’s Chief Financial Officer effective February 18, 2020, appointing Mr. Gibbens as the Company’s Chief Financial Officer commencing February 18, 2020 for an initial employment term of six months (“Initial Employment Term”). The Employment Agreement may be terminated at any time for any reason during the Initial Employment Term by either party upon no less than thirty days’ written notice, and will otherwise be automatically renewed for successive one year terms after the Initial Employment Term. Mr. Gibbens will also serve as the Company’s principal accounting officer and principal financial officer.

Under the Employment Agreement with Mr. Gibbens, he will receive an annual base salary of $325. Provided that Mr. Gibbens is employed by the Company through the Initial Employment Term, as soon as administratively possible following the commencement of the first Renewal Term, and in no event later than thirty days following the commencement of the first Renewal Term, Mr. Gibbens shall receive, pursuant to the 2016 Omnibus Incentive Plan, (i) an award covering 40,000 shares of the Company’s common stock, which will vest in three (3) equal annual installments on each of the first three anniversaries of the award’s grant, provided Mr. Gibbens is still employed by the Company through the applicable vesting date, and (ii) an additional award covering 40,000 shares of the Company’s Common Stock, which will vest in accordance with the terms and conditions of the Company’s standard form of performance compensation award agreement. In the event that Mr. Gibbens’ employment continues beyond the Initial Employment Term, for each calendar year or portion thereof during his employment, Mr. Gibbens shall be eligible for a discretionary bonus prorated for any partial year upon the same terms and criteria as provided for the Company’s Chief Operating Officer, as set forth separately to Mr. Gibbens.

On April 13, 2020, the Company and Mark Gibbens, agreed by mutual understanding that Mr. Gibbens’ employment as an officer and employee of the Company will cease as of May 13, 2020, in accordance with the terms of his employment agreement with the Company dated February 17, 2020. Mr. Gibbens ceased to serve as the Company’s principal accounting officer and principal financial officer, effective as of April 17, 2020.

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

While the Company had recognized the liability for the contingent earn-out due the sellers of CBS Butler within current liabilities as of December 29, 2018, in March 2019 the Company filed a warranty claim against the sellers asserting certain misrepresentations for an amount which approximates the contingent earn-out. In April 2019, the sellers of CBS Butler responded denying the Company’s warranty claim and asserting that the earn-out amount is due. On July 5, 2019, the Company entered into a settlement agreement with the selling shareholders of CBS Butler for the full and final satisfaction of claims in exchange for a payment of approximately £2,150 by the Company to the CBS Butler shareholders.  The payment was due no later than July 26, 2019. The Company did not make the payment on July 26, 2019, as such the parties agreed to adjust the amount payable to £2,500. The Company paid this in full on August 30, 2019 and recorded a gain of approximately £894 ($1,077) on final settlement. The Company used the proceeds from the term note entered into with Jackson on August 29, 2019 for $2,538, to satisfy this obligation.

Pursuant to the acquisition of FirstPro Inc. (“FirstPro”) on September 15, 2017, the purchase price included deferred quarterly installments of $75 beginning on October 1, 2017, and $2,675 is payable annually in three equal installments beginning on September 15, 2018. The Company made $300 and $892 in quarterly installments and annual installment in Fiscal 2018. On March 1, 2019, the Company paid $1,125 in full satisfaction of the remaining liability, recognizing a gain of $847.

Pursuant to the acquisition of Clement May on June 28, 2018, the purchase price includes an earnout payment of up to £500 to be paid on or around December 28, 2019; and deferred consideration of £350, the amount to be calculated and paid pursuant to the Share Purchase Agreement, on or around June 28, 2019.  The Company paid deferred consideration of £350 ($444) on June 26, 2019. The earnout payment of £500 ($656) was paid in December 2019.

Pursuant to the acquisition of Key Resources Inc. (“KRI”) on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 each on August 27, 2019 and August 27, 2020. The payment of the earnout consideration is contingent on KRI’s achievement of certain trailing gross profit amounts. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company shall pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019.  In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020 to February 27, 2020. The seller of KRI, Pamela D. Whitaker (“Whitaker”) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of December 28, 2019, in February 2020, the Company filed an action against Whitaker for breach of contract which more than approximates the earnout consideration recognized. The Company paid interest of $30 in Fiscal 2019 and $40 subsequent to Fiscal 2019 year end. Refer to legal proceedings below for action filed against Whitaker, the former owner of KRI.

Lease Obligations

The Company is party to multiple lease agreements for office space. The agreements require monthly rental payments through September 2029. Total minimum obligations are approximately $1,825, $1,443, $594, $329, $321, and $1,143 a for the twelve months ended fiscal 2020, 2021, 2022, 2023, 2024 and beyond, respectively. For Fiscal 2019 and Fiscal 2018, rent expense amounted to $1,732 and $1,775, respectively.

Legal Proceedings

NewCSI, Inc. vs. Staffing 360 Solutions, Inc.

On May 22, 2014, NewCSI, Inc. (“Newsy”), the former owners of Control Solutions International, filed a complaint in the United States District Court for the Western District of Texas, Austin Division, against the Company arising from the terms of the Stock Purchase Agreement dated August 14, 2013 between the Company and Newsy. Newsy claimed that the Company breached a provision of the Stock Purchase Agreement (“SPA § 2.7”) that required the Company to calculate and pay to Newsy 50% of certain “Deferred Tax

Assets” within 90 days after December 31, 2013, subject to certain criteria. The case has been fully litigated resulting in the Company paying damages to Neswsy of $1,389 and reimbursing Newsy’s legal fees in the amount of $606 in June 2018.

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of Key Resources, Inc. (“KRI”), Pamela D. Whitaker (“Whitaker”, “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe and the Company (the “Defendants” arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI to Staffing 360’s subsidiary, Monroe Staffing Services in August 2018.  Whitaker is seeking $4,054 in alleged damages.

Defendants removed the action to the Middle District of North Carolina on January 7, 2020, and Plaintiff moved to remand on February 4, 2020.  Briefing on the motion to remand concluded on February 24, 2020.  Separately, Defendants moved to dismiss the action on January 14, 2020 based on Plaintiff’s failure to state a claim, improper venue, and lack of personal jurisdiction as to defendant Staffing 360 Solutions, Inc.  Alternatively, Defendants sought a transfer of the action to the Southern District of New York, based on the plain language of the Share Purchase Agreement’s forum selection clause.  Briefing on Defendants’ motion to dismiss concluded on February 18, 2020.  The parties await decisions from the court on both Plaintiff’s motion to remand and Defendants’ motion to dismiss.  On February 28, 2020, Plaintiff moved for leave to file an amended complaint. Defendants filed their opposition to the motion for leave on March 19, 2020. Plaintiff has filed a reply.

Separately, on February 26, 2020, Staffing 360 and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”).  The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to Staffing 360 and Monroe in advance of, and included in, the share purchase agreement.  Staffing 360 and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6 million.  Whitaker has not yet responded to the claims asserted in the New York Action. On April 28, 2020, Whitaker brought an action to dismiss Monroe’s action. Monroe has until June 11, 2020, to reply to Whitaker’s motion to dismiss.

The Company intends to vigorously contest Whitaker’s claims in the North Carolina Action and pursue its claims in the New York Action.

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

NOTE 14 – SEGMENT INFORMATION

In December 2017, the Company reorganized its operations into three reportable segments: Commercial – US; Professional – US and Professional - UK.

	Fiscal 2019	Fiscal 2018
Commercial Staffing - US	$127,330	$107,318
Professional Staffing - US	37,294	49,752
Professional Staffing - UK	113,854	103,856
Total Revenue	$278,478	$260,926

Commercial Staffing - US	$20,080	$17,496
Professional Staffing - US	14,081	15,610
Professional Staffing - UK	14,148	15,199
Total Gross Profit	$48,309	$48,304

Selling, general and administrative expenses	$(44,327)	$(43,579)
Depreciation and amortization	(3,369)	(3,124)
Operating expenses - restructuring	10	57
Interest expense	(7,628)	(8,386)
Amortization of debt discount and deferred financing costs	(857)	(580)
Change in fair value of warrant liability	-	879
Re-measurement gain (loss) on intercompany note	383	(686)
Gain from sale of business	-	238
Gain on settlement of deferred consideration	1,924	-
Other expense	326	398
Loss Before Provision for Income Tax	$(5,229)	$(6,479)

For Fiscal 2019 and Fiscal 2018, the Company generated revenue in the U.S., the U.K. and Canada as follows:

	Fiscal 2019	Fiscal 2018
United States	$164,624	$157,070
United Kingdom	113,854	103,856
Total Revenue	$278,478	$260,926

For the period ended Fiscal 2019 and Fiscal 2018, the Company has assets in the U.S., the U.K. and Canada as follows:

	Fiscal 2019	Fiscal 2018
United States	74,671	$70,390
United Kingdom	$14,170	26,047
Total Assets	$88,841	$96,437

Total assets by segment is not presented as it is not reviewed by the Chief Operating Decision Maker in his evaluation of how to allocate capital and resources.

For the period ended Fiscal 2019 and Fiscal 2018, the Company has goodwill in the U.S. and the U.K. as follows:

	Fiscal 2019	Fiscal 2018
United States	$16,630	$16,630
United Kingdom	14,419	15,431
Total Goodwill	$31,049	$32,061

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

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) to acquire all of the share capital of Clement May Limited (“CML”). Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £500, the amount to be calculated and paid on or around December 28, 2019 pursuant to the Share Purchase Agreement, and (iv) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above transaction, the Company entered into a term loan with HSBC Bank plc. The Company paid deferred consideration of £350 ($444) on June 26, 2019. The earnout payment of £500 ($656) was paid in December 2019.

On August 27, 2018, the Company and Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect wholly-owned subsidiary of the Company, entered into a share purchase agreement with Pamela D. Whitaker (“Seller”), pursuant to which the Seller sold 100% of the common shares of Key Resources Inc. (“KRI”) to Monroe Staffing (the “KRI Transaction”). The KRI Transaction closed simultaneously with the signing of the share purchase agreement. The purchase price in connection with the KRI Transaction was approximately $12,163, of which (a) approximately $8,109 was paid to the Seller at closing, (b) up to approximately $2,027 is payable as earnout consideration to the Seller on August 27, 2019 and (c) up to $2,027 is payable as earnout consideration to the Seller on August 27, 2020.  The payment of the Earnout Consideration is contingent on KRI’s achievement of certain trailing gross profit amounts. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company shall pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019.  In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020 to February 27, 2020. The seller of KRI, Pamela D. Whitaker (“Whitaker”) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of December 28, 2019, in February 2020, the Company filed an action against Whitaker for breach of contract which more than approximates the earnout consideration recognized. The Company paid interest of $30 in Fiscal 2019 and $40 subsequent to Fiscal 2019 year end.

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

Identified intangible assets for Clement May are being amortized on a straight-line basis over their weighted average estimated useful life of 8.4 years. The Company acquired a total of $14,305 in receivables and fair value of these receivables equals the contract value; and recorded contingent consideration associated with Clement May of £850 ($1,100).

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

The following unaudited pro forma consolidated results of operation have been prepared, as if the acquisition of KRI and Clement May occurred on January 1, 2017.

Fiscal 2018
Revenues	$308,093
Net loss from continuing operations	(6,189)
Weighted average number of common stock shares - basic and diluted	4,378,447
Net loss per share from continuing operations	$(1.41)

The Company recorded revenues of $42,060 from the acquisitions completed during Fiscal 2018.

NOTE 16 – RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Fiscal 2019
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	5,600	$8	$30
Jeff Grout	75	5,600	8	30
Nick Florio	75	5,600	8	30
Alicia Barker	-	5,600	8	4
	$225	22,400	$32	$94

	Fiscal 2018
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	5,600	$12	$68
Jeff Grout	75	5,600	12	70
Nick Florio	75	5,600	12	69
Alicia Barker	19	4,200	7	1
	$244	21,000	$43	$208

Appointment of Officers

On March 28, 2018, the Company appointed Alicia Barker to fill the Class II director vacancy created by the departure of Mr. Briand earlier in the year, such appointment was effective April 1, 2018. Ms. Barker joined the company’s board of directors as an independent director and serves on the Board’s Compensation and Human Resources Committee and on the Nominating and Corporate Governance Committee.

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

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal 2019	Fiscal 2018
Cash paid for:
Interest	$7,225	$6,657
Income taxes	324	268

Non Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$13,856	$12,586
Shares issued in connection with Jackson term loan	75	899
Increase in lease liabilities from obtaining right-of-use assets – ASC 842 adoption	5,965	-
Shares issued for purchase consideration	-	21
Warrants adjustments in connection with Jackson term loan	-	682

NOTE 18 – INCOME TAXES

The components of loss before provision for income taxes for Fiscal 2018 and Fiscal 2019, are as follows:

	Fiscal 2019	Fiscal 2018
Domestic	$(4,795)	$(4,840)
Foreign	(434)	(1,639)
Loss before provision for income taxes	$(5,229)	$(6,479)

The provision for income taxes consisted of the following:

	Fiscal 2019	Fiscal 2018
Current:
Federal	$—	$—
State	119	60
Foreign	21	39
Total current tax expense	140	99
Deferred:
Federal	49	35
State	186	11
Foreign	(710)	(123)
Total deferred tax expense	(475)	(77)
Total tax (benefit) expense	$(335)	$22

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to:

	Fiscal 2019
Income benefit provision at Federal Statutory Rate	$(1,004)	21.00%
International tax rate differentials	(13)	0.28%
U.S. Permanent differences	349	-7.29%
Other True-Ups	(325)	6.81%
State Taxes	(1,741)	36.41%
Change in valuation allowance	2,399	-50.18%
Tax provision	$(335)	7.04%

Effective for the year ended December 28, 2018, the Tax Act resulted in a new limitation on interest expense under IRC Section 163(j).  New IRC Section 163(j) limits the Company’s annual deduction of interest expense to the sum of business interest income and 30 percent of the adjusted taxable income of the Company. The limitation for the year ended December 28, 2019 resulted in disallowed interest of $6,756, which can be carried forward indefinitely.

The Company has not provided for additional income or withholding taxes for any undistributed foreign earnings, nor have any taxes been provided for the outside basis difference inherent in these entities as the Company’s assertion is to indefinitely reinvest in foreign operations. Additionally, due to withholding tax, basis computations, and other related tax considerations, it is not practicable to estimate any taxes to be provided on outside basis differences at this time. Based on the amount of foreign undistributed earnings through December 31, 2019, we believe any such tax liability would be insignificant to the financial statements.

Our deferred tax assets (liabilities) are as follows:

	Fiscal 2019	Fiscal 2018
Deferred tax assets
Net operating loss carryforward	$5,858	$5,393
Tax credit, deduction and capital loss carryforward	2,327	2,504
Share-based compensation	847	687
Debt issuance costs	333	660
Accrued expenses and other liabilities	454	615
Interest limitation and carryforward	3,639	1,155
Operating lease liabilities	731	—
Total deferred tax assets	14,189	11,014
Less: valuation allowance	(11,948)	(9,619)
Deferred tax assets, net of valuation allowance	2,241	1,395

Deferred tax liabilities:
Deprecation	1,557	1,461
Basis differences in acquired intangibles	1,433	1,852
Operating lease - Right-of-use assets	731	—
Total deferred tax liabilities	3,721	3,313
Deferred tax liability	$(1,480)	$(1,918)

During Fiscal 2019 and Fiscal 2018, the Company has federal net operating losses (“NOLs”) of $14,371 and $15,264 that begin to expire in 2029.  As of November 15, 2018, the company had a change in ownership under Section 382 which limits the amount of useable NOLs going forward. As such, the company reduced the Federal NOL available by $7,220. As of December 28, 2019 and December 29, 2018, the Company has state operating losses of $47,581 and $31,922 that begin to expire in 2030, and foreign NOLs totaling $1,514 and $2,958 with an indefinite life. As of December 28, 2019 and December 29, 2018, the Company also has capital loss carryforward of $7,531 and $9,554, which, if unused, will begin to expire in 2023 and a general business credit carryforward of $248 and $248.

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

During Fiscal 2019, the Company maintained a valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $2,410 during Fiscal 2019 primarily attributable to the Section 163(j) interest limitation. Additionally, the Company released the valuation allowance against the U.K. deferred tax assets. As a result of a review of the all of the Company’s operations within the U.K., management evaluated future taxable income and the Company's reversal of deductible temporary differences  in the U.K. and concluded that a release of valuation allowance of $393 was appropriate.

During 2019, we maintained our federal and state tax attributes for unrecognized tax benefits related primarily to the treatment of stock compensation and stock options. If recognized, $674 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal 2019	Fiscal 2018
Beginning balance	$670	$1,136
Additions for tax positions of prior years	4	—
Reductions for tax positions of prior years	—	466
Loss before provision for income taxes	$674	$670

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, method changes. However, quantification of an estimated range cannot be made at this time.  The Company has accrued zero interest and penalties as of December 28, 2019 and December 28, 2018.

The Company, or one of its subsidiaries, files its tax returns in the U.S., United Kingdom, Canada and certain state tax jurisdictions with varying statutes of limitations. The Company has no tax years under examination at this time. Additional years may be open to the extent attributes are being carried forward to an open year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fiscal year ended December 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Composition

Our board of directors (the “Board”) consists of five directors as follows:

Class I: Dimitri Villard and Nicholas Florio;

Class II: Jeff Grout and Alicia Barker; and

Non-Classified: Brendan Flood.

Under the Company’s Amended and Restated Certificate of Incorporation and Bylaws, the Board is divided into Class I and Class II directors, and any directors not classified are non-classified directors. Each Class I director seat is up for election at the annual meeting of stockholders occurring in calendar year 2020 and every two years thereafter, each Class II director seat is up for election at the annual meeting of stockholders occurring in calendar year 2020 and every two years thereafter, and any non-classified directors are up for election at every annual meeting of stockholders and, in each case, until his or her successor shall be elected and qualified, unless sooner displaced. Our shareholders approved the appointment of our four directors at our annual shareholder meeting on June 11, 2019.

Executive Officers and Directors

The name, age and position of our executive officers and directors are set forth below.

Name and Address	Age	Positions
Brendan Flood	55	Chairman, Chief Executive Officer, President and Director
Mark Gibbens	52	Chief Financial Officer (last day May 13, 2020)
Alicia Barker	50	Chief Operating Officer and Director
Dimitri Villard	77	Director
Jeff Grout	68	Director
Nicholas Florio	56	Director

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

Mark Gibbens, Chief Financial Officer. Mr. Gibbens, brings over 25 years of business experience and has served as chief financial officer, chief investment officer, head of corporate developing and treasurer of various leading global industry companies. Prior to joining the Company, since August 2019, Mr. Gibbens served as a partner of CFO Performance Partners, where he supported capital raising for early stage companies in information technology and upcycle building products. From 2016 to 2019, Mr. Gibbens first served as vice president and treasurer of Platform Specialty Products (“Platform”) and then as chief financial officer and chief human resources officer of Arysta LifeScience Inc., Platforms’s agricultural sciences business. From 2015 to 2016, Mr. Gibbens served as head of corporate development and as chief financial officer of Aligned Energy Holdings, a builder and operator of enterprise and co-location next generation data centers. Mr. Gibbens spent over a decade working at Alcatel-Lucent SA, serving as its head of corporate finance and global chief investment officer between 2008 and 2012 and as the vice-president and treasurer of Lucent Technologies, Inc., which merged with Alcatel SA to form Alcatel-Lucent SA in 2006, from 2003 to 2006. From 1999 to 2000, Mr. Gibbens served as vice president of finance at Online Retail Partners, LLC and from 1989 to 1999 he held numerous positions in the Treasurer’s Office of General Motors Corporation. Mr. Gibbens holds a BA from Carleton College and an MBA from University of Chicago, Graduate School of Business. On April 13, 2020, the Company and Mark Gibbens, agreed by mutual understanding that Mr. Gibbens’ employment as an officer and employee of the Company will cease as of May 13, 2020, in accordance with the terms of his employment agreement with the Company dated February 17, 2020. Mr. Gibbens ceased to serve as the Company’s principal accounting officer and principal financial officer, effective as of April 17, 2020.

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

Nicholas Florio, Director. Nicholas Florio has been a Director of the Company since May 2014. Mr. Florio provides business consulting and financial advice to a variety of closely held private businesses. He is a retired audit and accounting partner for Citrin Cooperman & Company, LLP (“Citrin Cooperman”). Mr. Florio was with Citrin Cooperman for over 23 years. With over 30 years of experience in the staffing and employment arena, Mr. Florio served as the Practice Leader of the firm's Employment and staffing area. Mr. Florio's experience in this area included providing advice on corporate structuring; design of stock incentive and deferred compensation plans; merger and acquisition due diligence and consulting; among general business and tax advice. He was also a  member of the Board of Directors of both the New York Staffing Association (“NYSA”) and New Jersey Staffing Association (“NJSA”) and was the President of the Industry Partner Group of NYSA for over 20 years. Prior to his retirement Mr. Florio was also a long-standing member of the Citrin Cooperman’s Executive Committee. A graduate of Pace University, Mr. Florio is a member of the New York State Society of Certified Public Accountants as well as the American Institute of CPAs. He is the Chairman of the Company’s Audit Committee and serves on the Nominating and Corporate Governance Committee and on the Compensation and Human Resources Committee. Mr. Florio's acute knowledge of financial and accounting matters, with an emphasis in the staffing industry through his role as audit and accounting partner for Citrin Cooperman, qualifies him to be a director of the Company.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, the Board has determined that the following directors are “independent directors” as defined by Nasdaq and SEC rules: Dimitri Villard, Jeff Grout and Nicholas Florio.

Meetings of the Board of Directors

The Board convened fourteen times during Fiscal 2019. Each director attended at least 90% of the total number of meetings of the Board. Directors are encouraged, but are not required, to attend our annual meeting of stockholders. At the Company’s annual meeting of stockholders on June 11, 2019, all directors were in attendance either in person or via conference call.

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

Audit Committee. On April 30, 2014, the Board designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”). The Audit Committee is composed of Messrs. Nicholas Florio (Chairman), Dimitri Villard and Jeff Grout. All members of our audit committee are independent as defined in the rules and regulations of the SEC and Nasdaq, and the Board has determined that Mr. Nicholas Florio is the qualified financial expert (see credentials listed above). The Audit Committee formally met six times during Fiscal 2019. The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

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

Compensation and Human Resources Committee. On April 30, 2014, the Board designated a Compensation and Human Resources Committee (the “Compensation and Human Resources Committee”). Our Compensation and Human Resources Committee is composed of Messrs. Jeff Grout (Chairman), Dimitri Villard and Nicholas Florio. Pursuant to its charter, the Compensation and Human Resources Committee shall be comprised of at least two (2) “independent” members of the Board who shall also satisfy such other criteria imposed on members of the Compensation and Human Resources Committee pursuant to the federal securities laws and the rules and regulations of the SEC and Nasdaq. With regards to the Compensation and Human Resources Committee, the term “independent” refers to a member of the Compensation and Human Resources Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and Nasdaq, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation and Human Resources Committee formally met three during Fiscal 2019.

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

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board for consideration. The Nominating and Corporate Governance Committee formally met four times during Fiscal 2019. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Dimitri Villard, Staffing 360 Solutions, Inc., 641 Lexington Avenue, Suite 2701, New York, New York 10022.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company during Fiscal 2018, we believe that all directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities timely filed reports required by Section 16(a) of the Exchange Act during Fiscal 2019.

The number of Forms 3, 4 and 5 and the number of transaction that were not filed timely are as follows:  None.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to our named executive officers for Fiscal 2019 and Fiscal 2018. Individuals we refer to as our “named executive officers” include our CEO and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the Fiscal 2019.

All amounts presented in Item 11 are in whole dollar amounts. All compensation amounts presented in British pounds have been translated using the foreign currency average exchange rates, unless otherwise indicated. All share numbers have been adjusted for the one-for-five reverse stock split effective January 3, 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
Brendan Flood	Fiscal 2019	357,202	—	—	—	—	—	33,350	390,552
Chairman and Chief Executive Officer	Fiscal 2018	373,521	183,639	—	—	—	—	32,859	590,019
David Faiman	Fiscal 2019	335,437						4,011	339,448
Chief Financial Officer (4)	Fiscal 2018	321,596	133,863	—	—	—	—	11,420	466,879
Alicia Barker	Fiscal 2019	251,471	66,346	8,246	—	—	—	19,171	345,234
Chief Operating Officer	Fiscal 2018	107,231	—	68,824	—	—	—	13,503	189,558

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
(3)	The column “All Other Compensation” includes car allowance, 401K match, pensions and life and insurance premiums.
(4)	Mr. Faiman’s employment with the company ceased as of December 31, 2019.

Outstanding Equity Awards at December 28, 2019

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
	Option awards					Stock awards
Brendan Flood (1)	6,600	—	6,600	$100.00	01/07/2024	—	$-	—	—
Brendan Flood (2)	3,000	—	3,000	50.00	03/01/2025	—	—	—	—
Brendan Flood (3)	9,600	—	9,600	6.75	02/28/2027	—	—	—	—
Brendan Flood (4)	—	—	—	—	—	112,500	99,000	—	—
David Faiman (5)	—	—	—	—	—	62,000	54,560	—	—
Alicia Barker (6)	—	—	—	—	—	29,800	26,224	—	—
(1)	These options were issued pursuant to the 2014 Equity Incentive Plan and are exercisable for a period of 10 years
(2)	These options were issued pursuant to the 2015 Equity Incentive Plan and are exercisable for a period of 10 years
(3)	These options were issued pursuant to the 2016 Equity Incentive Plan and are exercisable for a period of 10 years
(4)	Mr. Flood was issued an aggregate of 139,561 shares of restricted stock in 2016 and 2017 that remain unvested. These restricted shares will vest in full on the third anniversary of the grant date.
(5)

Mr. Faiman was issued 72,000 shares of restricted stock in 2016 and 2017 for services to the Company, 62,000 shares remain unvested at December 29, 2019 and became fully vested on December 31, 2019 upon termination of his employment.

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

The Flood Employment Agreement has a term of five years and will automatically renew thereafter unless 12 months written notice is provided by either party. This employment agreement includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, the Company may request that Mr. Flood continue employment with the new control entity. On January 1, 2017 the Company increased his salary by the CPI Adjustment and provided an additional bonus of up to 25% of his base salary based upon achieving a certain leverage ratio. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and he assumed the roles of Chief Executive Officer and President of the Company. On January 1, 2018, the Company increased his salary by the CPI Adjustment. On January 1, 2019 and on January 1, 2020, Mr. Flood was eligible for a CPI salary adjustment and chose to waive this adjustment. All other terms of Mr. Flood’s employment agreement remained unchanged.

The Faiman Separation Agreement

Effective as of December 31, 2019, Mr. Faiman is no longer with the Company.  On September 11, 2019, the Company entered into a General Release and Severance Agreement (the “Separation Agreement”) with Mr. Faiman, the Company’s former Chief Financial Officer, pursuant to which the Company and Mr. Faiman agreed to transition his position and responsibilities with the Company and Mr. Faiman’s Employment Agreement, dated February 5, 2016 (the “Employment Agreement”), was terminated. Under the terms of the Separation Agreement, Mr. Faiman continued as the Company’s Chief Financial Officer until December 31, 2019 (the “Separation Date”).  Pursuant to the Separation Agreement, Mr. Faiman received, among other things, (i) pay in an amount equal to his base salary through the Separation Date, (ii) continuation of Mr. Faiman’s Company-sponsored employee benefits through the Separation Date, (iii) accelerated vesting of any outstanding equity awards held by Mr. Faiman and the elimination of any obligations to forfeit such awards upon the termination of Mr. Faiman’s employment (provided that no award shall be extended beyond its original term) and (iv) a positive reference from the management of the Company

The Barker Employment Agreement

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

Ms. Barker’s employment agreement also contains customary confidentiality, non-solicitation and non-disparagement clauses.

Compensation of Directors

Name	Fiscal Year	Fees earned or paid in cash ($)	Stock awards (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Brendan Flood (2)	Fiscal 2019	$—	$—	$—	—	—	—	$—
Dimitri Villard (3)	Fiscal 2019	75,000	8,246	—	—	—	—	83,246
Jeff Grout (3)	Fiscal 2019	75,000	8,246	—	—	—	—	83,246
Nicholas Florio (4)	Fiscal 2019	75,000	8,246	—	—	—	—	83,246
Alicia Barker (6)	Fiscal 2019	75,000	8,246	—	—	—	—	83,246

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

In addition, for his services, Mr. Villard receives 1,400 shares of restricted common stock per quarter. During Fiscal 2019, Mr. Villard received 5,600 restricted common shares valued at $8,246 for his services as a Board and Committee member.

(4)

Jeff Grout. In February 2014, Mr. Grout was named the Chairman of the Compensation and Human Resources Committee and was also named as a member of the Nominating and Corporate Governance Committee. In June 2015, Mr. Grout was also named as a member of the Audit Committee. As a member of our Board, Mr. Grout receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments of $6,250. In addition, for his service, Mr. Grout receives 1,400 shares of restricted common stock per quarter. During Fiscal 2098 Mr. Grout received 5,600 restricted common shares valued at $8,246 for his service as a Board and Committee member.

(5)

Nicholas Florio. In May 2014, Mr. Florio was named the Chairman of the Audit Committee and was also named as a member of the Nominating and Corporate Governance Committee and of the Compensation and Human Resources Committee. As a member of our Board, Mr. Florio receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments of $6,250. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. In addition, for his service, Mr. Florio receives 1,400 shares of restricted common stock per quarter. During Fiscal 2019, Mr. Florio received 5,600 restricted common shares valued at $8,246 for his services as a Board and Committee member.

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

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 9,107,563 shares of common stock outstanding on March 22, 2020.

Name of Beneficial Owner	Address	Common Stock Beneficially Owned	Percent of Common Stock
Brendan Flood (1)	3 London Wall Buildings, London Wall, London, EC2M 5SY	324,712	3.6%
David Faiman	641 Lexington Avenue, Suite 2701 New York, NY 10022	72,000	0.8%
Alicia Barker	641 Lexington Avenue, Suite 2701 New York, NY 10022	51,200	0.6%
Dimitri Villard (2)	8721 Santa Monica Blvd, Suite 100 Los Angeles, CA 90069	37,750	0.4%
Jeff Grout	3 London Wall Buildings, London Wall, London, EC2M 5SY	38,334	0.4%
Nicholas Florio	Citrin Cooperman & Company LLP 529 Fifth Avenue New York, NY 10017	38,899	0.4%
Directors and officers as a group		562,895	6.2%

Greater than 5% Holders:
Jackson Investment Group, LLC (3)	2655 Northwinds Parkway Alpharetta, GA 30009	10,581,792	59.7%

(1)

Includes 27,024 shares of common stock issuable and 19,200 options that are currently exercisable or may be exercised within by Mr. Flood within 60 days of March 22, 2019. Mr. Flood owns 1,039,380 of the Series A Preferred Shares, which may convert into 1.3 shares of common stock per 50 shares of Series A Preferred Shares, or 27,024 shares of common stock.

(2)	1,350 shares are held personally by Mr. Villard and 35,000 shares are held through Byzantine Productions, Inc.
(3)

Includes 905,508 warrants with a strike price of $1.66, 13,000 Series E preferred shares convertible into 7,303,391 common shares and 837 Series E-1 preferred shares convertible into 504,216 common shares issuable to Jackson Investment Group, LLC within 60 days of March 22, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 28, 2019 about the common stock that may be issued upon the exercise of outstanding options, warrants and rights under the Company’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercising outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	65,700	$6.75	36,060
Equity compensation plans not approved by security holders (1)	62,760	$65.80	3,639

(1)	At December 28, 2019, the Company had two equity compensation plans not approved by security holders, which are more fully described below.

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, we may grant options to employees, directors, senior management of the company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the company and its affiliates. A maximum of 50,000 shares of common stock has been reserved for issuance under this plan. The plan expires on January 28, 2024. At December 28, 2019, the Company had issued 50,000 options and shares of common stock and therefore there are no remaining shares eligible to be issued under the 2014 Plan.

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

The 2015 Plan has a term of ten years and no further awards may be granted under the 2015 Plan after that date. At December 28, 2019, the Company had issued 71,914 in options and share of common stock and had 18,086 unissued securities remaining under this plan.

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

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 500,000 shares of the

Company’s common stock were reserved for issuance under stock and stock option awards. On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 1,250,000 shares of the Company’s common stock. For year ended December 28, 2019, the Company has issued 647,388 shares and options to purchase shares of common stock and therefore has 602,612 shares remaining under this plan.

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

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”).

The Board has granted 380,000 units to adequately motivate the participants and drive performance for the period.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Through December 28, 2019 the Company’s principal independent registered accountant was BDO USA, LLP. The aggregate fees billed for Fiscal 2019 and Fiscal 2018, for professional services rendered by the principal accountant are as follows:

	Fiscal 2019	Fiscal 2018
	BDO USA, LLP	BDO USA, LLP
Audit Fees	$809,817	$481,418
Audit Related Fees	—	—
Tax Fees	—	32,707
Total	$809,817	$514,125

Audit Fees were for professional services necessary to perform an annual audit of the financial statements, review of quarterly reports and other services required to be performed by our independent auditors.

Audit-Related Fees, if incurred, were for services that are reasonably related to the performance of the audit or review of our financial statements including the support of business acquisition and divestiture activities and services related to financing transactions.

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

Pre-Approval Policies and Procedure for Audit Services

The audit committee has developed policies and procedures regarding the approval of all services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in Fiscal 2019 and Fiscal 2018 were pre-approved by audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-38 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (1)
2.2	Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, FirstPro Inc., Firstpro Georgia LLC, April F. Nagel and Philip Nagel (2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (6)
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (7)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (8)
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (9)
3.8	Certificate of Designation of Series E Convertible Preferred Stock (10)
3.9	Certificate of Correction to the Certificate of Designation of Series E Convertible Preferred Stock (11)
3.10	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7, 2019 (12)
4.1	Subordinated Secured Note issued to Jackson Investment Group LLC (13)
4.2	Warrant issued to Jackson Investment Group LLC (14)
4.3	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (15)
4.4	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (16)
4.5*	Description of Securities
10.1	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (17)
10.2	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (18)
10.3	2014 Equity Compensation Plan (19)
10.4

Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE, Inc. and Monroe Staffing Services, LLC, as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (20)

10.5	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE PRS, Inc., as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (21)
10.6	Employment Agreement, dated July 8, 2015, by and between Alison Fogel and Lighthouse Placement Services, LLC (22)
10.7

Amendment No. 2 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE, Inc., Monroe Staffing Services, LLC, Faro Recruitment America, Inc. and Lighthouse Placement Services, LLC as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (23)

10.8

Amendment No. 1 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE PRS, Inc. as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (24)

10.9	2015 Omnibus Incentive Plan (25)
10.10	2016 Omnibus Incentive Plan (26)
10.11	2016 Long Term Incentive Plan (27)
10.12	Warrant Agreement, dated January 25, 2017, by and among the Company and Jackson Investment Group LLC (28)
10.13	Security Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (29)
10.14	Pledge Agreement, dated January 25, 2017 by and the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (30)
10.15	Subordination Agreement, dated January 25, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and the U.S. Subsidiary Guarantors (31)
10.16	Amended Warrant Agreement, dated March 14, 2017, between the Company and Jackson Investment Group LLC (32)

Exhibit No.	Description
10.17	Amended Purchase Agreement, dated April 5, 2017, by and among the Company, Jackson Investment Group LLC and certain subsidiaries of the Company (33)
10.18	Second Amendment, dated April 5, 2017, by and among the Company and Jackson Investment Group LLC (34)
10.19	Amended Subordination Agreement, dated April 5, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (35)
10.20	Second Amended Purchase Agreement, dated August 2, 2017, by and among the Company, Jackson Investment Group, LLC and certain subsidiaries of the Company (36)
10.21	Second Amended Subordination Agreement, dated August 2, 2017, by and among Midcap Funding X Trust, Jackson Investment Group, LLC, the Company and certain subsidiaries of the Company (37)
10.22

Amended and Restated Note Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (38)

10.23

Intercreditor Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc., MidCap Funding X Trust and Jackson Investment Group, LLC (39)

10.24

Share Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., Longbridge Recruitment 360 Limited and the holders of outstanding shares of CBS Butler Holdings Limited (40)

10.25

Amendment No.8 to the Credit and Security Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and MidCap Funding X Trust (41)

10.26	Agreement for Purchase of Debt, dated February 8, 2018, between CBS Butler Limited and HSBC Invoice Finance (UK) Limited (42)
10.27	Agreement for Purchase of Debt, dated February 8, 2018, between The JM Group (IT Recruitment) Limited and HSBC Invoice Finance (UK) Limited (43)
10.28	Agreement for Purchase of Debt, dated February 8, 2018, between Longbridge Recruitment 360 Ltd and HSBC Invoice Finance (UK) Limited (44)
10.29	Agreement for Purchase of Debt, dated June 28, 2018, between HSBC Invoice Finance (UK) Limited, and Clement May Limited (45)
10.30	Term Loan letter agreement, dated June 26, 2018, between HSBC Bank plc, and Staffing 360 Solutions Limited (46)
10.31	Share Purchase Agreement, dated August 27, 2018, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker. (47)
10.32	Amendment No. 1 to Amended and Restated Warrant Agreement, dated August 27, 2018, between the Company and Jackson Investment Group, LLC (48)
10.33

Amendment No.10 and Joinder Agreement to Credit and Security Agreement and Limited Consent, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company and MidCap Funding X Trust (49)

10.34	First Omnibus Amendment, Joinder and Reaffirmation Agreement, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (50)
10.35	12% Senior Secured Note, due September 15, 2020, issued on August 27, 2018, to Jackson Investment Group, LLC (51)
10.36	First Amendment to Intercreditor Agreement, dated August 27, 2018, by and among Jackson Investment Group, LLC, the Company, certain subsidiaries of the Company, and MidCap Funding X Trust. (52)
10.37	Fifth Amended and Restated Revolving Loan Note, by and among certain subsidiaries of the Company and MidCap Funding X Trust (53)
10.38	Debt Exchange Agreement, dated November 15, 2018, by and between the Company and Jackson Investment Group LLC (54)
10.39	Second Omnibus Amendment, Joinder and Reaffirmation Agreement, dated November 15, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (55)
10.40	Amended and Restated 12% Senior Secured Note, due September 15, 2020, issued on November 15, 2018, to Jackson Investment Group, LLC (56)
10.41	Amendment No. 2 to Amended and Restated Warrant Agreement, dated November 15, 2018, between the Company and Jackson Investment Group, LLC (57)
10.42	Form of Securities Purchase Agreement, dated January 22, 2019, by and between the Company and the Purchaser signatory thereto (58)
10.43	Placement Agency Agreement dated January 22, 2019, between the Company and ThinkEquity (59)
10.44	Employment Agreement with Alicia Barker dated June 19, 2018 (60)
10.45	Severance Agreement with Christopher Lutzo (61)
10.46	Waiver Agreement - Series A Preferred Stock (62)
10.47	First Amendment to 2016 Omnibus Incentive Plan (63)
10.48	Amendment No. 11 to the Credit Agreement dated February 7, 2019 by and among Midcap Funding X Trust, the Company and certain subsidiaries of the Company (64)

Exhibit No.	Description
10.49	Third Omnibus Amendment and Reaffirmation Agreement dated February 7, 2019, by and among Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (65)
10.50	Underwriting Agreement, dated February 8, 2019, between the Company and ThinkEquity (66)
10.51	Amendment Agreement, dated February 27, 2019, by and among Staffing 360 Georgia, LLC, Firstpro, Inc., Firstpro Georgia, LLC, April F. Nagel and Philip Nagel (67)
10.52	Securities Purchase Agreement, dated July 29, 2019, by and between Staffing 360 Solutions, Inc. and the purchaser signatory thereto (68)
10.53	Placement Agency Agreement, dated July 29, 2019, by and between the Company and ThinkEquity (69)
10.54	Fourth Omnibus Amendment and Reaffirmation Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company and Jackson Investment Group, LLC (70)
10.55	18% Senior Secured Note, due December 31, 2019, issued on August 29, 2019, to Jackson Investment Group, LLC (71)
10.56	Third Amendment to Intercreditor Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company, Jackson Investment Group, LLC and MidCap Funding X Trust (72)
10.57	Amendment Agreement, dated as of September 11, 2019, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker (73)
10.58	General Release and Severance Agreement, dated as of September 11, 2019, by and between Staffing 360 Solutions, Inc. and David Faiman (74)
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

#

Furnished herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(2)	Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on September 19, 2017.
(3)	Previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(4)	Previously filed as Exhibit 3.4 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(5)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018.
(6)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(7)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.
(8)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(9)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016.
(10)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018.
(11)	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018.
(12)	Previously filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on February 11, 2019.
(13)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(14)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(15)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(16)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.

(17)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(18)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(19)	Previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(20)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(21)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(22)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(23)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(24)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(25)	Previously filed as Exhibit 4.1 to the Company’s Form S-8, filed with the SEC on October 2, 2015.
(26)

Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016).

(27)

Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016).

(28)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(29)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(30)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(31)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(32)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2017.
(33)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(34)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(35)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(36)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017
(37)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.
(38)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(39)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(40)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(41)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(42)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(43)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(44)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(45)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018
(46)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018
(47)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2018
(48)	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(49)	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(50)	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(51)	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(52)	Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(53)	Previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(54)	Previously filed as Exhibit 10.91 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.
(55)	Previously filed as Exhibit 10.92 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.
(56)	Previously filed as Exhibit 10.93 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.
(57)	Previously filed as Exhibit 10.94 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018
(58)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019.
(59)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019.
(60)	Previously filed as Exhibit 10.97 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.
(61)	Previously filed as Exhibit 10.98 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.
(62)	Previously filed as Exhibit 10.99 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

(63)	Previously filed as Exhibit 10.100 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.
(64)	Previously filed as Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed on March 25, 2019.
(65)	Previously filed as Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed on March 25, 2019.
(66)	Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2019.
(67)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019.
(68)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019.
(69)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2019.
(70)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019.
(71)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019.
(72)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019.
(73)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2019.
(74)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2019.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: May 11, 2020	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Sharnika Viswakula
Sharnika Viswakula SVP, Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Flood	Chairman, Chief Executive Officer and Director	May 11, 2020
Brendan Flood

/s/ Dimitri Villard	Director	May 11, 2020
Dimitri Villard

/s/ Nicholas Florio	Director	May 11, 2020
Nicholas Florio

/s/ Jeff Grout	Director	May 11, 2020
Jeff Grout