Form 10-K/A
period 2019-12-28
Staffing 360 Solutions, Inc.
filed 2020-05-20
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

4831-3112-2364 v.2

Explanatory Note

Staffing 360 Solutions, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 28, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 27, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On March 27, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until May 11, 2020, and therefore relied on the Order due to circumstances related to coronavirus, or COVID-19. Because of government regulations enacted to combat the COVID-19 pandemic, the Company’s offices and systems have been subject to closure and testing and, as a result, its staff were at the time and still are working remotely.  The disturbance in the Company’s operations prevented the Company from making forward projections and determining the value of certain assets on its balance sheet. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original Form 10-K prior to the due date.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

4831-3112-2364 v.2

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

4831-3112-2364 v.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: May 20, 2020	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2020	By:	/s/ Sharnika Viswakula
Sharnika Viswakula SVP, Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

4831-3112-2364 v.2