Form 10-Q
period 2020-03-28
Staffing 360 Solutions, Inc.
filed 2020-06-26
CIK 1499717

AmrF

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

or

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

As of June 26, 2020, there were 9,322,563 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

EXPLANATORY NOTE

As previously reported by Staffing 360 Solutions, Inc. (the “Company”) in its Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 11, 2020 (in accordance with the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (as modified on March 25, 2020 by Release No. 34-88465, the “Order”), the Company disclosed that it was relying on the relief provided by the Order in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 (the “Report”) due to the circumstances related to coronavirus or COVID-19. Because of government regulations enacted to combat the COVID-19 pandemic, the Company’s offices and systems have been subject to closure and testing and, as a result, its staff were at the time and still are working remotely.  The disturbance in the Company’s operations prevented the Company from making forward projections and determining the value of certain assets on its balance sheet. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Report prior to the due date.

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	March 28,	December 28,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$931	$1,196
Accounts receivable, net	27,393	26,604
Prepaid expenses and other current assets	1,371	842
Total Current Assets	29,695	28,642

Property and equipment, net	1,442	1,528
Intangible assets, net	18,604	19,511
Goodwill	27,603	31,049
Right of use asset - leases	4,478	4,888
Other assets	2,988	3,223
Total Assets	$84,810	$88,841
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$19,050	$16,577
Payable - related party	5,718	3,884
Current portion of debt	644	676
Current debt - related party	37,967	37,780
Accounts receivable financing	18,232	19,374
Lease liabilities, current	1,702	1,797
Other current liabilities	4,054	3,907
Total Current Liabilities	87,367	83,995

Term loan	181	360
Lease liabilities, non current	2,855	3,183
Other long-term liabilities	1,499	1,670
Total Liabilities	91,902	89,208

Commitments and contingencies	—	—
Series E-1 Preferred Stock, 6,500 designated, $0.00001 par value, 891 and 729 shares issued and outstanding as of March 28, 2020 and December 28, 2019, respectively	—	—

Stockholders' Deficit:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, 1,039,380 shares designated, $0.00001 par value, 1,039,380 shares issued and outstanding, as of March 28, 2020 and December 28, 2019, respectively	—	—
Series E Preferred Stock - Related Party, 13,000 designated, $0.00001 par value, 13,000 shares issued and outstanding as of March 28, 2020 and December 28, 2019	13	13
Common stock, $0.00001 par value, 40,000,000 shares authorized as of March 28, 2020 and December 28, 2019; 9,107,563 and 8,785,748 shares issued and outstanding, as of March 28, 2020 and December 28, 2019, respectively	1	1
Additional paid in capital	76,028	76,214
Accumulated other comprehensive income (loss)	400	(58)
Accumulated deficit	(83,534)	(76,537)
Total Stockholders' Deficit	(7,092)	(367)
Total Liabilities and Stockholders' Deficit	$84,810	$88,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q1 2020 YTD	Q1 2019 YTD
Revenue	$58,692	$73,829

Cost of Revenue, excluding depreciation and amortization stated below	48,044	61,711

Gross Profit	10,648	12,118

Operating Expenses:
Selling, general and administrative expenses	10,961	10,491
Impairment of goodwill	2,969	—
Depreciation and amortization	785	877
Total Operating Expenses	14,715	11,368

(Loss) Income From Operations	(4,067)	750

Other (Expenses) Income:
Interest expense and amortization of debt discount and deferred financing costs	(2,417)	(2,007)
Re-measurement (loss) gain on intercompany note	(675)	351

Gain on settlement of deferred consideration	—	847
Other (loss) income, net	(14)	286
Total Other Expenses, net	(3,106)	(523)

(Loss) Income Before Provision for Income Tax	(7,173)	227

Benefit from income taxes	176	2

Net (Loss) Income	(6,997)	229

Dividends - Series A Preferred Stock - related party	31	50
Dividends - Series E Preferred Stock - related party	390	390
Dividends - Series E-1 Preferred Stock - related party	182	182

Net Loss Attributable to Common Stock Holders	$(7,600)	$(393)

Basic and Diluted Loss per Share:

Net Loss Attributable to Common Stock Holders	$(0.90)	$(0.06)
Weighted Average Shares Outstanding – Basic and Diluted	8,473,820	6,914,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Q1 2020 YTD	Q1 2019 YTD
Net (Loss) Income	$(6,997)	$229

Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	458	(618)
Comprehensive Loss Attributable to the Company	$(6,539)	$(389)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Deficit
	Series E-1		Series A		Series E		Common Stock
Balance December 28, 2019	729	$—	1,663,008	$—	13,000	$13	8,785,748	$1	$76,214	$(58)	$(76,537)	$(367)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	5,600	—	173	—	—	173
Share issuance to Jackson	—	—	—	—	—	—	300,000	—	244	—	—	244
Conversion of Series A to common shares	—	—	(623,628)	—	—	—	16,215	—	—	—	—	—
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(31)	—	—	(31)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(390)	—	—	(390)
Dividends - Series E-1 Preferred Stock - Related Party	162	—	—	—	—	—	—	—	(182)	—	—	(182)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	—	—	—	(6,997)	(6,997)
Balance March 28, 2020	891	$—	1,039,380	$—	13,000	$13	9,107,563	$1	$76,028	$400	$(83,534)	$(7,092)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series E-1		Series A		Series E		Common Stock
Balance December 29, 2018	81	$—	1,663,008	$—	13,000	$13	5,326,068	$—	$73,772	$2,053	$(71,643)	4,195
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	5,600	—	199	—	—	199
Sale of common stock, net	—	—	—	—	—	—	2,902,680	—	3,964	—	—	3,964
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(50)	—	—	(50)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(390)	—	—	(390)
Dividends - Series E-1 Preferred Stock - Related Party	162	—	—	—	—	—	—	—	(182)	—	—	(182)
Dividends - Common Stockholders	—	—	—	—	—	—	—	—	(81)	—	—	(81)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	(618)	—	(618)
Net income	—	—	—	—	—	—	—	—	—	—	229	229
Balance March 30, 2019	243	$—	1,663,008	$—	13,000	$13	8,234,348	$—	$77,232	$1,435	$(71,414)	$7,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q1 2020 YTD	Q1 2019 YTD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(6,997)	$229
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	785	877
Amortization of debt discount and deferred financing costs	187	157
Stock based compensation	173	199
Impairment of goodwill	2,969	—
Gain on settlement of deferred consideration	—	(847)
Re-measurement (loss) gain on intercompany note	675	(351)
Changes in operating assets and liabilities:
Accounts receivable	(3,886)	(5,186)
Prepaid expenses and other current assets	(551)	(212)
Other assets	1,172	(79)
Accounts payable and accrued expenses	3,012	3,547
Interest payable - related party	1,474	—
Other current liabilities	149	(118)
Other long-term liabilities and other	(835)	558
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,673)	(1,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(95)	(44)
Collection of UK factoring facility deferred purchase price	2,720	3,469
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,625	3,425

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(168)	(156)
Repayments on accounts receivable financing, net	(1,050)	(5,137)
Dividends paid to related parties	—	(245)
Dividends paid on common stock	—	(81)
Proceeds from sale of common stock	—	4,914
Payments made for earn-outs	—	(1,200)
Third party financing costs	—	(950)
NET CASH USED IN FINANCING ACTIVITIES	(1,218)	(2,855)

NET DECREASE IN CASH	(266)	(656)

Effect of exchange rates on cash	1	(2)

Cash - Beginning of period	1,196	3,181

Cash - End of period	$931	$2,523

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2019 which are included in the Company’s December 28, 2019 Form 10-K (“Fiscal 2019”), filed with the United States Securities and Exchange Commission on May 11, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended March 28, 2020 are not necessarily indicative of results for the entire year ending December 26, 2020. This report is for the period December 29, 2019 to March 28, 2020 (“Q1 2020 YTD”) and December 30, 2018 to March 30, 2019 (“Q1 2019 YTD”).

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the quarter ended March 28, 2020, the Company has an accumulated deficit of $83,534 and a working capital deficit of $57,672. At March 28, 2020, we had total debt of $39,102 and $931 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, bonds, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

Further, our note issued to Jackson Investment Group LLC (“Jackson”) includes certain financial customary covenants and the Company has had instances, including as of the period ended March 28, 2020, of non-compliance. Management has historically been able to obtain from Jackson waivers of any non-compliance, including as of March 28, 2020, and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

Due to substantial doubt about the Company’s ability to continue as a going concern as expressed in our Form 10-K filed with the United States Securities and Exchange Commission on May 11, 2020, the Company was not in compliance with its covenant with MidCap for the period ended December 28, 2019, as such amounts due are callable by the lender which exceed our current cash balance. On May 8, 2020, the Company received a notice from Midcap that they would currently not pursue available rights and remedies but reserve the right to do so at a later date.

Going concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company’s debt obligations and certain unsecured payments associated with historical acquisitions are due in the next 12 months, and the Company’s debt obligations with Jackson and MidCap Funding X (“MidCap”) may become due on demand due to certain covenant violations discussed above, which are in excess of cash and cash equivalents on hand. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time.

The Novel Coronavirus Disease 2019 (“COVID-19”), is impacting worldwide economic activity, and activity in the United States and the United Kingdom where the Company’s operations are based. The nature of work of the contractors the Company supports mostly are on the site of the Company’s clients.  As a result, the Company is subject to the plans and approaches of the Company’s clients to work during this period.  This includes whether they support remote working when they have decided to close their facilities.  To the extent that the Company’s clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, the Company would no longer generate revenue and profit from that client.  Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where the Company has seen declines of approximately 33% and 30% in revenues during the months of April and May 2020, respectively. While expected to be temporary, prolonged workforce disruptions can negatively impact sales in fiscal year 2020 and the Company’s overall liquidity.

These factors combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic raise substantial doubt about the Company’s ability to continue as a going concern.

COVID-19

The full impact of the COVID-19 outbreak continues to evolve as of the date of this quarterly report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to generate revenues. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the duration of the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020, however the Company continues to take action to reduce the negative effects of the COVID-19 outbreak on its operations through various cost cutting initiatives including reductions to support personnel, temporary salary reductions, and elimination of other non-essential spend. Should the impact from the pandemic go on for an extended period of time, management has developed further plans to partially mitigate the impact of the pandemic.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On May 12, 2020, Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect subsidiary of the Company, entered into a note (the “May 12 Note”) with Newton Federal Bank (the “Bank”), pursuant to the Paycheck PPP of the CARES Act administered by the U.S. Small Business Administration. The principal amount of the May 12 Note is $10,000.

In accordance with the requirements of the CARES Act, the Company and Monroe Staffing (collectively, the “May 12 Note Borrowers”) intends to use the proceeds from the May 12 Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the May 12 Note at the rate of 1.00% per annum. The May 12 Note Borrowers may apply for forgiveness of the amount due under the May 12 Note, in an amount equal to the sum of qualified expenses under the PPP. The May 12 Note Borrowers intend to use the entire proceeds under the May 12 Note for such qualifying expenses.

Subject to any forgiveness under the PPP, the May 12 Note matures two years following the date of issuance of the May 12 Note and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of the May 12 Note, the May 12 Note Borrowers are required to make 18 monthly payments of principal and interest. The May 12 Note may be prepaid at any time prior to maturity. The May 12 Note provides for customary events of default, including, among others, those relating to breaches of obligations under the May 12 Note, including a failure to make payments, any bankruptcy or similar proceedings involving the May 12 Note Borrowers, and certain material effects on the May 12 Note Borrowers’ ability to repay the May 12 Note. The May 12 Note Borrowers did not provide any collateral or guarantees for the May 12 Note.

On May 20, 2020, Key Resources Inc. (“KRI”), Lighthouse Placement Services, LLC (“LH”) and Staffing 360 Georgia, LLC (“SG”), each a wholly owned direct or indirect subsidiary of the Company, entered into the following notes, each dated May 20, 2020, with the Bank, pursuant to the PPP of the CARES Act administered by the U.S. Small Business Administration. KRI entered into a note (the “KRI Note”) for the principal amount of approximately $5,443, LH entered into a note (the “LH Note”) for the principal amount of approximately $1,890, and SG entered into a note (the “SG Note,” and, together with the KRI Note and LH Note, the “May 20 Notes”) for the principal amount of approximately $2,063. The combined total of the May 20 Notes is approximately $9,395.

In accordance with the requirements of the CARES Act, the Company, KRI, LH and SG (collectively, the “May 20 Note Borrowers”) intends to use the proceeds from the May 20 Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on each of the May 20 Notes at the rate of 1.00% per annum. The May 20 Note Borrowers may apply for forgiveness of the amount due under the May 20 Notes, in an amount equal to the sum of qualified expenses under the PPP. The May 20 Note Borrowers intend to use the entire proceeds under the May 20 Notes for such qualifying expenses.

Subject to any forgiveness under the PPP, each of the May 20 Notes mature two years following the date of issuance of the May 20 Notes and include a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers are required to make 18 monthly payments of principal and interest. The May 20 Notes may be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

The application for these funds required the Company to certify in good faith that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company made this good faith assertion based upon the adverse impact the pandemic had on our business and the degree of uncertainty introduced to the capital markets. While the Company has made this assertion in good faith based upon all available guidance, management will continue to assess their continued qualification if and when updated guidance is released by the Treasury Department.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

wages for employees with salaries of $100 or less annually are reduced by more than 25%. The ultimate forgiveness of the PPP loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal

Effective March 27, 2020, the Company is deferring Federal Insurance Contributions Act (“FICA”) taxes under the CARES Act section 2302. Payment of these tax deferrals are delayed to December 31, 2021 and December 31, 2022.

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

The Company performed its annual goodwill impairment testing as of September 29, 2019 and no impairment was recognized.  In Q1 2020, the Company determined that the COVID-19 outbreak is a triggering event since this could potentially impact industry and market conditions, have negative effect on earnings and cash flows, and overall financial performance. The Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit when performing its annual impairment testing. Volatility in the Company’s stock price can result in the net book value of our reporting units approximating, or even temporarily exceeding market capitalization, however, the fair value of our reporting units are driven solely by the market price of our stock. As described above, fair value of our reporting units are derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting units, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

The Company recognized an impairment with respect to its FirstPro reporting unit of $2,969 during the quarter ended March 28, 2020. The impairment resulted from a continued decline in that reporting unit’s revenue which has lower margin than other reporting units and experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

The remaining reporting units were not impaired during the quarter ended March 28, 2020 however, in the case of one reporting unit, the fair value exceeded the carrying value by approximately 13%. Goodwill for this reporting unit should be considered at risk given the approximation of the estimated fair value to the carrying value of the respective reporting units. In the assumptions utilized by management, declines to revenue are expected in 2020 and then improve in future years with modest growth rates of between 0% to 2%. Further, management expects to recognize expense synergies in both Reporting Units as the Company continues to integrate recently acquired businesses. The assumed discount rate utilized in the income approach model was considered to be commensurate with the

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

estimation uncertainty for these reporting units. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated in 2020 while failing to achieve growth in future periods an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of these reporting units, market declines, changes in discount rates or other conditions could result in an impairment in the future.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Q1 2020 YTD was comprised of $55,996 of temporary contractor revenue and $2,696 of permanent placement revenue, compared with $70,998 and $2,831 for Q1 2019 YTD, respectively. Refer to Note 10 for further details on breakdown by segments.

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

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, and tax audit settlements.  The effective income tax rate was 2.4% and (1.06)% for the period ending Q1 2020 YTD and Q1 2019 YTD, respectively.

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement (loss) gain of $(675) and $351 in Q1 2020 YTD and Q1 2019 YTD, respectively, associated with its U.S dollar denominated intercompany note.

Recent Accounting Pronouncements

On December 31, 2019, the FASB issued ASC 2019-12 “Income Taxes: Simplifying the Accounting for Income Taxes” (Topic 740). The amendments in this update simplify the accounting for income taxes by removing the certain exceptions. For public business entities,

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period.

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

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share.”  Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A Preferred Stockholders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For Q1 2020 and Q1 2019, pursuant to the two-class method, as a result of the net loss attributable to common stock holders, losses were not allocated to the participating securities.

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 28, 2020 and March 30, 2019 have not been included in the diluted earnings per share computations, as their inclusion would be anti dilutive due to the Company’s net loss as of March 28, 2020 and March 30, 2019:

	March 28,	March 30,
	2020	2019
Convertible preferred shares	7,867,142	7,492,995
Warrants	925,935	925,935
Restricted shares - unvested	450,915	557,184
Long term incentive plan (2019 LTIP)	355,000	375,000
Options	76,500	111,400
Total	9,675,492	9,462,514

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

Midcap Funding Trust

On August 2, 2019, the Company amended the facility with Midcap to allow for additional borrowing against the unbilled receivables by $1,000 to a cap of $2,300 and extended the maturity of the facility to August 2020. As of March 28, 2020 and December 28, 2019 approximately $16,283 and $17,298 are outstanding under this facility, respectively.

Due to substantial doubt about the Company’s ability to continue as a going concern as expressed in our Form 10-K filed with the United States Securities and Exchange Commission on May 11, 2020, the Company was not in compliance with its covenant with Midcap for the period ended December 28, 2019, as such amounts due are callable by the lender which exceed the Company’s current cash balance. On June 24, 2020, the Company received a notice from Midcap that they would currently not pursue available rights and remedies but reserve the right to do so at a later date.

NOTE 5 – GOODWILL

The following table provides a roll forward of goodwill:

	March 28, 2020	December 28, 2019
Beginning balance, net	$31,049	$32,061
Accumulated impairment losses	(2,969)	-
Currency translation	(477)	(1,012)
Ending balance, net	$27,603	$31,049

The Company recognized an impairment with respect to its FirstPro reporting unit of $2,969 during the quarter ended March 28, 2020. The impairment resulted from a continued decline in that reporting unit’s revenue which has lower margin than other reporting units and experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

The remaining reporting units were not impaired during the quarter ended March 28, 2020 however, in the case of one reporting unit, the fair value exceeded the carrying value by approximately 13%. Goodwill for this reporting unit should be considered at risk given the approximation of the estimated fair value to the carrying value of the respective reporting units. In the assumptions utilized by management, declines to revenue are expected in 2020 and then improve in future years with modest growth rates of between 0% to

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

2%. Further, management expects to recognize expense synergies in both Reporting Units as the Company continues to integrate recently acquired businesses. The assumed discount rate utilized in the income approach model was considered to be commensurate with the estimation uncertainty for these reporting units. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated in 2020 while failing to achieve growth in future periods an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of these reporting units, market declines, changes in discount rates or other conditions could result in an impairment in the future.

NOTE 6 – DEBT

	March 28, 2020	December 28, 2019
Jackson Investment Group - related party	$38,278	$38,278
HSBC Term Loan	824	1,035
Total Debt, Gross	39,102	39,313
Less: Debt Discount and Deferred Financing Costs	(310)	(497)
Total Debt, Net	38,792	38,816
Less: Non Current Portion	(181)	(360)
Total Current Debt, Net	$38,611	$38,456

Debt Exchange Agreement

On August 29, 2019, the Company entered into a Fourth Omnibus Amendment and Reaffirmation Agreement with Jackson, as lender, which, among other things, amends the Amended and Restated Note Purchase Agreement, dated as of September 15, 2017. Pursuant to this agreement, the Company agreed to issue and sell to Jackson a 18% Senior Secured Note due December 31, 2019 in the aggregate principal amount of $2,538. All accrued and unpaid interest on the outstanding principal balance of this term note will be due and payable monthly on the first day of each month, beginning on October 1, 2019. Pursuant to the terms of this term note, if this term note is not repaid by December 31, 2019, the Company will be required to issue 100,000 shares of its common stock to Jackson on a monthly basis until this term note is fully repaid, subject to certain exceptions to comply with Nasdaq listing standards. This note and all accrued interest remains unpaid. The Company has booked additional expense of $244 related to the issuance of 300,000 shares of common stock to Jackson for the period ended March 28, 2020.

The term note includes certain financial customary covenants, including a leverage ratio covenant. As of March 28, 2020, the Company was not in compliance with all covenants. On May 5, 2020, the Company received a waiver from Jackson curing the non-compliance as of March 28, 2020 the past due interest payments that were due on October 1, 2019, January 1, 2020 and April 1, 2020 and the non-payment of the $2,538 loan that was due on December 31, 2019. The Company has booked additional expense of $324 related to the issuances of 500,000 shares of common stock between January 2020 and May 2020 to Jackson. The Company paid the $2,538 loan in full on May 28, 2020.

HSBC Loan

On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time.  On May 15, 2020, the Company entered into a 3 year term loan with HSBC in the UK for £1,000.

NOTE 7 – LEASES

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of March 28, 2020, as a result of the adoption of ASC 842, we have recorded a right of use (“ROU”) lease asset of approximately $4,478 with a corresponding lease liability of approximately $4,557 based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

Quantitative information regarding the Company’s leases for the period ended March 28, 2020 is as follows:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Lease Cost	Classification	Q1 2020 YTD
Operating lease cost	SG&A Expenses	448

Other information
Weighted average remaining lease term (years)	3.7
Weighted average discount rate	6.4%

Future Lease Payments
2020	$1,348
2021	1,443
2022	594
2023	329
2024	321
Thereafter	1,143
$5,178
Less: Imputed Interest	621
4,557

Leases - Current	1,702
Leases - Non Current	2,855

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

NOTE 8 – EQUITY

Common Stock

The Company issued the following shares of common stock during the three-month period ended March 28, 2020:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Jackson Investment Group	300,000	$244	$0.67	$0.92
Preferred Series A Conversion	16,215	-	-	-
Board and Committee members	5,600	5	0.85	0.85
	321,815	$249

The Company issued the following shares of common stock during the three month period ended March 30, 2019:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Equity raise	2,902,680	$4,914	$1.65	$2.00
Board and Committee members	5,600	10	1.79	1.79
	2,908,280	$4,924

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the board of directors (the “Board”) under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of March 28, 2020, the Company has issued a total of 450,915 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $94 and $145, for the periods ended Q1 2020 YTD and Q1 2019 YTD, respectively.

Stock Options

The Company recorded share-based payment expense of $8 and $24 for the periods ended Q1 2020 YTD and Q1 2019 YTD, respectively.

Convertible Preferred Shares

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

Shares of the Series A Preferred Stock are convertible into shares of common stock at the holder’s election at any time prior to December 31, 2020, at a conversion rate of one and three tenths (1.3) shares of common stock for every 50 shares of Series A Preferred Stock that the holder elects to convert.

In the periods ended Q1 2020 YTD and Q1 2019 YTD, the Company paid $0 and $50, respectively, in dividends to its Series A Preferred Stockholders. On January 21, 2020, the Company converted the shares of Series A Preferred Stock awarded to Mr. Briand into 16,215 shares of common stock.   The Company has $31 and $0 of dividends payable to Series A Preferred Stockholders at the end of Q1 2020 YTD and Q1 2019 YTD.

Series E Preferred Stock - Related Party

The Series E Preferred Stock ranks senior to common stock and any other series or classes of preferred stock now or after issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution. Each share of Series E Preferred Stock is initially convertible into 561.8 shares of our common stock at any time after October 31, 2020 or the occurrence of a Preferred Default (as defined in the Certificate of Designation for Series E Preferred Stock, as amended). A holder of Series E Preferred Stock is not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into our common stock. Series E Preferred Stock is redeemable by the Company at any time at a price per share equal to the stated value ($1,000 per share) plus all accrued and unpaid dividends thereon. While the Series E Preferred Stock is outstanding, the Company is required to use the proceeds of any sales of equity securities, exclusively to redeem any outstanding shares of Series E Preferred Stock, except that the Company is permitted to use up to an aggregate of $3,000 of the gross proceeds from any equity offering completed on or before November 15, 2019 for working capital purposes.

On January 22, 2019, the Company completed a registered direct offering of 387,500 common stock that generated $775 in gross proceeds that were used for working capital purposes. On February 12, 2019, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to an underwriting agreement between the Company and the underwriter, dated as of February 8, 2019, the Company issued and sold 2,425,000 shares of its common stock, at a public offering price of $1.65 per share. Notwithstanding the terms of the Certificate of Designations for Series E Preferred Stock, Jackson, the holder our outstanding shares of Series E Preferred Stock, did not require us to use the proceeds from our recent offerings in excess of $3,000 to redeem outstanding shares of the Series E Preferred Stock.  Instead, we used such excess proceeds to make a terminal payment to the sellers of FirstPro Inc (“FirstPro”). in final settlement of all deferred consideration due under our asset purchase agreement with such sellers.

As of March 28, 2020, 7,303,371 shares and 536,747 shares of common stock were issuable upon the potential conversion of Series E Preferred Stock and Series E-1 Preferred Stock, respectively. Due to the contingent nature of the cash redemption feature of the Series E-1 Preferred Stock, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

The Company has $1,170 of dividends payable to its holders of Series E Preferred Stock as of March 28, 2020.

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”).

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Board granted 355,000 shares of common stock to adequately motivate the participants and drive performance for the period.

Units vest upon the following:

•	50% upon the employee being in good standing on December 31, 2020; and,
•	50% upon the average share price of the Company’s common stock during the 90-day period leading up to December 31, 2020, based upon the following Vesting Rate table:

Average 2019 Price	Vesting Rate
<$8 per share	0
>$8 per share	Pro-rated
>=$12 per share	Full Vesting

The Company recorded share based expense of approximately $71 and $30 in Q1 2020 YTD and Q1 2019 YTD in connection with these awards.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Pursuant to the acquisition of FirstPro Inc. on September 15, 2017, the purchase price included deferred quarterly installments of $75 beginning on October 1, 2017, and $2,675 was payable annually in three equal installments beginning on September 15, 2018. The Company made $300 and $892 in quarterly installments and annual installment in Fiscal 2018. On March 1, 2019, the Company paid $1,125 in full satisfaction of the remaining liability, recognizing a gain of $847.

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

Pursuant to the acquisition of Key Resources Inc. (“KRI”) on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 each on August 27, 2019 and August 27, 2020. The payment of the earnout consideration is contingent on KRI’s achievement of certain trailing gross profit amounts. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company shall pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019.  In addition, the amended agreement was further amended to change the due date for the second

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

year earnout payment of $2,027 from August 27, 2020 to February 27, 2020. The seller of KRI, Pamela D. Whitaker (“Whitaker”) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of March 28, 2020 and December 28, 2019, in February 2020, the Company filed an action against Whitaker for breach of contract which more than approximates the earnout consideration recognized. The Company paid interest of $40 during the quarter ended March 28, 2020. Refer to legal proceedings below for action filed against Whitaker, the former owner of KRI.

Legal Proceedings

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

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”).  The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement.  The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6 million.  On April 28, 2020, Whitaker filed a motion to dismiss the New York Action.  On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss.  Whitaker has until June 26, 2020, to file reply papers in further support of the motion.

The Company intends to vigorously contest Whitaker’s claims in the North Carolina Action and pursue its claims in the New York Action.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 10 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q1 2020 YTD	Q1 2019 YTD
Commercial Staffing - US	$28,743	$30,085
Professional Staffing - US	8,660	9,581
Professional Staffing - UK	21,289	34,163
Total Revenue	$58,692	$73,829

Commercial Staffing - US	$4,294	$4,632
Professional Staffing - US	3,080	3,714
Professional Staffing - UK	3,274	3,772
Total Gross Profit	$10,648	$12,118

Selling, general and administrative expenses	$(10,961)	$(10,491)
Depreciation and amortization	(785)	(877)
Impairment of goodwill	(2,969)	—
Interest expense and amortization of debt discount and deferred financing costs	(2,417)	(2,007)
Re-measurement (loss) gain on intercompany note	(675)	351
Gain on settlement of deferred consideration	—	847
Other (loss) income, net	(14)	286
(Loss) Income Before Provision for Income Tax	$(7,173)	$227

The following table disaggregates revenues by segments:

	Q1 2020 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$46	$1,444	$1,206	$2,696
Temporary Revenue	28,697	7,216	20,083	55,996
Total	$28,743	$8,660	$21,289	$58,692

	Q1 2019 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$65	$1,881	$885	$2,831
Temporary Revenue	30,020	7,700	33,278	70,998
Total	$30,085	$9,581	$34,163	$73,829

As of March 28, 2020 and December 29, 2018, the Company has assets in the U.S., the U.K. and Canada as follows:

	March 28, 2020	December 28,
	2020	2019
United States	$70,106	$74,671
United Kingdom	14,704	14,170
Total Assets	$84,810	$88,841

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

In addition to the shares of Series E and Series E-1 Preferred Stock and notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

The Company had the following activity with its Board and Committee Members:

	Q1 2020 YTD				Q1 2019 YTD
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	1,400	$1	$5	$19	1,400	$3	$8
Jeff Grout	19	1,400	1	5	19	1,400	3	8
Nick Florio	19	1,400	1	5	19	1,400	3	8
Alicia Barker	-	1,400	1	1	-	1,400	3	-
	$57	5,600	$4	$16	$57	5,600	$12	$24

The Briand Separation Agreement

Matthew Briand, the Company’s former employee, board member and officer, resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. The Company paid approximately $0 and $17 in Q1 2020 YTD and Q1 2019 YTD, respectively, to Mr. Briand under his separation agreement.

The Faiman Separation Agreement

On September 11, 2019, David Faiman, the Company’s former Chief Financial Officer, and the Company entered into an agreement whereby Mr. Faiman agreed to transition his position and responsibilities with the Company (“Faiman Separation Agreement”), and Mr. Faiman’s Employment Agreement, dated February 5, 2016, was terminated. The Company had recognized approximately $190 in severance costs related to Mr. Faiman during the fiscal year ended December 28, 2019, and has paid $90 in Q1 2020 YTD.

The Gibbens Separation

The Company entered into an Employment Agreement with Mark Gibbens that appoints him as the Company’s Chief Financial Officer effective February 18, 2020, appointing Mr. Gibbens as the Company’s Chief Financial Officer commencing February 18, 2020 for an initial employment term of six months (“Initial Employment Term”).

Under the Employment Agreement with Mr. Gibbens, he received an annual base salary of $325. Provided that Mr. Gibbens was employed by the Company through the Initial Employment Term, as soon as administratively possible following the commencement of the first Renewal Term, and in no event later than thirty days following the commencement of the first Renewal Term, Mr. Gibbens was entitled to receive, pursuant to the 2016 Omnibus Incentive Plan, (i) an award covering 40,000 shares of the Company’s common stock, which will vest in three (3) equal annual installments on each of the first three anniversaries of the award’s grant, provided Mr. Gibbens was still employed by the Company through the applicable vesting date, and (ii) an additional award covering 40,000 shares of the Company’s Common Stock, which will vest in accordance with the terms and conditions of the Company’s standard form of performance compensation award agreement. In the event that Mr. Gibbens’ employment continued beyond the Initial Employment Term, for each calendar year or portion thereof during his employment, Mr. Gibbens was eligible for a discretionary bonus prorated for any partial year upon the same terms and criteria as provided for the Company’s Chief Operating Officer, as set forth separately to Mr. Gibbens.

As of May 13, 2020, Mark Gibbens, the Company’s former Chief Financial Officer, resigned as an officer and employee of the Company upon mutual agreement with the Company, in accordance with the terms of his employment agreement with the Company dated February

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

17, 2020. Mr. Gibbens also ceased to serve as the Company’s principal accounting officer and principal financial officer, effective as of April 17, 2020.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q1 2020 YTD	Q1 2019 YTD
Cash paid for:
Interest	$689	$2,210
Income taxes	—	—

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$2,270	$3,712
Shares issued to Jackson Investment Group	244	—
Dividends accrued to related parties	603	—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the impact of COVID-19 on our business and operations; negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Overview

We are incorporated in the State of Delaware. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring suitable, mature, profitable, operating, U.S. and U.K. based staffing companies. Our targeted consolidation model is focused specifically on the Professional Sector and Commercial Sector disciplines.

Recent Development

NASDAQ Minimum Bid Price Requirement

On January 24, 2020, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between December 10, 2019, through January 23, 2020, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until July 22, 2020 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

On June 3, 2020, the Company received a letter from the Nasdaq notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

listed companies to maintain stockholders’ equity of at least $2,500. Further, as of June 9, 2020, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

Nasdaq has provided the Company with 45 calendar days, or until July 20, 2020, to submit a plan to regain compliance with the minimum stockholders’ equity standard. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notification letter to regain compliance. If the Company’s plan to regain compliance is not accepted, or if it is accepted and the Company does not regain compliance in the timeframe required by Nasdaq, the Nasdaq staff could provide notice that the Company’s common stock is subject to delisting.

The Company is currently evaluating options to regain compliance and intends to timely submit a plan to regain compliance with Nasdaq’s minimum stockholders’ equity standard. Although the Company will use all reasonable efforts to achieve compliance with Rule 5550(b)(1), there can be no assurance that the Company will be able to regain compliance with that rule or will otherwise be in compliance with other Nasdaq listing criteria.

The letters have no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market.

PPP Loans

On May 12, 2020, Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect subsidiary of the Company, entered into a note (the “May 12 Note”) with Newton Federal Bank (the “Bank”), pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The May 12 Note is dated May 12, 2020. The principal amount of the May 12 Note is $10,000.

In accordance with the requirements of the CARES Act, the Company and Monroe Staffing (collectively, the “May 12 Note Borrower”) intends to use the proceeds from the May 12 Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the May 12 Note at the rate of 1.00% per annum. The May 12 Note Borrowers may apply for forgiveness of the amount due under the May 12 Note, in an amount equal to the sum of qualified expenses under the PPP. The May 12 Note Borrowers intend to use the entire proceeds under the May 12 Note for such qualifying expenses.

Subject to any forgiveness under the PPP, the May 12 Note matures two years following the date of issuance of the May 12 Note and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of the May 12 Note, the May 12 Note Borrowers are required to make 18 monthly payments of principal and interest. The May 12 Note may be prepaid at any time prior to maturity. The May 12 Note provides for customary events of default, including, among others, those relating to breaches of obligations under the May 12 Note, including a failure to make payments, any bankruptcy or similar proceedings involving the May 12 Note Borrowers, and certain material effects on the May 12 Note Borrowers’ ability to repay the May 12 Note. The May 12 Note Borrowers did not provide any collateral or guarantees for the May 12 Note.

On May 20, 2020, Key Resources Inc. (“KRI”), Lighthouse Placement Services, LLC (“LH”) and Staffing 360 Georgia, LLC (“SG”), each a wholly owned direct or indirect subsidiary of the Company, entered into the following notes, each dated May 20, 2020, with the Bank, pursuant to the PPP of the CARES Act administered by the U.S. Small Business Administration. KRI entered into a note (the “KRI Note”) for the principal amount of approximately $5,443, LH entered into a note (the “LH Note”) for the principal amount of approximately $1,890, and SG entered into a note (the “SG Note,” and, together with the KRI Note and LH Note, the “May 20 Notes”) for the principal amount of approximately $2,063. The combined total of the May 20 Notes is approximately $9,395.

In accordance with the requirements of the CARES Act, the Company, KRI, LH and SG (collectively, the “May 20 Note Borrowers”) intends to use the proceeds from the May 20 Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on each of the May 20 Notes at the rate of 1.00% per annum. The May 20 Note Borrowers may apply for forgiveness of the amount due under the May 20 Notes, in an amount equal to the sum of qualified expenses under the PPP. The May 20 Note Borrowers intend to use the entire proceeds under the May 20 Notes for such qualifying expenses.

Subject to any forgiveness under the PPP, each of the May 20 Notes mature two years following the date of issuance of the May 20 Notes and include a period for the first six months during which time required payments of interest and principal are deferred. Beginning

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

on the seventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers are required to make 18 monthly payments of principal and interest. The May 20 Notes may be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

The application for these funds required the Company to certify in good faith that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company made this good faith assertion based upon the adverse impact the pandemic had on our business and the degree of uncertainty introduced to the capital markets. While the Company has made this assertion in good faith based upon all available guidance, management will continue to assess their continued qualification if and when updated guidance is released by the Treasury Department.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 or less annually are reduced by more than 25%. The ultimate forgiveness of the PPP loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of United States (“U.S.”) and United Kingdom (“U.K.”) based staffing companies. Our services principally consist of providing temporary contractors, and, to a much lesser extent, the recruitment of candidates for permanent placement. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily accounting and finance, IT, engineering, administration (collectively, the “Professional Business Stream”) and commercial (“Commercial Business Stream”) disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed ten acquisitions since November 2013.

For three-month periods ended March 28, 2020 and March 30, 2019

	Q1 2020 YTD	% of Revenue	Q1 2019 YTD	% of Revenue	Growth
Revenue	$58,692	100.0%	$73,829	100.0%	(20.5)%
Cost of revenue	48,044	81.9%	61,711	83.6%	(22.1)%
Gross profit	10,648	18.1%	12,118	16.4%	(12.1)%
Operating expenses	14,715	25.1%	11,368	15.4%	29.4%
(Loss) Income from operations	(4,067)	(6.9)%	750	1.0%	(642.3)%
Other expenses	(3,106)	(5.3)%	(523)	(0.7)%	493.9%
Benefit from income taxes	176	0.3%	2	0.0%	8700.0%
Net (Loss) Income	$(6,997)	(11.9)%	$229	0.3%	(3155.5)%

Revenue

For Q1 2020 YTD, revenue decreased by 20.5% to $58,692, as compared with $73,829, for Q1 2019 YTD. The decline was driven by $160 of unfavorable foreign currency translation and $14,977 of organic decline.  Within organic decline, temporary contractor revenue declined $14,851 and permanent placement declined $126.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Revenue in Q1 2020 YTD was comprised of $55,996 of temporary contractor revenue and $2,696 of permanent placement revenue, compared with $70,998 and $2,831 for Q1 2019 YTD, respectively.

Cost of revenue

Cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q1 2020 YTD, cost of revenue was $48,044, a decrease of 22.1% from $61,711 in Q1 2019 YTD, compared with revenue decline of 20.5%. The decline was driven by $135 of unfavorable foreign currency translation and $13,532 of organic decline.

Gross profit

Gross profit for Q1 2020 YTD was $10,648, a decreased of 12.1% compared with $12,118 in Q1 2019 YTD primarily driven by organic decline.

Operating expenses

Operating expenses for Q1 2020 YTD were $14,715, an increase of 29.4% as compared with $11,368 for Q1 2019 YTD.  The increase in operating expenses was driven by primarily by a goodwill impairment charge at the FirstPro reporting unit of $2,969, higher non-recurring costs, legal, and other costs associated with refinancing/acquisitions efforts.

Other Expenses

Other expenses for Q1 2020 YTD was $3,106, an increase of 493.9% from $523 in Q1 2019 YTD. The increase was mainly driven higher interest expense and amortization of deferred financing costs in Q1 2020 YTD compared with Q1 2019 YTD of $410, losses from remeasuring the Company’s intercompany note in Q1 2020 YTD of $675 compared with gains from remeasuring the Company’s intercompany note in Q1 2019 YTD of $351. In addition, in Q1 2019 YTD, the Company had gain on settlement of deferred consideration of $847 and other income of $286.

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

We present the following non-GAAP financial measure and KPIs in this report:

Revenue and Gross Profit by Sector We use this KPI to measure the Company’s mix of Revenue and respective profitability between its two main lines of business due to their differing margins. For clarity, these lines of business are not our operating segments, as this information is not currently regularly reviewed by the chief operating decision maker to allocate capital and resources. Rather, we use this KPI to benchmark us against the industry.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details Revenue and Gross Profit by Sector:

	Q1 2020 YTD	Mix	Q1 2019 YTD	Mix
Commercial Staffing - US	$28,743	48%	$30,085	41%
Professional Staffing - US	8,660	15%	9,581	13%
Professional Staffing - UK	21,289	37%	34,163	46%
Total Revenue	$58,692		$73,829

Commercial Staffing - US	$4,294	40%	$4,632	38%
Professional Staffing - US	3,080	29%	3,714	31%
Professional Staffing - UK	3,274	31%	3,772	31%
Total Gross Profit	$10,648		$12,118

Commercial Staffing - US	14.9%		15.4%
Professional Staffing - US	35.6%		38.8%
Professional Staffing - UK	15.4%		11.0%
Total Gross Margin	18.1%		16.4%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Adjusted EBITDA This measure is defined as net loss attributable to common stock before: interest expense, benefit from (provision for) income taxes; income (loss) from discontinued operations, net of tax; other (income) expense, net, in operating income (loss); amortization and impairment of intangible assets; impairment of goodwill; depreciation; operational restructuring and other charges; other income (expense), net, below operating income (loss); non-cash expenses associated with stock compensation; and charges we considers to be non-recurring in nature such as legal expenses associated with litigation, professional fees associated potential and completed acquisitions. We use this measure because we believe it provides a more meaningful understanding of our profit and cash flow generation.

	Q1 2020 YTD	Q1 2019 YTD	Trailing Twelve Months Q1 2020	Trailing Twelve Months Q1 2019
Net (loss) income	$(6,997)	$229	$(12,120)	$(5,001)

Interest expense and amortization of debt discount and deferred financing costs	2,417	2,007	8,894	8,896
Benefit from income taxes	(176)	(2)	(509)	(132)
Depreciation and amortization	785	877	3,278	3,203
EBITDA	$(3,971)	$3,111	$(457)	$6,966

Acquisition, capital raising, restructuring charges and other non-recurring expenses (1)	1,340	211	6,075	2,488
Other non-cash charges (2)	184	197	827	926
Re-measurement income (loss) on intercompany note	675	(351)	643	910
Gain in fair value of warranty liability	—	—	—	(341)
Deferred consideration settlement	—	(847)	(1,077)	(847)
Impairment of goodwill	2,969	—	2,969	—
Gain from sale of business	—	—	—	(238)
Other loss (income)	14	(286)	(26)	(434)
Adjusted EBITDA	$1,211	$2,035	$8,954	$9,429

Trailing Twelve Months ("TTM") Adjusted EBITDA	$8,954	$9,429	$8,954	$9,429

Pre-Acquisition Adjusted EBITDA (3)			—	$1,389

Pro Forma TTM Adjusted EBITDA (4)			$8,954	$10,818

Adjusted Gross Profit TTM (5)			$46,839	$48,841

TTM Adjusted EBITDA as percentage of adjusted gross profit TTM			19.1%	19.3%

(1)

Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, restructuring charges, and legal expenses incurred in relation to matters outside the ordinary course of business.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Adjusted Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of our efficiency for converting incremental gross profit into Adjusted EBITDA.

	Twelve Months Ended
	March 28, 2020	March 30, 2019
Adjusted Gross Profit - TTM (Current Period)	$46,839	$48,841
Adjusted Gross Profit - TTM (Prior Period)	48,841	40,996
Adjusted Gross Profit - Growth	$(2,002)	$7,845

Adjusted EBITDA - TTM (Current Period)	$8,954	$9,429
Adjusted EBITDA - TTM (Prior Period)	9,429	7,976
Adjusted EBITDA - Growth	$(475)	$1,453

Operating Leverage	-23.7%	18.5%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service its debt prospectively.

	March 28, 2020	December 28, 2019
Total Debt, Net	$38,792	$38,816
Addback: Total Debt Discount and Deferred Financing Costs	310	497
Total Term Debt	$39,102	$39,313

TTM Adjusted EBITDA	$8,954	$9,778

Pro Forma TTM Adjusted EBITDA	$8,954	$9,778

Pro Forma Leverage Ratio	4.4x	4x

Operating Cash Flow Including Proceeds from Accounts Receivable Financing calculated as net cash (used in) provided by operating activities plus net proceeds from accounts receivable financing.  Because much of our temporary payroll expense is paid weekly and in advance of clients remitting payment for invoices, operating cash flow is often weaker in staffing companies where revenue and accounts receivable are growing.  Accounts receivable financing is essentially an advance on client remittances and is primarily used to fund temporary payroll.  As such, we believe this measure is helpful to investors as an indicator of our underlying operating cash flow.

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force, the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time.  On May 15, 2020, the Company entered into a 3 year term loan with HSBC in the UK for £1,000.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q1 2020 YTD	Q1 2019 YTD
Net cash (used) provided by operating activities	$(1,673)	$(1,226)

Collection of UK factoring facility deferred purchase price	2,720	3,469

Repayments on accounts receivable financing	(1,050)	(5,137)

Net cash used in operating activities including proceeds from accounts receivable financing	$(3)	$(2,894)

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

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations could significantly increase our legal and financial compliance costs and increase the use of resources.

As of and for the three-month period ended March 28, 2020, the Company had a working capital deficiency of $57,672 and accumulated deficit of $83,534, and a net loss of $6,997.

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has unsecured payments due in the next 12 months associated with historical acquisitions and secured current debt arrangements which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. Although the Company has raised an aggregate of approximately $19,395 through PPP loans, if the Company is unable to obtain additional capital, such unsecured payments may not be made on time. Additionally, with the onset of COVID-19 pandemic, there is further uncertainty related to our future revenues, gross profit and cash flows.

The COVID-19, is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients.  As a result, we are subject to the plans and approaches of our clients to work during this period.  This includes whether they support remote working when they have decided to close their facilities.  To the extent that our clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, we would no longer generate revenue and profit from that client.  Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where we have seen declines in revenues during the months of April and May 2020. While expected to be temporary, prolonged workforce disruptions can negatively impact sales in fiscal year 2020 and the Company’s overall liquidity.

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

Operating activities

For Q1 2020 YTD, net cash used in operations of $1,673 was primarily attributable to changes in operating assets and liabilities totaling $535 and non-cash adjustments of $4,789 offset by net loss of $6,997. Changes in operating assets and liabilities primarily relates to an increase in accounts payable and accrued expenses of $3,012, decrease in other assets of $1,172, increase in current liabilities of $149; offset by increase in accounts receivable of $3,886, increase in prepaid expenses and other current assets of $551, decrease in interest payable to related parties of $1,474 and decrease in other non-current liabilities and other of $835. Total non-cash adjustments of $4,789 primarily includes impairment of goodwill of $2,969, depreciation and amortization of intangible assets of $785, stock-based compensation of $173, amortization of debt discounts and deferred financing of $187 and foreign currency re-measurement loss on intercompany loan of $675.

For Q1 2019 YTD, net cash provided by operations of $2,243 was primarily attributable changes in operating assets and liabilities totaling $1,979, non-cash adjustments of $35 and net income of $229. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $1,717, increase in prepaid expenses and other current assets of $212, increase other assets of $79, decrease in current liabilities of $118; offset by increase in accounts payable and accrued expenses of $3,547 and increase in other long term liabilities and other of $558. Total non-cash adjustments of $35 primarily includes depreciation and amortization of intangible assets of $877, stock based compensation of $199, amortization of debt discounts and deferred financing of $157; offset by foreign currency re-measurement on intercompany loan of $351 and gain from settlement of the FirstPro Inc. (the “FirstPro”) deferred consideration of $847.

On February 8, 2018, CBS Butler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force, the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time.  On May 15, 2020, the Company entered into a 3-year term loan with HSBC in the UK for £1,000.

Investing activities

For Q1 2020 YTD, net cash flows provided by investing activities was $2,625, $2,720 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $95.

For Q1 2019 YTD, net cash flows provided by investing activities was $3,425, $3,469 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $44.

Financing activities

For Q1 2020 YTD, net cash flows used in financing activities totaled $1,218, of which $1,050 relates to repayments on accounts receivable financing, net, and repayment on HSBC loan of $168.

For Q1 2019 YTD, net cash flows used in financing activities totaled $6,324, of which $8,606 relates to repayments on accounts receivable financing, net, payment on FirstPro deferred consideration for $1,200, third party financing costs of $950, dividends paid to related parties of $245, dividends paid to shareholders of $81, and repayment on HSBC loan of $156; offset by proceeds from equity raise of $4,914.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Critical Accounting Policies and Estimates

Refer to the Form 10-K filed with the SEC on May 11, 2020.

Recent Accounting Pronouncements

On December 31, 2019, the FASB issued ASC 2019-12 “Income Taxes: Simplifying the Accounting for Income Taxes” (Topic 740). The amendments in this update simplify the accounting for income taxes by removing the certain exceptions. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (each as defined in Rules) as of the end of the period covered by this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our system of internal control over financial reporting occurred during the period ended March 28, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”).  The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement.  The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6 million.  On April 28, 2020, Whitaker filed a motion to dismiss the New York Action.  On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss.  Whitaker has until June 26, 2020, to file reply papers in further support of the motion.

The Company intends to vigorously contest Whitaker’s claims in the North Carolina Action and pursue its claims in the New York Action.

Item 1A. Risk Factors.

Except as otherwise set forth below, there have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, and our Quarterly Report for the fiscal quarter ended March 28, 2020.

The recent COVID-19 outbreak may adversely affect our business.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures. On March 12, 2020, the WHO declared COVID-19 to be a pandemic, and efforts to contain the spread of COVID-19 have intensified. The COVID-19 pandemic is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients.  As a result, we are subject to the plans and approaches of our clients have made to address the Covid-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees.  To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. Moreover, developments such as social distancing and shelter-in-place directives have impacted our ability to deploy our staffing workforce effectively, thereby impacting contracts with customers in our commercial staffing and professional staffing business streams, where we have seen declines in revenues during the months of April and May 2020. While expected to be temporary, prolonged workforce disruptions can negatively impact sales in fiscal year 2020 and our overall liquidity.

In addition, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise need capital through the sale of our securities or refinancing any of our debt facilities. If we are unsuccessful in raising capital in the future, we may need to reduce activities, curtail or cease operations.

In addition, a significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

NASDAQ has listing requirements of a minimum closing bid price of $1.00 per share and a minimum stockholders’ equity requirement of $2,500,000. If either our common stock cannot maintain the required minimum closing bid price and we fail to correct the listing requirement deficiency or we fail to maintain stockholders’ equity of at least $2,500,000 within any provided cure period, our common stock may be involuntarily delisted from NASDAQ.

Our common stock is listed on The Nasdaq Capital Market, and the quantitative listing standards of the Nasdaq require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. On January 24, 2020, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between December 10, 2019, through January 23, 2020, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until July 22, 2020 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

We can regain compliance with this requirement if at any time before the expiration of the Compliance Period the closing bid price for our common stock is at least $1.00 per share for a minimum of ten consecutive business days. In the event we do not regain compliance during the Compliance Period, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Hearings Panel. If we fail to regain compliance within our applicable cure period, or fail to satisfy other listing requirements, our common stock may be subject to delisting.

To resolve the noncompliance, we may consider available options including a reverse stock split, which may not result in a permanent increase in the market price of our common stock, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the SEC. It is not uncommon for the market price of a company’s shares to decline in the period following a reverse stock split.

In addition, on June 3, 2020, we received a letter from the Nasdaq notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500. Further, as of June 9, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

Nasdaq has provided us with 45 calendar days, or until July 20, 2020, to submit a plan to regain compliance with the minimum stockholders’ equity standard. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notification letter to regain compliance. If our plan to regain compliance is not accepted, or if it is accepted and we do not regain compliance in the timeframe required by Nasdaq, the Nasdaq staff could provide notice that our common stock is subject to delisting.

We are currently evaluating options to regain compliance and intends to timely submit a plan to regain compliance with Nasdaq’s minimum stockholders’ equity standard. Although we will use all reasonable efforts to achieve compliance with Rule 5550(b)(1), there can be no assurance that we will be able to regain compliance with that rule or will otherwise be in compliance with other Nasdaq listing criteria.

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful, or that any such action would stabilize the market price or improve the liquidity of our common stock. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock could be severely limited. Furthermore, we expect these additional reporting rules and regulations would increase our legal and financial compliance costs.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On May 12, 2020, Monroe Staffing Services, LLC, our indirect subsidiary, received loan proceeds of approximately $10,000 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). In addition, on May 20, 2020, Key Resources Inc., Lighthouse Placement Services, LLC and Staffing 360 Georgia, LLC, each of which is our wholly owned direct or indirect subsidiary, received loan proceeds in the aggregate amount of $9,395 pursuant to the PPP (collectively, the “PPP Loans”). We and our subsidiaries intend to use the PPP Loans in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. The PPP Loans are evidenced by promissory notes, dated as of May 12, 2020 and May 20, 2020, as applicable, issued by Newton Federal Bank, which contain customary events of default, including, among others, those relating to breaches of obligations under the PPP Loans, including a failure to make payments, any bankruptcy or similar proceedings, and certain material effects on our ability to repay the PPP Loans. The PPP Loans mature two years following the dates of issuance (the “Maturity Dates”), bear interest at a rate of 1.00% per annum, and are subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

Beginning on the seventh month following the issuance dates, we are required to make 18 monthly payments of principal and interest. The PPP Loans may be prepaid at any time prior to maturity. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the dates of the first disbursement of the PPP Loans. The amount of the PPP Loans eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Loans will ultimately be forgiven by the SBA.

In order to apply for the PPP Loans, we were required to certify, among other things, that the current economic uncertainty made the PPP Loans request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loans, and that our receipt of the PPP Loans is consistent with the broad objectives of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation.

On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loans, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loans or it is otherwise determined that we were ineligible to receive the PPP Loans, we may be required to repay the PPP Loans in their entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to our reputation. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loans or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loans. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017)
3.2	Amended and Restated By-Laws (previously filed as Exhibit 3.4 to the Company’s Form 8-K, filed with the SEC on June 15, 2017)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018)
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on March 29, 2018)
10.1

Employment Agreement, dated February 17, 2020, by and between the Company and Mark Gibbens (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on February 21, 2020)

10.2	Note between Monroe Staffing Services, LLC and Newton Federal Bank, dated May 12, 2020. (previously filed as Exhibit 10 to the Company’s current report on Form 8-K filed with the SEC on May 15, 2020)
10.3

Note among Key Resources Inc., Lighthouse Placement Services, LLC, Staffing 360 Georgia, LLC and Newton Federal Bank, dated May 20, 2020 . (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 26, 2020)

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

± These exhibits are management contracts.

† In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 26, 2020	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 26, 2020	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Sharnika Viswakula
Sharnika Viswakula
Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)