Form 10-Q
period 2020-06-27
Staffing 360 Solutions, Inc.
filed 2020-08-11
CIK 1499717

AmrF

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

or

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

As of August 11, 2020, there were 9,322,563 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	June 27,	December 28,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$13,831	$1,196
Accounts receivable, net	22,640	26,604
Prepaid expenses and other current assets	1,486	842
Total Current Assets	37,957	28,642

Property and equipment, net	1,399	1,528
Intangible assets, net	17,896	19,511
Goodwill	27,500	31,049
Right of use asset - leases	4,173	4,888
Other assets	2,892	3,223
Total Assets	$91,817	$88,841
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$14,311	$16,577
Accounts receivable financing	14,941	19,374
Current debt - related party	35,599	37,780
Current portion of debt	912	676
Payable - related party	6,453	3,884
PPP Loans	6,465	—
Lease liabilities, current	1,620	1,797
Other current liabilities	4,056	3,907
Total Current Liabilities	84,357	83,995

PPP Loans, non current	12,930	—
Term loan	1,139	360
Lease liabilities, non current	2,601	3,183
Other long-term liabilities	2,728	1,670
Total Liabilities	103,755	89,208

Commitments and contingencies	—	—
Series E-1 Preferred Stock, 6,500 designated, $0.00001 par value, 1053 and 729 shares issued and outstanding as of June 27, 2020 and December 28, 2019, respectively	—	—

Stockholders' Deficit:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, $0.00001 par value, 1,039,380 and 1,663,008 shares issued and outstanding, as of June 27, 2020 and December 28, 2019, respectively	—	—
Series E Preferred Stock - Related Party, 13,000 designated, $0.00001 par value, 13,000 shares issued and outstanding as of June 27, 2020 and December 28, 2019	13	13
Common stock, $0.00001 par value, 40,000,000 shares authorized as of June 27, 2020 and December 28, 2019; 9,322,563 and 8,785,748 shares issued and outstanding, as of June 27, 2020 and December 28, 2019, respectively	1	1
Additional paid in capital	74,890	76,214
Accumulated other comprehensive income (loss)	455	(58)
Accumulated deficit	(87,297)	(76,537)
Total Stockholders' Deficit	(11,938)	(367)
Total Liabilities and Stockholders' Deficit	$91,817	$88,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q2 2020	Q2 2019	Q2 2020 YTD	Q2 2019 YTD
Revenue	$43,361	$73,495	$102,053	$147,324

Cost of Revenue, excluding depreciation and amortization stated below	35,807	61,403	83,851	123,114

Gross Profit	7,554	12,092	18,202	24,210

Operating Expenses:
Selling, general and administrative expenses	8,257	10,700	19,218	21,191
Impairment of goodwill	—	—	2,969	—
Depreciation and amortization	759	877	1,544	1,754
Total Operating Expenses	9,016	11,577	23,731	22,945

(Loss) Income From Operations	(1,462)	515	(5,529)	1,265

Other (Expenses) Income:
Interest expense and amortization of debt discount and deferred financing costs	(2,114)	(1,911)	(4,531)	(3,918)
Re-measurement loss on intercompany note	(115)	(368)	(790)	(17)
Gain on settlement of deferred consideration	—	—	—	847
Other (loss) income, net	(25)	(29)	(39)	257
Total Other Expenses, net	(2,254)	(2,308)	(5,360)	(2,831)

Loss Before Provision for Income Tax	(3,716)	(1,793)	(10,889)	(1,566)

(Provision for) Benefit from income taxes	(47)	322	129	324

Net Loss	(3,763)	(1,471)	(10,760)	(1,242)

Dividends - Series A Preferred Stock - related party	31	50	62	100
Dividends - Series E Preferred Stock - related party	1,168	390	1,558	780
Dividends - Series E-1 Preferred Stock - related party	185	182	367	364

Net Loss Attributable to Common Stock Holders	$(5,147)	$(2,093)	$(12,747)	$(2,486)

Basic and Diluted Loss per Share:

Net Loss Attributable to Common Stock Holders	$(0.59)	$(0.25)	$(1.47)	$(0.33)
Weighted Average Shares Outstanding – Basic and Diluted	8,689,265	8,337,066	8,662,213	7,625,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Q2 2020	Q2 2019	Q2 2020 YTD	Q2 2019 YTD
Net Loss	$(3,763)	$(1,471)	$(10,760)	$(1,242)

Other Comprehensive Loss
Foreign exchange translation adjustment	55	620	513	2
Comprehensive Loss Attributable to the Company	$(3,708)	$(851)	$(10,247)	$(1,240)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Deficit
	Series E-1		Series A		Series E		Common Stock
Balance December 28, 2019	729	$—	1,663,008	$—	13,000	$13	8,785,748	$1	$76,214	$(58)	$(76,537)	$(367)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	20,600	—	339	—	—	339
Share issuance to Jackson	—	—	—	—	—	—	500,000	—	324	—	—	324
Conversion of Series A to common shares	—	—	(623,628)	—	—	—	16,215	—	—	—	—	—
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(62)	—	—	(62)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(1,558)	—	—	(1,558)
Dividends - Series E-1 Preferred Stock - Related Party	324	—	—	—	—	—	—	—	(367)	—	—	(367)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	513	—	513
Net loss	—	—	—	—	—	—	—	—	—	—	(10,760)	(10,760)
Balance June 27, 2020	1,053	$—	1,039,380	$—	13,000	$13	9,322,563	$1	$74,890	$455	$(87,297)	$(11,938)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total Deficit
	Series E-1		Series A		Series E		Common Stock
Balance March 28, 2020	891	$—	1,039,380	$—	13,000	$13	9,107,563	$1	$76,028	$400	$(83,534)	$(7,092)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	15,000	—	166	—	—	166
Share issuance to Jackson	—	—	—	—	—	—	200,000	—	80	—	—	80
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(31)	—	—	(31)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(1,168)	—	—	(1,168)
Dividends - Series E-1 Preferred Stock - Related Party	162	—	—	—	—	—	—	—	(185)	—	—	(185)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	55	—	55
Net loss	—	—	—	—	—	—	—	—	—	—	(3,763)	(3,763)
Balance June 27, 2020	1,053	$—	1,039,380	$—	13,000	$13	9,322,563	$1	$74,890	$455	$(87,297)	$(11,938)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series E-1		Series A		Series E		Common Stock
Balance December 29, 2018	81	$—	1,663,008	$—	13,000	$13	5,326,068	$—	$73,772	$2,053	$(71,643)	4,195
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	17,200	—	423	—	—	423
Sale of common stock, net	—	—	—	—	—	—	2,902,680	1	3,924	—	—	3,925
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(100)	—	—	(100)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(780)	—	—	(780)
Dividends - Series E-1 Preferred Stock - Related Party	324	—	—	—	—	—	—	—	(364)	—	—	(364)
Dividends - Common Stockholders	—	—	—	—	—	—	—	—	(164)	—	—	(164)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	—	—	—	—	(1,242)	(1,242)
Balance June 29, 2019	405	$—	1,663,008	$—	13,000	$13	8,245,948	$1	$76,711	$2,055	$(72,885)	$5,895

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Equity
	Series E-1		Series A		Series E		Common Stock
Balance March 30, 2019	243	$—	1,663,008	$—	13,000	$13	8,234,348	$—	$77,232	$1,435	$(71,414)	7,266
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	11,600	—	224	—	—	224
Sale of common stock, net	—	—	—	—	—	—	—	1	(40)	—	—	(39)
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(50)	—	—	(50)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(390)	—	—	(390)
Dividends - Series E-1 Preferred Stock - Related Party	162	—	—	—	—	—	—	—	(182)	—	—	(182)
Dividends - Common Stockholders	—	—	—	—	—	—	—	—	(83)	—	—	(83)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	620	—	620
Net loss	—	—	—	—	—	—	—	—	—	—	(1,471)	(1,471)
Balance June 29, 2019	405	$—	1,663,008	$—	13,000	$13	8,245,948	$1	$76,711	$2,055	$(72,885)	$5,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q2 2020 YTD	Q2 2019 YTD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,760)	$(1,242)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,544	1,754
Amortization of debt discount and deferred financing costs	357	315
Stock based compensation	339	423
Impairment of goodwill	2,969	—
Gain on settlement of deferred consideration	—	(847)
Re-measurement loss on intercompany note	790	17
Changes in operating assets and liabilities:
Accounts receivable	(1,516)	(6,523)
Prepaid expenses and other current assets	(672)	(365)
Other assets	1,277	(454)
Accounts payable and accrued expenses	812	2,520
Interest payable - related party	(1,129)	(99)
Other current liabilities	151	(58)
Other long-term liabilities and other	497	274
NET CASH USED IN OPERATING ACTIVITIES	(5,341)	(4,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(178)	(344)
Collection of UK factoring facility deferred purchase price	5,098	7,398
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,920	7,054

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(164)	(348)
Proceeds from term loan	1,234	—
Repayment of term loan - related party	(2,538)	—
Proceeds from PPP loans	19,395	—
Repayments on accounts receivable financing, net	(4,322)	(4,691)
Dividends paid to related parties	(552)	(685)
Dividends paid on common stock	—	(164)
Proceeds from sale of common stock	—	4,914
Payments made for earn-outs	—	(2,573)
Third party financing costs	—	(990)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,053	(4,537)

NET INCREASE (DECREASE) IN CASH	12,632	(1,768)

Effect of exchange rates on cash	3	(2)

Cash - Beginning of period	1,196	3,181

Cash - End of period	$13,831	$1,411

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2019 which are included in the Company’s December 28, 2019 Form 10-K (“Fiscal 2019”), filed with the United States Securities and Exchange Commission on May 11, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended June 27, 2020 are not necessarily indicative of results for the entire year ending December 26, 2020. This report is for the period March 29, 2020 to June 27, 2020 (“Q2 2020”), December 29, 2019 to June 27, 2020 (“Q2 2020 YTD”), March 30, 2019 to June 29, 2019 (“Q2 2019”) and December 30, 2018 to June 29, 2019 (“Q2 2019 YTD”).

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the quarter ended June 27, 2020, the Company has an accumulated deficit of $87,297 and a working capital deficit of $46,400. At June 27, 2020, we had total debt of $57,186 and $13,831 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

Our note issued to Jackson Investment Group LLC (“Jackson”) exceeds our current cash balance and matures in September of 2020. Further, the note includes certain financial customary covenants and the Company has had instances, including as of the period ended June 27, 2020, of non-compliance. Management has historically been able to obtain from Jackson waivers of any non-compliance, including as of June 27, 2020, and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Due to substantial doubt about the Company’s ability to continue as a going concern as expressed in our Form 10-K filed with the United States Securities and Exchange Commission on May 11, 2020, the Company was not in compliance with its covenant with MidCap Funding X (“MidCap”) for the period ended December 28, 2019, as such amounts due are callable by the lender which exceed our current cash balance. On August 4, 2020, the Company received a notice from Midcap that they would currently not pursue available rights and remedies but reserve the right to do so at a later date. While the Company is currently exploring strategic initiatives, if maturity of the Midcap Facility cannot be extended beyond September 2020, this can impact our business.

Going concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company’s debt obligations and certain unsecured payments associated with historical acquisitions are due in the next 12 months, and the Company’s debt obligations with Jackson and MidCap may become due on demand due to certain covenant violations discussed above, which are in excess of cash and cash equivalents on hand. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time.

The Novel Coronavirus Disease 2019 (“COVID-19”), is impacting worldwide economic activity, and activity in the United States and the United Kingdom where the Company’s operations are based. The nature of work of the contractors the Company supports mostly are on the site of the Company’s clients.  As a result, the Company is subject to the plans and approaches of the Company’s clients to work during this period.  This includes whether they support remote working when they have decided to close their facilities.  To the extent that the Company’s clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, the Company would no longer generate revenue and profit from that client.  Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where the Company has seen declines of approximately 26% in revenues during the second quarter of 2020 as compared with the first quarter of 2020. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic may continue to affect our operation and to disrupt the marketplace in which we operate and may negatively impact our sales in fiscal year 2020 and the Company’s overall liquidity.

These factors combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic raise substantial doubt about the Company’s ability to continue as a going concern.

COVID-19

The full impact of the COVID-19 pandemic continues to evolve as of the date of this quarterly report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to generate revenues. Given the daily evolution of the COVID-19 pandemic, including new information which may emerge concerning the severity of COVID-19 and the global responses to curb its spread and to treat its impact, the Company is not able to estimate the duration of the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for fiscal year 2020, however the Company continues to take action to reduce the negative effects of the COVID-19 pandemic on its operations through various cost cutting initiatives including reductions to support personnel, temporary salary reductions, and elimination of other non-essential spend. Should the impact from the pandemic go on for an extended period of time, management has developed further plans to partially mitigate the impact of the pandemic.

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

On May 12, 2020, Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect subsidiary of the Company, entered into a note (the “May 12 Note”) with Newton Federal Bank (the “Bank”), pursuant to the PPP of the CARES Act administered by the U.S. Small Business Administration (“SBA”). The principal amount of the May 12 Note is $10,000.

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

On May 20, 2020, Key Resources Inc. (“KRI”), Lighthouse Placement Services, LLC (“LH”) and Staffing 360 Georgia, LLC (“SG”), each a wholly owned direct or indirect subsidiary of the Company, entered into the following notes, each dated May 20, 2020, with the Bank, pursuant to the PPP of the CARES Act administered by the SBA. KRI entered into a note (the “KRI Note”) for the principal amount of approximately $5,443, LH entered into a note (the “LH Note”) for the principal amount of approximately $1,890, and SG entered into a note (the “SG Note,” and, together with the KRI Note and LH Note, the “May 20 Notes”) for the principal amount of approximately $2,063. The combined total of the May 20 Notes is approximately $9,395.

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

Subject to any forgiveness under the PPP, each of the May 20 Notes mature two years following the date of issuance of the May 20 Notes and include a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers are required to make 18 monthly payments of principal and interest. Based upon these payment terms the Company has recognized $6,465 of the PPP loan as a short-term obligation and $12,930 as long term. The May 20 Notes may be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

The application for these funds required the Company to certify in good faith that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company made this good faith assertion based upon the adverse impact the COVID-19 pandemic had on our business and the degree of uncertainty introduced to the capital markets. While the Company has made this assertion in good faith based upon all available guidance, management will continue to assess their continued qualification if and when updated guidance is released by the Treasury Department.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 or less annually are reduced by more than 25%. The ultimate forgiveness of the PPP loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

Effective March 27, 2020, the Company is deferring Federal Insurance Contributions Act taxes under the CARES Act section 2302. Payment of these tax deferrals are delayed to December 31, 2021 and December 31, 2022.

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

The Company recognized an impairment with respect to its FirstPro Inc. (“FirstPro”) reporting unit of $2,969 during the quarter ended March 28, 2020. The impairment resulted from a continued decline in that reporting unit’s revenue which has lower margin than other reporting units and experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit. In Q2 2020, no additional triggering events and impairment was recognized. A reduction in the projected long-term

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

operating performance of these reporting units, market declines, changes in discount rates or other conditions could result in an impairment in the future.

Goodwill for this reporting unit should be considered at risk given the approximation of the estimated fair value to the carrying value of the respective reporting units. The remaining reporting units were not impaired during the quarter ended June 27, 2020 however, as of the impairment test performed during the first quarter of 2020, in the case of one reporting unit, the fair value exceeded the carrying value by approximately 13%. In the assumptions utilized by management, declines to revenue are expected in 2020 and then improve in future years with modest growth rates of between 0% to 2%. Further, management expects to recognize expense synergies in both reporting units as the Company continues to integrate recently acquired businesses. The assumed discount rate utilized in the income approach model was considered to be commensurate with the estimation uncertainty for these reporting units. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated in 2020 while failing to achieve growth in future periods an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of these reporting units, market declines, changes in discount rates or other conditions could result in an impairment in the future.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenues from Contracts with Customers”, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms and services offered vary by client.

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on time based basis. The contracts stipulate weekly or monthly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the time incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer may stipulate a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenues in Q2 2020 QTD was comprised of $41,978 of temporary contractor revenue and $1,383 of permanent placement revenues compared with $71,101 and $2,394 for Q2 2019 of temporary contractor revenue and permanent placement revenues, respectively. Revenue in Q2 2020 YTD was comprised of $97,974 of temporary contractor revenue and $4,079 of permanent placement revenue, compared with $142,099 and $5,225 for Q2 2019 YTD, respectively. Refer to Note 10 for further details on breakdown by segments.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, and tax audit settlements.  The effective income tax rate was (1.26)%, 20.50%, 1.15% and 20.65% for the period ending Q2 2020, Q2 2019, Q2 2020 YTD and Q2 2019 YTD, respectively.

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement loss of $115, $368, $790 and $17 in Q2 2020, Q2 2019, Q2 2020 YTD and Q2 2019 YTD, respectively, associated with its U.S dollar denominated intercompany note.

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

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share.”  Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A, Series E and Series E-1 Preferred Stockholders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For Q2 2020, Q2 2019, Q2 2020 YTD and Q2 2019 YTD, pursuant to the two-class method, as a result of the net loss attributable to common stock holders, losses were not allocated to the participating securities.

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock equivalents consist of common shares issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 27, 2020 and June 29, 2019 have not been included in the diluted earnings per share computations, as their inclusion would be anti dilutive due to the Company’s net loss as of June 27, 2020 and June 29, 2019:

	June 27,	June 29,
	2020	2019
Convertible preferred shares	7,964,732	7,590,585
Warrants	925,935	925,935
Restricted shares - unvested	412,815	512,010
Long term incentive plan (2019 LTIP)	355,000	375,000
Options	76,500	79,560
Total	9,734,982	9,483,090

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 4 – ACCOUNTS RECEIVABLE BASED FINANCING FACILITIES

HSBC Invoice Finance (UK) Ltd – Facility

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into an arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

On June 28, 2018, Clement May Limited (“CML”), the Company’s new subsidiary entered into an agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBS Butler, Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. The Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500. In July 2019, the aggregate Facility Limit was extended to £22,500 across all Borrowers.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

Midcap Funding Trust

On August 2, 2019, the Company amended the facility with Midcap to allow for additional borrowing against the unbilled receivables by $1,000 to a cap of $2,300 and extended the maturity of the facility to August 8, 2020. The Company recently received an extension on the MidCap Facility extending the maturity date to September 7, 2020. While the Company is currently exploring strategic initiatives, if maturity of the Midcap Facility cannot be extended beyond September 2020, this can impact our business. As of June 27, 2020 and December 28, 2019 approximately $13,007 and $17,298 are outstanding under this facility, respectively.

Due to substantial doubt about the Company’s ability to continue as a going concern as expressed in our Form 10-K filed with the United States Securities and Exchange Commission on May 11, 2020, the Company was not in compliance with its covenant with Midcap for the period ended December 28, 2019, as such amounts due are callable by the lender which exceed the Company’s current cash balance.  On August 4, 2020, the Company received a notice from Midcap that they would currently not pursue available rights and remedies but reserve the right to do so at a later date.

NOTE 5 – GOODWILL

The following table provides a roll forward of goodwill:

	June 27, 2020	December 28, 2019
Beginning balance, net	$31,049	$32,061
Accumulated impairment losses	(2,969)	-
Currency translation	(580)	(1,012)
Ending balance, net	$27,500	$31,049

The Company recognized an impairment with respect to its FirstPro reporting unit of $2,969 during the quarter ended March 28, 2020. The impairment resulted from a continued decline in that reporting unit’s revenue which has lower margin than other reporting units and experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit. No other reporting units were impaired in the quarter ended March 28, 2020, however, in the case of one reporting unit, the fair value exceeded the carrying value by approximately 13%. Goodwill for this reporting unit should be considered at risk given the approximation of the estimated fair value to the carrying value of the respective reporting units. In the assumptions utilized by

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

management, declines to revenue are expected in 2020 and then improve in future years with modest growth rates of between 0% to 2%. Further, management expects to recognize expense synergies in both reporting units as the Company continues to integrate recently acquired businesses. The assumed discount rate utilized in the income approach model was considered to be commensurate with the estimation uncertainty for these reporting units. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated in 2020 while failing to achieve growth in future periods an impairment to goodwill could be recorded and such amount could be material to the financial statements. In Q2 2020, no additional triggering events and impairment was recognized. A reduction in the projected long-term operating performance of these reporting units, market declines, changes in discount rates or other conditions could result in an impairment in the future.

NOTE 6 – DEBT

	June 27, 2020	December 28, 2019
Jackson Investment Group - related party	$35,740	$38,278
PPP Loans	19,395	-
HSBC Term Loan	2,051	1,035
Total Debt, Gross	57,186	39,313
Less: Debt Discount and Deferred Financing Costs	(141)	(497)
Total Debt, Net	57,045	38,816
Less: Non Current Portion	(14,069)	(360)
Total Current Debt, Net	$42,976	$38,456

Debt Exchange Agreement

On August 29, 2019, the Company entered into a Fourth Omnibus Amendment and Reaffirmation Agreement with Jackson, as lender, which, among other things, amends the Amended and Restated Note Purchase Agreement, dated as of September 15, 2017. Pursuant to this agreement, the Company agreed to issue and sell to Jackson a 18% Senior Secured Note due December 31, 2019 in the aggregate principal amount of $2,538. All accrued and unpaid interest on the outstanding principal balance of this term note will be due and payable monthly on the first day of each month, beginning on October 1, 2019. Pursuant to the terms of this term note, if this term note is not repaid by December 31, 2019, the Company will be required to issue 100,000 shares of its common stock to Jackson on a monthly basis until this term note is fully repaid, subject to certain exceptions to comply with Nasdaq listing standards. The Company has booked additional expense of $80 and $324 related to the issuances of 200,000 and 500,000 shares of common stock to Jackson for the period Q2 2020 and Q2 2020 YTD, respectively. The Company paid the $2,538 loan in full on May 28, 2020.

The term note includes certain financial customary covenants, including a leverage ratio covenant. As of June 27, 2020, the Company was not in compliance with all covenants. On August 10, 2020, the Company received a waiver from Jackson curing the non-compliance as of June 27, 2020 the past due interest payments that were due on January 1, 2020 and April 1, 2020. The Company’s debt obligation with Jackson is due on September 15, 2020.

HSBC Loan

On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time.  On May 15, 2020, the Company entered into a 3 year term loan with HSBC in the UK for £1,000.

NOTE 7 – LEASES

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of June 27, 2020, as a result of the adoption of ASC 842, we have recorded a right of use (“ROU”) lease asset of approximately $4,173 with a corresponding lease liability of approximately $4,221 based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Quantitative information regarding the Company’s leases for the period ended June 27, 2020 is as follows:

Lease Cost	Classification	Q2 2020 YTD
Operating lease cost	SG&A Expenses	890

Other information
Weighted average remaining lease term (years)	3.6
Weighted average discount rate	6.4%

Future Lease Payments
2020	$898
2021	1,446
2022	594
2023	329
2024	321
Thereafter	1,143
$4,731
Less: Imputed Interest	510
4,221

Leases - Current	1,620
Leases - Non Current	2,601

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

NOTE 8 – EQUITY

Common Stock

The Company issued the following shares of common stock during the six-month period ended June 27, 2020:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Jackson Investment Group	500,000	$324	$0.36	$0.92
Preferred Series A Conversion	16,215	-	-	-
Consultant	15,000	18	1.22	1.22
Board and Committee members	5,600	5	0.85	0.85
	536,815	$347

The Company issued the following shares of common stock during the six month period ended June 29, 2019:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Equity raise	2,902,680	$4,914	$1.65	$2.00
Consultants	6,000	9	1.56	1.56
Board and Committee members	11,200	19	1.58	1.79
	2,919,880	$4,942

Restricted Shares

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company has issued shares of restricted stock to employees and members of the board of directors (the “Board”) under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of June 27, 2020, the Company has issued a total of 412,815 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $72, $130, $166 and $275, for the periods ended Q2 2020, Q2 2019, Q2 2020 YTD and Q2 2019 YTD, respectively.

Stock Options

The Company recorded share-based payment expense of $6, $12, $13 and $36 for the periods ended Q2 2020, Q2 2019, Q2 2020 YTD and Q2 2019 YTD, respectively.

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

In the periods ended Q2 2020, Q2 2019, Q2 2020 YTD and Q2 2019 YTD, the Company paid $0, $50, $0 and $100, respectively, in dividends to its Series A Preferred Stockholders. On January 21, 2020, the Company converted the shares of Series A Preferred Stock awarded to Mr. Briand into 16,215 shares of common stock.   The Company has $62 and $0 of dividends payable to Series A Preferred Stockholders at the end of Q2 2020 YTD and Q2 2019 YTD.

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

On January 22, 2019, the Company completed a registered direct offering of 387,500 common stock that generated $775 in gross proceeds that were used for working capital purposes. On February 12, 2019, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to an underwriting agreement between the Company and the underwriter, dated as of February 8, 2019, the Company issued and sold 2,425,000 shares of its common stock, at a public offering price of $1.65 per share. Notwithstanding the terms of the Certificate of Designations for Series E Preferred Stock, Jackson, the holder our outstanding shares of Series E Preferred Stock, did not require us to use the proceeds from our recent offerings in excess of $3,000 to redeem outstanding shares of the Series E Preferred Stock.  Instead, we used such excess proceeds to make a terminal payment to the sellers of FirstPro. in final settlement of all deferred consideration due under our asset purchase agreement with such sellers.

As of June 27, 2020, 7,303,371 shares and 634,337 shares of common stock were issuable upon the potential conversion of Series E Preferred Stock and Series E-1 Preferred Stock, respectively. Due to the contingent nature of the cash redemption feature of the Series E-1 Preferred Stock, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company has approximately $1,915 of dividends payable to its holders of Series E Preferred Stock and Series E-1 Preferred Stock as of June 27, 2020. The Company paid $1,881 of this between June 30, 2020 and July 3, 2020.

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

The Company recorded share based expense of approximately $71, $72, $142 and $102 in Q2 2020, Q2 2019, Q2 2020 YTD and Q2 2019 YTD in connection with these awards.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Pursuant to the acquisition of Key Resources Inc. (“KRI”) on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 each on August 27, 2019 and August 27, 2020. The payment of the earnout consideration is contingent on KRI’s achievement of certain trailing gross profit amounts. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company shall pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019.  In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020 to February 27, 2020. The seller of KRI, Pamela D. Whitaker (“Whitaker”) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of June 27, 2020 and December 28, 2019, in February 2020, the Company filed an action against Whitaker for breach of contract which more than approximates the earnout consideration recognized. The Company paid interest of $40 during the period ended June 27, 2020. Refer to legal proceedings below for action filed against Whitaker, the former owner of KRI.

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

On June 29, 2020, Magistrate Judge Webster issued a Report and Recommendation on the pending motions, recommending that Defendants’ motion to dismiss be granted with regard to Defendants’ request to transfer the matter to the Southern District of New York, and denied in all other regards without prejudice to Defendants raising those arguments again in the new forum. Magistrate Judge Webster also recommended that Plaintiff’s motion to remand be denied and motion to amend be left to the discretion of the Southern District of New York.

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020.  Defendants responded on July 23, 2020.  A decision regarding Plaintiff’s objection, and whether the District Court will accept Magistrate Judge Webster’s recommendations on the motions remains pending.

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”).  The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement.  The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6 million.  On April 28, 2020, Whitaker filed a motion to dismiss the New York Action.  On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss.  On July 9, 2020 Whitaker filed reply papers in further support of the motion. The parties await decision from the court on Whitaker’s motion.

The Company intends to vigorously contest Whitaker’s claims in the North Carolina Action and pursue its claims in the New York Action.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 10 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q2 2020	Q2 2019	Q2 2020 YTD	Q2 2019 YTD
Commercial Staffing - US	$22,540	$32,553	$51,284	$62,638
Professional Staffing - US	5,929	9,481	14,590	19,061
Professional Staffing - UK	14,892	31,461	36,179	65,625
Total Revenue	$43,361	$73,495	$102,053	$147,324

Commercial Staffing - US	$3,616	$5,085	$7,910	$9,715
Professional Staffing - US	1,853	3,491	4,933	7,205
Professional Staffing - UK	2,085	3,516	5,359	7,290
Total Gross Profit	$7,554	$12,092	$18,202	$24,210

Selling, general and administrative expenses	$(8,257)	$(10,700)	$(19,218)	$(21,191)
Depreciation and amortization	(759)	(877)	(1,544)	(1,754)
Impairment of goodwill	—	—	(2,969)	—
Interest expense and amortization of debt discount and deferred financing costs	(2,114)	(1,911)	(4,531)	(3,918)
Re-measurement loss on intercompany note	(115)	(368)	(790)	(17)
Gain on settlement of deferred consideration	—	—	—	847
Other (loss) income, net	(25)	(29)	(39)	257
Loss Before Provision for Income Tax	$(3,716)	$(1,793)	$(10,889)	$(1,566)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Q2 2020
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$64	$631	$688	$1,383
Temporary Revenue	22,476	5,298	14,204	41,978
Total	$22,540	$5,929	$14,892	$43,361

	Q2 2019
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$32	$1,596	$766	$2,394
Temporary Revenue	32,521	7,885	30,695	71,101
Total	$32,553	$9,481	$31,461	$73,495

	Q2 2020 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$110	$2,075	$1,894	$4,079
Temporary Revenue	51,174	12,515	34,285	97,974
Total	$51,284	$14,590	$36,179	$102,053

	Q2 2019 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$97	$3,477	$1,651	$5,225
Temporary Revenue	62,541	15,584	63,974	142,099
Total	$62,638	$19,061	$65,625	$147,324

As of June 27, 2020 and December 29, 2018, the Company has assets in the U.S., the U.K. and Canada as follows:

	June 27, 2020	December 28,
	2020	2019
United States	$78,629	$74,671
United Kingdom	13,188	14,170
Total Assets	$91,817	$88,841

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

In addition to the shares of Series E and Series E-1 Preferred Stock and notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

The Company had the following activity with its Board and Committee Members:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	Q2 2020				Q2 2019
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	—	—	$6	$19	1,400	$2	$7
Jeff Grout	19	—	—	6	19	1,400	2	7
Nick Florio	19	—	—	6	19	1,400	2	7
Alicia Barker	—	—	—	2	—	1,400	2	2

	$57	-	$—	$20	$57	5,600	$8	$23

	Q2 2020 YTD				Q2 2019 YTD
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$38	1,400	$1	$11	$38	2,800	$5	$15
Jeff Grout	38	1,400	1	11	38	2,800	5	15
Nick Florio	38	1,400	1	11	38	2,800	5	15
Alicia Barker		1,400	1	3	-	2,800	5	2
	$114	5,600	$4	$36	$114	11,200	$20	$47

The Briand Separation Agreement

Matthew Briand, the Company’s former employee, board member and officer, resigned from his positions with the Company and subsidiaries. The Company entered into an agreement (the “Briand Separation Agreement”) with Mr. Briand dated December 21, 2017, with an effective date (“Separation Date”) of January 31, 2018, pursuant to which Mr. Briand may provide advisory services, if requested by the Company, through the effective date. The Company paid approximately $0, and $190 in the periods ended June 27, 2020 and June 29, 2019, respectively, to Mr. Briand under his separation agreement.

The Faiman Separation Agreement

On September 11, 2019, David Faiman, the Company’s former Chief Financial Officer, and the Company entered into an agreement whereby Mr. Faiman agreed to transition his position and responsibilities with the Company (“Faiman Separation Agreement”), and Mr. Faiman’s Employment Agreement, dated February 5, 2016, was terminated. The Company had recognized approximately $190 in severance costs related to Mr. Faiman during the fiscal year ended December 28, 2019 and has paid $170 during the period ended June 27, 2020.

The Gibbens Separation

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q2 2020 YTD	Q2 2019 YTD
Cash paid for:
Interest	$2,629	$3,360
Income taxes	—	98

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$4,296	$3,585
Shares issued to Jackson Investment Group	324	—
Dividends accrued to related parties	1,977	—
Shares issued in connection with acquisition of business	—	21

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

NASDAQ Minimum Bid Price Requirement

On January 24, 2020, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between December 10, 2019, through January 23, 2020, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until July 22, 2020 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On June 30, 2020, the Company received a letter from the Nasdaq, indicating that the Company gained compliance pursuant to Nasdaq Listing Rule 5550(a)(2).

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

NASDAQ Minimum Stockholders’ Equity Requirement

On June 3, 2020, the Company received a letter from the Nasdaq notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500. Further, as of June 9, 2020, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Nasdaq provided the Company with 45 calendar days, or until July 20, 2020, to submit a plan to regain compliance with the minimum stockholders’ equity standard. The Company filed its plan on July 20, 2020 and is pending a response from Nasdaq. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notification letter to regain compliance. If the Company’s plan to regain compliance is not accepted, or if it is accepted and the Company does not regain compliance in the timeframe required by Nasdaq, the Nasdaq staff could provide notice that the Company’s common stock is subject to delisting.

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

For six-month periods ended June 27, 2020 and June 29, 2019

	Q2 2020 YTD	% of Revenue	Q2 2019 YTD	% of Revenue	Growth
Revenue	$102,053	100.0%	$147,324	100.0%	(30.7)%
Cost of revenue	83,851	82.2%	123,114	83.6%	(31.9)%
Gross profit	18,202	17.8%	24,210	16.4%	(24.8)%
Operating expenses	23,731	23.3%	22,945	15.6%	3.4%
(Loss) Income from operations	(5,529)	(5.4)%	1,265	0.9%	(537.1)%
Other expenses	(5,360)	(5.3)%	(2,831)	(1.9)%	89.3%
Benefit from income taxes	129	0.1%	324	0.2%	(60.2)%
Net Loss	$(10,760)	(10.5)%	$(1,242)	(0.8)%	766.3%

Revenue

For Q2 2020 YTD, revenue decreased by 30.7% to $102,053, as compared with $147,324, for Q2 2019 YTD. The decline was driven by $883 of unfavorable foreign currency translation and $44,388 of organic decline primarily resulting from impact from COVID-19.  Within organic decline, temporary contractor revenue declined $43,289 and permanent placement declined $1,099.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Revenue in Q2 2020 YTD was comprised of $97,973 of temporary contractor revenue and $4,079 of permanent placement revenue, compared with $142,099 and $5,225 for Q2 2019 YTD, respectively.

Cost of revenue

Cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q2 2020 YTD, cost of revenue was $83,851, a decrease of 31.9% from $123,114 in Q2 2019 YTD, compared with revenue decline of 30.7%. The decline was driven by $752 of unfavorable foreign currency translation and $38,510 of organic decline.

Gross profit

Gross profit for Q2 2020 YTD was $18,202, a decreased of 24.8% compared with $24,210 in Q2 2019 YTD primarily driven by organic decline primarily resulting from impact from COVID-19.

Operating expenses

Operating expenses for Q2 2020 YTD were $23,731, an increase of 3.4% as compared with $22,975 for Q2 2019 YTD.  The increase in operating expenses was driven by primarily by a goodwill impairment charge at the FirstPro, Inc. (“FirstPro”) reporting unit of $2,969. Excluding the impairment of goodwill charge at FirstPro, operating expenses declined by 9.5%.

Other Expenses

Other expenses for Q2 2020 YTD was $5,360, an increase of 89.3% from $2,831 in Q2 2019 YTD. The increase was mainly driven higher interest expense and amortization of deferred financing costs in Q2 2020 YTD compared with Q2 2019 YTD of approximately $613, losses from remeasuring the Company’s intercompany note in Q2 2020 YTD of $790 compared with gains from remeasuring the Company’s intercompany note in Q2 2019 YTD of $17. In addition, in Q2 2019 YTD, the Company had gain on settlement of deferred consideration of $847 and other income of $286.

For three-month periods ended June 27, 2020 and June 29, 2019

	Q2 2020	% of Revenue	Q2 2019	% of Revenue	Growth
Revenue	$43,361	100.0%	$73,495	100.0%	(41.0)%
Direct cost of revenue	35,807	82.6%	61,403	83.5%	(41.7)%
Gross profit	7,554	17.4%	12,092	16.5%	(37.5)%
Operating expenses	9,016	20.8%	11,577	15.8%	(22.1)%
Income from operations	(1,462)	(3.4)%	515	0.7%	(383.9)%
Other expenses	(2,254)	(5.2)%	(2,308)	(3.1)%	(2.3)%
(Provision for) Benefit from income taxes	(47)	(0.1)%	322	0.4%	(114.6)%
Net Loss	$(3,763)	(8.7)%	$(1,471)	(2.0)%	155.8%

Revenue

For Q2 2020, revenue decreased by 41% to $43,361, as compared with $73,495, for Q2 2019. The decline was driven by $751 of unfavorable foreign currency translation and $29,383 of organic decline.  Within organic decline, primarily resulting from impact from COVID-19, temporary contractor revenue declined $28,413 and permanent placement declined $971.

Revenue in Q2 2020 was comprised of $41,978 of temporary contractor revenue and $1,383 of permanent placement revenue, compared with $71,101 and $2,394 for Q2 2019, respectively.

Cost of revenue

Cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q2 2020, cost of revenue was $35,807, a decrease of 41.7% from $61,403 in Q2 2019 in line with the revenue decline of 41%. The decline was driven by $639 of unfavorable foreign currency translation and $24,955 of organic decline.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Gross profit

Gross profit for Q2 2020 was $7,554, a decreased of 37.5% compared with $12,092 in Q2 2019 primarily driven by organic decline, primarily resulting from impact from COVID-19.

Operating expenses

Operating expenses for Q2 2020 were $9,016, a decrease of 22.1% as compared with $11,577 for Q2 2019.  The decrease in operating expenses was driven by primarily decrease in salaries and wages and reduction in non-recurring costs, legal, and other costs associated with refinancing/acquisitions efforts.

Other Expenses

Other expenses for Q2 2020 was $2,254, a decrease of 2.3% from $2,308 in Q2 2019. The marginal decrease was mainly driven by loss from remeasuring the Company’s intercompany note in Q2 2020 of $115 compared with higher loss from remeasuring the Company’s intercompany note in Q2 2019 of $368; offset by lower interest expense and amortization of deferred financing costs in Q2 2020 by $203 as compared with Q2 2019.

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

The following table details Revenue and Gross Profit by Sector:

	Q2 2020	Mix	Q2 2019	Mix	Q2 2020 YTD	Mix	Q2 2019 YTD	Mix
Commercial Staffing - US	$22,540	52%	$32,553	44%	$51,284	50%	$62,638	43%
Professional Staffing - US	5,929	14%	9,481	13%	14,590	14%	19,061	13%
Professional Staffing - UK	14,892	34%	31,461	43%	36,179	36%	65,625	44%
Total Revenue	$43,361		$73,495		$102,053		$147,324

Commercial Staffing - US	$3,616	48%	$5,085	42%	$7,910	43%	$9,715	40%
Professional Staffing - US	1,853	25%	3,491	29%	4,933	27%	7,205	30%
Professional Staffing - UK	2,085	28%	3,516	28%	5,359	29%	7,290	30%
Total Gross Profit	$7,554		$12,092		$18,202		$24,210

Commercial Staffing - US	16.0%		15.6%		15.4%		15.5%
Professional Staffing - US	31.3%		36.8%		33.8%		37.8%
Professional Staffing - UK	14.0%		11.2%		14.8%		11.1%
Total Gross Margin	17.4%		16.5%		17.8%		16.4%

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

	Q2 2020	Q2 2019	Q2 2020 YTD	Q2 2019 YTD	Trailing Twelve Months Q2 2020	Trailing Twelve Months Q2 2019
Net loss	$(3,763)	$(1,471)	$(10,760)	$(1,242)	$(14,412)	$(4,628)

Interest expense and amortization of debt discount and deferred financing costs	2,114	1,911	4,531	3,918	9,097	8,741
(Provision for) Benefit from income taxes	47	(322)	(129)	(324)	(140)	(221)
Depreciation and amortization	759	877	1,544	1,754	3,160	3,368
EBITDA	$(843)	$995	$(4,814)	$4,106	$(2,295)	$7,260

Acquisition, capital raising, restructuring charges and other non-recurring expenses (1)	1,061	742	2,400	953	6,393	2,233
Other non-cash charges (2)	163	225	346	422	764	860
Re-measurement (loss) income on intercompany note	115	368	790	17	390	557
Deferred consideration settlement	—	—	—	(847)	(1,077)	(847)
Impairment of goodwill	—	—	2,969	—	2,969	—
Other loss (income)	25	29	39	(257)	(30)	(414)
Adjusted EBITDA	$521	$2,359	$1,730	$4,394	$7,114	$9,649

Trailing Twelve Months ("TTM") Adjusted EBITDA	$7,114	$17,153	$7,114	$17,153	$7,114	$9,649

Pre-Acquisition Adjusted EBITDA (3)					—	$324

Pro Forma TTM Adjusted EBITDA (4)					$7,114	$9,973

Adjusted Gross Profit TTM (5)					$42,301	$49,051

TTM Adjusted EBITDA as percentage of adjusted gross profit TTM					16.8%	19.7%

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

	Twelve Months Ended
	June 27, 2020	29-Jun-19
Adjusted Gross Profit - TTM (Current Period)	$42,301	$49,051
Adjusted Gross Profit - TTM (Prior Period)	49,051	44,954
Adjusted Gross Profit - (Decline) Growth	$(6,750)	$4,097

Adjusted EBITDA - TTM (Current Period)	$7,114	$17,153
Adjusted EBITDA - TTM (Prior Period)	17,153	8,577
Adjusted EBITDA - (Decline) Growth	$(10,039)	$8,576

Operating Leverage	-148.7%	209.3%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service its debt prospectively.

	June 27, 2020	December 28, 2019
Total Debt, Net	$57,045	$38,816
Addback: Total Debt Discount and Deferred Financing Costs	141	497
Total Term Debt	$57,186	$39,313

TTM Adjusted EBITDA	$7,114	$9,778

Pro Forma TTM Adjusted EBITDA	$7,114	$9,778

Pro Forma Leverage Ratio	8x	4x

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q2 2020 YTD	Q2 2019 YTD
Net cash used in operating activities	$(5,341)	$(4,285)

Collection of UK factoring facility deferred purchase price	5,098	7,398

Repayments on accounts receivable financing	(4,322)	(4,691)

Net cash used in operating activities including proceeds from accounts receivable financing	$(4,566)	$(1,578)

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

As of and for the three-month period ended June 27, 2020, the Company had a working capital deficiency of $46,400 and accumulated deficit of $87,297, and a net loss of $10,760.

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has unsecured payments due in the next 12 months associated with historical acquisitions and secured current debt arrangements which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. Although the Company has raised an aggregate of approximately $19,395 through PPP loans, if the Company is unable to obtain additional capital, such unsecured payments may not be made on time. Additionally, with the continuation of the COVID-19 pandemic, there is further uncertainty related to our future revenues, gross profit and cash flows.

The COVID-19, is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients.  As a result, we are subject to the plans and approaches of our clients to work during this period.  This includes whether they support remote working when they have decided to close their facilities.  To the extent that our clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, we would no longer generate revenue and profit from that client.  Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where we have seen declines in revenues during Q2 2020. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

in COVID-19 cases. Therefore, the COVID-19 pandemic may continue to affect our operation and to disrupt the marketplace in which we operate and may negatively impact our sales in fiscal year 2020 and the Company’s overall liquidity.

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

Operating activities

For Q2 2020 YTD, net cash used in operations of $5,341 was primarily attributable to net loss of $10,760 and changes in operating assets and liabilities totaling $600 offset by non-cash adjustments of $5,999. Changes in operating assets and liabilities primarily relates to an decrease in accounts receivable of $1,516, increase in payable to related parties of $1,129, decrease in prepaid expenses and other current assets of $672, offset by increase in other assets of $1,277, increase in accounts payable and accrued expenses of $812, increase in current liabilities of $151 and increase in long term liabilities and other of $497. Total non-cash adjustments of $5,999 primarily includes impairment of goodwill of $2,969, depreciation and amortization of intangible assets of $1,544, stock-based compensation of $339, amortization of debt discounts and deferred financing of $357 and foreign currency re-measurement loss on intercompany loan of $790.

For Q2 2019, net cash used in operations of $4,285 was primarily attributable changes in operating assets and liabilities totaling $4,705, non-cash adjustments of $1,662 and net loss of $1,242. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $6,523, increase in prepaid expenses and other current assets of $365, increase other assets of $454, decrease in interest payable to related parties of $99, decrease in current liabilities of $58; offset by increase in accounts payable and accrued expenses of $2,520 and increase in other long term liabilities and other of $275. Total non-cash adjustments of $1,662 primarily includes depreciation and amortization of intangible assets of $1,754, stock based compensation of $423, amortization of debt discounts and deferred financing of $315, foreign currency re-measurement on intercompany loan of $17; offset by gain from settlement of the FirstPro deferred consideration of $847.

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

Investing activities

For Q2 2020 YTD, net cash flows provided by investing activities was $4,920, $5,098 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $178.

For Q2 2019, net cash flows provided by investing activities was $7,054, $7,398 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $344.

Financing activities

For Q2 2020 YTD, net cash flows provided by financing activities totaled $13,053 primarily due to proceeds from PPP loans of $19,395, proceeds from HSBC term loan of $1,234 offset by repayments of $4,322 on accounts receivable financing, net, repayment of term loan with Jackson of $2,538, dividends paid to Jackson of $552 and repayment on HSBC loan of $164.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our system of internal control over financial reporting occurred during the period ended June 27, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 29, 2020, Magistrate Judge Webster issued a Report and Recommendation on the pending motions, recommending that Defendants’ motion to dismiss be granted with regard to Defendants’ request to transfer the matter to the Southern District of New York, and denied in all other regards without prejudice to Defendants raising those arguments again in the new forum. Magistrate Judge Webster also recommended that Plaintiff’s motion to remand be denied and motion to amend be left to the discretion of the Southern District of New York.

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020.  Defendants responded on July 23, 2020.  A decision regarding Plaintiff’s objection, and whether the District Court will accept Magistrate Judge Webster’s recommendations on the motions remains pending.

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”).  The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement.  The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6 million.  On April 28, 2020, Whitaker filed a motion to dismiss the New York Action.  On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss.  On July 9, 2020 Whitaker filed reply papers in further support of the motion. The parties await decision from the court on Whitaker’s motion.

The Company intends to vigorously contest Whitaker’s claims in the North Carolina Action and pursue its claims in the New York Action.

Item 1A. Risk Factors.

Except as otherwise set forth below, there have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, and our Quarterly Report for the fiscal quarter ended June 27, 2020.

The recent COVID-19 outbreak may adversely affect our business.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures. On March 12, 2020, the WHO declared COVID-19 to be a pandemic, and efforts to contain the spread of COVID-19 have intensified. The COVID-19 pandemic is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients.  As a result, we are subject to the plans and approaches of our clients have made to address the COVID-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees.  To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. Moreover, developments such as social distancing and shelter-in-place directives have impacted our ability to deploy our staffing workforce effectively, thereby impacting contracts with customers in our commercial staffing and professional staffing business streams, where we have seen declines in revenues during the Q2 2020. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic may continue to affect our operation and to disrupt the marketplace in which we operate and may negatively impact our sales in fiscal year 2020 and the Company’s overall liquidity.

While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, the pandemic has resulted in significant disruptions in the general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months.. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise need capital through the sale of our securities or refinancing any of our debt facilities. If we are unsuccessful in raising capital in the future, we may need to reduce activities, curtail or cease operations.

In addition, a significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

A low trading price could lead NASDAQ to take actions toward delisting our common stock, including immediately delisting of our common stock.

On January 24, 2020, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between December 10, 2019, through January 23, 2020, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2).

Although on June 30, 2020, we received a written notice from Nasdaq informing us that we have regained compliance with Rule 5550(a)(2), if we are again determined to be below the minimum closing bid price requirement, Nasdaq will then take the appropriate action, which depending on the circumstances, may include delisting proceedings. There can be no assurance that the market price of our common stock will remain above the levels viewed as abnormally low for a substantial period of time. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock to fall below the levels viewed as low selling price for a substantial period of time and may be delisted from trading on the Nasdaq Stock Market.

NASDAQ has listing requirement of a minimum stockholders’ equity requirement of $2,500,000. If we fail to maintain stockholders’ equity of at least $2,500,000 within any provided cure period, our common stock may be involuntarily delisted from NASDAQ.

On June 3, 2020, we received a letter from the Listing Qualifications Department of The Nasdaq Capital Market (the “Nasdaq”) notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500. Further, as of June 9, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

Nasdaq provided us with 45 calendar days, or until July 20, 2020, to submit a plan to regain compliance with the minimum stockholders’ equity standard. The Company submitted a plan on July 20, 2020 and waiting to hear back from Nasdaq. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notification letter to regain compliance. If our plan to regain compliance is not accepted, or if it is accepted and we do not regain compliance in the timeframe required by Nasdaq, the Nasdaq staff could provide notice that our common stock is subject to delisting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the terms of the note issued pursuant a certain Amended and Restated Note Purchase Agreement, dated as of September 15, 2017, among us, certain of our subsidiaries and Jackson Investment Group LLC, as amended, we were required to issue 100,000 shares of our common stock to Jackson Investment Group LLC on a monthly basis until the term note was fully repaid, subject to certain exceptions to comply with Nasdaq listing standards. We issued 200,000 shares of common stock to Jackson Investment Group LLC for the period ended June 27, 2020. The shares of common stock were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D (Rule 506) under the Securities Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017)
3.2	Amended and Restated By-Laws (previously filed as Exhibit 3.4 to the Company’s Form 8-K, filed with the SEC on June 15, 2017)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018)
3.3	Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on March 29, 2018)
10.1	Note between Monroe Staffing Services, LLC and Newton Federal Bank, dated May 12, 2020. (previously filed as Exhibit 10 to the Company’s current report on Form 8-K filed with the SEC on May 15, 2020)
10.2

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

Date: August 11, 2020	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 11, 2020	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Sharnika Viswakula
Sharnika Viswakula
Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)