Form 10-K/A
period 2019-12-28
Staffing 360 Solutions, Inc.
filed 2020-10-26
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $9,198,756. based on the closing price (last sale of the day) for the registrant’s common stock on the Nasdaq exchange on June 28, 2019of $1.56 per share.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

 As of May 11, 2020, 9,307,563 shares of common stock, $0.00001 par value, were outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Staffing 360 Solutions, Inc. (the “Company”) for the year ended December 28, 2019 as filed with the Securities and Exchange Commission on May 11, 2020 (the “Original Form 10-K”) is being filed to replace the consent of BDO USA, LLP, the Company’s independent registered public accounting firm, previously filed as Exhibit 23.1 to the Original Form 10-K to correctly reflect the references to the registration statements, which incorporate by reference the financial statements included in the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 2 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements

No financial statements are filed with this Amendment No. 2. These items were included as part of the Original Form 10-K.

(2)	Financial Statements Schedule

None.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (1)
2.2	Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, FirstPro Inc., Firstpro Georgia LLC, April F. Nagel and Philip Nagel (2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (6)
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (7)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (8)
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (9)
3.8	Certificate of Designation of Series E Convertible Preferred Stock (10)
3.9	Certificate of Correction to the Certificate of Designation of Series E Convertible Preferred Stock (11)
3.10	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7, 2019 (12)
4.1	Subordinated Secured Note issued to Jackson Investment Group LLC (13)
4.2	Warrant issued to Jackson Investment Group LLC (14)
4.3	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (15)
4.4	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (16)
4.5*	Description of Securities
10.1	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (17)
10.2	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (18)
10.3±	2014 Equity Compensation Plan (19)
10.4

Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE, Inc. and Monroe Staffing Services, LLC, as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (20)

10.5	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE PRS, Inc., as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (21)
10.6±	Employment Agreement, dated July 8, 2015, by and between Alison Fogel and Lighthouse Placement Services, LLC (22)
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

10.9±	2015 Omnibus Incentive Plan (25)
10.10±	2016 Omnibus Incentive Plan (26)
10.11±	2016 Long Term Incentive Plan (27)
10.12	Warrant Agreement, dated January 25, 2017, by and among the Company and Jackson Investment Group LLC (28)
10.13	Security Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (29)
10.14	Pledge Agreement, dated January 25, 2017 by and the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (30)
10.15	Subordination Agreement, dated January 25, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and the U.S. Subsidiary Guarantors (31)
10.16	Amended Warrant Agreement, dated March 14, 2017, between the Company and Jackson Investment Group LLC (32)
10.17	Amended Purchase Agreement, dated April 5, 2017, by and among the Company, Jackson Investment Group LLC and certain subsidiaries of the Company (33)
10.18	Second Amendment, dated April 5, 2017, by and among the Company and Jackson Investment Group LLC (34)
10.19	Amended Subordination Agreement, dated April 5, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (35)
10.20	Second Amended Purchase Agreement, dated August 2, 2017, by and among the Company, Jackson Investment Group, LLC and certain subsidiaries of the Company (36)
10.21	Second Amended Subordination Agreement, dated August 2, 2017, by and among Midcap Funding X Trust, Jackson Investment Group, LLC, the Company and certain subsidiaries of the Company (37)
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

10.34	First Omnibus Amendment, Joinder and Reaffirmation Agreement, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (50)

10.35	12% Senior Secured Note, due September 15, 2020, issued on August 27, 2018, to Jackson Investment Group, LLC (51)
10.36	First Amendment to Intercreditor Agreement, dated August 27, 2018, by and among Jackson Investment Group, LLC, the Company, certain subsidiaries of the Company, and MidCap Funding X Trust. (52)
10.37	Fifth Amended and Restated Revolving Loan Note, by and among certain subsidiaries of the Company and MidCap Funding X Trust (53)
10.38	Debt Exchange Agreement, dated November 15, 2018, by and between the Company and Jackson Investment Group LLC (54)
10.39	Second Omnibus Amendment, Joinder and Reaffirmation Agreement, dated November 15, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (55)
10.40	Amended and Restated 12% Senior Secured Note, due September 15, 2020, issued on November 15, 2018, to Jackson Investment Group, LLC (56)
10.41	Amendment No. 2 to Amended and Restated Warrant Agreement, dated November 15, 2018, between the Company and Jackson Investment Group, LLC (57)
10.42	Form of Securities Purchase Agreement, dated January 22, 2019, by and between the Company and the Purchaser signatory thereto (58)
10.43	Placement Agency Agreement dated January 22, 2019, between the Company and ThinkEquity (59)
10.44±	Employment Agreement with Alicia Barker dated June 19, 2018 (60)
10.45±	Severance Agreement with Christopher Lutzo (61)
10.46	Waiver Agreement - Series A Preferred Stock (62)
10.47	First Amendment to 2016 Omnibus Incentive Plan (63)
10.48	Amendment No. 11 to the Credit Agreement dated February 7, 2019 by and among Midcap Funding X Trust, the Company and certain subsidiaries of the Company (64)
10.49	Third Omnibus Amendment and Reaffirmation Agreement dated February 7, 2019, by and among Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (65)
10.50	Underwriting Agreement, dated February 8, 2019, between the Company and ThinkEquity (66)
10.51	Amendment Agreement, dated February 27, 2019, by and among Staffing 360 Georgia, LLC, Firstpro, Inc., Firstpro Georgia, LLC, April F. Nagel and Philip Nagel (67)
10.52	Securities Purchase Agreement, dated July 29, 2019, by and between Staffing 360 Solutions, Inc. and the purchaser signatory thereto (68)
10.53	Placement Agency Agreement, dated July 29, 2019, by and between the Company and ThinkEquity (69)
10.54	Fourth Omnibus Amendment and Reaffirmation Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company and Jackson Investment Group, LLC (70)
10.55	18% Senior Secured Note, due December 31, 2019, issued on August 29, 2019, to Jackson Investment Group, LLC (71)
10.56	Third Amendment to Intercreditor Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company, Jackson Investment Group, LLC and MidCap Funding X Trust (72)
10.57	Amendment Agreement, dated as of September 11, 2019, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker (73)
10.58±	General Release and Severance Agreement, dated as of September 11, 2019, by and between Staffing 360 Solutions, Inc. and David Faiman (74)
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Original Form 10-K.
**	Filed herewith.
±	Management contract or compensatory plan or arrangement.

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

STAFFING 360 SOLUTIONS, INC.

Date: October 26, 2020	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2020	By:	/s/ Sharnika Viswakula
Sharnika Viswakula SVP, Corporate Controller (Principal Financial Officer and Principal Accounting Officer)