Form 10-Q
period 2020-09-26
Staffing 360 Solutions, Inc.
filed 2020-11-10
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2020, there were 9,644,363 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 26, 2020 (unaudited) and December 28, 2019	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2020 and September 28, 2019	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 26, 2020 and September 28, 2019	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 26, 2020 and September 28, 2019	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2020 and September 28, 2019	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	40

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	41
Item 1A	Risk Factors	41
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3	Defaults Upon Senior Securities	45
Item 4	Mine Safety Disclosures	45
Item 5	Other Information	45
Item 6	Exhibits	46

Signatures		48

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	September 26,	December 28,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,370	$1,196
Restricted cash	3,300	—
Accounts receivable, net	23,535	26,604
Prepaid expenses and other current assets	1,234	842
Total Current Assets	35,439	28,642

Property and equipment, net	1,218	1,528
Intangible assets, net	16,173	19,511
Goodwill	26,277	31,049
Right of use asset - leases	3,310	4,888
Other assets	2,884	3,223
Total Assets	$85,301	$88,841
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$14,427	$16,577
Accounts receivable financing	14,322	19,374
Current debt - related party	3,000	37,780
Current portion of debt	1,084	676
Payable - related party	2,980	3,884
PPP Loans	10,775	—
Lease liabilities, current	1,194	1,797
Other current liabilities	4,097	3,907
Total Current Liabilities	51,879	83,995

Long-term debt - related party	32,708	—
Long-term debt	1,034	—
PPP Loans, non current	8,620	—
Term loan	—	360
Lease liabilities, non current	2,147	3,183
Other long-term liabilities	4,258	1,670
Total Liabilities	100,646	89,208

Commitments and contingencies	—	—
Series E-1 Preferred Stock - Related Party, 6,500 designated, $0.00001 par value, 1,219 and 729 shares issued and outstanding as of September 26, 2020 and December 28, 2019, respectively	—	—

Stockholders' Deficit:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, $0.00001 par value, 1,039,380 and 1,663,008 shares issued and outstanding, as of September 26, 2020 and December 28, 2019, respectively	—	—
Series E Preferred Stock - Related Party, 13,000 designated, $0.00001 par value, 13,000 shares issued and outstanding as of September 26, 2020 and December 28, 2019	13	13
Common stock, $0.00001 par value, 40,000,000 shares authorized as of September 26, 2020 and December 28, 2019; 9,333,763 and 8,785,748 shares issued and outstanding, as of September 26, 2020 and December 28, 2019, respectively	1	1
Additional paid in capital	74,293	76,214
Accumulated other comprehensive income (loss)	286	(58)
Accumulated deficit	(89,938)	(76,537)
Total Stockholders' Deficit	(15,345)	(367)
Total Liabilities and Stockholders' Deficit	$85,301	$88,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q3 2020	Q3 2019	Q3 2020 YTD	Q3 2019 YTD
Revenue	$48,640	$67,320	$150,693	$214,644

Cost of Revenue, excluding depreciation and amortization stated below	40,317	54,835	124,168	177,949

Gross Profit	8,323	12,485	26,525	36,695

Operating Expenses:
Selling, general and administrative expenses	9,391	11,361	28,609	32,552
Impairment of goodwill	—	—	2,969	—
Depreciation and amortization	768	867	2,312	2,621
Total Operating Expenses	10,159	12,228	33,890	35,173

(Loss) Income From Operations	(1,836)	257	(7,365)	1,522

Other (Expenses) Income:
Interest expense and amortization of debt discount and deferred financing costs	(1,746)	(2,059)	(6,277)	(5,977)
Re-measurement gain (loss) on intercompany note	442	(467)	(348)	(484)
Gain on business sale	220	—	220	—
Gain on settlement of deferred consideration	—	1,138	—	1,985
Other income	161	51	122	308
Total Other Expenses, net	(923)	(1,337)	(6,283)	(4,168)

Loss Before Provision for Income Tax	(2,759)	(1,080)	(13,648)	(2,646)

Benefit from (Provision for) income taxes	118	(28)	247	296

Net Loss	(2,641)	(1,108)	(13,401)	(2,350)

Dividends - Series A Preferred Stock - related party	31	50	93	150
Dividends - Series E Preferred Stock - related party	553	390	2,111	1,170
Dividends - Series E-1 Preferred Stock - related party	208	182	575	546

Net Loss Attributable to Common Stock Holders	$(3,433)	$(1,730)	$(16,180)	$(4,216)

Basic and Diluted Loss per Share:

Net Loss Attributable to Common Stock Holders	$(0.39)	$(0.20)	$(1.85)	$(0.53)
Weighted Average Shares Outstanding – Basic and Diluted	8,777,683	8,821,607	8,767,183	7,974,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Q3 2020	Q3 2019	Q3 2020 YTD	Q3 2019 YTD
Net Loss	$(2,641)	$(1,108)	$(13,401)	$(2,350)

Other Comprehensive (Loss) Income
Foreign exchange translation adjustment	(169)	717	344	719
Comprehensive Loss Attributable to the Company	$(2,810)	$(391)	$(13,057)	$(1,631)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Deficit
	Series E-1		Series A		Series E		Common Stock
Balance December 28, 2019	729	$—	1,663,008	$—	13,000	$13	8,785,748	$1	$76,214	$(58)	$(76,537)	$(367)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	31,800	—	479	—	—	479
Share issuance to Jackson	—	—	—	—	—	—	500,000	—	324	—	—	324
Warrants issued to consultants	—	—	—	—	—	—	—	—	55	—	—	55
Conversion of Series A to common shares	—	—	(623,628)	—	—	—	16,215	—	—	—	—	—
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(93)	—	—	(93)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(2,111)	—	—	(2,111)
Dividends - Series E-1 Preferred Stock - Related Party	490	—	—	—	—	—	—	—	(575)	—	—	(575)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	—	—	—	—	—	(13,401)	(13,401)
Balance September 26, 2020	1,219	$—	1,039,380	$—	13,000	$13	9,333,763	$1	$74,293	$286	$(89,938)	$(15,345)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Deficit
	Series E-1		Series A		Series E		Common Stock
Balance June 27, 2020	1,053	$—	1,039,380	$—	13,000	$13	9,322,563	$1	$74,890	$455	$(87,297)	$(11,938)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	11,200	—	140	—	—	140
Share issuance to Jackson	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to consultants	—	—	—	—	—	—	—	—	55	—	—	55
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(31)	—	—	(31)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(553)	—	—	(553)
Dividends - Series E-1 Preferred Stock - Related Party	166	—	—	—	—	—	—	—	(208)	—	—	(208)
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,641)	(2,641)
Balance September 26, 2020	1,219	$—	1,039,380	$—	13,000	$13	9,333,763	$1	$74,293	$286	$(89,938)	$(15,345)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity
	Series E-1		Series A		Series E		Common Stock
Balance December 29, 2018	81	$—	1,663,008	$—	13,000	$13	5,326,068	$—	$73,772	$2,053	$(71,643)	4,195
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	22,800	—	621	—	—	621
Sale of common stock, net	—	—	—	—	—	—	3,331,280	1	4,395	—	—	4,396
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(150)	—	—	(150)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—			(1,170)	—	—	(1,170)
Dividends - Series E-1 Preferred Stock - Related Party	486	—	—	—	—	—			(546)	—	—	(546)
Dividends - Common Stockholders	—	—	—	—	—	—			(249)	—	—	(249)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	719	—	719
Net loss	—	—	—	—	—	—	—	—	—	—	(2,350)	(2,350)
Balance September 28, 2019	567	$—	1,663,008	$—	13,000	$13	8,680,148	$1	$76,673	$2,772	$(73,993)	$5,466

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity
	Series E-1		Series A		Series E		Common Stock
Balance June 29, 2019	81	$—	1,663,008	$—	13,000	$13	8,245,948	$1	$76,711	$2,055	$(72,885)	5,895
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	5,600	—	198	—	—	198
Sale of common stock, net	—	—	—	—	—	—	428,600	—	471	—	—	471
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(50)	—	—	(50)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(390)	—	—	(390)
Dividends - Series E-1 Preferred Stock - Related Party	486	—	—	—	—	—	—	—	(182)	—	—	(182)
Dividends - Common Stockholders	—	—	—	—	—	—	—	—	(85)	—	—	(85)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	717	—	717
Net loss	—	—	—	—	—	—	—	—	—	—	(1,108)	(1,108)
Balance September 28, 2019	567	$—	1,663,008	$—	13,000	$13	8,680,148	$1	$76,673	$2,772	$(73,993)	$5,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q3 2020 YTD	Q3 2019 YTD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(13,401)	$(2,350)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	2,312	2,621
Amortization of debt discount and deferred financing costs	521	529
Bad debt expense	879	—
Stock based compensation	534	621
Impairment of goodwill	2,969	—
Gain on settlement of deferred consideration	—	(1,985)
Gain from sale of business	(220)	—
Re-measurement loss on intercompany note	348	484
Changes in operating assets and liabilities:
Accounts receivable	(4,805)	(8,994)
Prepaid expenses and other current assets	(446)	(187)
Other assets	390	(395)
Accounts payable and accrued expenses	(1,860)	3,240
Interest payable - related party	(871)	(190)
Other current liabilities	192	(54)
Other long-term liabilities and other	2,540	(341)
NET CASH USED IN OPERATING ACTIVITIES	(10,918)	(7,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(226)	(415)
Proceeds from disposal of business	3,300	—
Collection of UK factoring facility deferred purchase price	6,830	10,502
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,904	10,087

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(165)	(522)
Proceeds from term loan	1,220	—
(Repayment of) Proceeds from term loan - related party	(2,538)	2,538
Proceeds from PPP loans	19,395	—
Repayments on accounts receivable financing, net	(4,999)	(3,702)
Dividends paid to related parties	(2,480)	(1,125)
Dividends paid on common stock	—	(249)
Proceeds from sale of common stock	—	5,515
Payments made for earn-outs	—	(5,613)
Financing costs - related party	—	(188)
Third party financing costs	—	(1,122)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,433	(4,468)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	9,419	(1,382)

Effect of exchange rates on cash	55	(2)

Cash and Restricted Cash - Beginning of period	1,196	3,181

Cash and Restricted Cash - End of period	$10,670	$1,797

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 28, 2019 which are included in the Company’s December 28, 2019 Form 10-K (“Fiscal 2019”), filed with the United States Securities and Exchange Commission on May 11, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended September 26, 2020 are not necessarily indicative of results for the entire year end. This report is for the period June 28, 2020 to September 26, 2020 (“Q3 2020”), December 29, 2019 to September 26, 2020 (“Q3 2020 YTD”), June 30, 2019 to September 28, 2019 (“Q3 2019”) and December 30, 2018 to September 28, 2019 (“Q3 2019 YTD”). The Company uses a 4-4-5 calendar month which only has 364 days and as such an extra week would need to be added every few years. In October of 2020, the Company’s board of directors (the “Board”) approved the addition of this extra week to this year’s fiscal year end resulting in the year ending on January 2, 2021.

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the quarter ended September 26, 2020, the Company has an accumulated deficit of $89,938 and a working capital deficit of $16,440. At September 26, 2020, we had total debt of $57,253 and $7,370 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

On October 26, 2020, the Company entered into a Second Amended and Restated Note Purchase Agreement (the “Amended Note Purchase Agreement”) and a Second Amended and Restated 12% Senior Secured Note due September 30, 2022, or the Jackson Note, with Jackson Investment Group (“Jackson”), which amended and restated our Existing Note Purchase Agreement, as amended.  The Amended Note Purchase Agreement refinanced an aggregate of $35.7 million of debt provided by Jackson pursuant to the Existing

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Note Purchase Agreement and the Existing Jackson Notes. The entire outstanding principal balance of the Jackson Notes shall be due and payable on September 30, 2022. For more information, see Note 13.

The Amended Note Purchase Agreement includes certain financial customary covenants and the Company has had in prior periods had instances of non-compliance. As of September 26, 2020, any non-compliance of the covenants were waived with the refinancing. Management has historically been able to obtain from Jackson waivers of any non-compliance however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the Amended Note Purchase Agreement could become due immediately, which exceeds our current cash balance.

During Q3 2020 and on October 26, 2020, the Company and certain domestic subsidiaries of the Company entered into amendments to the Credit and Security Agreement, dated as of April 8, 2015, as amended (the “Credit and Security Agreement”), with MidCap Funding X Trust, as successor-by-assignment to MidCap Financial Trust (“MidCap”) to extend the maturity date of the facility from August 8, 2020 to September 1, 2022. For more information, see Note 13.

As discussed further below under COVID-19, during the second quarter of 2020 the Company received funds under the Payroll Protection Program (“PPP”) amounting to $19,395. While such amounts could be forgiven under the terms of the PPP, there can be no assurance that forgiveness will be granted. As of September 26, 2020, the short-term balance of amounts due under the PPP loan exceed our current cash balance.

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

The Novel Coronavirus Disease 2019 (“COVID-19”), is impacting worldwide economic activity, and activity in the United States and the United Kingdom where the Company’s operations are based. The nature of work of the contractors the Company supports mostly are on the site of the Company’s clients.  As a result, the Company is subject to the plans and approaches of the Company’s clients to work during this period.  This includes whether they support remote working when they have decided to close their facilities.  To the extent that the Company’s clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, the Company would no longer generate revenue and profit from that client. In addition, in the event that the Company’s clients’ businesses suffer or close as a result of the COVID-19 pandemic, the Company may experience decline in its revenue or write-off of receivables from such clients. During the quarter ended September 26, 2020, the Company recognized a write-off of receivables amounting to approximately $900 as a result of a customer’s business closure. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where the Company has seen declines of approximately 17% in revenues during the third quarter of 2020 as compared with the first quarter of 2020; however, compared to the second quarter of 2020, the Company has seen 12% increases in revenues. Compared to Q3 2019 YTD, the Company has seen declines of approximately 30% in revenues during Q3 2020 YTD. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the ongoing COVID-19 pandemic may continue to affect the Company’s operation and to disrupt the marketplace in which the Company operates and may negatively impact its sales in fiscal year 2020 and the Company’s overall liquidity. These factors combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic raise substantial doubt about the Company’s ability to continue as a going concern.

Divesture of Business

On September 24, 2020, the Company and Staffing 360 Georgia, LLC d/b/a firstPRO, a wholly-owned subsidiary of the Company (the “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with FirstPro Recruitment, LLC (the “Buyer”), pursuant to which the Seller sold to the Buyer substantially all of the Seller’s assets used in or related to the operation or conduct of its professional staffing and recruiting business in Georgia (the “Assets,” and such sale, the “FirstPro Transaction”). The Buyer is a former employee of Staffing 360 Georgia, LLC d/b/a firstPRO.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In addition, the Buyer has agreed to assume certain liabilities related to the Assets. The purchase price in connection with the FirstPro Transaction was $3,300, of which (a) $1,220 was paid at closing (the “Initial Payment”) and (b) $2,080 was held in a separate escrow account (the “Escrow Funds”), which will be released upon receipt of the forgiveness of the Company’s PPP loan by the U.S. Small Business Administration (the “SBA”). In the event that all or any portion of the PPP Loan is not forgiven by the SBA, all or portion of the Escrow Funds will be used to repay any unforgiven portion of the PPP Loan in full. The FirstPro Transaction closed on September 24, 2020. In September, the Company submitted the PPP Loan forgiveness applications to the SBA. As of the date of this quarterly report, the PPP Loans have not been approved for forgiveness, and there is no guarantee that all or portion of the PPP Loan will be forgiven. The consideration of $3,300 is presented as restricted cash in the Company’s consolidated balance sheet as of September 26, 2020 due to the escrow arrangement and restrictions set forth by Jackson.

The Asset Purchase Agreement contains non-competition and non-solicitation provisions customary for agreements of this type. In addition, under the terms of the Asset Purchase Agreement, the Company has agreed to indemnify the Buyer against certain liabilities, subject to certain conditions and limitations as set forth in the Asset Purchase Agreement.

In connection with execution of the Asset Purchase Agreement, the Company and certain of its subsidiaries entered into a Consent Agreement (the “Consent”) with Jackson, a noteholder under the Existing Note Purchase Agreement. Under the terms of the Consent and the Certificate of Designation of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”), in consideration for Jackson’s consent to the FirstPro Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock subsequent to September 26, 2020, and the Escrow Funds, subject to the forgiveness of the PPP Loan discussed above, will be used to redeem a portion of the Series E Preferred Stock. On September 28, 2020, the Company redeemed 1,300 shares of Base E Series E Preferred Stock for $1,300, as such there is currently 11,700 shares of Base Series E Preferred Stock outstanding.

To induce the Buyer to enter into the Asset Purchase Agreement, the Company also entered into a Transition Services Agreement with the Buyer, pursuant to which each party will provide certain transition services such as payrolling through to year end 2020 to minimize any disruption to the businesses of the Seller and the Buyer arising from the FirstPro Transaction.

COVID-19

The full impact of the COVID-19 pandemic continues to evolve as of the date of this quarterly report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to generate revenues. Given the daily evolution of the COVID-19 pandemic, including new information which may emerge concerning the severity of COVID-19 and the global responses to curb its spread and to treat its impact, the Company has seen a reduction in sales as a result of the COVID-19 pandemic; however the Company continues to take action to reduce the negative effects of the COVID-19 pandemic on its operations through various cost cutting initiatives including reductions to support personnel, temporary salary reductions, and elimination of other non-essential spend. Should the impact from the pandemic go on for an extended period of time, management has developed further plans to partially mitigate the impact of the pandemic.

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

On May 12, 2020, Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect subsidiary of the Company, entered into a note (the “May 12 Note”) with Newton Federal Bank (the “Bank”), pursuant to the PPP of the CARES Act administered by the SBA. The principal amount of the May 12 Note is $10,000.

In accordance with the requirements of the CARES Act, the Company and Monroe Staffing (collectively, the “May 12 Note Borrowers”) used the proceeds from the May 12 Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. The May 12 Note Borrowers used the entire proceeds under the May 12 Note for such qualifying expenses. Interest accrues on the May 12 Note at the rate of 1.00% per annum. In September 2020, the May 12

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Note Borrowers applied for forgiveness of the amount due under the May 12 Note, in an amount equal to $10,000. As the date of this quarterly report, the May 12 Note has not been approved for forgiveness, and there is no guarantee that all or portion of the May 12 Note will be forgiven.

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

On May 20, 2020, Key Resources Inc. (“KRI”), Lighthouse Placement Services, LLC (“LH”) and Staffing 360 Georgia, LLC (“SG”), each a wholly owned direct or indirect subsidiary of the Company, entered into the following notes, each dated May 20, 2020, with the Bank, pursuant to the PPP of the CARES Act administered by the SBA. KRI entered into a note (the “KRI Note”) for the principal amount of approximately $5,443, LH entered into a note (the “LH Note”) for the principal amount of approximately $1,890, and SG entered into a note (the “SG Note,” and, together with the KRI Note and LH Note, the “May 20 Notes”) for the principal amount of approximately $2,062. The combined total of the May 20 Notes is approximately $9,395.

In accordance with the requirements of the CARES Act, the Company, KRI, LH and SG (collectively, the “May 20 Note Borrowers”) intends to use the proceeds from the May 20 Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on each of the May 20 Notes at the rate of 1.00% per annum. The May 20 Note Borrowers may apply for forgiveness of the amount $9,395 due under the May 20 Notes, in an amount equal to the sum of qualified expenses under the PPP. The May 20 Note Borrowers intend to use the entire proceeds under the May 20 Notes for such qualifying expenses. As the date of this quarterly report, the May 20 Note has not been approved for forgiveness, and there is no guarantee that all or portion of the May 20 Note will be forgiven. In the event that all or any portion of the May 20 Note is not forgiven by the SBA, all or portion of the Escrow Funds will be used to repay any unforgiven portion of the SG Note in full. For more information on the Escrow Funds, see “—Divestiture of Business” herein.

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

Based upon these payment terms the Company has recognized $10,775 of the PPP Loan as a short-term obligation and $8,620 as long term.

The application for these funds required the Company to certify in good faith that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account the Company’s current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company made this good faith assertion based upon the adverse impact the COVID-19 pandemic had on the Company’s business and the degree of uncertainty introduced to the capital markets. While the Company has made this assertion in good faith based upon all available guidance, management will continue to assess their continued qualification if and when updated guidance is released by the Treasury Department.

All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 40% of the forgiven amount

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 or less annually are reduced by more than 25%. The ultimate forgiveness of the PPP loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company has applied for loan forgiveness and waiting for notification from the SBA.

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

The Company performed its annual goodwill impairment testing as of September 29, 2019 and no impairment was recognized.  In Q1 and Q3 2020, the Company determined that the COVID-19 outbreak is, and is continued impact on certain reporting units was a triggering event due to its this could impact on industry and market conditions, have negative effect on earnings and cash flows, and overall financial performance. The Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit when performing its impairment testing. Volatility in the Company’s stock price can result in the net book value of the Company’s reporting units approximating, or even temporarily exceeding market capitalization, however, the fair value of the Company’s reporting units is driven solely by the market price of the Company’s common stock. As described above, fair value of the Company’s reporting units is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting units, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

The Company recognized an impairment with respect to its FirstPro reporting unit of $2,969 during the quarter ended March 28, 2020. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

In Q3 2020, the Company determined that the continued impact of the COVID-19 pandemic is a triggering event for certain reporting units. The Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

No impairments to goodwill were recognized during the quarter ended September 26, 2020, however, in the case of one reporting unit, the fair value exceeded the carrying value by a minimal percentage. This reporting unit has goodwill of $14.2 million and an estimated fair value that exceeds its carrying value by 2.4%. Goodwill for this reporting units should be considered at risk given the approximation of the estimated fair value to the carrying value of the reporting unit. In the assumptions utilized by management, declines to revenue are expected to continue in the fourth quarter of 2020 and then improve in future years with modest growth rates. Management has made assumptions regarding partial recovery from the COVID-19 pandemic in 2021 and 2022. The assumed discount rate utilized in the income approach model was considered to be commensurate with the estimation uncertainty for this reporting unit. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated in the fourth quarter of 2020 while failing to achieve growth in future periods as a result of the prolonged impact of COVID-19 pandemic an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of this reporting unit, market declines, changes in discount rates or other conditions could result in a material impairment in the future.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue.  Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on time based basis. The contracts stipulate weekly or monthly billing and the Company recognizes revenue when the performance is completed, based on the time incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer may stipulate a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenues in Q3 2020 was comprised of $47,177 of temporary contractor revenue and $1,463 of permanent placement revenues compared with $63,821 and $3,499 for Q3 2019 of temporary contractor revenue and permanent placement revenues, respectively. Revenue in Q3 2020 YTD was comprised of $145,150 of temporary contractor revenue and $5,543 of permanent placement revenue, compared with $205,809 and $8,835 for Q3 2019 YTD, respectively. Refer to Note 10 for further details on breakdown by segments.

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

The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, and tax audit settlements.  The effective income tax

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

rate was (4.28)%, 2.60%, (1.81)% and (11.16)% for the period ending Q3 2020, Q3 2019, Q3 2020 YTD and Q3 2019 YTD, respectively.

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement gain (loss) of $442, $(467), $(348) and $(484) in Q3 2020, Q3 2019, Q3 2020 YTD and Q3 2019 YTD, respectively, associated with its U.S dollar denominated intercompany note.

Recent Accounting Pronouncements

On December 31, 2019, the FASB issued ASC 2019-12 “Income Taxes: Simplifying the Accounting for Income Taxes” (Topic 740). The amendments in this update simplify the accounting for income taxes by removing the certain exceptions. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company will adopt the guidance when it becomes effective.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company will adopt the guidance when it becomes effective.

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share.”  Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A, Series E and Series E-1 Preferred Stockholders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For Q3 2020, Q3 2019, Q3 2020 YTD and Q3 2019 YTD, pursuant to the two-class method, as a result of the net loss attributable to common stockholders, losses were not allocated to the participating securities.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares of common stock issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method).  Such securities, shown below, presented on a common stock equivalent basis and outstanding as of September 26, 2020 and September 28, 2019 have not been included in the diluted earnings per share computations, as their inclusion would be anti-dilutive due to the Company’s net loss as of September 26, 2020 and September 28, 2019:

	September 26,	September 28,
	2020	2019
Convertible preferred shares	8,064,732	7,688,175
Warrants	1,015,934	925,935
Restricted shares - unvested	212,815	495,690
Long term incentive plan (2019 LTIP)	370,000	380,000
Options	76,500	79,560
Total	9,739,981	9,569,360

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

On June 28, 2018, Clement May Limited (“CML”), the Company’s new subsidiary entered into an agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBS Butler, Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. The Connected Client APDs carry an aggregate facility limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500. In July 2019, the aggregate facility limit was extended to £22,500 across all Borrowers. The facility was reviewed on June 30, 2020 and extended for another 12 months.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

Midcap Funding Trust

On August 2, 2019, the Company amended the facility with Midcap to allow for additional borrowing against the unbilled receivables by $1,000 to a cap of $2,300 and extended the maturity of the facility to August 8, 2020. During Q3 2020 and on October 26, 2020, the Company and certain domestic subsidiaries of the Company entered into amendments to the Credit and Security Agreement with MidCap to extend the maturity date of the facility from August 8, 2020 to September 1, 2022. In addition, the Company also agreed to certain amendments to the financial covenants.

As of September 26, 2020 and December 28, 2019 approximately $12,324 and $17,298 are outstanding under this facility, respectively.

NOTE 5 – GOODWILL

The following table provides a roll forward of goodwill:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	September 26, 2020	December 28, 2019
Beginning balance, net	$31,049	$32,061
Accumulated impairment losses	(2,969)	-
Disposition of business	(1,577)	-
Currency translation	(226)	(1,012)
Ending balance, net	$26,277	$31,049

The Company recognized an impairment with respect to its FirstPro reporting unit of $2,969 during the quarter ended March 28, 2020. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

In Q3 2020, the Company determined that the continued impact of the COVID-19 pandemic is a triggering event for certain reporting units. The Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit.

No impairments to goodwill were recognized during the quarter ended September 26, 2020, however, in the case of one reporting unit, the fair value exceeded the carrying value by a minimal percentage. This reporting unit has goodwill of $14.2 million and an estimated fair value that exceeds its carrying value by 2.4%. Goodwill for this reporting units should be considered at risk given the approximation of the estimated fair value to the carrying value of the reporting unit. In the assumptions utilized by management, declines to revenue are expected to continue in the fourth quarter of 2020 and then improve in future years with modest growth rates. Management has made assumptions regarding partial recovery from the COVID-19 pandemic in 2021 and 2022. The assumed discount rate utilized in the income approach model was considered to be commensurate with the estimation uncertainty for this reporting unit. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated in the fourth quarter of 2020 while failing to achieve growth in future periods as a result of the prolonged impact of COVID-19 pandemic  an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of this reporting unit, market declines, changes in discount rates or other conditions could result in a material impairment in the future.

NOTE 6 – DEBT

	September 26, 2020	December 28, 2019
Jackson Investment Group - related party	$35,740	$38,278
PPP Loans	19,395	-
HSBC Term Loan	2,118	1,035
Total Debt, Gross	57,253	39,313
Less: Debt Discount and Deferred Financing Costs	(32)	(497)
Total Debt, Net	57,221	38,816
Less: Non Current Portion	(42,362)	(360)
Total Current Debt, Net	$14,859	$38,456

Jackson Debt

On August 29, 2019, the Company entered into a Fourth Omnibus Amendment and Reaffirmation Agreement with Jackson, as lender, which, among other things, amends the Existing Note Purchase Agreement. Pursuant to this Existing Note Purchase Agreement, the Company agreed to issue and sell to Jackson a 18% Senior Secured Note due December 31, 2019 in the aggregate principal amount of $2,538. All accrued and unpaid interest on the outstanding principal balance of this term note was due and payable monthly on the first day of each month, beginning on October 1, 2019. Pursuant to the terms of this term note, if this term note was not repaid by December 31, 2019, the Company was required to issue 100,000 shares of its common stock to Jackson on a monthly basis until this term note is fully repaid, subject to certain exceptions to comply with Nasdaq listing standards. The Company has booked additional

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

expense of $0 and $324 related to the issuances of 0 and 500,000 shares of common stock to Jackson for the period Q3 2020 and Q3 2020 YTD, respectively. The Company paid the $2,538 loan in full on May 28, 2020.

On October 26, 2020, the Company entered into the Amended Note Purchase Agreement and the Jackson Note with Jackson, which amended and restated the Existing Note Purchase Agreement.  The Amended Note Purchase Agreement refinances an aggregate of $35.7 million of debt provided by Jackson, extending the due and payable of this to September 30, 2022. In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $488 in the fourth quarter.

Under the terms of the Amended Note Purchase Agreement and Jackson Note, the Company is required to pay interest on the debt at a per annum rate of 12%. The interest is payable monthly in cash; provided that, the Company may elect to pay up to 50% of monthly interest in-kind (“PIK Interest”) by adding such PIK Interest to the outstanding principal balance of the Jackson Note. For any month that the Company elects to pay interest in-kind, the Company is required to pay Jackson a fee in shares of our common stock (“PIK Fee Shares”) in an amount equal to $25 divided by the average closing price, as reported by Nasdaq, of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares of common stock are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50, then the average closing price for these purposes shall be deemed to be $3.50. For the period of November 2020 through and including March 2021, each monthly interest due and payable shall be reduced by $166, and for the period commencing May 2021 through and including September 2021, each monthly interest due and payable shall be increased by $166.

Under the terms of the Amended Note Purchase Agreement, the Company is required to make a mandatory prepayment of the principal amount of the Jackson Note of not less than $3,000 no later January 31, 2021. This amount has been reflected as a current liability as of the quarter ended September 26, 2020. The entire outstanding principal balance of the Jackson Note shall be due and payable on September 30, 2022.  The debt continues to be secured by substantially of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017.

The Amended Note Purchase Agreement includes certain financial customary covenants, including a leverage ratio covenant. As of September 26, 2020, any non-compliance of the covenants was waived with the refinancing in October 2020. For more information, see Note 13.

The Company has presented the Jackson term note refinanced in October 2020 within long term liabilities in accordance with ASC 470 which provides that the short term obligation as of September 26, 2020 can be excluded from current liabilities as the Company has demonstrated the ability to refinance the short term obligation on a long term basis by virtue of the October 26, 2020 debt amendment.

HSBC Loan

On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time.  On May 15, 2020, the Company entered into a 3 year term loan with HSBC in the UK for £1,000.

NOTE 7 – LEASES

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of September 26, 2020, as a result of the adoption of ASC 842, we have recorded a right of use (“ROU”) lease asset of approximately $3,310 with a corresponding lease liability of approximately $3,341 based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

Quantitative information regarding the Company’s leases for the period ended September 26, 2020 is as follows:

Lease Cost	Classification	Q3 2020 YTD
Operating lease cost	SG&A Expenses	1,302

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Other information
Weighted average remaining lease term (years)	3.6
Weighted average discount rate	6.3%

Future Lease Payments
2020	$362
2021	1,124
2022	590
2023	329
2024	321
Thereafter	1,143
$3,869
Less: Imputed Interest	528
3,341

Leases - Current	1,194
Leases - Non Current	2,147

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

NOTE 8 – EQUITY

Common Stock

The Company issued the following shares of common stock during the nine-month period ended September 26, 2020:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Jackson Investment Group	500,000	$324	$0.36	$0.92
Preferred Series A Conversion	16,215	-	-	-
Consultant	15,000	18	1.22	1.22
Board and Committee members	16,800	11	0.56	0.85
	548,015	$353

The Company issued the following shares of common stock during the nine month period ended September 28, 2019:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Equity raise	3,331,280	$5,515	$1.40	$2.00
Consultants	6,000	10	1.56	1.56
Board and Committee members	16,800	28	1.58	1.79
	3,354,080	$5,553

Subsequent to September 26, 2020, the Company issued 5,600 shares to the directors of the Board as part of fourth quarter board fees, 5,000 to employees as part of the debt refinancing and 300,000 shares to our CEO and President, Brendan Flood in connection with the debt refinancing. Of the 300,000 shares issued to Brendan Flood, only 100,000 vested upon the closing of the refinancing with Jackson.

Restricted Shares

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of September 26, 2020, the Company has issued a total of 212,815 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of shares of restricted stock by the Company’s common stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $61, $132, $227 and $407, for the periods ended Q3 2020, Q3 2019, Q3 2020 YTD and Q3 2019 YTD, respectively.

Stock Options

The Company recorded share-based payment expense of $7, $7, $20 and $43 for the periods ended Q3 2020, Q3 2019, Q3 2020 YTD and Q3 2019 YTD, respectively.

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

In the periods ended Q3 2020, Q3 2019, Q3 2020 YTD and Q3 2019 YTD, the Company paid $0, $50, $0 and $150, respectively, in dividends to its Series A Preferred Stockholders. On January 21, 2020, the Company converted the shares of Series A Preferred Stock awarded to Mr. Briand into 16,215 shares of common stock.   The Company has $93 and $0 of dividends payable to Series A Preferred Stockholders – Related Party at the end of Q3 2020 YTD and Q3 2019 YTD.

Series E Preferred Stock - Related Party

The Series E Preferred Stock ranks senior to common stock and any other series or classes of preferred stock now or after issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution. Each share of Series E Preferred Stock was initially convertible into 561.8 shares of our common stock at any time after October 31, 2020 or the occurrence of a Preferred Default (as defined in the Certificate of Designation for Series E Preferred Stock, as amended). A holder of Series E Preferred Stock is not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into our common stock. Series E Preferred Stock is redeemable by the Company at any time at a price per share equal to the stated value ($1,000 per share) plus all accrued and unpaid dividends thereon. While the Series E Preferred Stock is outstanding, the Company is required to use the proceeds of any sales of equity securities, exclusively to redeem any outstanding shares of Series E Preferred Stock, except that the Company was permitted to use up to an aggregate of $3,000 of the gross proceeds from any equity offering completed on or before November 15, 2019 for working capital purposes.

On January 22, 2019, the Company completed a registered direct offering of 387,500 shares of common stock that generated $775 in gross proceeds that were used for working capital purposes. On February 12, 2019, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to an underwriting agreement between the Company and the underwriter, dated as of February 8, 2019, the Company issued and sold 2,425,000 shares of its common stock, at a public offering price of $1.65 per share. Notwithstanding the terms of the Certificate of Designations for Series E Preferred Stock, Jackson, the holder the Company’s outstanding shares of Series E Preferred Stock, did not require the Company to use the proceeds from its offerings in excess of $3,000 to redeem outstanding shares of the Series E Preferred Stock.  Instead, the Company used such excess proceeds to make a terminal payment to the sellers of FirstPro. in final settlement of all deferred consideration due under our asset purchase agreement with such sellers.

As of September 26, 2020, 7,303,371 shares and 734,337 shares of common stock were issuable upon the potential conversion of Series E Preferred Stock and Series E-1 Preferred Stock, respectively. Due to the contingent nature of the cash redemption feature of the Series E-1 Preferred Stock, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company had approximately $551 and $45 of dividends payable to its holders of Series E Preferred Stock and Series E-1 Preferred Stock, respectively as of September 26, 2020. The Company paid this in full on October 26, 2020.

On October 23, 2020, the Company filed with the Secretary of State of the State of Delaware the second Certificate of Amendment (the “Amendment”) to the Certificate of Designation of our Series E Preferred Stock (the “Base Series E Preferred Stock”) and Series E-1 Preferred Stock and collectively with the Base Series E Preferred Stock, the “Series E Preferred Stock”). Under the amended terms, holders of Series E Preferred Stock are entitled to monthly cash dividends on the Company’s Series E Preferred Stock at a per annum rate of 12%. At the Company’s option, up to 50% of the cash dividend on the Base Series E Preferred Stock may be paid in kind by adding such 50% portion to the outstanding liquidation value of the Base Series E Preferred Stock (the “PIK Dividend Payment”), commencing on October 26, 2020 and ending on October 25, 2021. If the PIK Dividend Payment is elected, a holder of Series E Preferred Stock is entitled to additional fee to be paid in shares of the Company’s common stock an amount equal to $10 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50 then the average closing price for these purposes shall be deemed to be $3.50. Dividends on the Series E-1 Preferred Stock may only be paid in cash. If the Company fails to make dividend payments on the Series E Preferred Stock, it will be an event of default under the Amended Note Purchase Agreement.

Under the terms of the Amendment, shares of Series E-1 Preferred Stock are convertible into the Company common stock at a conversion rate equal to the liquidation value of each shares of Series E-1 Preferred Stock divided by $1.00 per share commencing October 31, 2020.  Each share of Series E-1 Preferred Stock has a liquidation value of $1,000 per share.  The Company’s shares of Base Series E Preferred Stock are also convertible into shares of our common stock after October 31, 2022.  The conversion rate for our Base Series E Preferred Stock is equal to the liquidation value of each shares of Base Series E Preferred Stock divided by $1.00 per share.  Each share of Base Series E Preferred Stock has a liquidation value of $1,000 per share. On September 28, 2020, the Company redeemed 1,300 shares of Base Series E Preferred Stock for $1,300, as such there is currently 11,700 shares of Base Series E Preferred Stock outstanding.

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”).

The Board granted 370,000 shares of common stock to adequately motivate the participants and drive performance for the period.

Units vest upon the following:

•	50% upon the employee being in good standing on December 31, 2020; and,
•	50% upon the average share price of the Company’s common stock during the 90-day period leading up to December 31, 2020, based upon the following Vesting Rate table:

Average 2019 Price	Vesting Rate
<$8 per share	0
>$8 per share	Pro-rated
>=$12 per share	Full Vesting

The Company recorded share based expense of approximately $71, $72, $213 and $161 in Q3 2020, Q3 2019, Q3 2020 YTD and Q3 2019 YTD in connection with these awards.

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

Pursuant to the acquisition of substantially all of the assets of FirstPro Inc. by Staffing 360 Georgia LLC on September 15, 2017, the purchase price included deferred quarterly installments of $75 beginning on October 1, 2017, and $2,675 was payable annually in three equal installments beginning on September 15, 2018. The Company made $300 and $892 in quarterly installments and annual installment in Fiscal 2018. On March 1, 2019, the Company paid $1,125 in full satisfaction of the remaining liability, recognizing a gain of $847.

Pursuant to the acquisition of Clement May on June 28, 2018, the purchase price includes an earnout payment of up to £500 to be paid on or around December 28, 2019; and deferred consideration of £350, the amount to be calculated and paid pursuant to the terms of the acquisition agreement, on or around June 28, 2019.  The Company paid deferred consideration of £350 ($444) on June 26, 2019. The earnout payment of £500 ($656) was paid in December 2019.

Pursuant to the acquisition of KRI on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 each on August 27, 2019 and August 27, 2020. The payment of the earnout consideration was contingent on KRI’s achievement of certain trailing gross profit amounts. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company is required pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019.  In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020 to February 27, 2020. The seller of KRI, Pamela D. Whitaker (“Whitaker”) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of September 26, 2020 and December 28, 2019, in February 2020, the Company filed an action against Whitaker for breach of contract which more than approximates the earnout consideration recognized. The Company paid interest of $40 during the period ended September 26, 2020. Refer to legal proceedings below for action filed against Whitaker, the former owner of KRI.

Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of KRI, Pamela D. Whitaker (“Whitaker” or “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe and the Company (the “Defendants” arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI to Staffing 360’s subsidiary, Monroe Staffing Services in August 2018.  Whitaker is seeking $4,054 in alleged damages.

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

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”).  The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement.  The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6 million.  On April 28, 2020, Whitaker filed a motion to dismiss the New York Action on both procedural and substantive grounds.  On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss.  On July 9, 2020 Whitaker filed reply papers in further support of the motion. The parties await decision from the court on Whitaker’s motion.

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part.  The Court rejected Whitaker’s procedural arguments, but granted the motion on substantive grounds.  However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020.  Whitaker’s opposition, if any, will be due on January 5, 2021 and Monroe and the Company’s reply will be due on January 25, 2021.

The Company intends to vigorously contest Whitaker’s claims in the North Carolina Action and pursue its claims in the New York Action.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 10 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q3 2020	Q3 2019	Q3 2020 YTD	Q3 2019 YTD
Commercial Staffing - US	$28,708	$31,644	$79,992	$94,280
Professional Staffing - US	5,188	9,387	19,778	28,449
Professional Staffing - UK	14,744	26,289	50,923	91,915
Total Revenue	$48,640	$67,320	$150,693	$214,644

Commercial Staffing - US	$4,642	$5,107	$12,552	$14,823
Professional Staffing - US	1,664	3,701	6,598	10,904
Professional Staffing - UK	2,017	3,677	7,375	10,968
Total Gross Profit	$8,323	$12,485	$26,525	$36,695

Selling, general and administrative expenses	$(9,391)	$(11,361)	$(28,609)	$(32,552)
Depreciation and amortization	(768)	(867)	(2,312)	(2,621)
Impairment of goodwill	—	—	(2,969)	—
Interest expense and amortization of debt discount and deferred financing costs	(1,746)	(2,059)	(6,277)	(5,977)
Re-measurement gain (loss) on intercompany note	442	(467)	(348)	(484)
Gain on business sale	220	—	220	—
Gain on settlement of deferred consideration	—	1,138	—	1,985
Other income	161	51	122	308
Loss Before Provision for Income Tax	$(2,759)	$(1,080)	$(13,648)	$(2,646)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Q3 2020
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$171	$600	$692	$1,463
Temporary Revenue	28,537	4,588	14,052	47,177
Total	$28,708	$5,188	$14,744	$48,640

	Q3 2019
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$104	$1,953	$1,442	$3,499
Temporary Revenue	31,540	7,434	24,847	63,821
Total	$31,644	$9,387	$26,289	$67,320

	Q3 2020 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$281	$2,676	$2,586	$5,543
Temporary Revenue	79,711	17,102	48,337	145,150
Total	$79,992	$19,778	$50,923	$150,693

	Q3 2019 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$201	$5,430	$3,204	$8,835
Temporary Revenue	94,079	23,019	88,711	205,809
Total	$94,280	$28,449	$91,915	$214,644

As of September 26, 2020 and December 28, 2019, the Company has assets in the U.S. and the U.K. as follows:

	September 26,	December 28,
	2020	2019
United States	$73,189	$74,671
United Kingdom	12,112	14,170
Total Assets	$85,301	$88,841

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

In addition to the shares of Series E and Series E-1 Preferred Stock and notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

The Company had the following activity with its Board and Committee Members:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	Q3 2020				Q3 2019
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	2,800	$2	$3	$19	1,400	$2	$8
Jeff Grout	19	2,800	2	3	19	1,400	2	8
Nick Florio	19	2,800	2	3	19	1,400	2	8
Alicia Barker	—	2,800	2	1	—	1,400	2	1

	$57	11,200	$8	$10	$57	5,600	$8	$25

	Q3 2020 YTD				Q3 2019 YTD
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$56	4,200	$3	$10	$56	4,200	$7	$23
Jeff Grout	56	4,200	3	10	56	4,200	7	23
Nick Florio	56	4,200	3	10	56	4,200	7	23
Alicia Barker		4,200	3	4	-	4,200	7	3
	$169	16,800	$12	$34	$168	16,800	$28	$72

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q3 2020 YTD	Q3 2019 YTD
Cash paid for:
Interest	$6,417	$6,494
Income taxes	—	146

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$6,017	$10,833
Shares issued to Jackson Investment Group	324	—
Dividends accrued to related parties	596	1,149

NOTE 13 – SUBSEQUENT EVENTS

Note Purchase Agreement with Jackson Investment Group, LLC

On October 26, 2020, the Company entered into the Amended Note Purchase Agreement and the Jackson Note, with Jackson, which amended and restated the Existing Note Purchase Agreement.  The Amended Note Purchase Agreement refinanced an aggregate of $35.7 million of debt provided by Jackson pursuant to the Existing Note Purchase Agreement and a Senior Secured 12% Promissory Note. In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $488.

Under the terms of the Amended Note Purchase Agreement and Jackson Note, the Company is required to pay interest on the Loan at a per annum rate of 12%. The interest is payable monthly in cash; provided that, the Company may elect to pay up to 50% of monthly interest in-kind by adding such PIK Interest to the outstanding principal balance of the Jackson Note. For any month that the Company elects to pay interest in-kind, the Company is required to pay Jackson a fee in shares of its common stock in an amount equal to $25 divided by the average closing price, as reported by Nasdaq, of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares of common stock are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50, then the average closing price for these purposes shall be deemed to be $3.50. For the period of November 2020 through and including March

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

2021, each monthly interest due and payable shall be reduced by $166, and for the period commencing May 2021 through and including September 2021, each monthly interest due and payable shall be increased by $166.

Under the terms of the Amended Note Purchase Agreement, the Company is required to make a mandatory prepayment of the principal amount of the Jackson Note of not less than $3,000 no later January 31, 2021. The entire outstanding principal balance of the Jackson Note shall be due and payable on September 30, 2022.  The Loan continues to be secured by substantially of the Company’s and its domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017.

The Amended Note Purchase Agreement contains customary events of default for a senior secured loan including, among other events of default, (i) failure to timely pay interest and principal, (ii) other breaches and violation of the Amended Note Purchase Agreement, (iii) bankruptcy and insolvency events affecting us and/or subsidiaries and (iv) the occurrence of a material adverse effect on the Company. In addition to customary remedies for senior secured lenders following an event of default, Jackson shall have the right to cause us to engage a financial advisor to provide a valuation analyses of us as a going concern and analyses of strategic alternatives that may be available to the Company. The Company is obligated to provide all such analyses to Jackson.

The Amended Note Purchase Agreement also contains restrictions against incurrence of additional debt, payment of dividend or other distribution (whether in cash, securities or other property) on any of the Company’s equity interest or repayment of debt, consolidations, mergers, sales of assets or change in control and financial covenants.

Amendment to Series E Preferred Stock and Series E-1 Preferred Stock

In connection with the entry into the Amended Note Purchase Agreement, the Company also filed with the Amendment to the Series E Certificate of Designation. Under the amended terms, holders of Series E Preferred Stock are entitled to monthly cash dividends on our Series E Preferred Stock at a per annum rate of 12%. At the Company’s option, up to 50% of the cash dividend on the Base Series E Preferred Stock may be paid as the PIK Dividend Payment, commencing on October 26, 2020 and ending on October 25, 2022. If the PIK Dividend Payment is elected, a holder of Series E Preferred Stock is entitled to additional fee to be paid in shares of the Company’s common stock an amount equal to $10 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50 then the average closing price for these purposes shall be deemed to be $3.50. Dividends on the Series E-1 Preferred Stock may only be paid in cash. If the Company fails to make dividend payments on its Series E Preferred Stock, it will be an event of default under the Amended Note Purchase Agreement.

Under the terms of the Amendment, shares of Series E-1 Preferred Stock will be convertible into the Company’s common stock at a conversion rate equal to the liquidation value of each shares of Series E-1 Preferred Stock divided by $1.00 per share commencing October 31, 2020.  Each share of Series E-1 Preferred Stock has a liquidation value of $1,000 per share.  Shares of Base Series E Preferred Stock will be also convertible into shares of the Company’s common stock after October 31, 2022.  The conversion rate for Base Series E Preferred Stock is equal to the liquidation value of each shares of Base Series E Preferred Stock divided by $1.00 per share.  Each share of Base Series E Preferred Stock has a liquidation value of $1,000 per share.

Amendment to Warrant Agreement with Jackson

On October 26, 2020, in connection with the entry into the Amended Note Purchase Agreement, the Company entered into Amendment No. 3 to the Amended and Restated Warrant Agreement, dated April 25, 2018, as amended (the “Warrant”), with Jackson. Pursuant to Amendment No. 3, the exercise price of the Warrant was reduced from $1.66 per share to $1.00 per share and the term of the Warrant was extended to January 26, 2026.

Amendments to our Credit Agreement with MidCap Funding IV Trusts

On October 26, 2020, we entered into Amendment No. 17 to Credit and Security Agreement with MidCap, whereby, among other things, MidCap agreed to extend the maturity date of our outstanding asset based revolving loan until September 1, 2022. In addition, the Company also agreed to certain amendments to the financial covenants contained in the Credit and Security Agreement as more particularly described in Amendment No. 17.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

2020 Omnibus Incentive Plan

On September 29, 2020, the Company held its 2020 virtual annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”), pursuant to which we may grant equity incentive awards to our key employees, key contractors, and non-employee directors. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of the Company’s common stock, or a combination of cash and common stock. A total of 750,000 shares of common stock are reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. The 2020 Plan had been previously approved by the Board on June 30, 2020, subject to stockholder approval, and will terminate on June 30, 2030.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the geographic, social and economic impact of COVID-19 on our ability to conduct business and raise capital in the future when needed; the termination of a major customer contract or project; our ability to achieve loan forgiveness under Paycheck Protection Program (“PPP”); negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Overview

We are incorporated in the State of Delaware. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring suitable, mature, profitable, operating, U.S. and U.K. based staffing companies. Our targeted consolidation model is focused specifically on the Professional Sector and Commercial Sector disciplines.

Recent Developments

NASDAQ Minimum Bid Price Requirement

On September 24, 2020, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (the “Listing Qualifications Department”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between August 12, 2020 through September 23, 2020, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until March 23, 2021 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with the Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to the Listing Qualifications Department that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, the Listing Qualifications Department will provide notice that our common stock will be subject to delisting.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The letter has no immediate impact on the listing of our common stock, which has continued and will continue to be listed and traded on Nasdaq, subject to our compliance with the other listing requirements of Nasdaq. Although we will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that we will be able to regain compliance with that rule or will otherwise be in compliance with other listing criteria of the Nasdaq.

NASDAQ Minimum Stockholders’ Equity Requirement

On June 3, 2020, we received a letter from the Listing Qualifications Department notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. Further, as of June 9, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

In accordance with Nasdaq Listing Rules, we had 45 calendar days, or until July 20, 2020, to submit a plan to regain compliance with the minimum stockholders’ equity standard. On September 9, 2020, based on our submission, the Listing Qualifications Department granted us an extension of time to regain compliance with Rule 5550(b)(1), subject to our providing the Listing Qualifications Department with certain interim progress reports.

If we fail to evidence compliance upon filing our annual report on Form 10-K for the period ended December 31, 2020, our common stock could be delisted. In such event, Nasdaq Listing Rules permit us to appeal any delisting determination to a Nasdaq Hearing Panel. Accordingly, there can be no assurance that we will be able to regain compliance with the Nasdaq Listing Rules or maintain its listing on Nasdaq.

Note Purchase Agreement with Jackson Investment Group, LLC

On October 26, 2020, we entered into a Second Amended and Restated Note Purchase Agreement (the “Amended Note Purchase Agreement”) and a Second Amended and Restated 12% Senior Secured Note due September 30, 2022, or the Jackson Note, with Jackson Investment Group, LLC (“Jackson”), which amended and restated our Amended and Restated Note Purchase Agreement with Jackson dated September 15, 2017 (the “Existing Note Purchase Agreement”).  The Amended Note Purchase Agreement refinanced an aggregate of $35.7 million of debt provided by Jackson pursuant to the Existing Note Purchase Agreement and a Senior Secured 12% Promissory Note. In connection with the amendment and restatement, we paid Jackson an amendment fee of $488.

Under the terms of the Amended Note Purchase Agreement and Jackson Note, we are required to pay interest on the Loan at a per annum rate of 12%. The interest is payable monthly in cash; provided that, we may elect to pay up to 50% of monthly interest in-kind (“PIK Interest”) by adding such PIK Interest to the outstanding principal balance of the Jackson Note. For any month that we elect to pay interest in-kind, we are required to pay Jackson a fee in shares of our common stock (“PIK Fee Shares”) in an amount equal to $25 divided by the average closing price, as reported by Nasdaq, of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares of common stock are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50, then the average closing price for these purposes shall be deemed to be $3.50. For the period of November 2020 through and including March 2021, each monthly interest payment shall be reduced by $166, and for the period commencing May 2021 through and including September 2021, each monthly interest payment shall be increased by $166.

Under the terms of the Amended Note Purchase Agreement, we are required to make a mandatory prepayment of the principal amount of the Jackson Note of not less than $3,000 no later January 31, 2021. The entire outstanding principal balance of the Jackson Note shall be due and payable on September 30, 2022.  The Loan continues to be secured by substantially of our and our domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017.

The Amended Note Purchase Agreement contains customary events of default for a senior secured loan including, among other events of default, (i) failure to timely pay interest and principal, (ii) other breaches and violation of the Amended Note Purchase Agreement, (iii) bankruptcy and insolvency events affecting us and/or subsidiaries and (iv) the occurrence of a material adverse effect on the Company. In addition to customary remedies for senior secured lenders following an event of default, Jackson shall have the right to cause us to engage a financial advisor to provide a valuation analyses of us as a going concern and analyses of strategic alternatives that may be available to us. We will be obligated to provide all such analyses to Jackson.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The Amended Note Purchase Agreement also contains restrictions against incurrence of additional debt, payment of dividend or other distribution (whether in cash, securities or other property) on any of our equity interest or repayment of debt, consolidations, mergers, sales of assets or change in control and financial covenants.

Amendment to Series E Preferred Stock and Series E-1 Preferred Stock

In connection with the entry into the Amended Note Purchase Agreement, we also filed with the Secretary of State of the State of Delaware the second Certificate of Amendment (the “Amendment”) to the Certificate of Designation (as amended, the “Series E Certificate of Designation”) of our Series E Convertible Preferred Stock (the “Base Series E Preferred Stock”) and Series E-1 Convertible Preferred Stock (the “Series E-1 Preferred Stock,” and collectively with the Base Series E Preferred Stock, the “Series E Preferred Stock”). Under the amended terms, holders of Series E Preferred Stock are entitled to monthly cash dividends on our Series E Preferred Stock at a per annum rate of 12%. At our option, up to 50% of the cash dividend on the Base Series E Preferred Stock may be paid in kind by adding such 50% portion to the outstanding liquidation value of the Base Series E Preferred Stock (the “PIK Dividend Payment”), commencing on October 26, 2020 and ending on October 25, 2022. If the PIK Dividend Payment is elected, a holder of Series E Preferred Stock is entitled to additional fee to be paid in shares of our common stock an amount equal to $10 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50 then the average closing price for these purposes shall be deemed to be $3.50. Dividends on the Series E-1 Preferred Stock may only be paid in cash. If we fail to make dividend payments on our Series E Preferred Stock, it will be an event of default under the Amended Note Purchase Agreement.

Under the terms of the Amendment, shares of Series E-1 Preferred Stock are convertible into our common stock at a conversion rate equal to the liquidation value of each shares of Series E-1 Preferred Stock divided by $1.00 per share commencing October 31, 2020.  Each share of Series E-1 Preferred Stock has a liquidation value of $1,000 per share. Our shares of Base Series E Preferred Stock will be also convertible into shares of our common stock after October 31, 2022.  The conversion rate for our Base Series E Preferred Stock is equal to the liquidation value of each shares of Base Series E Preferred Stock divided by $1.00 per share.  Each share of Base Series E Preferred Stock has a liquidation value of $1,000 per share.

Amendment to Warrant Agreement with Jackson

On October 26, 2020, in connection with the entry into the Amended Note Purchase Agreement, we entered into Amendment No. 3 to the Amended and Restated Warrant Agreement, dated April 25, 2018, as amended (the “Warrant”), with Jackson. Pursuant to Amendment No. 3, the exercise price of the Warrant was reduced from $1.66 per share to $1.00 per share and the term of the Warrant was extended to January 26, 2026.

Amendments to our Credit Agreement with MidCap Funding IV Trusts

On October 26, 2020, we entered into Amendment No. 17 to Credit and Security Agreement with MidCap Funding IV Trusts (“MidCap”), dated April 8, 2015, whereby, among other things, MidCap agreed to extend the maturity date of our outstanding asset based revolving loan until September 1, 2022 (such transaction, the “MidCap Amendment”). In addition, we also agreed to certain amendments to the financial covenants contained in the Credit and Security Agreement as more particularly described in Amendment No. 17.

FirstPro Transaction

On September 24, 2020, we and Staffing 360 Georgia, LLC d/b/a firstPRO, our wholly-owned subsidiary (the “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with FirstPro Recruitment, LLC (the “Buyer”), pursuant to which the Seller sold to the Buyer substantially all of the Seller’s assets used in or related to the operation or conduct of its professional staffing and recruiting business in Georgia (the “Assets,” and such sale, the “FirstPro Transaction”). In addition, the Buyer agreed to assume certain liabilities related to the Assets. The purchase price in connection with the FirstPro Transaction was $3,300, of which (a) $1,219 was paid at closing (the “Initial Payment”) and (b) $2,080 was held in a separate escrow account (the “Escrow Funds”), which will be released upon receipt of the forgiveness of the Seller’s Paycheck Protection Program loan (the “PPP Loan”) by the U.S. Small Business Administration (the “SBA”). In the event that all or any portion of the PPP Loan is not forgiven by the SBA, all or

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

portion of the Escrow Funds will be used to repay any unforgiven portion of the PPP Loan in full. The FirstPro Transaction closed on September 24, 2020. In September, we submitted the PPP Loan forgiveness applications to the SBA. As of the date of this quarterly report, the PPP Loans have not been approved for forgiveness, and there is no guarantee that all or portion of the PPP Loan will be forgiven.

In connection with execution of the Asset Purchase Agreement, we and certain of our subsidiaries entered into a Consent Agreement (the “Consent”) with Jackson, a noteholder pursuant to the Existing Note Purchase Agreement. Under the terms of the Consent and the Series E Certificate of Designation, in consideration for Jackson’s consent to the FirstPro Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock, and the Escrow Funds, subject to the forgiveness of our PPP Loan discussed above, will be used to redeem a portion of the Series E Preferred Stock.

To induce the Buyer to enter into the Asset Purchase Agreement, the Seller also entered into a Transition Services Agreement with the Buyer, pursuant to which each party will provide certain transition services to minimize any disruption to the businesses of the Seller and the Buyer arising from the FirstPro Transaction.

Staffing 360 Solutions, Inc. 2020 Omnibus Incentive Plan

On September 29, 2020, we held our 2020 virtual annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders approved the 2020 Omnibus Incentive Plan (the “2020 Plan”), pursuant to which we may grant equity incentive awards to our key employees, key contractors, and non-employee directors. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 750,000 shares of common stock are reserved for grant under the 2020 Plan, plus any awards reserved under our prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. The 2020 Plan had been previously approved by our board of directors (the “Board”) on June 30, 2020, subject to stockholder approval, and will terminate on June 30, 2030.

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of United States (“U.S.”) and United Kingdom (“U.K.”) based staffing companies. Our services principally consist of providing temporary contractors, and, to a much lesser extent, the recruitment of candidates for permanent placement. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily accounting and finance, information technology, engineering, administration (collectively, the “Professional Business Stream”) and commercial (“Commercial Business Stream”) disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed ten acquisitions since November 2013.

For nine-month periods ended September 26, 2020 and September 28, 2019

	Q3 2020 YTD	% of Revenue	Q3 2019 YTD	% of Revenue	Growth
Revenue	$150,693	100.0%	$214,644	100.0%	(29.8)%
Cost of revenue	124,168	82.4%	177,949	82.9%	(30.2)%
Gross profit	26,525	17.6%	36,695	17.1%	(27.7)%
Operating expenses	33,890	22.5%	35,173	16.4%	(3.6)%
(Loss) Income from operations	(7,365)	(4.9)%	1,522	0.7%	(583.9)%
Other expenses	(6,283)	(4.2)%	(4,168)	(1.9)%	50.7%
Benefit from income taxes	247	0.2%	296	0.1%	(16.6)%
Net Loss	$(13,401)	(8.9)%	$(2,350)	(1.1)%	470.3%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Revenue

For Q3 2020 YTD, revenue decreased by 29.8% to $150,693, as compared with $214,644, for Q3 2019 YTD. The decline was driven by $63,881 of organic decline primarily resulting from impact from COVID-19 and $70 unfavorable foreign currency translation.  Within organic decline, temporary contractor revenue declined $60,593 and permanent placement declined $3,288.

Revenue in Q3 2020 YTD was comprised of $145,150 of temporary contractor revenue and $5,543 of permanent placement revenue, compared with $205,809 and $8,834 for Q3 2019 YTD, respectively.

Cost of revenue

Cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q3 2020 YTD, cost of revenue was $124,168, a decrease of 30.2% from $177,949 in Q3 2019 YTD, compared with revenue decline of 29.8%. The decline was driven by $59 of unfavorable foreign currency translation and $53,722 of organic decline.

Gross profit

Gross profit for Q3 2020 YTD was $26,525, a decreased of 27.7% compared with $36,695 in Q3 2019 YTD primarily driven by organic decline resulting from impact from COVID-19.

Operating expenses

Operating expenses for Q3 2020 YTD were $33,890, a decrease of 3.6% as compared with $35,173 for Q3 2019 YTD.  The decrease in operating expenses was driven by primarily by a decrease in selling, general and administrative expenses of $3,943 resulting from cost cutting efforts, decrease in depreciation and amortization of $309; offset by goodwill impairment charge at the FirstPro Inc. (“FirstPro”) reporting unit of $2,969. Excluding the impairment of goodwill charge at FirstPro, operating expenses declined by 12%.

Other Expenses

Other expenses for Q3 2020 YTD was $6,283, an increase of 50.8% from $4,168 in Q3 2019 YTD. The increase was mainly driven by higher interest expense and amortization of deferred financing costs in Q3 2020 YTD compared with Q3 2019 YTD of approximately $300 and a gain on settlement of deferred consideration of $1,985 in Q3 2019 YTD.

For three-month periods ended September 26, 2020 and September 28, 2019

	Q3 2020	% of Revenue	Q3 2019	% of Revenue	Growth
Revenue	$48,640	100.0%	$67,320	100.0%	(27.7)%
Direct cost of revenue	40,317	82.9%	54,835	81.5%	(26.5)%
Gross profit	8,323	17.1%	12,485	18.5%	(33.3)%
Operating expenses	10,159	20.9%	12,228	18.2%	(16.9)%
(Loss) Income from operations	(1,836)	(3.8)%	257	0.4%	(814.4)%
Other expenses	(923)	(1.9)%	(1,337)	(2.0)%	(31.0)%
Benefit from (Provision for) income taxes	118	0.2%	(28)	(0.0)%	(521.4)%
Net Loss	$(2,641)	(5.4)%	$(1,108)	(1.6)%	138.4%

Revenue

For Q3 2020, revenue decreased by 27.7% to $48,640, as compared with $67,320, for Q3 2019. The decline was driven by $781 of favorable foreign currency translation and $19,461 of organic decline.  Within organic decline, primarily resulting from impact from COVID-19, temporary contractor revenue declined $17,292 and permanent placement declined $2,169.

Revenue in Q3 2020 was comprised of $47,177 of temporary contractor revenue and $1,463 of permanent placement revenue, compared with $63,710 and $3,609 for Q3 2019, respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Cost of revenue

Cost of services includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q3 2020, cost of revenue was $40,317, a decrease of 26.5% from $54,835 in Q3 2019 in line with the revenue decline of 27.7%. The decline was driven by $685 of favorable foreign currency translation and $15,203 of organic decline.

Gross profit

Gross profit for Q3 2020 was $8,323, a decreased of 33.3% compared with $12,485 in Q3 2019 primarily driven by organic decline, resulting from impact from COVID-19.

Operating expenses

Operating expenses for Q3 2020 were $10,159, a decrease of 16.9% as compared with $12,228 for Q3 2019.  The decrease in operating expenses included a decrease in salaries and wages and reduction in non-recurring costs, legal, and other costs associated with refinancing/acquisitions efforts.

Other Expenses

Other expenses for Q3 2020 was $923, a decrease of 31% from $1,337 in Q3 2019. The decrease was mainly driven by a gain from remeasuring the Company’s intercompany note in Q3 2020 of $442 compared with loss from remeasuring the Company’s intercompany note in Q3 2019 of $467; gain on divesture of business of $220, lower interest expense and amortization of deferred financing costs in Q3 2020 by $313 as compared with Q3 2019; offset by gain on deferred consideration in Q3 2019 of $1,138.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details Revenue and Gross Profit by Sector:

	Q3 2020	Mix	Q3 2019	Mix	Q3 2020 YTD	Mix	Q3 2019 YTD	Mix
Commercial Staffing - US	$28,708	59%	$31,644	47%	$79,992	53%	$94,280	44%
Professional Staffing - US	5,188	11%	9,387	14%	19,778	13%	28,449	13%
Professional Staffing - UK	14,744	30%	26,289	39%	50,923	34%	91,915	43%
Total Revenue	$48,640		$67,320		$150,693		$214,644

Commercial Staffing - US	$4,642	56%	$5,107	41%	$12,552	47%	$14,823	40%
Professional Staffing - US	1,664	20%	3,701	30%	6,598	25%	10,904	30%
Professional Staffing - UK	2,017	24%	3,677	29%	7,375	28%	10,968	30%
Total Gross Profit	$8,323		$12,485		$26,525		$36,695

Commercial Staffing - US	16.2%		16.1%		15.7%		15.7%
Professional Staffing - US	32.1%		39.4%		33.4%		38.3%
Professional Staffing - UK	13.7%		14.0%		14.5%		11.9%
Total Gross Margin	17.1%		18.5%		17.6%		17.1%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Adjusted EBITDA This measure is defined as net loss attributable to common stock before: interest expense and amortization of debt discount and financing costs, benefit from (provision for) income taxes; depreciation and amortization, income (loss) from sale of business; impairment of intangible assets and goodwill; operational restructuring and other charges; deferred consideration settlement, re-measurement gain (loss) on intercompany note, other income (loss), net; non-cash expenses associated with stock compensation and incentive plans; and charges we considers to be non-recurring in nature such as legal expenses associated with litigation, professional fees associated potential and completed acquisitions. We use this measure because we believe it provides a more meaningful understanding of our profit and cash flow generation.

	Q3 2020	Q3 2019	Q3 2020 YTD	Q3 2019 YTD	Trailing Twelve Months Q3 2020	Trailing Twelve Months Q3 2019
Net loss	$(2,641)	$(1,108)	$(13,401)	$(2,350)	$(15,945)	$(3,756)

Interest expense and amortization of debt discount and deferred financing costs	1,746	2,059	6,277	5,977	8,784	8,365
Benefit from (Provision for) income taxes	(118)	28	(247)	(296)	(286)	(196)
Depreciation and amortization	768	867	2,312	2,621	3,061	3,494
EBITDA	$(245)	$1,846	$(5,059)	$5,952	$(4,386)	$7,907

Acquisition, capital raising, restructuring charges and other non-recurring expenses (1)	2,073	1,558	4,473	2,511	6,908	2,993
Other non-cash charges (2)	209	205	555	627	768	834
Re-measurement (income) loss on intercompany note	(442)	467	348	484	(519)	838
Gain on business sale	(220)	—	(220)	—	(220)	—
Deferred consideration settlement	—	(1,138)	—	(1,985)	61	(1,985)
Impairment of goodwill	—	—	2,969	—	2,969	—
Other loss	(161)	(51)	(122)	(308)	(140)	(536)
Adjusted EBITDA	$1,214	$2,887	$2,944	$7,281	$5,441	$10,051

Trailing Twelve Months ("TTM") Adjusted EBITDA			$5,441	$10,051	$5,441	$10,051

Pre-Acquisition Adjusted EBITDA (3)					—	$—

Pro Forma TTM Adjusted EBITDA (4)					$5,441	$10,051

Adjusted Gross Profit TTM (5)					$38,139	$49,040

TTM Adjusted EBITDA as percentage of adjusted gross profit TTM					14.3%	20.5%

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

	Twelve Months Ended
	September 26, 2020	September 28, 2019
Adjusted Gross Profit - TTM (Current Period)	$38,139	$49,040
Adjusted Gross Profit - TTM (Prior Period)	49,040	47,873
Adjusted Gross Profit - (Decline) Growth	$(10,901)	$1,167

Adjusted EBITDA - TTM (Current Period)	$5,441	$10,051
Adjusted EBITDA - TTM (Prior Period)	10,051	9,007
Adjusted EBITDA - (Decline) Growth	$(4,610)	$1,044

Operating Leverage	-42.3%	89.5%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service its debt prospectively.

	September 26, 2020	December 28, 2019
Total Debt, Net	$57,221	$38,816
Addback: Total Debt Discount and Deferred Financing Costs	32	497
Total Term Debt	$57,253	$39,313

TTM Adjusted EBITDA	$5,441	$9,778

Pro Forma TTM Adjusted EBITDA	$5,441	$9,778

Pro Forma Leverage Ratio	10.5x	4x

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q3 2020 YTD	Q3 2019 YTD
Net cash used in operating activities	$(10,918)	$(7,001)

Collection of UK factoring facility deferred purchase price	6,830	10,502

Repayments on accounts receivable financing	(4,999)	(3,702)

Net cash used in operating activities including proceeds from accounts receivable financing	$(9,087)	$(201)

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

Our primary uses of cash have been for debt repayments, repayment of deferred consideration from acquisitions, professional fees related to our operations and financial reporting requirements and for the payment of compensation, benefits and consulting fees. The following trends may occur as the Company continues to execute on its strategy:

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

On September 15, 2020, we and certain of our domestic subsidiaries, as guarantors, entered into the Consent and Amendment Agreement (the “Consent and Amendment Agreement”) with Jackson, which amends the Existing Note Purchase Agreement. Pursuant to the Existing Note Purchase Agreement, the stated maturity of the previously issued notes (the “Existing Jackson Notes”) under the Existing Note Purchase Agreement was extended from September 15, 2020 to October 15, 2020.

On October 26, 2020, we entered into the Amended Note Purchase Agreement and the Jackson Note, with Jackson, which amended and restated our Existing Note Purchase Agreement, as amended.  The Amended Note Purchase Agreement refinanced an aggregate of $35.7 million of debt provided by Jackson pursuant to the Existing Note Purchase Agreement and the Existing Jackson Notes. The entire outstanding principal balance of the Jackson Notes shall be due and payable on September 30, 2022. For more information, see Note 13 to our financial statements contained elsewhere in this quarterly report.

The Amended Note Purchase Agreement includes certain financial customary covenants and the Company has had in prior periods had instances of non-compliance. As of September 26, 2020, any non-compliance of the covenants waived with the refinancing in October 2020. Management has historically been able to obtain from Jackson waivers of any non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the Amended Note Purchase Agreement could become due immediately, which exceeds our current cash balance.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

During Q3 2020 and on October 26, 2020, we and certain of our domestic subsidiaries entered into amendments to the Credit and Security Agreement to extend the maturity date of the facility from August 8, 2020 to September 1, 2022. For more information, see Note 13 to our financial statements contained elsewhere in this quarterly report.

On September 24, 2020, we entered into the Asset Purchase Agreement with the Buyer, pursuant to which the Seller sold to the Buyer substantially all of the Seller’s Assets. In addition, the Buyer has agreed to assume certain liabilities related to the Assets. The purchase price in connection with the FirstPro Transaction was $3,300.

Under the terms of the Consent and the Certificate of Designation of the Company’s Series E Preferred Stock, in consideration for Jackson’s consent to the FirstPro Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock, and the Escrow Funds, subject to the forgiveness of the PPP Loan discussed in “—Recent Development”, will be used to redeem a portion of the Series E Preferred Stock. For more information, see Note 2 to our financial statements contained elsewhere in this quarterly report.

As of and for the nine-month period ended September 26, 2020, the Company had a working capital deficiency of $16,440 and accumulated deficit of $89,938, and a net loss of $13,401.

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of us as a going concern. We have unsecured payments due in the next 12 months associated with historical acquisitions and secured current debt arrangements which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, we have funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. Although we have raised an aggregate of approximately $19,395 through PPP Loan, if we unable to obtain additional capital, such unsecured payments may not be made on time. In September, we applied for forgiveness of the PPP Loan in the aggregate amount equal to $19,395. Additionally, with the continuation of the COVID-19 pandemic, there is further uncertainty related to our future revenues, gross profit and cash flows.

COVID-19 is impacting worldwide economic activity, and activity in the United States and the United Kingdom where the Company’s operations are based. The nature of work of the contractors the Company supports mostly are on the site of the Company’s clients.  As a result, the Company is subject to the plans and approaches of the Company’s clients to work during this period.  This includes whether they support remote working when they have decided to close their facilities.  To the extent that the Company’s clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, the Company would no longer generate revenue and profit from that client. In addition, in the event that the Company’s clients’ businesses suffer or close as a result of the COVID-19 pandemic, the Company may experience decline in its revenue or write-off of receivables from such clients. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience decline in our revenue or write-off of receivables from such clients. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Commercial Staffing and Professional Staffing business streams where the Company has seen declines of approximately 17% in revenues during the third quarter of 2020 as compared with the first quarter of 2020, however compared to the second quarter of 2020, the Company has seen 12% increases in revenues. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the ongoing COVID-19 pandemic may continue to affect the Company’s operation and to disrupt the marketplace in which the Company operates, may negatively impact its sales in fiscal year 2020, and its overall liquidity.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Operating activities

For Q3 2020 YTD, net cash used in operations of $10,918 was primarily attributable to net loss of $13,401 and changes in operating assets and liabilities totaling $4,860 offset by non-cash adjustments of $7,343. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $4,805, decrease in payables and accrued expense of $1,860, decrease in payables to related parties of $871, increase in prepaid expenses and other current assets of $446, offset by decrease in other assets of $390, increase in current liabilities of $192 and increase in long term liabilities and other of $2,540 primarily resulting from FICA deferrals. Total non-cash adjustments of $7,343 primarily includes impairment of goodwill of $2,969, depreciation and amortization of intangible assets of $2,312, bad debt expense of $879, stock-based compensation of $534, amortization of debt discounts and deferred financing of $521 and foreign currency re-measurement loss on intercompany loan of $348 offset by gain on sale of business of $220.

For Q3 2019 YTD, net cash used in operations of $7,001 was primarily attributable to changes in operating assets and liabilities totaling $6,921, net loss of $2,350; offset by non-cash adjustments of $2,270. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $8,994, increase in prepaid expenses and other current assets of $187, increase other assets of $395, decrease in interest payable to related parties of $190, decrease in other non current liabilities of $54 and decrease in other long term liabilities and other of $341; offset by increase in accounts payable and accrued expenses of $3,240. Total non-cash adjustments of $2,270 primarily includes depreciation and amortization of intangible assets of $2,621, stock based compensation of $621, amortization of debt discounts and deferred financing of $529, foreign currency re-measurement on intercompany loan of $484; offset by gain from settlements of the FirstPro Inc. and CBS Butler deferred consideration totaling $1,985.

Investing activities

For Q3 2020 YTD, net cash flows provided by investing activities was $9,904, $6,830 related to collection of the beneficial interest from HSBC, proceeds from sale of business of $3,300 partially offset by purchase of property and equipment of $226.

For Q3 2019 YTD, net cash flows provided by investing activities was $10,087, $10,502 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $415.

Financing activities

For Q3 2020 YTD, net cash flows provided by financing activities totaled $10,433 primarily due to proceeds from PPP loans of $19,395, proceeds from HSBC term loan of $1,220 offset by repayments of $4,999 on accounts receivable financing, net, repayment of term loan with Jackson of $2,538, dividends paid to Jackson of $2,480 and repayment on HSBC loan of $165.

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

Critical Accounting Policies and Estimates

Refer to the Form 10-K filed with the SEC on May 11, 2020. There have been no changes to our critical policies during the nine months ended September 26, 2020.

Recent Accounting Pronouncements

On December 31, 2019, the FASB issued ASC 2019-12 “Income Taxes: Simplifying the Accounting for Income Taxes” (Topic 740). The amendments in this update simplify the accounting for income taxes by removing the certain exceptions. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

elects early adoption must adopt all the amendments in the same period. The Company will adopt the guidance when it becomes effective.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company will adopt the guidance when it becomes effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”).  The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement.  The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6 million.  On April 28, 2020, Whitaker filed a motion to dismiss the New York Action on both procedural and substantive grounds.  On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss.  On July 9, 2020 Whitaker filed reply papers in further support of the motion. The parties await decision from the court on Whitaker’s motion.

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part.  The Court rejected Whitaker’s procedural arguments, but granted the motion on substantive grounds.  However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020.  Whitaker’s opposition, if any, will be due on January 5, 2021 and Monroe and the Company’s reply will be due on January 25, 2021.

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

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The COVID-19 pandemic is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients.  As a result, we are subject to the plans and approaches of our clients have made to address the COVID-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees.  To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience decline in our revenue or write-off of receivables from such clients. Moreover, developments such as social distancing and shelter-in-place directives have impacted our ability to deploy our staffing workforce effectively, thereby impacting contracts with customers in our commercial staffing and professional staffing business streams, where we have seen declines in revenues during the Q3 2020. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the ongoing COVID-19 pandemic may continue to affect our operation and to disrupt the marketplace in which we operate and may negatively impact our sales in fiscal year 2020 and our overall liquidity.

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

In addition, the continuation of the COVID-19 pandemic or an outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

A low trading price could lead Nasdaq to take actions toward delisting our common stock, including immediately delisting of our common stock.

Our common stock is listed on the Nasdaq, and the quantitative listing standards of the Nasdaq require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. On September 24, 2020, we received a letter from the Listing Qualifications Department indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between August 12, 2020 through September 23, 2020, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until March 23, 2021, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

The letter has no immediate impact on the listing of our common stock, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other listing requirements of Nasdaq. Although we will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that we will be able to regain compliance with that rule or will otherwise be in compliance with other listing criteria of Nasdaq. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

NASDAQ has listing requirement of a minimum stockholders’ equity requirement of $2,500. If we fail to maintain stockholders’ equity of at least $2,500 within any provided cure period, our common stock may be involuntarily delisted from NASDAQ.

On June 3, 2020, we received a letter from the Listing Qualifications Department notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500. Further, as of June 9, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

In accordance with Nasdaq Listing Rules, we had 45 calendar days, or until July 20, 2020, to submit a plan to regain compliance with the minimum stockholders’ equity standard. On September 9, 2020, based on our submission, the Listing Qualifications Department granted us an extension of time to regain compliance with Rule 5550(b)(1), subject to our providing the Listing Qualifications Department with certain interim progress reports.

If we fail to evidence compliance upon filing our annual report on Form 10-K for the period ended December 31, 2020, our common stock could be delisted. In such event, Nasdaq Listing Rules permit us to appeal any delisting determination to a Nasdaq Hearing Panel; however, there is no assurance that our appeal would be granted, and if granted, our appeal would be able to delay or prevent delisting. Accordingly, there can be no assurance that we will be able to regain compliance with the Nasdaq Listing Rules or maintain its listing on Nasdaq.

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

The price of our common stock has been, and may continue to be, volatile. This may affect the ability of our investors to sell their shares, and the value of an investment in our common shares may decline.

Historically, the market price of our common stock has fluctuated over a wide range. During the 12-months period ended November 10, 2020, our common stock traded as high as $1.44 per share and as low as $0.33 per share. The market prices of our common stock may continue to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	our quarterly or annual operating results;
•	changes in our earnings estimates;
•	investment recommendations by securities analysts following our business or our industry;
•	additions or departures of key personnel;
•	negative outcome of pending and future claims and litigation;
•	changes in the business, earnings estimates or market perceptions of our competitors;
•	our failure to achieve operating results consistent with securities analysts' projections;
•	changes in industry, general market or economic conditions, including levels of capital spending by customers in the industries we serve; and
•	announcements of legislative or regulatory changes.

Furthermore, the stock market in general has experienced extreme price fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in the staffing industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our stock price. Furthermore, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock.

There has been a limited trading market for our common stock in the past, and we cannot ensure that an active trading market for our common stock can be sustained.

Historically, there has been relatively limited trading volume in the market for our common stock in the past, and the market for our common stock was illiquid. Although the trading volume of our common stock has increased in the recent months, a more active, liquid public trading market may not develop. In addition, we cannot ensure that an active trading market for our stock can be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder's ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If we are unable to maintain an active trading market for our common stock, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or "float" for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for a stockholder to liquidate any investment in our common stock.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On May 12, 2020, Monroe Staffing, our indirect subsidiary, received loan proceeds of approximately $10,000 pursuant to the PPP under the CARES Act administered by the SBA. In addition, on May 20, 2020, KRI, LH and SG, each of which is our wholly owned direct or indirect subsidiary, received loan proceeds in the aggregate amount of $9,395 pursuant to the PPP. We and our subsidiaries used the PPP Loans in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. The PPP Loans are evidenced by promissory notes, dated as of May 12, 2020 and May 20, 2020, as applicable, issued by Newton Federal Bank, which contain customary events of default, including, among others, those relating to breaches of obligations under the PPP Loans, including a failure to make payments, any bankruptcy or similar proceedings, and certain material effects on our ability to repay the PPP Loans. The PPP Loans mature two years following the dates of issuance, bear interest at a rate of 1.00% per annum, and are subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

Beginning on the seventh month following the issuance dates, we are required to make 18 monthly payments of principal and interest. The PPP Loans may be prepaid at any time prior to maturity. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the dates of the first disbursement of the PPP Loans. The amount of the PPP Loans eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. In September, we applied for forgiveness of the PPP Loans in the aggregate amount equal to $19,395. As of the date of this quarterly report, the PPP Loans have not been approved for forgiveness. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loans will ultimately be forgiven by the SBA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 25, 2020, we issued 2,800 shares of common stock to each of our directors as equity compensation for Board services, resulting in the issuance of 11,200 shares of our common stock. The issuance of the shares of common stock to the directors was not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018)
3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015)
3.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015)
3.5	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016)
3.6

Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016.)

3.7	Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018)
3.8

Certificate of Correction to the Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018)

3.9

Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7, 2019 (previously filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on February 11, 2019)

3.10

Certificate of Amendment to the Certificate of Designation of Series E Preferred Stock, dated October 23, 2020 (previously filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on October 27, 2020)

3.12	Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on March 29, 2018)
10.1	Note between Monroe Staffing Services, LLC and Newton Federal Bank, dated May 12, 2020. (previously filed as Exhibit 10 to the Company’s current report on Form 8-K filed with the SEC on May 15, 2020)
10.2

Note among Key Resources Inc., Lighthouse Placement Services, LLC, Staffing 360 Georgia, LLC and Newton Federal Bank, dated May 20, 2020 . (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 26, 2020)

10.3*	Amendment No. 3, dated October 26, 2020, to Amended and Restated Warrant Agreement, dated April 25, 2018.
10.4

Amendment No. 17, dated October 26, 2020, to Credit and Security Agreement with MidCap Funding IV Trusts (previously filed as Exhibit 10.4 to the Company’s current Report on Form 8-K filed with the SEC on October 27, 2020)

10.5±	2020 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on October 1, 2020)
10.6*±	Form of Restricted Stock Award Agreement
10.7*±	Form of Incentive Stock Option Agreement
10.8±	Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.4 to the Company’s current Report on Form 8-K filed with the SEC on October 1, 2020)
10.9

Asset Purchase Agreement, dated as of September 24, 2020, by and among Staffing 360 Solutions, Inc., Staffing 360 Georgia, LLC and FirstPro Recruitment, LLC (previously filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on September 29, 2020)

10.10

Amendment No. 15 to Credit and Security Agreement, dated as of September 7, 2020, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the SEC on September 17, 2020)

10.11

The Consent and Amendment Agreement, dated as of September 15, 2020, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s current Report on Form 8-K filed with the SEC on September 17, 2020)

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

Exhibit No.	Description
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

± These exhibits are management contracts.

† In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2020	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 10, 2020	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Sharnika Viswakula
Sharnika Viswakula
Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)