Form 10-K
period 2021-01-02
Staffing 360 Solutions, Inc.
filed 2021-04-16
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-37575

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0680859
(State of incorporation)	(I.R.S. Employer Identification)

641 Lexington Avenue

Suite 2701

New York, New York 10022

(Address of principal executive offices)

(646) 507-5710

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: Common Stock, par value $0.00001.

The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]	Smaller reporting company	[X]
						Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act): Yes [  ] No [X]

As of June 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $7,040. based on the closing price (last sale of the day) for the registrant’s common stock on the Nasdaq exchange on June 27, 2020 of $1.06 per share.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

As of April 15, 2021, 39,166,528 shares of common stock, $0.00001 par value, were outstanding.

Staffing 360 Solutions, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; government policies, legislation or judicial decisions adverse to our businesses; potential cost overruns and possible rejection of our business model and/or sales methods; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Annual Report, including the “Risk Factors” in Item 1A of this Annual Report and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Staffing 360” and the “Company” mean Staffing 360 Solutions, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in thousands except for share and per share values, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the period ended January 2, 2021.

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

Operating History

The Company generated revenue of $204,527 and $278,478 for Fiscal 2020 and Fiscal 2019, respectively. This decrease was primarily caused by the Covid-19 pandemic.

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

For many staffing companies, demand is lower late in the fourth calendar quarter and early in the first calendar quarter, partly because of holidays, and higher during the rest of the year. Staffing companies may have high receivables from customers. Temporary staffing agencies and PEOs must manage a high cash flow because they funnel payroll payments from employers. Cash flow imbalances also occur because agencies must pay workers even though they haven’t been paid by clients.

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

At some companies, temporary workers have become such a large part of the workforce that staffing company employees sometimes work at the customer’s site to recruit, train, and manage temporary employees. The Company has a number of onsite relationships with its customers. Staffing companies try to match the best qualified employees for the customer’s needs, but often provide additional training specific to that company, such as instruction in the use of proprietary software.

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

Employees

The Company employs approximately 200 full-time employees as part of our internal operations. Additionally, the Company employs more than 3,500 individuals that are placed directly with our clients through our various operating subsidiaries.

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

Risks Relating to Our Business and Industry

The recent COVID-19 pandemic has adversely affected our business and may continue to adversely affect our business until the pandemic is resolved.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The COVID-19 pandemic is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients. As a result, we are subject to the plans and approaches of our clients have made to address the COVID-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees. To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience decline in our revenue or write-off of receivables from such clients. Moreover, developments such as social distancing and shelter-in-place directives have impacted our ability to deploy our staffing workforce effectively, thereby impacting contracts with customers in our commercial staffing and professional staffing business streams, where we had declines in revenues during Q2 2020, Q3 2020 and Q4 2020 compared with the respective periods in 2019. While some government-imposed precautionary measures have been relaxed in certain countries or states, more strict measures have been or may be put in place again due to a resurgence in COVID-19 cases, as has occurred recently in the United Kingdom in response to the spread of a new strain of COVID-19. As a result of the newly imposed government restrictions in the United Kingdom, we had to close both of our offices in the United Kingdom and our employees have been forced to operate remotely from their homes. Employees are returning to our offices in the United Kingdom on a voluntary basis on March 29, 2021. Therefore, the ongoing COVID-19 pandemic may continue to affect our operation and to disrupt the marketplace in which we operate and may negatively impact our sales in fiscal year 2021 and our overall liquidity.

While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, the pandemic has resulted in significant disruptions in general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise needed capital. If we are unsuccessful in raising capital in the future, we may need to reduce activities, curtail or cease operations.

In addition, the continuation or worsening of the COVID-19 pandemic or an outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

Risks Relating to Our Organization

We have incurred significant losses since our inception and may continue to incur losses and thus may never achieve or maintain profitability.

We have incurred substantial losses since our inception, anticipate that we will continue to incur losses for the foreseeable future and may not achieve or sustain profitability. Because of the numerous risks and uncertainties associated with the staffing industry, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, stockholders’ equity and working capital. These factors individually and collectively raise a substantial doubt about our ability to continue as a going concern.

Our failure to become and remain profitable could depress the value of our common stock and impair our ability to raise capital, expand our business, maintain our development efforts, diversify our portfolio of staffing companies, or continue our operations. A decline in the value of our common stock could also cause you to lose all or part of your investment. For more detailed discussion of the risks related to the COVID-19 pandemic, please see “The recent COVID-19 pandemic has adversely affected our business and may continue to adversely affect our business until the pandemic is resolved” above.

Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended January 2, 2021 expressing substantial doubt in our ability to continue as a going concern based on our recurring and continuing losses from operations and our need for additional funding to continue operations and our susceptibility to economic downturns. Our consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern, we may be forced to liquidate our assets which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital or to enter into strategic alliances.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of January 2, 2021, our total gross debt was approximately $55 million. Our level of debt could have significant consequences to our stockholders, including the following:

●	requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;
●	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;
●	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;
●	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;
●	increasing our vulnerability to both general and industry-specific adverse economic conditions including the economic consequences of the COVID-19 pandemic;
●	putting us at a competitive disadvantage versus less leveraged competitors; and
●	increasing vulnerability to changes in the prevailing interest rates.

Our ability to make payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. We had negative cash flows from operations for the fiscal year ended January 2, 2021, and we may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to our ability to expand our operations. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. A default on our debt obligations could have a material adverse effect on our business, financial condition and results of operations and may cause you to lose all or part of your investment.

Further, the outstanding Second Amended and Restated 12% Senior Secured Note due September 30, 2022 (the “2020 Jackson Note”) contains certain customary financial covenants, and we have had instances of non-compliance. Management has historically been able to obtain from the Jackson Investment Group LLC (“Jackson”), waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that we will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately. Our financing with MidCap Funding X Trust (“MidCap”) includes customary financial covenants and we have had instances of non-compliance. We have been able to obtain forbearance of any non-compliance from MidCap, and management expects to continue to be able to obtain necessary forbearance in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such forbearance, and should MidCap refuse to provide a forbearance in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

Our debt instruments and the Series E Certificate of Designation contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

Covenants in our debt instruments and the certificate of designation (the “Series E Certificate of Designation”) for our Series E Preferred Stock (as defined below) impose operating and financial restrictions on us. These restrictions prohibit or limit our ability to, among other things:

●	pay cash dividends to our stockholders, subject to certain limited exceptions;
●	redeem or repurchase our common stock or other equity;
●	incur additional indebtedness;
●	permit liens on assets;
●	make certain investments (including through the acquisition of stock, shares, partnership or limited liability company interests, any loan, advance or capital contribution);
●	sell, lease, license, lend or otherwise convey an interest in a material portion of our assets;
●	cease making public filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and
●	sell or otherwise issue shares of our common stock or other capital stock subject to certain limited exceptions.

Our failure to comply with the restrictions in our debt instruments and/or our Series E Certificate of Designation could result in events of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date or require us to redeem outstanding shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”.) The holders of our debt and Series E Preferred Stock may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

In addition, these restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities. In further addition, certain provisions of the Series E Certificate of Designation require us to use proceeds from any sales of our common stock to redeem shares of the Series E Preferred Stock, which could limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

The 2020 Jackson Note is secured by substantially all of our assets that are not secured by our revolving loan facility with Midcap, and the terms of the 2020 Jackson Note may restrict our current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured lender and the beneficial owner of a substantial percentage of our outstanding shares of common stock.

The 2020 Jackson Note contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that we believe may be in our long-term best interests. The 2020 Jackson Note includes covenants limiting or restricting, among other things, our ability to:

●	incur or guarantee additional indebtedness;
●	pay distributions on, redeem or repurchase shares of our capital stock or redeem or repurchase any of our subordinated debt;
●	make certain investments;

●	sell assets;
●	enter into agreements that restrict distributions or other payments from our restricted subsidiaries;
●	incur or allow the existence of liens;
●	consolidate, merge or transfer all or substantially all of our assets; and
●	engage in transactions with affiliates.

In addition, the 2020 Jackson Note contains financial covenants including, among other things, a fixed charge coverage ratio, minimum liquidity requirements and total leverage ratio. A breach of any of these financial covenants could result in a default under the 2020 Jackson Note. If any such default occurs, Jackson may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. In addition, following an event of default under the 2020 Jackson Note, Jackson will have the right to proceed against the collateral granted to it to secure the debt, which includes our available cash. If the debt under the 2020 Jackson Note was to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

In addition to being our senior secured lender, as of the date of this filing, Jackson owns in excess of 5% of our outstanding shares of common stock, not including shares issuable upon the exercise of certain warrants and the conversion of Series E Preferred Stock. Jackson beneficially owns 22.2% of our common stock including shares issuable upon exercise of warrants and conversion of the Series E Preferred Stock as of the date of this filing, without giving effect to the waiver we received from Jackson on February 5, 2021. Accordingly, Jackson may be able to exert significant influence over us.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On May 12, 2020, Monroe Staffing, our indirect subsidiary, received loan proceeds of $10,000 pursuant to the Payment Protection Program (“PPP”) under the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” administered by the Small Business Association (the “SBA”.) In addition, on May 20, 2020, Key Resources Inc. (“KRI”), Lighthouse Placement Services, LLC (“LH”) and Staffing 360 Georgia, LLC (“SG”), each of which is our wholly owned direct or indirect subsidiary, received loan proceeds in the aggregate amount of $9,395 pursuant to the PPP (the “PPP Loans”.) We and our subsidiaries used the PPP Loans in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. The PPP Loans are evidenced by promissory notes, dated as of May 12, 2020 and May 20, 2020, as applicable, issued by Newton Federal Bank, which contain customary events of default, including, among others, those relating to breaches of obligations under the PPP Loans, including a failure to make payments, any bankruptcy or similar proceedings, and certain material effects on our ability to repay the PPP Loans. The PPP Loans mature two years following the dates of issuance, bear interest at a rate of 1.00% per annum, and are subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

Beginning on the eleventh month following the issuance dates, we are required to make 14 monthly payments of principal and interest. The PPP Loans may be prepaid at any time prior to maturity. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the dates of the first disbursement of the PPP Loans. The amount of the PPP Loans eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. In September, we applied for forgiveness of the PPP Loans in the aggregate amount equal to $19,395. As of the date of this filing, the PPP Loans have not been approved for forgiveness. The Monroe Staffing PPP loan forgiveness status was changed from pending to under review. Under review status is the last stage before forgiveness or rejection. All other PPP loans within the Company remain in pending status. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loans will ultimately be forgiven by the SBA.

In order to apply for the PPP Loans, we were required to certify, among other things, that the current economic uncertainty made the PPP Loans request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic. While we believe that we have satisfied all eligibility criteria for the PPP Loans, and that our receipt of the PPP Loans is consistent with the broad objectives of the CARES Act, the certification described above did not contain any objective criteria and is subject to interpretation.

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

As of January 2, 2021, the Company had a working capital deficiency of $20,793, an accumulated deficit of $92,179 and a net loss of $15,642 in Fiscal 2020. We will need to raise additional capital to pursue growth opportunities, improve our infrastructure, finance our operations and otherwise make investments in assets and personnel that will allow us to remain competitive. Additional capital would be used to accomplish the following:

●	financing our current operating expenses;
●	pursuing growth opportunities;
●	making capital improvements to improve our infrastructure;
●	hiring and retaining qualified management and key employees;
●	responding to competitive pressures;
●	complying with regulatory requirements; and
●	maintaining compliance with applicable laws.

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

We are a party to certain legal proceedings as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Legal Proceedings.” In addition, from time to time, we may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business and relate to contractual and other obligations. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

The uncertainty surrounding the implementation of Brexit may impact our UK operations.

The U.K. left the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. There may continue to be economic uncertainty surrounding the consequences of Brexit that could adversely impact customer confidence, resulting in customers reducing their spending budgets on our services. These and other adverse consequences such as reduced consumer spending, deterioration in economic conditions, loss of key international employees, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.

Our revenue may be adversely affected by fluctuations in currency exchange rates.

A significant portion of our expenditures are expected to be derived or spent in British pounds. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the British pound will impact the amount of our revenues and net income. For example, if the British pound appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the British pound depreciates relative to the U.S. dollar, which was the case during 2016 and in 2020, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported consolidated sales even though we may have experienced an increase in sales transacted in the British pound. Conversely, the impact of currency fluctuations may result in an increase in reported consolidated sales despite declining sales transacted in the British pound. The exchange rate from the U.S. dollar to the British pound has fluctuated substantially in the past and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

Our revenue can vary because our customers can terminate their relationship with us at any time with limited or no penalty.

We focus on providing mid-level professional and light industrial personnel on a temporary assignment-by-assignment basis, which customers can generally terminate at any time or reduce their level of use when compared with prior periods. To avoid large placement agency fees, large companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge a fee based on a percentage of the first year’s salary of a new worker, companies with many jobs to fill have a large financial incentive to avoid agencies.

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

Substantially all of our revenue is derived from multi-year contracts that are terminable for convenience. Under our multi-year agreements, we contract to provide customers with staffing services through work or service orders at the customers’ request. Under these agreements, our customers often have little or no obligation to request our staffing services. In addition, most of our contracts are cancellable on limited notice, even if we are not in default under the contract. We may hire employees permanently to meet anticipated demand for services under these agreements that may ultimately be delayed or cancelled. We could face a significant decline in revenues and our business, financial condition or results of operations could be materially adversely affected if:

●	we see a significant decline in the staffing services requested from us under our service agreements; or
●	our customers cancel or defer a significant number of staffing requests; or our existing customer agreements expire or lapse and we cannot replace them with similar agreements

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

We are engaged in the acquisition of U.S. and U.K. based staffing companies, and our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. To date, we have completed ten acquisitions. We intend to expand our business through acquisitions of complementary businesses, services or products, subject to our business plans and management’s ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing service categories. In certain circumstances, acceptable investments or acquisition targets might not be available. Acquisitions involve a number of risks, including:

●	difficulty in integrating the operations, technologies, products and personnel of an acquired business, including consolidating redundant facilities and infrastructure;
●	potential disruption of our ongoing business and the distraction of management from our day-to-day operations;
●	difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position;
●	difficulty maintaining the quality of services that such acquired companies have historically provided; potential legal and financial responsibility for liabilities of acquired businesses;
●	overpayment for the acquired company or assets or failure to achieve anticipated benefits, such as cost savings and revenue enhancements;
●	increased expenses associated with completing an acquisition and amortizing any acquired intangible assets;
●	challenges in implementing uniform standards, accounting policies, customs, controls, procedures and policies throughout an acquired business;
●	failure to retain, motivate and integrate key management and other employees of the acquired business; and
●	loss of customers and a failure to integrate customer bases.

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

We have been and may be exposed to employment-related claims and losses, including class action lawsuits, which could have a material adverse effect on our business.

We employ people internally and in the workplaces of other businesses. Many of these individuals have access to customer information systems and confidential information. The risks of these activities include possible claims relating to:

●	discrimination and harassment;
●	wrongful termination or denial of employment;
●	violations of employment rights related to employment screening or privacy issues;
●	classification of temporary workers;
●	assignment of illegal aliens;
●	violations of wage and hour requirements;
●	retroactive entitlement to temporary worker benefits;
●	errors and omissions by our temporary workers;
●	misuse of customer proprietary information;
●	misappropriation of funds;
●	damage to customer facilities due to negligence of temporary workers; and
●	criminal activity.

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

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”) and our amended and restated bylaws (the “Bylaws”) may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

●	our Board has the exclusive right to expand the size of our Board and to elect directors to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;
●	a special meeting of stockholders may be called only by a majority of the Board, the executive chairman or the president, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	our stockholders do not have the right to cumulate votes in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	our Board may alter our Bylaws without obtaining stockholder approval;
●	stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the Board or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
●	our Board is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror.

In addition, the terms of the 2020 Jackson Note limit our ability to consolidate, merge, or transfer all or substantially all of our assets or to effect a change in control of ownership of our company. A breach of such restrictions could result in a default under the 2020 Jackson Note, under which Jackson may elect to declare all outstanding borrowings under the 2020 Jackson Note, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Furthermore, our Certificate of Incorporation specifies that, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders, which may include federal claims and derivative actions, except that if no state court located within the State of Delaware has jurisdiction over such claims (including subject matter jurisdiction), the sole and exclusive forum for such claim shall be the federal district court for the District of Delaware. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the Certificate of Incorporation to be inapplicable or unenforceable in such action. Specifically, the choice of forum provision in requiring that the state courts of the State of Delaware be the exclusive forum for certain suits would (i) not be enforceable with respect to any suits brought to enforce any liability or duty created by the Exchange Act and (ii) have uncertain enforceability with respect to claims under the Securities Act of 1933, as amended (the “Securities Act”.) The choice of forum provision in the Certificate of Incorporation does not have the effect of causing our stockholders to have waived our obligation to comply with the federal securities laws and the rules and regulations thereunder.

Risks Relating to our Common Stock

Our common stock may be delisted from Nasdaq.

On June 3, 2020, we received a letter from the Listing Qualifications Department notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000. Further, as of June 9, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

In accordance with the Nasdaq Listing Rules, we were afforded the opportunity to submit a plan to regain compliance with the minimum stockholders’ equity standard. Based on our submissions, the Listing Qualifications Department granted us an extension to regain compliance with Rule 5550(b)(1) until November 30, 2020.

On December 1, 2020, we received notice that because we had not met the terms of the extension, our common stock would be subject to delisting from Nasdaq, unless we timely requested a hearing before the Panel. We timely requested a hearing before the Panel, which automatically stayed any suspension or delisting action pending the issuance of a decision by the Panel following the hearing and the expiration of any additional extension period granted by the Panel. The hearing occurred on January 21, 2021. At the hearing, we provided the Panel with an update on our compliance plan and requested a further extension of time in which to regain compliance. On February 3, 2021, we received a letter from the Panel noting it has granted our request for an extension until February 28, 2021 to regain compliance with the minimum $2.5 million stockholders’ equity requirement, or the alternative compliance standards as set forth in Nasdaq Listing Rule 5550(b)(1). On March 4, 2021 the Company received a letter extending the deadline for compliance to May 31, 2021.

Although we are taking actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us will be successful. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock could be severely limited. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

Historically, the market price of our common stock has fluctuated over a wide range. Between our stock splits occurring on September 17, 2015, and January 3, 2018, our common stock traded in a range from $2.50 to $39.50 per share. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for a stockholder to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

●	our quarterly or annual operating results;
●	changes in our earnings estimates;
●	investment recommendations by securities analysts following our business or our industry;
●	additions or departures of key personnel;
●	changes in the business, earnings estimates or market perceptions of our competitors;
●	our failure to achieve operating results consistent with securities analysts’ projections;
●	changes in industry, general market or economic conditions; and
●	announcements of legislative or regulatory changes.

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

We initiated a dividend program under which we intend to pay a regular quarterly cash dividend of $0.01 per share to holders of our common stock. The first $0.01 per share dividend was paid on February 28, 2019 to shareholders of record as of February 15, 2019. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividend in order to maintain our financial flexibility and best position our Company for long-term success. The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board of Directors deems relevant. In addition, we are limited in our ability to pay dividends by certain of our existing agreements and the certificate of designations for our Series E Preferred Stock. In particular, our debt agreements and certificate of designations for our Series E Preferred Stock only permit us to pay quarterly cash dividend of one cent per share of common stock issued and outstanding, provided, that such cash dividend does not exceed $100 in the aggregate per fiscal quarter. We may not pay such dividends if any events of default exist under our debt agreements or the certificates of designations for our Series E Preferred Stock. In addition, so long as any shares of Series A Preferred Stock are outstanding, as they are at this time, we are not able to declare, pay or set apart for payment any dividend on any shares of common stock, unless at the time of such dividend we have paid all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock. Effective January 1, 2020, Jackson does not allow for any further Series A dividend payments so, as a consequence, a Common Stock dividend will not be declared while the Jackson note is outstanding.

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

General Risk Factors

Our growth of operations could strain our resources and cause our business to suffer.

While we plan to continue growing our business organically through expansion, sales efforts, and strategic acquisitions, while maintaining tight controls on our expenses and overhead, lean overhead functions combined with focused growth may place a strain on our management systems, infrastructure and resources, resulting in internal control failures, missed opportunities, and staff attrition which could impact our business and results of operations.

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

Even if we are successful in acquiring, our acquisitions may subject our business to risks that may impact our results of operation:

●	inability to integrate acquired companies effectively and realize anticipated synergies and benefits from the acquisitions;
●	diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;
●	inability to appropriately scale critical resources to support the business of the expanded enterprise and other unforeseen challenges of operating the acquired business as part of our operations;
●	inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of our operations;
●	impact of liabilities of the acquired businesses undiscovered or underestimated as part of the acquisition due diligence;
●	failure to realize anticipated growth opportunities from a combined business, because existing and potential clients may be unwilling to consolidate business with a single supplier or to stay with the acquirer post acquisition;

●	impacts of cash on hand and debt incurred to finance acquisitions, thus reducing liquidity for other significant strategic objectives; and
●	internal controls, disclosure controls, corruption prevention policies, human resources and other key policies and practices of the acquired companies may be inadequate or ineffective.

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

Our management has identified a material weakness in our internal control over financial reporting relating to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company. This material weakness, if not remediated, could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate internal controls over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. During the preparation of our financial statements for the year ended January 2, 2021, we and our auditors identified a material weakness (as such term is defined below) in our internal control over financial reporting. We lack a sufficient complement of competent finance personnel to appropriately account for, review, and disclose the completeness and accuracy of transactions entered into by the Company. As part of our remediation plan, we plan to hire additional employees and external consultants who have the technical skillset to improve our financial reporting; implement new policies, procedures and controls; properly review transactions recorded and classified in the financial statements; and ensure proper accounting and related disclosures for complex accounting matters when necessary both in the United States and United Kingdom.

Although we are working to remedy the material weaknesses in our internal control over financial reporting discussed above, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the Securities and Exchange Commission and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal control over financial reporting relating the above items could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.

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

All offices are operated from leased space ranging from approximately 500 to 10,000 square feet, typically through operating leases with terms that range from six months to ten years, and thus with expirations from 2021 through 2029. We believe that our facilities are adequate for our current requirements and that the Company’s leasing strategies provide us with sufficient flexibility to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of Key Resources, Inc. (“KRI”), Pamela D. Whitaker (“Whitaker,” “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe Staffing Services LLC (“Monroe”) and the Company (collectively, the “Defendants”) arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI, to Monroe in August 2018. Whitaker is seeking $4,054 in alleged damages.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the Middle District of North Carolina issued a decision that reversed the Magistrate Judge’s Order, granting Plaintiff’s motion to remand and denying Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and their opening brief is due on April 21, 2021.

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”.) The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement. The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6 million. On April 28, 2020, Whitaker filed a motion to dismiss the New York Action on both procedural and substantive grounds. On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss. On July 9, 2020 Whitaker filed reply papers in further support of the motion.

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part. The Court rejected Whitaker’s procedural arguments but granted the motion on substantive grounds. However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020. Monroe and the Company filed a letter of motion for leave to amend and a proposed Amended Complaint on December 1, 2020. On January 5, 2021, Whitaker filed an opposition to the letter motion. On January 25, 2021, Monroe and the Company filed a reply in further support of the letter motion. On March 9, 2021, the Court granted Monroe and the Company’s motion for leave to amend, in part, and denied the motion, in part. The Court rejected Monroe and the Company’s claim for fraudulent inducement but granted the motion for leave to amend their breach of contract claim. Monroe and the Company filed their amended complaint on March 12, 2021. On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. Monroe and the Company’s opposition to the motion to dismiss is due on April 23, 2021.

Monroe and the Company intend to pursue their claims vigorously.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s common stock are traded on the Nasdaq Capital Market under the ticker symbol “STAF.”

Holders of Common Stock

As of April 15, 2021, there were approximately 514 shareholders of record of the Company’s common stock.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that have been disclosed by the Company in quarterly reports on Form 10-Q, current reports on Form 8-K, and as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financings,” the following are the only sales of unregistered securities: during the period December 30, 2019 through January 2, 2021 - we issued 15,000 shares of common stock, with an aggregate value of $18 to Greenridge Global, LLC in return for investor relations advisory services.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Annual Report, including the “Risk Factors” in Item 1A of this Annual Report and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Recent Developments

COVID-19

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The COVID-19 pandemic is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients. As a result, we are subject to the plans and approaches our clients have made to address the COVID-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees. To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience decline in our revenue or write-off of receivables from such clients. Moreover, developments such as social distancing and shelter-in-place directives have impacted our ability to deploy our staffing workforce effectively, thereby impacting contracts with customers in our commercial staffing and professional staffing business streams, where we have had declines in revenues during Q2 2020, Q3 2020 and Q4 2020 compared with the respective periods in 2019. While some government-imposed precautionary measures have been relaxed in certain countries or states, more strict measures have been or may be put in place again due to a resurgence in COVID-19 cases, as has occurred recently in the United Kingdom in response to the spread of a new strain of COVID-19. As a result of the newly imposed government restrictions in the United Kingdom, we had to close both of our offices in the United Kingdom, and our employees have been forced to operate remotely from their homes. Employees are returning to our offices in the United Kingdom on a voluntary basis on March 29, 2021. Therefore, the ongoing COVID-19 pandemic may continue to affect our operation and to disrupt the marketplace in which we operate and may negatively impact our sales in fiscal year 2021 and our overall liquidity.

While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, the pandemic has resulted in significant disruptions in general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise needed capital. If we are unsuccessful in raising capital in the future, we may need to reduce activities, curtail or cease operations.

In addition, the continuation or worsening of the COVID-19 pandemic or an outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

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

In accordance with the Nasdaq Listing Rules, we were afforded the opportunity to submit a plan to regain compliance with the minimum stockholders’ equity standard. Based on our submissions, the Listing Qualifications Department granted us an extension to regain compliance with Rule 5550(b)(1) until November 30, 2020.

On December 1, 2020, we received notice that because we had not met the terms of the extension, our common stock would be subject to delisting from Nasdaq, unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”.) We timely requested a hearing before the Panel, which automatically stayed any suspension or delisting action pending the issuance of a decision by the Panel following the hearing and the expiration of any additional extension period granted by the Panel. The hearing occurred on January 21, 2021. At the hearing, we provided the Panel with an update on our compliance plan and requested a further extension of time in which to regain compliance. On February 3, 2021, we received a letter from the Panel noting it has granted our request for an extension until February 28, 2021 to regain compliance with the minimum $2.5 million stockholders’ equity requirement, or the alternative compliance standards as set forth in Nasdaq Listing Rule 5550(b)(1). On March 4, 2021 the Company received a letter extending the deadline for compliance to May 31, 2021.

Although we are taking actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us will be successful. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock could be severely limited. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

December 2020 Public Offering

On December 29, 2020, we closed the sale of an aggregate of 4,816,665 shares of common stock in an underwritten public offering (the “December 2020 Public Offering”), at an offering price to the public of $0.60 per share. We received net proceeds from the December 2020 Public Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, of approximately $2.4 million. We used 75% of the net proceeds from such underwritten offering to redeem a portion of our outstanding Jackson Note due September 30, 2022, and 25% of the net proceeds from such underwritten offering to redeem a portion of our Series E Preferred Stock.

December 2020 Registered Direct Offering

On December 31, 2020, we closed the sale of an aggregate of 2,662,596 shares of common stock in a registered direct offering (the “December 2020 Registered Direct Offering”), at an offering price of $0.66 per share. We received net proceeds from the December 2020 Registered Direct Offering, after deducting placement agent fees and other estimated offering expenses payable by us, of approximately $1.5 million. We used 75% of the net proceeds from such registered direct offering to redeem a portion of our outstanding Jackson Note, and 25% of the net proceeds from such registered direct offering to redeem a portion of our Base Series E Preferred Stock.

February 2021 Public Offering

On February 9, 2021, we announced the pricing of a public offering of an aggregate of 21,855,280 shares of its common stock at a public offering price of $0.90 per share (the “Offering”.) The Offering was made pursuant to the Company’s registration statement on Form S-1 initially filed on January 13, 2021, as subsequently amended and declared effective on February 9, 2021. The Offering was made only by means of a prospectus forming a part of the effective registration statement.

The Offering closed on February 12, 2021. In the Offering, the Company issued 20,851,199 shares of common stock and pre-funded warrants to purchase up to 1,004,081 shares of common stock, at an exercise price of $0.0001 per share (the “Pre-funded Warrants”.) The Pre-funded Warrants were sold at $0.8999 per Pre-Funded Warrant. The Pre-funded Warrants were immediately exercisable and could be exercised at any time after their original issuance until such Pre-funded Warrants were exercised in full. The Pre-funded Warrants were exercised immediately upon issuance, and 1,004,081 shares of common stock were issued on February 12, 2021.

The net proceeds to the Company from the Offering were approximately $18.1 million, after deducting placement agent fees and estimated offering expenses payable by the Company. While the Company’s Series E Preferred Stock is outstanding, the Company is required to use the proceeds of any sales of equity securities, including the securities offered in the Offering, exclusively to redeem any outstanding shares of the Company’s Series E Preferred Stock, subject to certain limitations. On February 12, 2021, the Company used approximately 75% of the net proceeds from the Offering to redeem a portion of the outstanding Jackson Note, which had an outstanding principal amount and accrued interest of $32,710 as of February 9, 2021, and 25% of the net proceeds from the Offering to redeem a portion of the Company’s Series E Preferred Stock. Pursuant to the Limited Consent (as defined below), upon closing of the Offering, the Company redeemed a portion of the 2020 Jackson Note with an outstanding principal amount of $13,556 and interest accrued thereon and redeemed 4,518 shares of the Base Series E Preferred Stock. Following the redemption of the Base Series E Preferred Stock, the Company has 6,172 shares of Base Series E Preferred Stock outstanding with an aggregate stated value of $6,172.

Jackson Waivers

On February 5, 2021, we entered into a Limited Consent and Waiver (the “Limited Consent”) with Jackson Investment Group, LLC (“Jackson”) whereby, among other things, Jackson agreed that we may use 75% of the proceeds from the Offering to redeem a portion of the 2020 Jackson Note, which at the time had an outstanding principal amount and accrued interest of $32,710, and 25% of the net proceeds from the Offering to redeem a portion of our Base Series E Preferred Stock, notwithstanding certain provisions of the Series E Certificate of Designation that would have required us to use all the proceeds from the Offering to redeem the Base Series E Preferred Stock. In addition, we also agreed in the Limited Consent to additional limits on our ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap Funding [X] Trust. We also agreed that to the extent that any of our PPP Loans are forgiven after the Offering, Jackson may convert the Base Series E Preferred Stock and Series E-1 Preferred Stock that remains outstanding into a secured note that is substantially similar to the 2020 Jackson Note. On April 8, 2021, the limited waiver was extended to June 17 ,2021.

Jackson also entered into a Limited Waiver and Agreement with us on February 5, 2021, whereby Jackson agreed that it would not convert any shares of the Base Series E Preferred Stock or Series E-1 Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the Offering. Jackson also waived any event of default under the Series E Certificate of Designation and the 2020 Jackson Note that would have resulted from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Base Series E Preferred Stock and the exercise of Jackson’s warrants. On April 8, 2021, the limited waiver was extended to June 17 ,2021.

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

Clement May Acquisition

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) of the share capital of Clement May Limited (“CML”.) Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) the assignment of certain outstanding debt owed to the CML Majority Holder to the Principal as set forth in that Share Purchase Agreement, (iv) an earn-out payment of up to £500, the amount to be calculated and paid on or around December 28, 2019 pursuant to the Share Purchase Agreement, and (v) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above transaction, the Company entered into a term loan with HSBC Bank plc.

Key Resources Inc. Acquisition

On August 27, 2018, the Company and Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect subsidiary of the Company, entered into a share purchase agreement with Pamela D. Whitaker (for purposes of this paragraph, the “Seller”), pursuant to which the Seller sold 100% of the common shares of Key Resources Inc. (“KRI”) to Monroe Staffing (the “KRI Transaction”.) The KRI Transaction closed simultaneously with the signing of the share purchase agreement. The purchase price in connection with the KRI Transaction was approximately $12,163, of which (a) approximately $8,109 was paid to the Seller at closing, (b) up to approximately $2,027 is payable as earnout consideration to the Seller on August 27, 2019 and (c) up to $2,027 is payable as earnout consideration to the Seller on August 27, 2020. While the Company had recognized the liability for the earnout consideration due the seller of KRI, Pamela D. Whitaker (“Whitaker”), within current liabilities as of December 28, 2019, in February 2020 the Company filed an action against Whitaker for breach of contract, which more than offsets the earnout consideration recognized. The Company paid interest of $30 in Fiscal 2019 and $40 in Fiscal 2020. Refer to legal proceedings below for action filed against Whitaker, the former owner of KRI.

To finance the above transaction, the Company entered into an agreement with Jackson on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428 in the Company.

firstPRO Transaction

On September 24, 2020, we and Staffing 360 Georgia, LLC d/b/a firstPRO, our wholly-owned subsidiary (for purposes of this paragraph and the succeeding two paragraphs, the “Seller”), entered into an Asset Purchase Agreement with firstPRO Recruitment, LLC (for purposes of this paragraph, the “Buyer”), pursuant to which the Seller sold to the Buyer substantially all of the Seller’s assets used in or related to the operation or conduct of its professional staffing and recruiting business in Georgia (the “Assets,” and such sale, the “firstPRO Transaction”). In addition, the Buyer agreed to assume certain liabilities related to the Assets. The purchase price in connection with the firstPRO Transaction was $3,300, of which (a) $1,220 was paid at closing (the “Initial Payment”) and (b) $2,080 was held in a separate escrow account (the “Escrow Funds”), which will be released upon receipt of the forgiveness of the Seller’s Paycheck Protection Program loan by the SBA. In the event that all or any portion of the PPP Loan is not forgiven by the SBA, all or portion of the certain funds being held in escrow will be used to repay any unforgiven portion of the PPP Loan in full. The firstPRO Transaction closed on September 24, 2020. In September, we submitted the PPP Loan forgiveness applications to the SBA. As of the date of this filing, the PPP Loan has not been approved for forgiveness, and there is no guarantee that all or portion of the PPP Loan will be forgiven.

In connection with execution of the Asset Purchase Agreement, we and certain of our subsidiaries entered into a Consent Agreement with Jackson (the “Consent”), a noteholder pursuant to that certain Amended and Restated Note Purchase Agreement, dated as of September 15, 2017, as amended (the “Existing Note Purchase Agreement”). Under the terms of the Consent and the Series E Certificate of Designation, in consideration for Jackson’s consent to the firstPRO Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock, and the Escrow Funds, subject to the forgiveness of PPP Loan discussed above, will be used to redeem a portion of the Series E Preferred Stock. As this provision results in a contingent redemption feature, approximately $2.1 million of the Series E Preferred Stock was reclassified to mezzanine equity during the year ended January 2, 2021.

To induce the Buyer to enter into the Asset Purchase Agreement, the Seller also entered into a Transition Services Agreement with the Buyer, pursuant to which each party will provide certain transition services to minimize any disruption to the businesses of the Seller and the Buyer arising from the firstPRO Transaction.

For Fiscal 2020 and Fiscal 2019

	Fiscal 2020	% of Revenue	Fiscal 2019	% of Revenue	Growth
Revenue	$204,527	100.0%	$278,478	100.0%	(26.6)%
Cost of revenue	169,714	83.0%	230,169	82.7%	(26.3)%
Gross profit	34,813	17.0%	48,309	17.3%	(27.9)%
Operating expenses	43,593	21.3%	47,686	17.1%	(8.6)%
(Loss) Income from operations	(8,780)	(4.3)%	623	0.2%	(1509.3)%
Other expenses	(6,962)	(3.4)%	(5,852)	(2.1)%	19.0%
Benefit for income taxes	100	(0.0)%	335	0.1%	(70.1)%
Net loss	$(15,642)	(7.6)%	$(4,894)	(1.8)%	219.6%

Revenue

Fiscal 2020 revenue decreased by 26.6% to $204,527 as compared with $278,478 for Fiscal 2019. Of that decline, $74,386 was attributable to organic revenue decline, slightly offset by $435 of favorable foreign currency translation. Within organic revenue, temporary contractor revenue declined $69,321 and permanent placement declined $5,065. The revenue decline in 2020 as compared to 2019 is the result of the impact of the Covid-19 pandemic. In addition, the sale of firstPRO in September 2020 resulted in 9 months of revenue for fiscal 2020 versus 12 months in fiscal 2019.

Revenue in Fiscal 2020 was comprised of $198,066 of temporary contractor revenue and $6,461 of permanent placement revenue, compared with $266,974 and $11,504 for Fiscal 2019, respectively.

Cost of revenue, Gross profit and gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Fiscal 2020, cost of revenue was $169,714, a decrease of 26.3% from $230,169 in Fiscal 2019, compared with revenue decline of 26.6%.

Gross profit for Fiscal 2020 was $34,813, a decrease of 27.9% from $48,309 for Fiscal 2019, representing gross margin of 17.0% and 17.3% for each period, respectively. The decline was driven by $13,557 of organic decline and only nine months of activity for firstPRO, slightly offset by $61 of favorable foreign currency translation.

Operating expenses

Operating expenses for Fiscal 2020 were $43,593, a decrease of 8.6% from $47,686 for Fiscal 2019. The decrease in operating expenses was driven by headcount reductions, only nine months of activity for firstPRO, goodwill impairment of firstPRO, lower variable costs and savings attributable to synergies within the subsidiaries, and cost savings initiatives.

Other Expenses

Other expenses for Fiscal 2020 were $6,962, an increase of 19.0% from $5,852 in Fiscal 2019. The increase was driven by the following: $41 interest income restructuring charge in Fiscal 2020 versus $0 in Fiscal 2019; a $124 gain on sales of firstPRO in Fiscal 2020 versus a gain of $1,077 on CBS Butler earnout settlement in Fiscal 2019 and $847 gain on settlement of firstPRO deferred consideration in Fiscal 2019. These were partially offset by $584 gain in remeasuring the intercompany note in Fiscal 2020 compared with a gain of $383 in Fiscal 2019; other income of $125 in Fiscal 2020 versus $326 in Fiscal 2019; $433 lower interest expense recorded in Fiscal 2020 versus Fiscal 2019 due to the restructuring of $35 million debt in Fiscal 2020; and $298 of lower net amortization of debt discount and deferred financing costs.

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

The following table details Revenue and Gross Profit by Business Streams:

	Fiscal 2020	Mix	Fiscal 2019	Mix

Revenue
Commercial Staffing - US	$113,970	56%	$127,330	46%
Professional Staffing - US	23,477	11%	37,294	13%
Professional Staffing - UK	67,080	33%	113,854	41%
Total Service Revenue	$204,527		$278,478

Gross Profit
Commercial Staffing - US	$17,845	51%	$20,080	42%
Professional Staffing - US	7,546	22%	14,081	29%
Professional Staffing - UK	9,422	27%	14,148	29%
Total Gross Profit	$34,813		$48,309

Gross Margin
Commercial Staffing - US	15.7%		15.8%
Professional Staffing - US	32.1%		37.8%
Professional Staffing - UK	14.0%		12.4%
Total Gross Margin	17.0%		17.3%

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

	Fiscal 2020	Fiscal 2019
Net loss	$(15,642)	$(4,894)

Interest expense	7,195	7,628
Benefit from income taxes	(100)	(335)
Depreciation and amortization	3,677	4,226
EBITDA	$(4,870)	$6,625

Acquisition, capital raising and other non-recurring expenses (1)	6,714	4,956
Other non-cash charges (2)	662	840
Impairment of Goodwill	2,969	—
Re-measurement gain on intercompany note	(584)	(383)
Gain on settlement of deferred consideration	—	(1,924)
Restructuring charges	21	(10)
Gain from sale of business	(124)	—
Other income	(125)	(326)
Adjusted EBITDA	$4,663	$9,778

Adjusted EBITDA of Divested Business (3)	$(507)	$(908)

Pro Forma Adjusted EBITDA (4)	$4,156	$8,870

Adjusted Gross Profit (5)	$31,199	$40,425

Adjusted EBITDA as percentage of Adjusted Gross Profit	14.9%	24.2%

(1)

Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business. In addition, the Company included non-recurring expenses related to salaries, rent and bad debts which were a direct result of the Covid-19 pandemic. Due to government mandated restrictions, the Company had to temporarily close all of its offices and, due to social distancing restrictions, could not make full use of these facilities for significant periods of time during the year, both in the US and UK. These restrictions are still ongoing in 2021. The Company calculated an adjustment of $1.4 million for the time these offices were closed or partially not used due to Covid-19 related restrictions. In addition, the Company reduced headcounts throughout the Company. The reduction in 2019 related to performance and in 2020 related to Covid-19 staff reductions. These positions are no longer included in the current cost structure. The Company had internal staff of 291 just before the onset of the pandemic and 196 by the end of the Fiscal 2020. Salary adjustments are standard treatment for adjustment to EBITDA for management reporting purposes.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

(3)	Adjusted EBITDA of Divested Business for the period prior to the divestment date.

(4)	Pro Forma Adjusted EBITDA excludes the Adjusted EBITDA of Divested Business for the period prior to the divestment date.

(5)	Adjusted Gross Profit excludes gross profit of business divested in September 2020, for the period prior to divestment date.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of the Company’s efficiency for converting incremental gross profit into Adjusted EBITDA.

	Fiscal 2020	Fiscal 2019

Gross Profit - TTM (Current Period)	$34,813	$48,309
Gross Profit - TTM (Prior Period)	48,309	48,304
Gross Profit – Growth (Decline)	$(13,496)	$5

Adjusted EBITDA - TTM (Current Period)	$4,663	$9,778
Adjusted EBITDA - TTM (Prior Period)	9,778	9,007
Adjusted EBITDA – Growth (Decline)	$(5,115)	$771

Operating Leverage	38%	15420%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	Fiscal 2020	Fiscal 2019

Total Term Debt, Net	$54,810	$38,816
Addback: Total Debt Discount and Deferred Financing Costs	559	497
Total Debt	$55,369	$39,313

TTM Adjusted EBITDA	$4,663	$9,778

Pro Forma TTM Adjusted EBITDA	$4,156	$8,870

Pro Forma Leverage Ratio	13.32x	4.43x

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

	Fiscal 2020	Fiscal 2019

Net cash flow used in operating activities	$(14,256)	$(10,840)

Collection of UK factoring facility deferred purchase price	8,654	13,970

Repayments on accounts receivable financing	(2,426)	(2,708)

Net cash (used in) provided by operating activities including proceeds from accounts receivable financing	$(8,028)	$422

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

Our primary uses of cash have been for professional fees related to our operations and financial reporting requirements and for the payment of compensation, benefits and consulting fees. The following trends may occur as the Company continues to execute on its strategy:

●	An increase in working capital requirements to finance organic growth,
●	Addition of administrative and sales personnel as the business grows,
●	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enter new markets,
●	A continuation of the costs associated with being a public company, and
●	Capital expenditures to add technologies.

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

For Fiscal 2020 the Company had a working capital deficiency of $20,793, an accumulated deficit of $92,179, and a net loss of $15,642.

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

Operating activities

For Fiscal 2020, net cash used in operations of $14,256 was primarily attributable to changes in operating assets and liabilities totalling $7,800 and a net loss of $15,642, offset by non-cash adjustments of $9,186. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $7,314, decrease in other assets of $941, increase in accounts payable and accrued expenses of $1,659, decrease in other current liabilities of $2,058, and decrease in other long-term liabilities of $1,657, offset by increase in accounts payable – related party of $1,598, increase in prepaid expenses of $427, and increase in other of $424. Non-cash add backs of $9,186 primarily relates to amortization of intangible assets and depreciation of $3,275, right of use assets amortization of $1,521, amortization of debt discount and deferred financing of $559, stock-based compensation of $637, bad debt expense of $933, and write-off of goodwill of $2,969, offset by remeasurement gain on intercompany note of $584 and gain on sale of subsidiary of $124.

For Fiscal 2019, net cash used in operations of $10,840 was primarily attributable to changes in operating assets and liabilities totalling $10,230 and a net loss of $4,894, offset by non-cash adjustments of $4,284. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $7,574, increase in other assets of $2,123, decrease in accounts payable and accrued expenses of $1,893, decrease in other current liabilities of $94, and decrease in other long-term liabilities of $85, offset by increase in accounts payable – related party of $1,114, decrease in prepaid expenses of $367, and increase in other of $58. Non-cash add backs of $4,284 primarily relates to amortization of intangible assets and depreciation of $3,369, right of use assets amortization of $1,533, amortization of debt discount and deferred financing of $857, and stock-based compensation of $832, offset by remeasurement gain on intercompany note of $383 and gain on settlement of deferred consideration of $1,924.

Investing activities

For Fiscal 2020, net cash flows provided by investing activities was $11,697, of which $8,654 was from the collection of UK factoring facility deferred purchase price and $3,300 was attributable to proceeds from the sale of a subsidiary, partially offset by purchase of property and equipment of $257.

For Fiscal 2019, net cash flows provided by investing activities was $13,460, of which $13,970 was related to the collection of the UK factoring facility deferred purchase price, partially offset by purchase of property and equipment of $510.

Financing activities

For Fiscal 2020, net cash flows provided by financing activities totalled $11,553, of which $2,426 relates to repayments on accounts receivable financing, net, payment of third-party financing costs of $795, dividends paid to related parties of $3,333, redemption of Series E Preferred Stock of $1,920, repayment of term loans of $4,734; and financing costs – related party of $488; offset by proceeds from equity raise of $4,634, proceeds from PPP loans of $19,395 and proceeds from term loans of $1,220.

For Fiscal 2019, net cash flows used in financing activities totalled $4,389, of which $2,708 relates to repayments on accounts receivable financing, net, payment on deferred consideration for $6,230, payment of third-party financing costs of $1,154, dividends paid to related parties of $1,175, dividends paid to shareholders of $337, and repayment on HSBC loan of $650; financing costs – related party of $188; offset by proceeds from equity raise of $5,515 and proceeds from related party term loan of $2,538.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 in the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Staffing 360 Solutions, Inc.

New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. (the “Company”) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended January 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, has a net capital deficiency, and faces uncertainty as to the operational impact of the COVID-19 outbreak, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Quantitative Assessment

At January 2, 2021, the Company’s consolidated goodwill balances was approximately $27 million, which is allocated between four reporting units. As discussed in Note 7 to the consolidated financial statements, the Company tests goodwill for impairment at least annually at the reporting unit level. The Company determines the fair value of the reporting unit using a combination of an income approach and a market approach. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future cash flow, discount rates and market multiples of comparable companies. These assumptions are affected by expected future market or economic conditions, including the impact of COVID-19.

We identified the goodwill impairment quantitative assessment as a critical audit matter because of the significant assumptions management makes as part of the assessment to estimate the fair value of the reporting units. The income approach requires significant management assumptions in projecting future cash flows, including, revenue growth rate and discount rates. The market approach requires significant judgment in selecting the appropriate peer companies and the valuation multiples. These assumptions are further impacted by the inherent uncertainties resulting from COVID-19 pandemic related to the timing and extent of economic and market recovery. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the involvement of professionals with specialized skill or knowledge.

The primary procedures we performed to address this critical matter included:

●	Evaluating the reasonableness of management’s assumptions in the calculation of fair value of reporting units, including the revenue growth rate in the projected future cash flows by comparing to prior period forecasts, historical operating performance, internal and external communications by the Company and publicly available industry data of peer companies.

●	Evaluating the reasonableness of management’s assumptions related to the extent of business disruption and timing of recovery by i) comparing management’s analysis of the expected business disruption attributed to the pandemic to actual results observed since the pandemic began during the Company’s fiscal year 2020, and ii) comparing management’s analysis of the timing of economic recovery to published industry forecasts and analyst reports in order to consider contradictory evidence regarding the expected impact of the COVID-19 disruption and timing of recovery.

●	Assessing the Company’s ability to estimate future cash flows, including projected revenues by comparing the Company’s historical cash flow forecasts to actual results.

●	Utilizing personnel with specialized knowledge and skill in valuation to assist in: i) assessing the appropriateness and relative weighting of valuation methodology, ii) evaluating the reasonableness of the discount rate used in the income approach, and iii) evaluating the reasonableness of the assumptions used to select peer companies and valuation multiples in market approach.

/s/ BDO USA LLP

We have served as the Company’s auditor since 2017.

New York, NY

April 16, 2021

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	As of January 2, 2021	As of December 28, 2019
ASSETS
Current Assets:
Cash	$8,256	$1,196
Cash in escrow	2,080	—
Accounts receivable, net	24,568	26,604
Prepaid expenses and other current assets	1,251	842
Total Current Assets	36,155	28,642

Property and equipment, net	1,066	1,528
Goodwill	27,045	31,049
Intangible assets, net	16,017	19,511
Other assets	3,168	3,223
Right of use assets	3,433	4,888
Total Assets	$86,884	$88,841
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$15,030	$16,577
Accrued expenses - related party	2,306	3,884
Current debt, related party	1,139	37,780
Current portion of debt	1,260	676
PPP Loans	12,468	—
Accounts receivable financing	16,986	19,374
Leases - current liabilities	1,211	1,797
Other current liabilities	6,548	3,907
Total Current Liabilities	56,948	83,995

Long-term debt, related party	32,182	—
Long-term debt	834	360
PPP Loans, non-current	6,927	—
Leases – non-current	2,226	3,183
Other long-term liabilities	3,787	1,670
Total Liabilities	102,904	89,208

Commitments and contingencies	—	—
Series E-1 Preferred Stock, 6,500 designated, $0.00001 par value, 1,363 and 729 shares issued and outstanding as of January 2, 2021 and December 28, 2019, respectively	—	—
Contingently redeemable Series E Preferred Stock	2,080	—

Stockholders’ Deficit:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, related party, 1,663,008 designated, $0.00001 par value, $1.00 stated value, 1,663,008 and 1,039,380 shares issued and outstanding as of January 2, 2021 and December 28, 2019, respectively	—	—
Series E Preferred Stock, 13,000 designated, $0.00001 par value, 11,080 and 13,000 shares issued and outstanding as of January 2, 2021 and December 28, 2019, respectively	11	13
Common stock, $0.00001 par value, 40,000,000 shares authorized; 16,818,624 and 8,785,748 shares issued and outstanding as of January 2, 2021 and December 28, 2019, respectively	1	1
Additional paid in capital	73,844	76,214
Accumulated other comprehensive income (loss)	223	(58)
Accumulated deficit	(92,179)	(76,537)
Total Stockholders’ Deficit	(18,100)	(367)
Total Liabilities, Contingently Redeemable Preferred Stock and Stockholders’ Deficit	$86,884	$88,841

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

	Fiscal 2020	Fiscal 2019
Revenue	$204,527	$278,478

Cost of revenue	169,714	230,169

Gross Profit	34,813	48,309

Operating Expenses:
Selling, general and administrative expenses	37,506	44,317
Impairment of goodwill	2,969	—
Depreciation and amortization	3,118	3,369
Total Operating Expenses	43,593	47,686

(Loss) Income From Operations	(8,780)	623

Other (Expenses) Income:
Interest expense	(7,195)	(7,628)
Amortization of debt discount and deferred financing costs	(559)	(857)
Re-measurement gain on intercompany note	584	383
Gain from sale of business	124	—
Gain on settlement of deferred consideration	—	1,924
Interest expense - restructuring	(41)	—
Other income, net	125	326
Total Other Expenses, net	(6,962)	(5,852)

Loss Before Provision For Income Tax	(15,742)	(5,229)

Benefit for income taxes	100	335

Net Loss	(15,642)	(4,894)

Dividends - Series A preferred stock - related party	125	200
Dividends - Series E preferred stock - related party	2,472	1,560
Dividends - Series E-1 preferred stock - related party	756	728
Deemed dividend	4,690	—

Net loss Attributable to Common Stockholders	$(23,685)	$(7,382)

Basic and Diluted Net Loss per Share:

Net Loss	$(1.74)	$(0.60)

Net Loss Attributable to Common Stockholders	$(2.64)	$(0.90)

Weighted Average Shares Outstanding – Basic and Diluted	8,970,871	8,198,519

The accompanying notes are an integral part of these consolidated financial statements.

F-3

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

	Fiscal 2020	Fiscal 2019
Net Loss	$(15,642)	$(4,894)

Other Comprehensive Income (Loss)
Foreign exchange translation gain (loss)	281	(2,111)
Comprehensive Loss Attributable to the Company	$(15,361)	$(7,005)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total Equity
	Series E-1		Series A		Series E		Common Stock		capital	income (loss)	Deficit	(Deficit)
Balance December 29, 2018	81	$—	1,663,008	$—	13,000	$13	5,326,068	$—	$73,772	$2,053	$(71,643)	$4,195
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	28,400	—	832	—	—	832
Sale of common stock, net	—	—	—	—	—	—	3,331,280	1	4,360	—	—	4,361
Share issuance - Jackson	—	—	—	—	—	—	100,000	—	75	—	—	75
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(200)	—	—	(200)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(1,560)	—	—	(1,560)
Dividends - Series E-1 Preferred Stock - Related Party	648	—	—	—	—	—	—	—	(728)	—	—	(728)
Dividends - Common stockholders	—	—	—	—	—	—	—	—	(337)	—	—	(337)
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	(2,111)	—	(2,111)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,894)	(4,894)
Balance December 28, 2019	729	$—	1,663,008	$—	13,000	$13	8,785,748	$1	$76,214	$(58)	$(76,537)	$(367)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive (loss)	Accumulated	Total
	Series E-1		Series A		Series E		Common Stock		capital	income	Deficit	Deficit
Balance December 28, 2019	729	$—	1,663,008		$13,000	$13	8,785,748	$1	$76,214	$(58)	$(76,537)	$(367)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	37,400	—	581	—	—	581
Related party from Debt Arrangement	—	—	—	—	—	—	500,000	—	324	—	—	324
Series A Preferred Conversion	—	—	(623,628)	—	—	—	16,215	—		—	—	—
Sales of common stock, net	—	—	—	—	—	—	7,479,261	—	3,894	—	—	3,894
Warrants issued for services	—	—	—	—	—	—	—	—	56	—	—	56
Warrant modification – related party	—	—	—	—	—	—	—	—	126	—	—	126
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(125)	—	—	(125)
Redemption of Series E Preferred Stock	—	—	—	—	(1,920)	(2)	—	—	(1,918)	—	—	(1,920)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(2,472)	—	—	(2,472)
Dividends - Series E-1 Preferred Stock - Related Party	634	—	—	—	—	—	—	—	(756)	—	—	(756)
Redeemable portion of Series E Preferred Stock – Related Party	—	—	—	—	—	—	—	—	(2,080)	—	—	(2,080)
Beneficial conversion feature for fair value modification – Series E Preferred Stock – Related Party	—	—	—	—	—	—	—	—	4,690	—	—	4,690
Deemed dividend	—	—	—	—	—	—	—	—	(4,690)	—	—	(4,690)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	281	—	281
Net loss	—	—	—	—	—	—	—	—	—	—	(15,642)	(15,642)
Balance January 2, 2021	1,363	$—	1,039,380	$—	11,080	$11	16,818,624	$1	$73,844	$223	$(92,179)	$(18,100)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal 2020	Fiscal 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,642)	$(4,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	3,275	3,369
Amortization of debt discount and deferred financing costs	559	857
Gain on settlement of deferred consideration	—	(1,924)
Bad debt expense	933	—
Goodwill impairment	2,969	—
Right of use assets amortization	1,521	1,533
Stock based compensation	637	832
Gain from sale of business	(124)	—
Re-measurement gain on intercompany note	(584)	(383)
Changes in operating assets and liabilities:
Accounts receivable	(7,314)	(7,574)
Prepaid expenses and other current assets	(427)	367
Other assets	(941)	(2,123)
Accounts payable and accrued expenses	(1,659)	(1,893)
Accounts payable - Related parties	(1,598)	1,114
Other current liabilities	2,058	(94)
Other long-term liabilities	1,657	(85)
Other, net	424	58
NET CASH USED IN OPERATING ACTIVITIES	(14,256)	(10,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of UK factoring facility deferred purchase price	8,654	13,970
Proceeds from sale of subsidiary	3,300	—
Purchase of property and equipment	(257)	(510)
NET CASH PROVIDED BY INVESTING ACTIVITIES	11,697	13,460

CASH FLOWS FROM FINANCING ACTIVITIES:
Third-party financing costs	(795)	(1,154)
Related-party financing costs	(488)	(188)
Payments for earn-outs	—	(6,230)
Proceeds from term loans - related party	—	2,538
Proceeds from term loans	1,220	—
Repayment of term loans	(4,734)	(650)
Repayments on accounts receivable financing, net	(2,426)	(2,708)
Dividends - related party	(3,333)	(1,175)
Redemption of Series E preferred Stock, Related party	(1,920)	—
Proceeds from sale of common stock	4,634	5,515
Proceeds from PPP loans	19,395	—
Dividends paid on common stock	—	(337)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,553	(4,389)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	8,994	(1,769)

Foreign currency translation	146	(216)

CASH AND RESTRICTED CASH - Beginning of period	1,196	3,181

CASH AND RESTRICTED CASH - End of period	$10,336	$1,196

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

Change of Year End

On February 28, 2017, the board of directors (the “Board”) approved the change of the Company’s fiscal year end from May 31 to a 52-53-week year ending on the Saturday closest to the 31st of December. This report is for the period from December 29, 2019 to January 2, 2021, “Fiscal 2020.” The prior year’s report was for the period from December 30, 2018 to December 28, 2019, “Fiscal 2019”.

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the year ended January 2, 2021, the Company has an accumulated deficit of $92,179 and a working capital deficit of $20,793. At January 2, 2021, we had total gross debt of $55,369 and $8,256 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments. Subsequent to the year ended January 2, 2021, we have continued to fund our operations and make required capital payments utilizing our available cash and, as of the date of this filing, we have approximately $1,050 in available cash.

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

Further, our note issued to Jackson Investment Group LLC (“Jackson”) includes certain financial customary covenants and the Company has had instances of non-compliance. Management has historically been able to obtain from Jackson waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

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

The Novel Coronavirus Disease 2019 (“COVID-19”), is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients. As a result, we are subject to the plans and approaches of our clients to work during this period. This includes whether they support remote working when they have decided to close their facilities. To the extent that our clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, we would no longer generate revenue and profit from that client. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where we have seen declines in revenues during Fiscal 2020. While expected to be temporary, prolonged workforce disruptions can negatively impact sales in fiscal year 2021 and the Company’s overall liquidity.

The Company’s negative working capital and liquidity position combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic raise substantial doubt about the Company’s ability to continue as a going concern.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

COVID-19

The full impact of the COVID-19 pandemic continues to evolve as of the date of this annual report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to generate revenues. Given the daily evolution of the COVID-19 pandemic, including new information which may emerge concerning the severity of COVID-19 and the global responses to curb its spread and to treat its impact, the Company is not able to estimate the duration of the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity beyond fiscal year 2020, however the Company continues to take action to reduce the negative effects of the COVID-19 pandemic on its operations through various cost cutting initiatives including reductions to support personnel, temporary salary reductions, and elimination of other non-essential spend. Should the impact from the pandemic go on for an extended period of time, management has developed further plans to partially mitigate the impact of the pandemic.

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

Subject to any forgiveness under the PPP, the May 12 Note matures two years following the date of issuance of the May 12 Note and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of the May 12 Note, the May 12 Note Borrowers are required to make 14 monthly payments of principal and interest. The May 12 Note may be prepaid at any time prior to maturity. The May 12 Note provides for customary events of default, including, among others, those relating to breaches of obligations under the May 12 Note, including a failure to make payments, any bankruptcy or similar proceedings involving the May 12 Note Borrowers, and certain material effects on the May 12 Note Borrowers’ ability to repay the May 12 Note. The May 12 Note Borrowers did not provide any collateral or guarantees for the May 12 Note.

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

Subject to any forgiveness under the PPP, each of the May 20 Notes mature two years following the date of issuance of the May 20 Notes and include a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers are required to make 14 monthly payments of principal and interest. Based upon these payment terms the Company has recognized $6,927 of the PPP loan as a short-term obligation and $12,468 as long term. The May 20 Notes may be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

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

Effective March 27, 2020, the Company is deferring Federal Insurance Contributions Act taxes under the CARES Act section 2302. Payment of these tax deferrals of $2,473 and $2,473 are delayed to December 31, 2021 and December 31, 2022, respectively.

Acquisitions

Clement May Acquisition

On June 28, 2018, the Company and Staffing 360 Solutions Limited (formerly known as Longbridge Recruitment 360 Limited), a wholly owned subsidiary of the Company, entered into share purchase agreements (“Share Purchase Agreements”) to acquire all of the share capital of Clement May Limited (“CML”.) Consideration for the acquisition of all the shares was (i) an aggregate cash payment of £1,550 ($2,047), (ii) 15,000 shares of the Company’s common stock, (iii) an earn-out payment of up to £500, the amount to be calculated and paid on or around January 2, 2021 pursuant to the Share Purchase Agreement, and (iv) deferred consideration of £350, to be paid on or around June 28, 2019, depending on the satisfaction of certain conditions set forth in that Share Purchase Agreement. To finance the above acquisition, the Company entered into a term loan with HSBC Bank plc. The Company paid deferred consideration of £350 ($444) on June 26, 2019. The earnout payment of £500 ($656) was fully paid in December 2019.

Key Resources Inc. Acquisition

On August 27, 2018, the Company and Monroe Staffing Services, LLC (“Monroe Staffing”), an indirect wholly owned subsidiary of the Company, entered into a share purchase agreement with Pamela D. Whitaker (“Seller”), pursuant to which the Seller sold 100% of the common shares of Key Resources Inc. (“KRI”) to Monroe Staffing (the “KRI Transaction”.)

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

To finance the KRI Transaction, the Company entered into an agreement with Jackson Investment Group, LLC (“Jackson”) on August 27, 2018, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended to add an additional senior debt investment of approximately $8,428. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company shall pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019. In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020, to February 27, 2020. The seller of KRI, Pamela D. Whitaker (“Whitaker”) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of January 2, 2021, in February 2020, the Company filed an action against Whitaker for breach of contract which more than offsets the earnout consideration recognized. The Company paid interest of $30 in Fiscal 2019 and $40 in Fiscal 2020.

Divesture of Business

On September 24, 2020, the Company and Staffing 360 Georgia, LLC d/b/a firstPRO, a wholly owned subsidiary of the Company (the “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with firstPRO Recruitment, LLC (the “Buyer”), pursuant to which the Seller sold to the Buyer substantially all of the Seller’s assets used in or related to the operation or conduct of its professional staffing and recruiting business in Georgia (the “Assets,” and such sale, the “firstPRO Transaction”.) The Buyer is a former employee of Staffing 360 Georgia, LLC d/b/a firstPRO.

In addition, the Buyer has agreed to assume certain liabilities related to the Assets. The purchase price in connection with the firstPRO Transaction was $3,300, of which (a) $1,220 was paid at closing (the “Initial Payment”) and (b) $2,080 was held in a separate escrow account (the “Escrow Funds”), which will be released upon receipt of the forgiveness of the Company’s PPP loan by the U.S. Small Business Administration (the “SBA”.) In the event that all or any portion of the PPP Loan is not forgiven by the SBA, all or portion of the Escrow Funds will be used to repay any unforgiven portion of the PPP Loan in full. The firstPRO Transaction closed on September 24, 2020. In September, the Company submitted the PPP Loan forgiveness applications to the SBA. The Monroe Staffing PPP loan forgiveness status was recently changed from pending to under review. Under review status is the last stage before forgiveness or rejection. All other PPP loans within the Company remain in pending status. As of the date of this filing, the PPP Loan has not been approved for forgiveness, and there is no guarantee that all or portion of the PPP Loan will be forgiven. As of January 2, 2021, the escrow funds of $2,080 are presented as restricted cash.

The Asset Purchase Agreement contains non-competition and non-solicitation provisions customary for agreements of this type. In addition, under the terms of the Asset Purchase Agreement, the Company has agreed to indemnify the Buyer against certain liabilities, subject to certain conditions and limitations as set forth in the Asset Purchase Agreement.

In connection with execution of the Asset Purchase Agreement, the Company and certain of its subsidiaries entered into a Consent Agreement (the “Consent”) with Jackson, a noteholder under the Existing Note Purchase Agreement. Under the terms of the Consent and the Certificate of Designation of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”), in consideration for Jackson’s consent to the firstPRO Transaction, the Initial Payment was used to redeem 1,300 shares of the Series E Preferred Stock. The Escrow Funds of $2,080, subject to the forgiveness of the PPP Loan discussed above, will be used to redeem a portion of the Series E Preferred Stock. The $2,080 is recorded as Contingently Redeemable series E Preferred Stock.

To induce the Buyer to enter into the Asset Purchase Agreement, the Company also entered into a Transition Services Agreement with the Buyer, pursuant to which each party will provide certain transition services such as payrolling through to year end 2020 to minimize any disruption to the businesses of the Seller and the Buyer arising from the firstPRO Transaction.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2020 and Fiscal 2019 include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Fiscal 2020 was comprised of $198,066 of temporary contractor revenue and $6,461 of permanent placement revenue, compared with $266,974 and $11,504 for Fiscal 2019, respectively. Refer to Note 14 for further details on breakdown by segments.

Taxes Collected from Customers and Remitted to Governmental Agencies

The Company records taxes on customer transactions due to governmental agencies as a receivable and a liability on the consolidated balance sheets. Sales taxes are recorded net on the consolidated statement of operations.

Advertising Costs

Costs for advertising are expensed when incurred. Advertising expenses for the Company were $1,302 and $1,365 for Fiscal 2020 and 2019, respectively.

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

Pursuant to the Faiman Separation Agreement, Mr. Faiman will be entitled to receive, among other things, (i) pay in an amount equal to his base salary through the separation date, payable in equal installments in accordance with the Company’s normal payroll policies, (ii) continuation of Mr. Faiman’s current Company-sponsored employee benefits through the separation date, (iii) accelerated vesting of any outstanding equity awards held by Mr. Faiman and the elimination of any obligations to forfeit such awards upon the termination of Mr. Faiman’s employment (provided that no award shall be extended beyond its original term) and (iv) a positive reference from the management of the Company. Effective January 1, 2020, Mr. Faiman was no longer with the Company. The Company recognized approximately $190 in severance costs related to Mr. Faiman and paid $91 in the fiscal year ended 2020.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions. The Company had no cash equivalents at the end of Fiscal 2020 or Fiscal 2019.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after all efforts to collect have been exhausted. As of the end of Fiscal 2020 and the end of Fiscal 2019, the Company had an allowance for doubtful accounts of $62 and $210, respectively.

Income Taxes

The Company utilizes Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense.

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

Deferred Financing Costs

Costs incurred in connection with obtaining certain financing are deferred and amortized on an effective interest method basis over the term of the related obligation. In accordance with Accounting Standards Update (“ASU”) 2015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs,” debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount.

Business Combinations

In accordance with ASC 805, “Business Combinations,” the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

Fair Value of Financial Instruments

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company measures and accounts for certain assets and liabilities at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, and establishes a framework for measuring fair value and standards for disclosure about such fair value measurements.

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

The table below represents a rollforward of the Level 3 warrant liability and contingent consideration:

Contingent Consideration
Balance at December 29, 2018	$9,731
CBS Butler earnout payment	(3,930)
CBS Butler gain on settlement of earnout	(1,077)
KRI deferred consideration	408
Clement May earnout	(656)
Change in fair value	(537)
Balance at December 28, 2019	$3,939
KRI deferred consideration	115
Balance at January 2, 2021	$4,054

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

At the time of retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in Other income/(expenses.)

Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment,” the Company periodically reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset.

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

In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, or ASU 2011-08, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. During the year ended January 2, 2021 the Company changed its annual measurement date from the first day of the fiscal fourth quarter to the last day of the fiscal year end. A reporting unit is either the equivalent of, or one level below, an operating segment. The Company early adopted the provisions in ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, the Company’s goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired.

The carrying value of each reporting unit is based on the assignment of the appropriate assets and liabilities to each reporting unit. Assets and liabilities were assigned to each reporting unit if the assets or liabilities are employed in the operations of the reporting unit and the asset and liability is considered in the determination of the reporting unit fair value.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, “Derivative and Hedging.”

Accounting standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees.”

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is still contemplating early adoption and continues to evaluate the impact of the provisions of ASU 2020-06 on its consolidated financial statements.

On December 31, 2019, the FASB issued ASC 2019-12 “Income Taxes: Simplifying the Accounting for Income Taxes” (Topic 740.) The amendments in this update simplify the accounting for income taxes by removing the certain exceptions. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company will adopt the guidance when it becomes effective.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”.) This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company will adopt the guidance when it becomes effective.

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share.” Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A preferred stockholders receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common share equivalents outstanding during the period. Dilutive common stock share equivalents consist of common shares issuable upon the conversion of preferred stock, certain equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method.) Such securities, shown below, presented on a common share equivalent basis and outstanding as of the end of Fiscal 2020 and Fiscal 2019, have been excluded from the per share computations since their inclusion would be anti-dilutive:

	Fiscal 2020	Fiscal 2019
Warrants	1,576,879	925,935
Long term incentive plan (LTIP)	155,000	365,000
Options	76,500	76,500
Convertible preferred shares	12,443,000	7,785,766
Restricted shares - unvested	77,815	590,440
Total	14,329,194	9,743,641

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 2, 2021	December 28, 2019
Computer software	$471	$342
Office equipment	1,115	1,043
Computer equipment	1,160	1,195
Furniture and fixtures	1,123	1,312
Leasehold improvements	713	965
Total property and equipment, gross	4,582	4,857
Accumulated depreciation	(3,516)	(3,329)
Total property and equipment, net	$1,066	$1,528

Depreciation expense for Fiscal 2020 and Fiscal 2019 was $595 and $643, respectively.

NOTE 5 – OTHER NON-CURRENT ASSETS

The following provides a breakdown of other non-current assets:

	January 2, 2021	December 28, 2019
Collateral associated with workers’ compensation insurance	$3,134	$3,204
Other non-current assets	34	19
Total	$3,168	$3,223

NOTE 6 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	January 2, 2021
	Tradenames	Non-Compete	Customer Relationships	Total
Intangible assets, gross	$9,582	2,500	21,810	33,892
Accumulated amortization	(4,283)	(2,440)	(11,152)	(17,875)
Intangible assets, net	$5,299	60	10,658	16,017

	December 28, 2019
	Tradenames	Non-Compete	Customer Relationships	Total
Intangible assets, gross	$9,458	$2,488	$22,757	$34,703
Accumulated amortization	(3,558)	(2,349)	(9,285)	(15,192)
Intangible assets, net	$5,900	$139	$13,472	$19,511

On September 24, 2020, the Company entered into an Asset Purchase Agreement with firstPRO Recruitment, LLC, pursuant to which the Company sold to firstPRO Recruitment, LLC. substantially all of the Staffing 360 Georgia, LLC assets used in or related to the operation or conduct of its professional staffing and recruiting business. As a result of the sale, the Company wrote off gross intangibles of $2,660 and accumulated amortization of $1,352.

As of January 2, 2021, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended December	Amount
2021	$2,302
2022	2,254
2023	2,254
2024	2,254
2025	2,184
Thereafter	4,769
Total	$16,017

Amortization of intangible assets for the period ended Fiscal 2020 and Fiscal 2019 was $2,523 and $2,726, respectively. The weighted average useful life remaining of intangible assets remaining is 7 years.

NOTE 7 – GOODWILL

The following table provides a roll forward of goodwill:

	January 2, 2021	December 28, 2019
Beginning balance, gross	$31,049	$38,139
Accumulated impairment losses	(2,969)	(6,078)
Beginning balance, net	28,080	32,061
Disposition of business	(1,577)	—
Currency translation adjustment	542	(1,012)
Ending balance, net	$27,045	$31,049

Goodwill by reportable segment is as follows:

	January 2, 2021	December 28, 2019
Professional Staffing - US	$6,222	$10,527
Commercial Staffing - US	5,860	6,102
Professional Staffing - UK	14,963	14,420
Ending balance, net	$27,045	$31,049

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. During the first quarter of 2020 the Company identified a triggering event in response the COVID-19 pandemic. In accordance with ASC 350 the Company tested its goodwill for impairment and the Company recognized an impairment with respect to its firstPRO reporting unit of $2,969. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

During the year ended January 2, 2021 the Company changed its measurement date from the first day of the fiscal fourth quarter to the last day of the fiscal year end. The Company performed its annual goodwill impairment test and no impairment was recognized. To estimate the fair value of the reporting units the Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit when performing its annual impairment testing. Volatility in the Company’s stock price can result in the net book value of our reporting unit approximating, or even temporarily exceeding market capitalization, however, the fair value of our reporting unit is not driven solely by the market price of our stock. As described above, fair value of our reporting unit is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting units, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following provides a breakdown of accounts payable and accrued expenses:

	January 2, 2021	December 28, 2019
Accounts payable	$28	$1,412
Accrued payroll, taxes and bonuses	12,913	12,700
Severance costs	—	190
Other accrued expenses	2,089	2,275
Total	$15,030	$16,577

NOTE 9 – ACCOUNTS RECEIVABLE FINANCING

Midcap Funding [X] Trust

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

On October 26, 2020, the Company entered into Amendment No. 17 to Credit and Security Agreement with MidCap, whereby, among other things, MidCap agreed to extend the maturity date of our outstanding asset based revolving loan until September 1, 2022. In addition, the Company also agreed to certain amendments to the financial covenants.

The facility provides events of default including: (i) failure to make payment of principal or interest on any MidCap loans when required, (ii) failure to perform obligations under the facility and related documents, (iii) not paying its debts as such debts become due and similar insolvency matters, and (iv) material adverse changes to the Company (subject to a 10-day notice and cure period.) Upon an event of default, the Company’s obligations under the credit facility may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, facility will bear interest at a rate equal to the lesser of: (i) 3.0% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default; and (ii) the maximum rate allowable under law.

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

The balance of the Midcap Facility as of January 2, 2021 and December 28, 2019 was $14,842 and $17,298, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

HSBC Invoice Finance (UK) Ltd – New Facility

On February 8, 2018, CBS Butler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 ($15,724) across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 ($1,367) (within the overall aggregate total facility of £11,500 ($15,724).) The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

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

NOTE 10 – DEBT

	January 2, 2021	December 28, 2019
Jackson Investment Group - related party	$33,880	$38,278
PPP Loans	19,395	-
HSBC Term Loan	2,094	1,035
Total Debt, Gross	55,369	39,313
Less: Debt Discount and Deferred Financing Costs, Net	(559)	(497)
Total Debt, Net	54,810	38,816
Less: Non-Current Portion	(39,943)	(360)
Total Current Debt, Net	$14,867	$38,456

Jackson Note – Related Party

On September 15, 2017, the Company entered into a $40,000 note agreement with Jackson (the “2017 Jackson Note”.) The proceeds of the sale of the 2017 Jackson Note were used to repay the existing subordinated notes previously issued to Jackson pursuant to the existing note purchase agreement in the aggregate principal amount of $11,165 and to fund a portion of the purchase price consideration of the firstPRO Acquisition and the CBS Butler Acquisition and repay certain other outstanding indebtedness of the Company. The maturity date for the amounts due under the 2017 Jackson Note was September 15, 2020. The 2017 Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the 2017 Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder.

On August 27, 2018, Company entered into an amended agreement with Jackson, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended and made a new senior debt investment of approximately $8,428. Terms of the additional investment are the same as the 2017 Jackson Note. From the proceeds of the additional investment, the Company paid a closing fee of $280 and legal fees of $39 and issued 192,000 shares of the Company’s common stock as a closing commitment fee.

On August 29, 2019, the Company entered into a Fourth Omnibus Amendment and Reaffirmation Agreement with Jackson, as lender, which, among other things, amends that certain Amended and Restated Note Purchase Agreement, dated as of September 15, 2017, as amended (the “Existing Note Purchase Agreement”.) Pursuant to the Existing Note Purchase Agreement, the Company agreed to issue and sell to Jackson that certain 18% Senior Secured Note due December 31, 2019 in the aggregate principal amount of $2,538 (the “2019 Jackson Note”.) All accrued and unpaid interest on the outstanding principal balance of the 2019 Jackson Note was due and payable monthly on the first day of each month, beginning on October 1, 2019. Pursuant to the terms of the 2019 Jackson Note, if the 2019 Jackson Note was not repaid by December 31, 2019, the Company was required to issue 100,000 shares of its common stock to Jackson on a monthly basis until the 2019 Jackson Note is fully repaid, subject to certain exceptions to comply with Nasdaq listing standards. The Company booked additional expense of $324 related to the issuances of 500,000 shares of common stock to Jackson in 2020. The Company paid the 2019 Jackson Note in full on May 28, 2020.

On October 26, 2020, the Company and Jackson entered into the Second Amended and Restated Note Purchase Agreement (the “Amended Note Purchase Agreement”) and the Amended and Restated Senior Secured 12% Promissory Note (the “2020 Jackson Note”), which amended and restated the Existing Note Purchase Agreement. The Amended Note Purchase Agreement refinanced an aggregate of $35.7 million of debt provided by Jackson, extending the maturity to September 30, 2022. In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $488. The Company accounted for the Amended Note Purchase Agreement as a modification of the debt. Accordingly, fees totaling $488 paid to Jackson as well as the modification of 905,508 warrants from a strike price of $1.66 to $1.00 and extension of expiration date of January 26, 2024 to January 26, 2026, resulting in a fair value adjustment of $126, were recorded as additional debt discount which will be amortized over the term of the 2020 Jackson Note using the effective interest method.

Under the terms of the Amended Note Purchase Agreement and the 2020 Jackson Note, the Company is required to pay interest on the debt at a per annum rate of 12%. The interest is payable monthly in cash; provided that, the Company may elect to pay up to 50% of monthly interest in-kind (“PIK Interest”) by adding such PIK Interest to the outstanding principal balance of the 2020 Jackson Note. For any month that the Company elects to pay interest in-kind, the Company is required to pay Jackson a fee in shares of our common stock (“PIK Fee Shares”) in an amount equal to $25 divided by the average closing price, as reported by Nasdaq, of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares of common stock are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50, then the average closing price for these purposes shall be deemed to be $3.50. For the period of November 2020 through and including March 2021, each monthly interest due and payable shall be reduced by $166, and for the period commencing May 2021 through and including September 2021, each monthly interest due and payable shall be increased by $166.

Under the terms of the Amended Note Purchase Agreement, the Company is required to make a mandatory prepayment of the principal amount of the 2020 Jackson Note of not less than $3,000 no later January 31, 2021. Payments were made in December 2020 and January 2021 totaling $3,029 in full satisfaction of the mandatory prepayment. The entire outstanding principal balance of the 2020 Jackson Note shall be due and payable on September 30, 2022. The debt continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017.

The Amended Note Purchase Agreement includes certain financial customary covenants, including a leverage ratio covenant. Delivery of financial covenants will commence with the fiscal month ending March 2021.

PPP Loans

On May 12, 2020, Monroe Staffing, an indirect subsidiary of the Company, entered into the May 12 Note with the Bank, pursuant to the PPP of the CARES Act administered by the SBA. The principal amount of the May 12 Note is $10,000.

In accordance with the requirements of the CARES Act, the May 12 Note Borrower intends to use the proceeds from the May 12 Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the May 12 Note at the rate of 1.00% per annum. The May 12 Note Borrowers may apply for forgiveness of the amount due under the May 12 Note, in an amount equal to the sum of qualified expenses under the PPP. The May 12 Note Borrowers intend to use the entire proceeds under the May 12 Note for such qualifying expenses.

Subject to any forgiveness under the PPP, the May 12 Note matures two years following the date of issuance of the May 12 Note and includes a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of the May 12 Note, the May 12 Note Borrowers are required to make 14 monthly payments of principal and interest. The May 12 Note may be prepaid at any time prior to maturity. The May 12 Note provides for customary events of default, including, among others, those relating to breaches of obligations under the May 12 Note, including a failure to make payments, any bankruptcy or similar proceedings involving the May 12 Note Borrowers, and certain material effects on the May 12 Note Borrowers’ ability to repay the May 12 Note. The May 12 Note Borrowers did not provide any collateral or guarantees for the May 12 Note.

On May 20, 2020, KRI, LH and SG, each a wholly owned direct or indirect subsidiary of the Company, entered into the following notes, each dated May 20, 2020, with the Bank, pursuant to the PPP of the CARES Act administered by the U.S. Small Business Administration. KRI entered into the KRI Note for the principal amount of approximately $5,443, LH entered into the LH Note for the principal amount of approximately $1,890, and SG entered into the SG Note, and, together May 20 Notes for the principal amount of approximately $2,063. The combined total of the May 20 Notes is approximately $9,395.

In accordance with the requirements of the CARES Act, the “May 20 Note Borrowers, intends to use the proceeds from the May 20 Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on each of the May 20 Notes at the rate of 1.00% per annum. The May 20 Note Borrowers may apply for forgiveness of the amount due under the May 20 Notes, in an amount equal to the sum of qualified expenses under the PPP. The May 20 Note Borrowers intend to use the entire proceeds under the May 20 Notes for such qualifying expenses.

Subject to any forgiveness under the PPP, each of the May 20 Notes mature two years following the date of issuance of the May 20 Notes and include a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers are required to make 14 monthly payments of principal and interest. Based upon these payment terms the Company has recognized $6,927 of the PPP loan as a short-term obligation and $12,468 as long term as of January 2, 2021. The May 20 Notes may be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 or less annually are reduced by more than 25%. The ultimate forgiveness of the PPP loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. As of the date of this filing, the PPP Loans have not been approved for forgiveness. The Monroe Staffing PPP loan forgiveness status was changed from pending to under review. Under review status is the last stage before forgiveness or rejection.

Debt Exchange Agreement

On November 15, 2018 the Company, entered into a Debt Exchange Agreement (the “Exchange Agreement”) with Jackson, pursuant to which, among other things, Jackson agreed to exchange $13,000 (the “Exchange Amount”) of indebtedness of the Company held by Jackson in exchange for 13,000 shares of a newly created class of preferred stock designated as the Series E Preferred Stock, par value $0.00001 per share, of the Company (the “Series E Preferred Stock”.)

The Series E Preferred Stock ranks senior to the Company’s common stock and any other series or classes of preferred stock now or after issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution. Each share of Series E Preferred Stock is initially convertible into 561 shares of common stock of the Company at any time after October 31, 2020 or the occurrence of a Preferred Default (as defined in the Certificate of Designation for the Series E Preferred Stock.) A holder of Series E Preferred Stock is not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into the Company’s common stock. Series E Preferred Stock is redeemable by the Company at any time at a price per share equal to the stated value ($1,000 per share) plus all accrued and unpaid dividends thereon.

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

On October 26, 2020, in connection with the entry into the Amended Note Purchase Agreement, the Company filed with the Secretary of State of the State of Delaware the second Certificate of Amendment (the “Amendment”) to the Certificate of Designation of the Series E Convertible Preferred Stock (the “Base Series E Preferred Stock”) and Series E-1 Convertible Preferred Stock (the “Series E-1 Preferred Stock,” and collectively with the Base Series E Preferred Stock, the “Series E Preferred Stock”.) Under the amended terms, holders of Series E Preferred Stock are entitled to monthly cash dividends on Series E Preferred Stock at a per annum rate of 12%. At the Company’s option, up to 50% of the cash dividend on the Base Series E Preferred Stock may be paid in kind by adding such 50% portion to the outstanding liquidation value of the Base Series E Preferred Stock (the “PIK Dividend Payment”), commencing on October 26, 2020 and ending on October 25, 2020. If the PIK Dividend Payment is elected, a holder of Series E Preferred Stock is entitled to additional fee to be paid in shares of our common stock an amount equal to $10,000 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50 then the average closing price for these purposes shall be deemed to be $3.50. Dividends on the Series E-1 Preferred Stock may only be paid in cash. If the Company fails to make dividend payments on the Series E Preferred Stock, it will be an event of default under the Amended Note Purchase Agreement.

Under the terms of the Amendment, shares of Series E-1 Preferred Stock will be convertible into common stock at a conversion rate equal to the liquidation value of each shares of Series E-1 Preferred Stock divided by $1.00 per share commencing October 31, 2020. Each share of Series E-1 Preferred Stock has a liquidation value of $1,000 per share. The shares of Base Series E Preferred Stock will be also convertible into shares of common stock after October 31, 2022. The conversion rate for the Base Series E Preferred Stock is equal to the liquidation value of each shares of Base Series E Preferred Stock divided by $1.00 per share. Each share of Base Series E Preferred Stock has a liquidation value of $1,000 per share. The amendment resulted in the original conversion price of $1.78 and $1.66 of the Series E and E-1 Preferred Stock, respectively, being reduced to $1.00 for both instruments.

The Company accounted for the Amendment as a modification to the Series E and E-1 Preferred Stock. The change in fair value as a result of the modification amounted to $410 and was recognized as a deemed dividend. Further, the Company recognized a beneficial conversion feature (BCF) of $4,280 as a result of the decrease in the conversion price to $1.00 in comparison to the Company’s stock price on the date of the amendment. The BCF was recognized as a deemed dividend. As the Company lacks retained earnings, the deemed dividend was recorded as a reduction in additional paid-in capital resulting in a net impact to additional paid-in capital of $0.

Lastly, under the terms of the Consent and the Series E Certificate of Designation, in consideration for Jackson’s consent to the firstPRO Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock, and the Escrow Funds, subject to the forgiveness of PPP Loan, will be used to redeem a portion of the Series E Preferred Stock. As this provision results in a contingent redemption feature, approximately $2.1 million of the Series E Preferred Stock was reclassified to mezzanine equity during the year ended January 2, 2021.

Jackson Waivers

On February 5, 2021, we entered into a Limited Consent and Waiver with Jackson whereby, among other things, Jackson agreed that we may use 75% of the proceeds from the offering to redeem a portion of the 2020 Jackson Note, and 25% of the net proceeds from the offering to redeem a portion of the Base Series E Preferred Stock notwithstanding certain provisions of the certificate of designation for the Base Series E Preferred Stock that would have required the Company to use all the proceeds from the offering to redeem the Base Series E Preferred Stock. In addition, the Company also agreed in the Limited Consent and Waiver to additional limits on its ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap Funding [X] Trust. The Company also agreed that to the extent that any of our PPP Loans are forgiven after the offering, Jackson may convert the Base Series E Preferred Stock and Series E-1 Preferred Stock that remains outstanding into a secured note that is substantially similar to the 2020 Jackson Note. On April 8, 2021, the limited waiver was extended to June 17 ,2021.

HSBC Loan

On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a 3-year term loan with HSBC in the UK for £1,000.

NOTE 11 – LEASES

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to apply the short-term lease exception to all leases of one year or less. In Fiscal 2020 and 2019, as a result of the adoption of ASC 842, we recorded a right of use (“ROU”) lease asset of approximately $3,432 with a corresponding lease liability of approximately $3,437 and ROU of approximately $4,888 with a corresponding lease liability of approximately $4,980, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

Quantitative information regarding the Company’s leases for Fiscal 2020 is as follows:

Lease Cost	Classification	Fiscal 2020
Operating lease cost	SG&A Expenses	1,659

Other information
Weighted average remaining lease term (years)	3.91
Weighted average discount rate	6.26%

Future Lease Payments
2021	$1,313
2022	735
2023	447
2024	338
2025	326
Thereafter	839
$3,998
Less: Imputed Interest	561
$3,437

Leases - Current	$1,211
Leases - Non current	$2,226

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the Right of Use Asset and associated lease liability that was appropriately stated in all material respects.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company issued the following shares of common stock during the Fiscal 2020:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	7,479,261	$4,634	$0.60	$0.66
Consultants	15,000	18	1.22	1.22
Conversion of Series A	16,215	-	-	-
Board and committee members	22,400	15	0.56	0.85
Jackson Investment Group	500,000	324	0.36	0.92
	8,032,876	$4,991

The Company issued the following shares of common stock during the Fiscal 2019:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	3,331,280	$5,515	$1.40	$2.00
Consultants	6,000	10	1.56	1.56
Board and committee members	22,400	32	0.83	1.79
Jackson Investment Group	100,000	75	0.75	0.75
	3,459,680	$5,632

The Company’s authorized common stock consists of 40,000,000 shares having a par value of $0.00001. As of the end of Fiscal 2020 and Fiscal 2019, the Company has issued and outstanding 16,818,624 and 8,785,748 common shares, respectively.

In May 2017, the Company entered into an At-The-Market offering (“ATM”) agreement with Joseph Gunnar & Co., LLC to establish an at-the-market equity offering program pursuant to which they are able, with the Company’s authorization, to offer and sell up to $3 million of the Company’s common stock at prevailing market prices from time to time. In Fiscal 2020 and Fiscal 2019, the Company sold 0 and 428,600 shares of common stock under this program for net proceeds value of $0 and $528 (gross $600), respectively.

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

On December 23, 2020, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”.) Pursuant to the agreement, the Company agreed to sell 4,188,405 shares of the Company’s common stock to Wainwright at an offering price to the public of $0.60 per share, less underwriting discounts and commissions. In addition, the Company granted Wainwright a 30-day option to purchase up to an additional 628,260 shares of common stock at the same offering price to the public, less underwriting discounts and commissions. On December 28, 2020, Wainwright exercised its option in full to purchase such additional 628,260 shares of common stock. As a result, the Company issued an aggregate of 4,816,665 shares of common stock under the Underwriting Agreement.

On December 30, 2020, the Company entered into a securities purchase agreement with certain institutional and accredited investors. Pursuant to the agreement, the Company agreed to sell, in a registered direct offering, 2,662,596 shares of common stock at an offering price of $0.66 per share.

February 2021 Public Offering

On February 9, 2021, we announced the pricing of a public offering of an aggregate of 21,855,280 shares of its common stock at a public offering price of $0.90 per share (the “Offering”.) The Offering was made pursuant to the Company’s registration statement on Form S-1 initially filed on January 13, 2021, as subsequently amended and declared effective on February 9, 2021. The Offering was made only by means of a prospectus forming a part of the effective registration statement.

The Offering closed on February 12, 2021. In the Offering, the Company issued 20,851,199 shares of common stock and pre-funded warrants to purchase up to 1,004,081 shares of common stock, at an exercise price of $0.0001 per share (the “Pre-funded Warrants”.) The Pre-funded Warrants were sold at $0.8999 per Pre-Funded Warrant. The Pre-funded Warrants were immediately exercisable and could be exercised at any time after their original issuance until such Pre-funded Warrants were exercised in full. The Pre-funded Warrants were exercised immediately upon issuance, and 1,004,081 shares of common stock were issued on February 12, 2021.

The net proceeds to the Company from the Offering were approximately $18.1 million, after deducting placement agent fees and estimated offering expenses payable by the Company. While the Company’s Series E Preferred Stock is outstanding, the Company is required to use the proceeds of any sales of equity securities, including the securities offered in the Offering, exclusively to redeem any outstanding shares of the Company’s Series E Preferred Stock, subject to certain limitations. On February 5, 2021, the Company used approximately 75% of the net proceeds from the Offering to redeem a portion of the outstanding Jackson Note and 25% of the net proceeds from the Offering to redeem a portion of the Company’s Series E Preferred Stock. Pursuant to the Limited Consent, upon closing of the Offering, the Company redeemed a portion of the 2020 Jackson Note and redeemed 4,518 shares of the Base Series E Preferred Stock. Following the redemption of the Base Series E Preferred Stock, the Company has 6,172 shares of Base Series E Preferred Stock outstanding with an aggregate stated value of $6,172.

Restricted Shares

The Company has issued shares to employees and board and committee members under its 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of Fiscal 2020, the Company has a total of 61,600 shares unvested issued to employees and Board and committee members. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In Fiscal 2020 and Fiscal 2019, the Company recorded compensation expense associated with these restricted shares of $252 and $539, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

	Restricted Shares	Weighted Average Price Per Share
Balance at December 29, 2018	572,256	$3.47
Granted	22,400	1.48
Vested/adjustments	(4,216)	5.52
Balance at December 28, 2019	590,440	$3.12
Granted	38,615	0.76
Vested/adjustments	(567,455)	3.16
Balance at January 2, 2021	61,600	$1.25

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

On January 21, 2020, the Company converted the 623,628 Series A Preferred Shares awarded to Mr. Briand into 16,215 shares of common stock. As of Fiscal 2020 and Fiscal 2019, we had issued and outstanding 1,039,380 and 1,663,008 Series A Preferred Stock shares and $125 and $0 accrued dividends, respectively. In Fiscal 2020 and Fiscal 2019, the Company paid dividends of $0 and $200, respectively. Subsequent to Fiscal 2020, on January 8, 2021, the remaining 1,039,380 Series A Preferred Shares were converted into 27,024 shares of our common stock.

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

On October 23, 2020, the Company filed the second amendment to the Certificate of Designation of the Series E Preferred Stock and Series E-1 Preferred Stock. Under the amended terms, holders of Series E Preferred Stock are entitled to monthly cash dividends on the Company’s Series E Preferred Stock at a per annum rate of 12%. At the Company’s option, up to 50% of the cash dividend on the Base Series E Preferred Stock may be paid in kind by adding such 50% portion to the outstanding liquidation value of the Base Series E Preferred Stock, commencing on October 26, 2020 and ending on October 25, 2021. If the PIK Dividend Payment is elected, a holder of Series E Preferred Stock is entitled to additional fee to be paid in shares of the Company’s common stock an amount equal to $10 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50 then the average closing price for these purposes shall be deemed to be $3.50. Dividends on the Series E-1 Preferred Stock may only be paid in cash. If the Company fails to make dividend payments on the Series E Preferred Stock, it will be an event of default under the Amended Note Purchase Agreement.

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

As of January 2, 2021, 11,080,000 shares and 1,363,000 shares of common stock were issuable upon the potential conversion of Series E Preferred Stock and Series E-1 Preferred Stock, respectively. Due to the contingent nature of the cash redemption feature of the Series E-1 Preferred Stock, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

As a result of the February 2021 public offering, whereby the Company issued 21,855,280 shares of its common stock, the Company no longer has sufficient authorized shares to settle the Series E and E-1 Preferred stock upon conversion. The Company will recognize the accounting impact of this transaction during the first quarter of fiscal 2021.

Warrants

On January 26, 2017, the Company issued the Warrant to Jackson which entitled Jackson to purchase up to 630,000 shares of common stock at an initial exercise price of $6.75 per share (subject to adjustment.) The Warrant is exercisable beginning on July 25, 2017 for a term of four and a half (4.5) years thereafter. The exercise price was subject to anti-dilution protection, including protection in circumstances where common stock is issued pursuant to the terms of certain existing convertible securities, provided that the exercise price shall not be adjusted below a price that is less than the consolidated closing bid price of the common stock. The Warrant had anti-dilution provisions which provided the holder with additional warrants and adjusted strike price in the event of stock repurchases by the Company or additional shares being issued in connection with the Series D Preferred Shares or Lighthouse promissory notes. As such, the Company has historically classified the Warrant as a liability.

On July 17, 2020, the Company issued warrants to purchase 90,000 shares to a consultant. The warrants have a 5-year term, an exercise price of $1.00 per share and are valued at $56.

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

On October 26, 2020, in connection with the entry into the Amended Note Purchase Agreement, the Company entered into Amendment No. 3 to the Amended and Restated Warrant Agreement, dated April 25, 2018, as amended (the “Warrant”), with Jackson. Pursuant to Amendment No. 3, the exercise price of the Warrant was reduced from $1.66 per share to $1.00 per share and the term of the Warrant was extended to January 26, 2026. The modification of the warrants resulting in a fair value adjustment of $126 were recorded as debt discount which will be amortized over the term of the 2020 Jackson Note using the effective interest method.

On December 29, 2020, as partial compensation for Wainwright’s services as underwriter in the December 23, 2020 underwriting agreement, the Company issued to Wainwright’s designees warrants to purchase 361,250 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $0.75 per share and are valued at $248.

On December 31, 2020, as partial compensation for Wainwright’s services as placement agent in the December 30, 2020 securities purchase agreement, the Company issued to Wainwright’s designees warrants to purchase up to 199,695 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $0.82per share and are valued at $127.

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 29, 2018	925,934	$1.76
Issued	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 28, 2019	925,934	$1.76
Issued	650,945	0.81
Exercised	—	—
Expired or cancelled	—	—
Outstanding at January 2, 2021	1,576,879	$0.99

The following table summarizes warrants outstanding as of January 2, 2021:

	Number	Weighted Average Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$0.75 - $62.50	1,576,879	4.03	$0.99

Incentive Plans

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”.) Under the 2014 Plan, we may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. A maximum of 50,000 shares of common stock has been reserved for issuance under this plan. The 2014 Plan expires on January 28, 2024. As of January 2, 2021, the Company had issued 50,000 options and shares of common stock pursuant to the 2015 Plan and therefore there are no remaining shares eligible to be issued under the 2014 Plan.

2015 Omnibus Incentive Plan

On September 23, 2015, our Board adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”.) This plan has not been approved by our stockholders. Under the 2015 Plan, we may grant a variety of equity instruments to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2015 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates.

The 2015 Plan provides for an aggregate of 90,000 shares of common stock to be available for awards under the 2015 Plan (“Awards”.) The number of shares available for grant pursuant to Awards under the 2015 Plan is referred to as the “Available Shares.” If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the common stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the 2015 Plan.

The Plan will have a term of ten years and no further Awards may be granted under the 2015 Plan after that date. As of January 2, 2021, the Company had issued 90,000 in options and shares of common stock and had 0 unissued securities remaining under this plan.

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2016 Plan’s terms and conditions are similar to that of the 2015 Plan. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 500,000 shares of the Company’s common stock will be reserved for issuance under stock, restricted stock and stock option awards. On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 1,250,000 shares of the Company’s common stock. As of January 2, 2021, we had issued 1,234,276 shares and options to purchase shares of common stock pursuant to the 2016 Plan, leaving 15,724 shares remaining under the 2016 Plan.

A summary of option activity during the Fiscal 2020 and Fiscal 2019 of the Company’s 2014 Equity Incentive Plan, 2015 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan is presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 29, 2018	111,400	$28.46
Granted	—	—
Exercised	—	—
Expired or cancelled	(34,900)	29.99
Outstanding at December 28, 2019	76,500	$27.76
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at January 2, 2021	76,500	$27.76

During the Fiscal 2020 and Fiscal 2019, the Company recorded total share-based payment expense of $27 and $49, respectively, in connection with all options outstanding.

The total compensation cost related to options not yet amortized is $31 at Fiscal 2020. The Company will recognize this charge over approximately 1.5 years.

2016 Long-Term Incentive Plan

In May 2016, the Company’s Board approved the 2016 Long-Term Incentive Plan (the “2016 LTIP”.) This plan was approved by our stockholders on January 26, 2017.

The material features of the 2016 LTIP are:

●	The maximum number of shares of common stock to be issued under the 2016 LTIP is 260,000 shares;

●	The award of performance units is permitted;

●	The term of the 2016 LTIP expired on December 31, 2018.

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

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”.)

The Board granted 365,000 units to adequately motivate the participants and drive performance for the period.

Units vest upon the following:

●	50% upon the employee being in good standing on December 31, 2020; and,

●	50% upon the average share price of the Company’s common stock during the 90-day period leading up to December 31, 2020, based upon the following Vesting Rate table:

Average 2019 Price	Vesting Rate
<$8 per share	0
>$8 per share	Pro-rated
>=$12 per share	Full Vesting

The company has recognized expense of $284 related to the 2019 LTIP in Fiscal 2020.

2020 Omnibus Incentive Plan

On June 30, 2020, the Board approved the 2020 Omnibus Incentive Plan (the “2020 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 750,000 shares of common stock are reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On September 29, 2020, our stockholders approved the 2020 Plan. As of January 2, 2021, we had issued 31,003 shares and options to purchase shares of common stock pursuant to the 2020 Plan, therefore leaving 718,997 shares remaining under the 2020 Plan. The 2020 Plan will terminate on June 30, 2030.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Flood Employment Agreement

On January 3, 2014, in connection with our acquisition of Initio, we entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Pursuant to the Flood Employment Agreement, Mr. Flood initially served as Executive Chairman of the Board. Mr. Flood was initially paid a salary of £192 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and our U.K. subsidiary. Under the Flood Employment Agreement, Mr. Flood’s salary is required to be adjusted (but not decreased) annually in connection with the CPI Adjustment (as defined in the Flood Employment Agreement.) Mr. Flood is also entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood was entitled to a gross profit appreciation participation, which entitled the participants to 10% of Initio’s “Excess Gross Profit,” which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Flood’s participating level was 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into 1,039,380 shares of Series A Preferred Stock. On January 8, 2021, all of his Series A Preferred Stock were converted into 27,024 shares of our common stock.

The Flood Employment Agreement had an initial term of five years and automatically renews thereafter unless 12 months’ written notice is provided by either party. It also includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, we may request that Mr. Flood continue employment with the new control entity. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and he assumed the roles of Chief Executive Officer and President of the Company. On January 1, 2018 the Company increased his salary by the CPI Adjustment. On January 1, 2019 and on January 1, 2020, Mr. Flood was eligible for a CPI salary adjustment and chose to waive this adjustment. All other terms of the Flood Employment Agreement remained unchanged.

The Barker Employment Agreement

The Company entered into an employment agreement with Alicia Barker that appointed her as our Chief Operating Officer effective July 1, 2018 (the “Barker Employment Agreement”.) Ms. Barker also serves as a member of our Board and receives stock compensation for her service as a member of the Board.

Under the terms of the Barker Employment Agreement, Ms. Barker currently receives an annual base salary of $250 and is entitled to receive an annual performance bonus of up to 75% of her base salary based on the achievement of certain performance metrics. Ms. Barker’s base salary is required to be reviewed by the Board on an annual basis and may be increased, but not decreased, in its sole discretion. Ms. Barker is also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company.

In the event Ms. Barker is terminated without cause or for good reason (as such terms are defined in the Barker Employment Agreement), she is entitled to receive (subject to certain requirements, including signing a general release of claims): (i) any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through her termination date; (ii) severance pay in an amount equal to 12 months’ base salary; and (iii) any earned but unpaid performance bonus. In the event Ms. Barker is terminated for cause or without good reason, she is only entitled to receive any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through her termination date.

The Barker Employment Agreement also contains customary confidentiality, non-solicitation and non-disparagement clauses.

The Anwar Employment Agreement

The Company entered into an employment agreement with Khalid Anwar that appointed him as our Senior Vice President, Corporate Finance effective June 29, 2020 (the “Anwar Employment Agreement”.)

Under the terms of the Anwar Employment Agreement, Mr. Anwar currently receives an annual base salary of $200 and is entitled to receive an annual performance bonus of up to 50% of his base salary based on the achievement of certain performance metrics. The Anwar Employment Agreement will automatically renew for successive one-year terms after the initial employment term unless terminated by either party upon written notice provided not less than three months before the end of the initial term or renewal term. Mr. Anwar is also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with his services to the Company and to participate in the benefit plans generally made available to other executives of the Company.

In the event Mr. Anwar is terminated without cause or for good reason (as such terms are defined in the Anwar Employment Agreement), he is entitled to receive (subject to certain requirements, including signing a general release of claims) (i) any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through his termination date and (ii) any earned but unpaid performance bonus. In the event Mr. Anwar is terminated for cause or without good reason, he is only entitled to receive any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through his termination date.

Effective December 15, 2020, Mr. Anwar was appointed the Company’s principal financial officer and principal accounting officer.

The Anwar Employment Agreement also contains customary confidentiality, non-solicitation and non-disparagement clauses.

The Viswakula Employment Agreement

The Company entered into an employment agreement with Sharnika Viswakula that appointed her as our Corporate Controller effective November 7, 2016 (the “Viswakula Employment Agreement”.)

Under the terms of the Viswakula Employment Agreement, Ms. Viswakula received an annual base salary of $170,000 and was entitled to receive an annual performance bonus of up to 35% of her base salary based on the achievement of certain performance metrics. In addition, Ms. Viswakula received 25,000 restricted shares, vesting 50% on her 1st anniversary and 50% on her 2nd anniversary. Ms. Viswakula was also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company. On December 31, 2019, upon her appointment of Ms. Viswakula as our principal financial officer and principal accounting officer, her salary was increased to $190,000. In addition, on April 20, 2020, her salary was increased to $200,000. On December 15, 2020 Ms. Viswakula, tendered her resignation from all positions with the Company. Upon her resignation, the Viswakula Employment Agreement was terminated.

Earn-out Liabilities

While the Company had recognized the liability for the contingent earn-out due the sellers of CBS Butler, in March 2019 the Company filed a warranty claim against the sellers asserting certain misrepresentations for an amount which offsets the contingent earn-out. In April 2019, the sellers of CBS Butler responded denying the Company’s warranty claim and asserting that the earn-out amount is due. On July 5, 2019, the Company entered into a settlement agreement with the selling shareholders of CBS Butler for the full and final satisfaction of claims in exchange for a payment of approximately £2,150 by the Company to the CBS Butler shareholders. The payment was due no later than July 26, 2019. The Company did not make the payment on July 26, 2019, as such the parties agreed to adjust the amount payable to £2,500. The Company paid this in full on August 30, 2019 and recorded a gain of approximately £894 ($1,077) on final settlement. The Company used the proceeds from the term note entered into with Jackson on August 29, 2019 for $2,538, to satisfy this obligation.

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

Pursuant to the acquisition of KRI on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 each on August 27, 2019 and August 27, 2020. The payment of the earnout consideration was contingent on KRI’s achievement of certain trailing gross profit amounts. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company is required pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019. In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020 to February 27, 2020. The seller of KRI, Pamela D. Whitaker (“Whitaker”) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of January 2, 2021 and December 28, 2019, in February 2020, the Company filed an action against Whitaker for breach of contract which more than offsets the earnout consideration recognized. The Company paid interest of $40 during the period ended September 26, 2020. Refer to legal proceedings below for action filed against Whitaker, the former owner of KRI.

Lease Obligations

The Company is party to multiple lease agreements for office space. The agreements require monthly rental payments through September 2029. Total minimum obligations are approximately $1,313, $735, $447, $338, $326 and $839 for the twelve months ended fiscal 2021, 2022, 2023, 2024, 2025 and beyond, respectively. For Fiscal 2020 and Fiscal 2019, rent expense amounted to $1,659 and $1,732, respectively.

Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of Key Resources, Inc. (“KRI”), Pamela D. Whitaker (“Whitaker,” “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe Staffing Services LLC (“Monroe”) and the Company (the “Defendants” arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI to Monroe in August 2018. Whitaker is seeking $4,054 in alleged damages.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the Middle District of North Carolina issued a decision that reversed the Magistrate Judge’s Order, granting Plaintiff’s motion to remand and denying Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021. On March 18, 2021 the Fourth Circuit selected the case for mandatory mediation. The mediation is scheduled to take place on April 6, 2021.

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”.) The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement. The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6 million. On April 28, 2020, Whitaker filed a motion to dismiss the New York Action on both procedural and substantive grounds. On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss. On July 9, 2020 Whitaker filed reply papers in further support of the motion.

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part. The Court rejected Whitaker’s procedural arguments, but granted the motion on substantive grounds. However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020. Monroe and the Company filed a letter of motion for leave to amend and a proposed Amended Complaint on December 1, 2020. On January 5, 2021, Whitaker filed an opposition to the letter motion. On January 25, 2021, Monroe and the Company filed a reply in further support of the letter motion. On March 9, 2021, the Court granted Monroe and the Company’s motion for leave to amend, in part, and denied the motion, in part. The Court rejected Monroe and the Company’s claim for fraudulent inducement, but granted the motion for leave to amend their breach of contract claim. Monroe and the Company filed their amended complaint on March 12, 2021. On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. Monroe and the Company’s opposition to the motion to dismiss is due on April 23, 2021

Monroe and the Company intend to pursue their claims vigorously.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

NOTE 14 – SEGMENT INFORMATION

In December 2017, the Company reorganized its operations into three reportable segments: Commercial – US; Professional – US and Professional - UK.

	Fiscal 2020	Fiscal 2019
Commercial Staffing - US	$113,970	$127,330
Professional Staffing - US	23,477	37,294
Professional Staffing - UK	67,080	113,854
Total Revenue	$204,527	$278,478

Commercial Staffing - US	$17,845	$20,080
Professional Staffing - US	7,546	14,081
Professional Staffing - UK	9,422	14,148
Total Gross Profit	$34,813	$48,309

Selling, general and administrative expenses	$(37,526)	$(44,327)
Impairment of goodwill	(2,969)
Depreciation and amortization	(3,118)	(3,369)
Operating income - restructuring	20	10
Interest expense	(6,697)	(7,628)
Amortization of debt discount and deferred financing costs	(596)	(857)
Re-measurement gain (loss) on intercompany note	584	(383)
Gain from sale of business	124	-
Gain on settlement of deferred consideration	-	1,924
Other income	84	326
Loss Before Provision for Income Tax	$(15,281)	$(5,229)

For Fiscal 2020 and Fiscal 2019, the Company generated revenue in the U.S. and the U.K. as follows:

	January 2, 2021	December 28, 2019
United States	$137,447	$164,624
United Kingdom	67,080	113,854
Total Revenue	$204,527	$278,478

For the period ended Fiscal 2020 and Fiscal 2019, the Company has assets in the U.S. and the U.K. as follows:

	January 2, 2021	December 28, 2019
United States	$73,691	$74,671
United Kingdom	13,233	14,170
Total Assets	$86,924	$88,841

Total assets by segment is not presented as it is not reviewed by the Chief Operating Decision Maker in his evaluation of how to allocate capital and resources.

For the period ended Fiscal 2020 and Fiscal 2019, the Company has goodwill in the U.S. and the U.K. as follows:

	January 2, 2021	December 28, 2019
United States	$12,082	$16,630
United Kingdom	14,963	14,419
Total Goodwill	$27,045	$31,049

NOTE 15 – RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Fiscal 2020
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	5,600	$4	$12
Jeff Grout	75	5,600	4	12
Nick Florio	75	5,600	4	12
Alicia Barker	-	5,600	4	6
	$225	22,400	$16	$42

	Fiscal 2019
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	5,600	$12	$68
Jeff Grout	75	5,600	12	70
Nick Florio	75	5,600	12	69
Alicia Barker	-	5,600	8	4
	$225	22,400	$32	$94

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

The Company appointed Khalid Anwar as the Company’s principal financial officer and principal accounting officer, effective as of December 15, 2020.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal 2020	Fiscal 2019
Cash paid for:
Interest	$8,596	$7,225
Income taxes	278	324

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$8,036	$13,856
Shares issued in connection with Jackson term loan	324	75
Increase in lease liabilities from obtaining right-of-use assets – ASC 842 adoption	450	5,965
Warrants adjustments in connection with Jackson term loan	126	—
Deemed dividend	4,690	—

NOTE 17 – INCOME TAXES

The components of loss before provision for income taxes for Fiscal 2020 and Fiscal 2019, are as follows:

	Fiscal 2020	Fiscal 2019
Domestic	$(13,491)	$(4,795)
Foreign	(2,251)	(434)
Loss before provision for income taxes	$(15,742)	$(5,229)

The provision for income taxes consisted of the following:

	Fiscal 2020	Fiscal 2019
Current:
Federal	$—	$—
State	190	119
Foreign	—	21
Total current tax expense	190	140
Deferred:
Federal	(76)	49
State	27	186
Foreign	(241)	(710)
Total deferred tax expense	(290)	(475)
Total tax benefit	$(100)	$(335)

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to:

	Fiscal 2020		Fiscal 2019
Benefit at Federal Statutory Rate	$(3,306)	21.00%	$(1,098)	21.00%
State taxes, net	(1,666)	10.59%	(1,741)	33.30%
Foreign operations	45	-0.29%	(13)	0.25%
Permanent differences	87	0.55%	349	-6.67%
True-up adjustments	(589)	3.74%	(325)	6.22%
Change in valuation allowance	5,139	-32.64%	2,399	-45.88%
Other	190	-1.21%	94	-1.80%
Total Tax Benefit for Income Taxes	$(100)	0.64%	$(335)	6.42%

The Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to mix of pre-tax income (loss) results by jurisdictions taxed at different rates than 21%, state taxes net of federal benefit, permanent differences, deferred tax balance adjustments that includes but is not limited to the UK tax rate change from 17% to 19%, and changes in valuation allowance in the U.S.

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	Fiscal 2020	Fiscal 2019
Deferred tax assets
Net operating loss carryforward	$7,276	$5,858
Tax credit, deduction and capital loss carryforward	2,880	2,327
Share-based compensation	749	847
Debt issuance costs	1	333
Accrued expenses and other liabilities	1,741	454
Interest limitation and carryforward	6,194	3,639
Operating lease liabilities	628	731
Total deferred tax assets	19,469	14,189
Less: valuation allowance	(17,087)	(11,948)
Deferred tax assets, net of valuation allowance	2,382	2,241

Deferred tax liabilities:
Deprecation	1,521	1,557
Basis differences in acquired intangibles	1,430	1,433
Operating lease - Right-of-use assets	621	731
Total deferred tax liabilities	3,572	3,721
Deferred tax liability	$(1,190)	$(1,480)

During Fiscal 2020 and Fiscal 2019, the Company has federal net operating losses (“NOLs”) of $16,915 and $14,371. Of the $16,915 in federal NOL carryforwards, $3,369 will begin to expire in 2032 and $2,288 can be carried forward indefinitely, subject to an 80% taxable income limitation in the year of utilization. As of November 15, 2018, the Company had a change in ownership under Section 382 which limits the amount of useable NOLs going forward. As such, the Company reduced the Federal NOL available by $7,220. The Company has not identified subsequent 382 Limitations as of January 2, 2021 or December 28, 2019. As of January 2, 2021 and December 28, 2019, the Company has state operating losses of $62,174 and $47,581 that begin to expire in 2022, and foreign NOLs totaling $2,990 and $1,514 with an indefinite life. As of January 2, 2021 and December 28, 2019, the Company also has capital loss carryforward of $9,467 and $7,531, which, if unused, will begin to expire in 2023 and a general business credit carryforward of $76 and $248.

Effective for the year ended December 28, 2018, the Tax Act resulted in a new limitation on interest expense under IRC Section 163(j). New IRC Section 163(j) limits the Company’s annual deduction of interest expense to the sum of business interest income and 30 percent of the adjusted taxable income of the Company. As a result of the CARES Act the limitation has been increased to 50% for tax years 2019 and 2020. The limitation for the year ended January 2, 2021 resulted in disallowed interest of $20,917, which can be carried forward indefinitely.

The Company has not recorded deferred taxes or withholding taxes for any undistributed foreign earnings, nor have any taxes been provided for the outside basis difference inherent in these entities as the Company’s assertion is to indefinitely reinvest in foreign operations. It is not practicable to estimate any taxes to be provided on outside basis differences at this time. Based on the amount of foreign undistributed earnings through January 2, 2021, we believe any such tax liability would be insignificant to the financial statements.

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

During Fiscal 2020, the Company maintained a valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $5,139 during Fiscal 2020 primarily attributable to the Section 163(j) interest limitation.

During 2020, we maintained our federal and state tax attributes for unrecognized tax benefits related primarily to the treatment of stock compensation and stock options. If recognized, $656 of the unrecognized tax benefits are likely to offset to a corresponding full valuation allowance provided for the reduction of federal NOLs, thereby there is no impact to the effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal 2020	Fiscal 2019
Beginning balance	$674	$670
Additions for tax positions of prior years	—	4
Reductions for tax positions of prior years	(18)	—
Loss before provision for income taxes	$656	$674

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, method changes. However, quantification of an estimated range cannot be made at this time. The Company has accrued zero interest and penalties as of January 2, 2021 and December 28, 2019.

The Company files its tax returns in the U.S., United Kingdom, Canada and certain state and local tax jurisdictions with various statutes of limitations. The Company has no tax years subject to audit by certain jurisdictions at this time. To the extent utilized in future years’ tax returns, NOLs carryforwards at January 2, 2021 and December 28, 2019 will remain subject to examination until the respective tax year is closed.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. During the preparation of our financial statements for the year ended January 2, 2021, we and our auditors identified a material weakness (as such term is defined below) in our internal control over financial reporting related to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company.

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective, due to the material weakness in our control environment and financial reporting process discussed above.

Notwithstanding the existence of the material weakness, described below, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”.)

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Based on our evaluation under the framework described above, our management concluded that our internal controls over financial reporting are not effective in accordance with Item 308(a)(3) of Regulation S-K and we had material weakness in our control environment and financial reporting process consisting of the following as of the Evaluation Date.

We lack a sufficient complement of competent finance personnel to appropriately account for, review, and disclose the completeness and accuracy of transactions entered into by the Company.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As part of our remediation plan, we plan to hire additional employees and external consultants who have the technical skillset to improve our financial reporting; implement new policies, procedures and controls; properly review transactions recorded and classified in the financial statements; and ensure proper accounting and related disclosures for complex accounting matters when necessary both in the United States and United Kingdom.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on our evaluation under the framework described above, aside from the material weaknesses discussed above, our management concluded that our internal controls over financial reporting were effective in accordance with Item 308(a)(3) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness identifies above, there has been no change in our system of internal control over financial reporting during the fiscal year ended January 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The name, age and position of our executive officers and directors are set forth below.

Name and Address	Age	Positions
Brendan Flood	55	Chairman, Chief Executive Officer, President and Director
Khalid Anwar	57	Senior Vice President of Corporate Finance (Principal Financial Officer and Principal Accounting Officer)
Alicia Barker	50	Chief Operating Officer, Executive Vice President and Director
Dimitri Villard	77	Director
Jeff Grout	67	Director
Nicholas Florio	56	Director

Brendan Flood, Chairman, Chief Executive Officer, President and Director. Mr. Flood has been the Chairman or Executive Chairman and a Director of the Company since January 7, 2014. He assumed the role of Chairman and Chief Executive Officer (“CEO”) on December 19, 2017 and has been in the staffing industry for over 20 years. Mr. Flood joined the Company upon the sale to the Company of his business, Initio International Holdings Limited (“Initio”), on January 3, 2014, where he was the chairman and chief executive officer. He had previously acquired Initio as part of a management buy-out, which he led, in January 2010. Prior to Initio, Mr. Flood worked in several staffing companies including Hudson Global Resources Inc. (“Hudson Global Resources”), which he brought to the Nasdaq National Market on April 1, 2003, as a spin-off from Monsterworldwide Inc. (“Monsterworldwide”.) His experience while at Monsterworldwide included numerous M&A transactions, operational management in both London and New York, and various senior financial roles. Mr. Flood graduated from Dublin City University in Ireland with a Bachelor of Arts Degree in Accounting and Finance. Mr. Flood’s strong financial background and years of experience at major staffing firms like Monsterworldwide and Hudson Global Resources qualifies him to be the President and Chief Executive Officer and Chairman of the Board of Directors given the Company’s core business in the staffing industry.

Khalid Anwar, Senior Vice President of Corporate Finance. Mr. Anwar joined the Company in February 2020 as Senior Vice President of Corporate Finance. Since December 15, 2020, he has served as the Company’s principal financial officer and principal accounting officer. Mr. Anwar has more than 20 years of experience in finance leadership roles in a variety of industries ranging in size from $20 billion to startups. From 2015 to 2019 he was the Executive, Financial Planning and Analysis, for Element Solutions Inc., a specialty chemicals company. From 2011 to 2015 he was the Chief Financial Officer of Pemco Holdings, an investor/operator of turnkey energy programs. He has an MBA from Booth School of Business at The University of Chicago and is a CPA.

Alicia Barker, Chief Operating Officer, Executive Vice President and Director. Alicia Barker has served as a Director of the Company since April 2018 and Executive Vice President and Chief Operating Officer since July 2018. Ms. Barker brings over two decades of extensive human resources, communication and operational expertise to her role. From July 2016 to July 2018, she served as principal and owner of Act II Consulting, providing human resources consulting and professional coaching services to individuals and corporations. From May 2014 to May 2016, Ms. Barker served as senior vice president, Human Resources at Barker, a full-service advertising agency where she led talent procurement and executive development. She also previously served on the executive team as vice president, Human Resources at Hudson North America, a global talent solutions company, as vice president, Human Resources, at Grey Group, a global advertising and marketing agency, and before that, as Human Resources Director at Icon/Nicholson, which designs, develops, and produces prepackaged computer software. Over the past several years, Ms. Barker has held positions on not-for-profit boards in her local community. Ms. Barker was also solicited to be the Campaign Manager for the Mayoral Campaign in the town of Westfield, New Jersey during the 2018 election. Ms. Barker’s educational background includes a major in Communications, a SHRM-CP Certification in HR and a Professional Coaching Certification. Ms. Barker’s extensive human resources expertise qualifies her to be a director of the Company.

Dimitri Villard, Director. Dimitri Villard has been a Director of the Company since July 2012. Mr. Villard was chairman and chief executive officer of Peer Media Technologies, Inc., a public company Internet technology business, from February 2009 to December 2012. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as interim chief executive officer from March 6, 2008 and as a director from January 2005 until 2012. Mr. Villard has also served as president and a director of Pivotal BioSciences, Inc., a biotechnology company, from September 1998 to August 2018. In addition, since January 1982, he has served as president and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm of SG Cowen and affiliated entities, a position he held from January 1997 to July 1999. From 2004 to 2008, Mr. Villard served as chairman of the board of directors of Dax Solutions, Inc., an entertainment industry digital asset management venture, and from July 2012 until September 2013, he was a member of the board of directors of The Grilled Cheese Truck Company, a public company. He is also a member of the executive committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a Bachelor of Arts from Harvard University and a Master of Science degree from China International Medical University. He is the Chairman of the Company’s Nominating and Corporate Governance Committee and also serves on the Compensation and Human Resources Committee and on the Audit Committee. Mr. Villard’s experience as an officer and/or director of several public companies, as well as an investment banker, qualifies him to be a Director of the Company.

Jeff Grout, Director. Jeff Grout has been a Director of the Company since February 2014. He is a successful business speaker, consultant and coach. From 1980 to 2001, he served as U.K. managing director of Robert Half International, a leading international recruitment consultancy, and business manager to Sir Clive Woodward, head coach of the England Rugby Team. From 2001, Mr. Grout has been an independent business consultant specializing in leadership, people management, team building, peak performance, recruitment and retention issues. He has spoken at Henley Business School, Ashridge Management College, Cardiff Business School and the Danish Centre for Leadership, and his clients include Amazon, Deloitte, LinkedIn, British Airways, Barclays, Ernst & Young, Virgin, etc. He holds several corporate advisory and executive coaching appointments and is also a successful business author. Mr. Grout has written books on leadership, recruitment, career success, the psychology of peak performance and his police detective father’s first murder case. His eighth book entitled “What You Need to Know about Leadership” was published in May 2011. Mr. Grout holds a Bachelor of Science (Economics) Degree from the London School of Economics and Political Science. Mr. Grout brings valuable operational experience within the staffing industry having grown the U.K. business of Robert Half International from $1 million to $100 million in sales and from 12 to 365 employees. He also identified and integrated several acquisitions of staffing businesses in the U.K. and continental Europe. He is the Chairman of the Company’s Compensation and Human Resources Committee and serves on the Nominating and Corporate Governance Committee and on the Audit Committee. Mr. Grout’s extensive staffing industry experience, including his role as former Managing Director of Robert Half International, qualifies him to be a director of the Company.

Nicholas Florio, Director. Nicholas Florio has been a Director of the Company since May 2014. Mr. Florio provides business consulting and financial advice to a variety of closely held private businesses. He is a retired audit and accounting partner for Citrin Cooperman & Company, LLP (“Citrin Cooperman”.) Mr. Florio has been with Citrin Cooperman for over 25 years. He currently serves as a consultant with Citrin Cooperman. With over 30 years of experience in the staffing and employment arena, Mr. Florio served as the practice leader of Citrin Cooperman’s employment and staffing area. Mr. Florio’s experience in this area included providing advice on corporate structuring; design of stock incentive and deferred compensation plans; merger and acquisition due diligence and consulting; among general business and tax advice. He was also a member of the board of directors of both the New York Staffing Association (“NYSA”) and New Jersey Staffing Association and was the president of the Industry Partner Group of NYSA for over 20 years. Prior to his retirement Mr. Florio was also a long-standing member of the Citrin Cooperman’s executive committee. A graduate of Pace University, Mr. Florio is a member of the New York State Society of Certified Public Accountants as well as the American Institute of CPAs. He is the Chairman of the Company’s Audit Committee and serves on the Nominating and Corporate Governance Committee and on the Compensation and Human Resources Committee. Mr. Florio’s acute knowledge of financial and accounting matters, with an emphasis in the staffing industry through his role as audit and accounting partner for Citrin Cooperman, qualifies him to be a director of the Company.

Independence of Directors

In determining the independence of our directors, the Board applied the definition of “independent director” provided under the listing rules of The Nasdaq Stock Market LLC. Under the Nasdaq Stock Market LLC, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. After considering all relevant facts and circumstances, the Board has determined that each of Messrs. Villard, Florio and Grout are independent within the definition of independence under the Nasdaq Stock Market LLC rules. Our Board has determined that Mr. Flood and Ms. Barker are not independent directors. In making this determination, the Board considered, among other things, (i) relationships and transactions involving directors or their affiliates or immediate family members and (ii) other relationships and transactions involving directors or their affiliates or immediate family members that did not rise to the level of requiring such disclosure, of which there were none.

Meetings of the Board of Directors

The Board convened 14 times during Fiscal 2020. Each director attended 100% of the total number of meetings of the Board. Directors are encouraged, but are not required, to attend our annual meeting of stockholders. At the Company’s annual meeting of stockholders on September 29, 2020, all directors were in attendance either in person or via conference call.

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

Audit Committee. On April 30, 2014, the Board designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”.) The Audit Committee is composed of Messrs. Nicholas Florio (Chairman), Dimitri Villard and Jeff Grout. All members of our audit committee are independent as defined in the rules and regulations of the SEC and Nasdaq, and the Board has determined that Mr. Nicholas Florio is the qualified financial expert (see credentials listed above.) The Audit Committee formally met 12 times during Fiscal 2020. The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

Our Audit Committee’s primary responsibilities and obligations are to:

●	Appoint, compensate, retain and oversee the work of the independent auditor (including resolution of disagreements between management and the auditor regarding financial reporting.) In this regard, the Audit Committee shall appoint and retain, subject to approval by the Company’s stockholders, compensate, evaluate and terminate, when appropriate, the independent auditor, which shall report directly to the Audit Committee.

●	Pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor and establish policies and procedures for the engagement of the independent auditor to provide auditing and permitted non-audit services.

●	Review the annual audited financial statements with management and the independent auditor, including the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also included in such review shall be significant issues and judgments regarding accounting and auditing principles and practices, and the effect of regulatory and accounting initiatives on the Company’s financial statements. The Committee shall recommend to the board whether the financial statements should be included in the Form 10-K.

●	Review and discuss with management and the independent auditor the Company’s quarterly financial statements prior to filing the Form 10-Q, including the results of the independent auditor’s review of them and the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Review and discuss with management the Company’s quarterly earnings announcements and other public announcements regarding the Company’s results of operations.

●	Prepare any report required to be prepared by it for inclusion in the Company’s proxy statement under SEC rules and regulations.

●	Review and approve all related party transactions.

●	Review major changes to the Company’s accounting and auditing principles and practices as suggested by management or the independent auditor.

●	Meet periodically with management to review the Company’s major financial and business risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies.

●	Oversee any internal audit functions of the Company.

●	Obtain and review, at least annually, a report by the independent auditor describing the independent auditor’s internal quality-control procedures, and any material issues raised by the most recent internal quality-control review, or peer review, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the independent auditor, and any steps taken to deal with any such issues.

●	Consider, at least annually, the independence of the independent auditor, and receive from and discuss with the independent auditor the auditor’s report regarding its independence, setting forth all relationships between the auditor and the Company. The Audit Committee shall actively engage in a dialogue with the auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the auditor and for taking, or recommending that the full Board take, appropriate action to oversee the independence of the outside auditor.

●	Meet with the independent auditor prior to the audit to review the scope and planning of the audit.

●	Review with the independent auditor the results of the annual audit examination, and any issues the auditor may have encountered in the course of its audit work and management’s response. This review should include, among other things, any management letter, any restrictions on the scope of activities or access to required information.

●	Discuss with management the Company’s earnings releases and corporate policies with respect to releases and financial information and earnings guidance provided to analysts and rating agencies.

●	Receive reports from the Company’s independent registered public accounting firm and management regarding, and review the adequacy and effectiveness of, the Company’s internal controls over financial reporting and significant changes in such controls reported to the Audit Committee by the Company’s independent registered public accounting firm or management.

●	Receive reports from the Company’s independent registered public accounting firm and management regarding, and review the adequacy and effectiveness of, the Company’s disclosure controls and procedures.

●	Ensure the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law.

●	Review candidates for the positions of chief financial officer and controller of the Company.

●	Establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

●	Establish policies for hiring employees and former employees of the independent auditor.

●	Advise the Board with respect to the Company’s policies and procedures regarding compliance with applicable laws and regulations and with the Company’s policies for Code of Ethical Conduct.

●	Review with the Company’s counsel and independent registered public accounting firm (1) legal matters that may have a material impact on the financial statements, (2) any fraud involving management or other employees who have a significant role in the Company’s internal controls, (3) compliance policies, and (4) any material reports or inquires received from regulators, governmental agencies or employees that raise material issues regarding the Company’s financial statements and accounting or compliance policies.

●	Review the Audit Committee Charter annually and recommend any changes for approval by the Board.

●	Review the Audit Committee’s own performance annually.

●	Consider such other matters in relation to the financial affairs of the Company, its accounts and the independent audit of the Company, as the Committee may, in its discretion, determine to be advisable.

Compensation and Human Resources Committee. On April 30, 2014, the Board designated a Compensation and Human Resources Committee (the “Compensation and Human Resources Committee”.) Our Compensation and Human Resources Committee is composed of Messrs. Jeff Grout (Chairman), Dimitri Villard and Nicholas Florio. Pursuant to its charter, the Compensation and Human Resources Committee shall be comprised of at least two (2) “independent” members of the Board who shall also satisfy such other criteria imposed on members of the Compensation and Human Resources Committee pursuant to the federal securities laws and the rules and regulations of the SEC and Nasdaq. With regards to the Compensation and Human Resources Committee, the term “independent” refers to a member of the Compensation and Human Resources Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and Nasdaq, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation and Human Resources Committee formally met 7 times during Fiscal 2020.

Our Compensation and Human Resources Committee’s primary responsibilities and obligations are to:

●	Determine, in executive session at which none of: (i) the Chief Executive Officer of the Company (the “CEO”); (ii) the Executive Chairman of the Company, if a person is acting in the capacity of Executive Chairman (the “Executive Chairman”) or (iii) the Vice Chairman of the Company (the “Vice Chairman”) are present and voting, the compensation for, respectively, the CEO, Executive Chairman and Vice Chairman, in each case with reference to applicable employment or similar agreements and utilizing such customary factors that the Compensation and Human Resources Committee deems necessary or appropriate.

●	Review and determine the compensation of the executive officers of the Company other than the CEO and the Executive Chairman with reference to applicable employment or similar agreements and based upon the recommendations of the CEO and Executive Chairman and such other customary factors that the Compensation and Human Resources Committee deems necessary or appropriate.

●	Recommend awards and/or bonuses to be granted to executive officers of the Company under the Company’s equity plans and other compensation or benefit plans or policies as approved by the Board or the Compensation and Human Resources Committee.

●	Approve the overall amount or percentage of plan and/or bonus awards to be granted to all Company employees and delegate to the Company’s executive management the right and power to specifically grant such awards to each Company employee within the aggregate limits and parameters set by the Compensation and Human Resources Committee.

●	Review and evaluate the performance of the other executive officers of the Company.

●	Review and approve the design of other benefit plans pertaining to executives and employees of the Company.

●	Approve such reports on compensation as are necessary for filing with the SEC and other government bodies.

●	Review, recommend to the Board, and administer all plans that require “disinterested administration” under Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

●	Approve the amendment or modification of any compensation or benefit plan pertaining to executives or employees of the Company that does not require stockholder approval.

●	Review and recommend to the Board the adoption of or changes to the compensation of the Company’s independent directors.

●	Retain outside consultants and obtain assistance from members of management as the Compensation and Human Resources Committee deems appropriate in the exercise of its authority.

●	Make reports and recommendations to the Board within the scope of its functions and advise the officers of the Company regarding various personnel matters.

●	Approve all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees.

●	Review the form, terms and provisions of employment and similar agreements with the Company’s executive officers and any amendments thereto.

●	To the extent the same has been adopted, review, at least annually, the compensation philosophy of the Company.

●	Review the Compensation and Human Resources Committee’s own performance annually.

●	Review the Compensation and Human Resources Committee’s Charter annually and recommend any changes thereto to the Board.

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

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board for consideration. The Nominating and Corporate Governance Committee formally met 4 times during Fiscal 2020. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Dimitri Villard, Staffing 360 Solutions, Inc., 641 Lexington Avenue, Suite 2701, New York, New York 10022.

Our Nominating and Corporate Governance Committee’s primary responsibilities and obligations are to:

Nomination Matters:

●	Recommend to the Board candidates for election or reelection to the Board at each annual meeting of stockholders of the Company or any other meeting of Company stockholders where the election of a class of directors is to be considered. Nominees for director shall be selected on the basis of experience, integrity, ability to make independent analytical inquiries, understanding of the Company’s business environment, willingness to devote adequate time to Board duties and such other specific criteria as may be established by the Nominating and Corporate Governance Committee from time to time. In establishing these criteria, the Nominating and Corporate Governance Committee shall make every effort to ensure that the Board and its Committees include at least the required number of independent directors, as that term is defined by applicable standards promulgated by Nasdaq and by the SEC.

●	Recommend to the Board candidates for election by the Board to fill vacancies occurring on the Board.

●	Consider stockholders’ nominees in accordance with applicable rules and regulations and develop procedures regarding the nomination process as required by the federal securities laws and the rules and regulations of the SEC and Nasdaq.

●	Make recommendations to the Board concerning the selection criteria to be used by the Nominating and Corporate Governance Committee in seeking nominees for election to the Board.

●	Aid in attracting qualified candidates to serve on the Board and interview and otherwise assist in the screening of such candidates.

●	Evaluate and make recommendations to the Board concerning the structure, composition and functioning of the Board and all Board committees.

Corporate Governance Matters:

●	Develop and recommend to the Board from time to time corporate governance guidelines applicable to the Company. The Nominating and Corporate Governance Committee shall, from time to time as it deems appropriate, review and reassess the adequacy of such guidelines and recommend and propose changes to the Board for approval.

●	Review any issues relating to conflicts of interests and (in conjunction with the Audit Committee of the Board as necessary or appropriate) all related party transactions in accordance with SEC and Nasdaq requirements, and report the same to the Board.

●	Review and recommend changes to Board meeting procedures.

●	Monitor any requests made by the directors to engage outside advisors with respect to corporate governance issues, at the Company’s expense.

●	Review and recommend retirement policies for Company directors as may be adopted from time to time.

●	Review any outside directorships in other public companies held by senior company officials.

●	Periodically receive and consider recommendations from the Company’s Executive Chairman regarding succession of the Executive Chairman and other senior officer levels.

●	Make reports and recommendations to the Board within the scope of its functions.

●	Review the Nominating and Corporate Governance Committee Charter from time to time and recommend any changes thereto to the Board.

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company, we believe that all directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities timely filed reports required by Section 16(a) of the Exchange Act during Fiscal 2020.

The number of Forms 3, 4 and 5 and the number of transactions that were not filed timely are as follows: None.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to our named executive officers for Fiscal 2020 and Fiscal 2019. Individuals we refer to as our “named executive officers” include our CEO and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the Fiscal 2020.

All amounts presented in Item 11 are in whole dollar amounts. All compensation amounts presented in British pounds have been translated using the foreign currency average exchange rates, unless otherwise indicated. All share numbers have been adjusted for the one-for-five reverse stock split effective January 3, 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Brendan Flood	Fiscal 2020	359,532	—	—	36,377	395,909
Chairman and Chief Executive Officer	Fiscal 2019	357,202	135,144	—	33,350	525,696
Sharnika Viswakula (3)	Fiscal 2020	191,689	—	—	5,907	197,596
Former Senior Vice President, Secretary, Treasurer and Corporate Controller	Fiscal 2019	175,000	46,298	—	13,503	234,801
Khalid Anwar (4)	Fiscal 2020	103,841	—	—	—	103,841
Senior Vice President of Corporate Finance	Fiscal 2019	—	—	—	—	—
Alicia Barker	Fiscal 2020	254,803	—	3,640	17,400	275,843
Chief Operating Officer	Fiscal 2019	251,471	92,883	8,246	19,171	371,771

(1)	Represents the amount recognized for financial statement reporting purposes in accordance with ASC Topic 718. Stock awards vest in full on the third anniversary of the grant date, and the value of stock award is based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The valuation assumptions used in calculating the value of stock awards is set forth in Note 12 to our audited consolidated financial statements included herein.

(2)	In Fiscal 2021, Mr. Flood, Ms. Viswakula and Mr. Anwar were issued 300,000, 2,500 and 2,500 shares, respectively at $1.23 per share. On January 7, 2020, September 25, 2020 and October 1, 2020, Ms. Barker was issued 1,400 shares at $0.85 per share, 2,800 shares at $0.56 per share and 1,400 shares at $0.63 per share, respectively. On January 7, 2019, April 4,2019, July 2, 2019 and November 18, 2019, Ms. Barker was issued 1,400 shares at $1.79 per share, 1,400 shares at $1.58 per share, 1,400 shares at $1.71 per share and 1,400 shares at $0.84 per share, respectively.

(3)	Includes vacation pay, car allowance, 401(k) match, pensions and life insurance premiums.

(4)	Ms. Viswakula’s employment with the Company ceased as of December 15, 2020.

(5)	Mr. Anwar became our Senior Vice President of Corporate Finance on June 29, 2020. He has served as our principal financial officer and principal accounting officer, effective as of December 15, 2020.

Outstanding Equity Awards at January 2, 2021

	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Option awards
Brendan Flood(1)	6,600	(1)	—	6,600	$100.00	01/07/2024
	3,000	(2)	—	3,000	50.00	03/01/2025
	9,600	(3)	—	9,600	6.75	02/28/2027

(1)	These options are fully vested, were issued pursuant to the 2014 Equity Incentive Plan and are exercisable for a period of 10 years from the date of grant.

(2)	These options are fully vested, were issued pursuant to the 2015 Equity Incentive Plan and are exercisable for a period of 10 years from the date of grant.

(3)	These options are fully vested, were issued pursuant to the 2016 Equity Incentive Plan and are exercisable for a period of 10 years from the date of grant.

Employment Agreements

The Flood Employment Agreement

On January 3, 2014, in connection with our acquisition of Initio, we entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Pursuant to the Flood Employment Agreement, Mr. Flood initially served as Executive Chairman of the Board. Mr. Flood was initially paid a salary of £192,000 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and our U.K. subsidiary. Under the Flood Employment Agreement, Mr. Flood’s salary is required to be adjusted (but not decreased) annually in connection with the CPI Adjustment (as defined in the Flood Employment Agreement.) Mr. Flood is also entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood was entitled to a gross profit appreciation participation, which entitled the participants to 10% of Initio’s “Excess Gross Profit,” which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level was 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into 1,039,380 shares of Series A Preferred Stock. On January 8, 2021, all of his Series A Preferred Stock were converted into 27,024 shares of our common stock.

The Flood Employment Agreement had an initial term of five years and automatically renews thereafter unless 12 months’ written notice is provided by either party. It also includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, we may request that Mr. Flood continue employment with the new control entity. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and he assumed the roles of Chief Executive Officer and President of the Company. On January 1, 2018 the Company increased his salary by the CPI Adjustment. On January 1, 2019 and on January 1, 2020, Mr. Flood was eligible for a CPI salary adjustment and chose to waive this adjustment. All other terms of the Flood Employment Agreement remained unchanged.

The Barker Employment Agreement

We entered into an employment agreement with Alicia Barker that appointed her as our Chief Operating Officer effective July 1, 2018 (the “Barker Employment Agreement”.) Ms. Barker also serves as a member of our Board and receives stock compensation for her service as a member of the Board.

Under the terms of the Barker Employment Agreement, Ms. Barker currently receives an annual base salary of $250,000 and is entitled to receive an annual performance bonus of up to 75% of her base salary based on the achievement of certain performance metrics. Ms. Barker’s base salary is required to be reviewed by the Board on an annual basis and may be increased, but not decreased, in its sole discretion. Ms. Barker is also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company.

In the event Ms. Barker is terminated without cause or for good reason (as such terms are defined in the Barker Employment Agreement), she is entitled to receive (subject to certain requirements, including signing a general release of claims): (i) any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through her termination date; (ii) severance pay in an amount equal to 12 months’ base salary; and (iii) any earned but unpaid performance bonus. In the event Ms. Barker is terminated for cause or without good reason, she is only entitled to receive any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through her termination date.

The Barker Employment Agreement also contains customary confidentiality, non-solicitation and non-disparagement clauses.

The Anwar Employment Agreement

We entered into an employment agreement with Khalid Anwar that appointed him as our Senior Vice President, Corporate Finance effective June 29, 2020 (the “Anwar Employment Agreement”.)

Under the terms of the Anwar Employment Agreement, Mr. Anwar currently receives an annual base salary of $200,000 and is entitled to receive an annual performance bonus of up to 50% of his base salary based on the achievement of certain performance metrics. The Anwar Employment Agreement will automatically renew for successive one-year terms after the initial employment term unless terminated by either party upon written notice provided not less than three months before the end of the initial term or renewal term. Mr. Anwar is also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with his services to the Company and to participate in the benefit plans generally made available to other executives of the Company.

In the event Mr. Anwar is terminated without cause or for good reason (as such terms are defined in the Anwar Employment Agreement), he is entitled to receive (subject to certain requirements, including signing a general release of claims) (i) any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through his termination date and (ii) any earned but unpaid performance bonus. In the event Mr. Anwar is terminated for cause or without good reason, he is only entitled to receive any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through his termination date.

The Anwar Employment Agreement also contains customary confidentiality, non-solicitation and non-disparagement clauses.

The Viswakula Employment Agreement

We entered into an employment agreement with Sharnika Viswakula that appointed her as our Corporate Controller effective November 7, 2016 (the “Viswakula Employment Agreement”.)

Under the terms of the Viswakula Employment Agreement, Ms. Viswakula received an annual base salary of $170,000 and was entitled to receive an annual performance bonus of up to 35% of her base salary based on the achievement of certain performance metrics. In addition, Ms. Viswakula received 25,000 restricted shares, vesting 50% on her 1st anniversary and 50% on her 2nd anniversary. Ms. Viswakula was also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company. On December 31, 2019, upon her appointment of Ms. Viswakula as our principal financial officer and principal accounting officer, her salary was increased to $190,000. In addition, on April 20, 2020, her salary was increased to $200,000. On December 15, 2020 Ms. Viswakula, tendered her resignation from all positions with the Company. Upon her resignation, the Viswakula Employment Agreement was terminated.

Compensation of Directors

The following table provides compensation information for the year ended January 2, 2021 for each member of our Board during the fiscal year ended January 2, 2021:

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Brendan Flood(2)	—	—	—
Dimitri Villard(3)	75,000	3,640	78,640
Jeff Grout(4)	75,000	3,640	78,640
Nicholas Florio(5)	75,000	3,640	78,640
Alicia Barker(6)	—	3,640	3,640

(1)	We account for stock-based instruments issued to employees in accordance with ASC Topic 718. Stock awards vest in full on the third anniversary of the grant date, and the value of stock award is based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by our stock price on the date of issuance. The valuation assumptions used in calculating the value of stock awards is set forth in Note 12 to our audited consolidated financial statements included herein. We issued these shares under our 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan, whereby these shares vest on the third anniversary of the date of grant. A nonemployee who sits on the Board and is compensated by us solely for the individual’s role as a director will be treated as an employee under ASC 718.

On January 7, 2020, September 25, 2020 and October 1, 2020, Mr. Villard, Mr. Grout, Mr. Florio and Ms. Barker were each issued 1,400 shares at $0.85 per share, 2,800 shares at $0.56 per share and 1,400 shares at $0.63 per share, respectively.

(2)	Mr. Flood does not receive any compensation for his service as a director. For information concerning Mr. Flood’s compensation as our President and Chief Executive Officer, please see “Compensation of Executive Officers—Summary Compensation Table.” As of January 2, 2021, Mr. Flood had outstanding stock awards of 695,512 shares of common stock and outstanding options representing the right to purchase 19,200 shares of common stock, none of which were received in return for his services as a Board or committee member.

(3)	In May 2014, Mr. Villard was named the Chairman of the Nominating and Corporate Governance Committee and was named as a member of the Audit Committee and of the Compensation and Human Resources Committee. As a member of our Board, Mr. Villard receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments of $6,250. In addition, for his services as a Board and committee member, Mr. Villard receives 1,400 shares of restricted common stock per quarter. During Fiscal 2019, Mr. Villard received 5,600 restricted common shares valued at $3,640 for his services as a Board and committee member. As of January 2, 2021, Mr. Villard had outstanding stock awards of 41,950 shares of common stock and outstanding options representing the right to purchase 1,000 shares of common stock.

(4)	In February 2014, Mr. Grout was named the Chairman of the Compensation and Human Resources Committee and was also named as a member of the Nominating and Corporate Governance Committee. In June 2015, Mr. Grout was also named as a member of the Audit Committee. As a member of our Board, Mr. Grout receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments of $6,250. In addition, for his services as a Board and committee member, Mr. Grout receives 1,400 shares of restricted common stock per quarter. During Fiscal 2020 Mr. Grout received 5,600 restricted common shares valued at $3,640 for his service as a Board and committee member. As of January 2, 2021, Mr. Grout had outstanding stock awards of 42,534 shares of common stock and outstanding options representing the right to purchase 1,000 shares of common stock.

(5)	In May 2014, Mr. Florio was named the Chairman of the Audit Committee and was also named as a member of each of the Nominating and Corporate Governance Committee and of the Compensation and Human Resources Committee. As a member of our Board, Mr. Florio receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments of $6,250. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. In addition, for his services as a Board and committee member, Mr. Florio receives 1,400 shares of restricted common stock per quarter. During Fiscal 2020, Mr. Florio received 5,600 restricted common shares valued at $3,640 for his services as a Board and committee member. As of January 2, 2021, Mr. Florio, in the name of Citrin Cooperman, had outstanding stock awards of 43,099 shares of common stock and outstanding options representing the right to purchase 1,000 shares of common stock.

(6)	As a non-independent director, Ms. Barker receives equity compensation but is not entitled to cash compensation for services as a director. For her services as a director, Ms. Barker receives 1,400 shares of restricted common stock per quarter. During Fiscal 2020, Ms. Barker received 5,600 restricted common shares valued at $3,640 for her services as a Board member. For information concerning Ms. Barker’s compensation as our Chief Operating Officer, please see “Executive and Director Compensation—Summary Compensation Table.” As of January 2, 2021, Ms. Barker had outstanding stock awards of 55,400 shares of common stock and outstanding options representing the right to purchase 0 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2021 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 39,166,528 shares of common stock outstanding on April 15, 2021.

Name of Beneficial Owner	Address	Common Stock Beneficially Owned (1)	Percent of Common Stock
Brendan Flood (2)	3 London Wall Buildings, London Wall, London, EC2M 5SY	714,712	1.8%
Khalid Anwar (3)	641 Lexington Avenue, Suite 2701 New York, NY 10022	10,000	*
Dimitri Villard (4)	8721 Santa Monica Blvd, Suite 100 Los Angeles, CA 90069	44,350	*
Jeff Grout (5)	3 London Wall Buildings, London Wall, London, EC2M 5SY	44,934	*
Nicholas Florio (6)	Citrin Cooperman & Company LLP 529 Fifth Avenue New York, NY 10017	45,499	*
Alicia Barker (7)	641 Lexington Avenue, Suite 2701 New York, NY 10022	76,800	*

Directors and officers as a group		936,295	2.4%

Greater than 5% Holders:
Jackson Investment Group, LLC (8)	2655 Northwinds Parkway Alpharetta, GA 30009	10,583,204	22.2%
Heights Capital Management, Inc. (9)	101 California Street, Suite 3250 San Francisco, California 94111	2,250,000	5.7%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the Record Date, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes 695,512 shares of common stock owned and 19,200 options that are currently exercisable or may be exercised by Mr. Flood within 60 days of February 24, 2021

(3)	Mr. Anwar owns 10,000 shares of common stock.

(4)	Includes 5,550 shares of common stock held personally by Mr. Villard and 37,800 shares held through Byzantine Productions, Inc., for which Mr. Villard is deemed the beneficial owner with sole voting and dispositive power over the securities held by the entity, and Mr. Villard holds options to purchase 1,000 shares.

(5)	Mr. Grout owns 43,934 shares of common stock and holds options to purchase 1,000 shares of stock.

(6)	Includes 4,200 shares of common stock held personally by Mr. Florio and 40,299 shares of common stock and options to purchase 1,000 shares of common stock held in the name of Citrin Cooperman for which Mr. Florio is deemed the beneficial owner with sole voting and dispositive power over the securities held by the firm.

(7)	Ms. Barker owns 76,800 shares of common stock.

(8)	Includes 2,068,696 shares of common stock owned, 905,508 shares of common stock issuable upon the exercise of warrants with an exercise price of $1.00, 6,172,000 shares of common stock issuable upon conversion of 6,172 shares of Base Series E Preferred Stock (convertible after October 31, 2022), and 1,437,000 shares of common stock issuable upon conversion of 1,437 shares of Series E-1 Preferred Stock. Does not give effect to the Limited Waiver and Agreement executed by Jackson and the Company on February 5, 2021 and extended on April 8, 2021.

(9)	As reported in a Schedule 13G filed on February 19, 2021 by Heights Capital Management, Inc. giving information on share holdings as of that date. Heights Capital Management, Inc. is the investment manager to CVI Investments, Inc. and as such may exercise voting and dispositive power over these shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of January 2, 2021 about the common stock that may be issued upon the exercise of outstanding options, warrants and rights under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercising outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	43,400	$6.75	740,321
Equity compensation plans not approved by security holders(1)	33,100	$50.00	0

(1) At January 2, 2021, the Company had two equity compensation plans (2014 Equity Incentive Plan and 2015 Omnibus Incentive Plan) not approved by security holders, which are more fully described below.

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”.) Under the 2014 Plan, we may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to secure and retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of our Company and its affiliates. A maximum of 50,000 shares of common stock has been reserved for issuance under the 2014 Plan. The 2014 Plan expires on January 28, 2024. As of January 2, 2021, the Company had issued 50,000 options and shares of common stock pursuant to the 2014 Plan and therefore there are no remaining shares eligible to be issued under the 2014 Plan.

The authority to administer the 2014 Plan currently resides with the Compensation and Human Resources Committee. They have the power to determine which persons eligible under the 2014 Plan will be granted option awards.

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

2015 Omnibus Incentive Plan

On September 23, 2015, our Board adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”.) Under the 2015 Plan, the Company may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2015 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates.

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

The 2015 Plan has a term of ten years and no further awards may be granted under the 2015 Plan after that date. As of January 2, 2021, we had issued 90,000 in options and shares of common stock pursuant to the 2015 Plan and had 0 unissued securities remaining under this plan.

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

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 500,000 shares of our common stock were reserved for issuance under stock and stock option awards. On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 1,250,000 shares of our common stock. As of January 2, 2021, we had issued 1,234,276 shares and options to purchase shares of common stock pursuant to the 2016 Plan, leaving 15,724 shares remaining under the 2016 Plan. The Compensation and Human Resources Committee administers the 2016 Plan. No stock options were granted in Fiscal 2020 and Fiscal 2019.

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

Options

Under the terms of the 2016 Plan, unless the Compensation and Human Resources Committee determines otherwise in the case of an option substituted for another option in connection with a corporate transaction, the exercise price of the options will not be less than the fair market value (as determined under the 2016 Plan) of the shares of common stock on the date of grant. Options granted under the 2016 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation and Human Resources Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2016 Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder.)

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

2016 Long-Term Incentive Plan

In May 2016, the Board approved the 2016 Long-Term Incentive Plan (the “2016 LTIP”.) This plan was approved by our stockholders on January 26, 2017.

The material features of the 2016 LTIP are:

●	The maximum number of shares of common stock to be issued under the 2016 LTIP is 260,000 shares;

●	The award of performance units is permitted;

●	The term of the 2016 LTIP expired on December 31, 2018.

2019 Performance Unit Grants

In January 2019, the Board approved the 2019 Performance Unit Grants (the “2019 Performance Grants”.) The Board granted 310,000 units to adequately motivate the participants and drive performance as of January 2, 2021. Units vest upon the following:

●	50% upon the employee being in good standing on December 31, 2020; and

●	50% upon the average share price of the Company’s common stock during the 90-day period leading up to December 31, 2020, based upon the following Vesting Rate table:

Average 90-day Price	Vesting Rate
<$8 per share	0
>$8 per share	Pro-rated
>=$12 per share	Full Vesting

A fair valuation of the 2019 Performance Grants has not been completed; however, it is not expected to be material.

2020 Omnibus Incentive Plan

On June 30, 2020, the Board approved the 2020 Omnibus Incentive Plan (the “2020 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 750,000 shares of common stock are reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On September 29, 2020, our stockholders approved the 2020 Plan. As of January 2, 2021, we had issued 31,003 shares and options to purchase shares of common stock pursuant to the 2020 Plan, therefore leaving 718,997 shares remaining under the 2020 Plan. The Compensation and Human Resources Committee administers the 2020 Plan. The 2020 Plan will terminate on June 30, 2030.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons.

Pursuant to our Audit Committee charter, our Audit Committee is responsible for reviewing and approving all related party transactions, including those required to be disclosed as a “related party transaction” under applicable federal securities laws. The Audit Committee has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Audit Committee, the Company expects that the Audit Committee would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Audit Committee would only approve a related party transaction that was in the best interests of, and fair to, the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party.

Transactions with Related Persons.

On August 27, 2018, Company entered into a First Omnibus Amendment, Joinder and Reaffirmation Agreement with Jackson, a significant stockholder of the Company, pursuant to which the Existing Note Purchase Agreement was amended to make a new senior debt investment of approximately $8,428 in the Company in exchange for a senior secured note in the principal amount of approximately $8,428 (the “2018 Jackson Note”.) Terms of the additional investment were the same as the 2017 Jackson Note. From the proceeds of this additional investment, the Company paid a closing fee of $280 and legal fees of $39 and issued 192,000 shares of the Company’s common stock to Jackson as a closing commitment fee.

In connection with the additional investment, the Company entered into Amendment No. 1 to Amended and Restated Warrant Agreement (“Warrant Amendment”) with Jackson. The Warrant Amendment amended that certain Amended and Restated Warrant Agreement with Jackson, dated as of April 25, 2018 (the “Warrant Agreement” and such warrant issued thereunder, the “Warrant”), to reduce the exercise price of the Warrant from $5.00 per share to $3.50 per share.

During the Company’s fiscal year ending December 29, 2018, the Company paid $0 of principal and $5,055 in interest pursuant to such term loan. In November 2018, the remaining outstanding amount under the Term Loan was converted into preferred equity under the Debt Exchange Agreement (as defined below.)

On November 15, 2018, the Company, entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with Jackson, pursuant to which, among other things, Jackson agreed to exchange $13,000 of indebtedness of the Company held by Jackson in exchange for 13,000 shares of a newly created class of preferred stock designated as the Series E Preferred Stock.

In connection with the Debt Exchange Agreement, Jackson and the Company entered into Amendment No. 2 to the Warrant Agreement to reduce the exercise price of the Warrant from $3.50 per share to $1.66 per share and extend the period within which the Warrant may be exercised from January 26, 2022 to January 26, 2024.

On August 29, 2019, the Company entered into a Fourth Omnibus Amendment and Reaffirmation Agreement with Jackson, as lender, which, among other things, amended the 2018 Jackson Note. Pursuant to this agreement, the Company issued and sold to Jackson that certain 18% Senior Secured Note due December 31, 2019 in the aggregate principal amount of $2,538. All accrued and unpaid interest on the outstanding principal balance of the 2018 Jackson Note was due and payable monthly on the first day of each month, beginning on October 1, 2019. Pursuant to the terms of the 2018 Jackson Note, if it were not repaid by December 31, 2019, the Company would be required to issue 100,000 shares of its common stock to Jackson on a monthly basis until the 2019 Jackson Note is fully repaid, subject to certain exceptions to comply with Nasdaq Stock Market, LLC listing standards. The Company repaid the principal amount of the 2018 Jackson Note on May 20, 2020, and through that date had issued 500,000 shares of its common stock to Jackson.

On October 26, 2020, the Company entered into the Amended Note Purchase Agreement and the 2020 Jackson Note with Jackson, which amended and restated Existing Note Purchase Agreement. The Amended Note Purchase Agreement refinanced an aggregate of $35.7 million of debt provided by Jackson pursuant to the Existing Note Purchase Agreement and a Senior Secured 12% Promissory Note. In connection with the amendment and restatement, we paid Jackson an amendment fee of $488. As the date of this filing, $32,710 of principal is outstanding under the 2020 Jackson Note. The Company used the proceeds from the December 2020 Public Offering and the December 2020 Registered Direct Offering to pay $3,029 in principal on the 2020 Jackson Note.

In connection with the entry into the Amended Note Purchase Agreement, we also amended the terms of Series E Preferred Stock. Under the amended terms, holders of Series E Preferred Stock are entitled to monthly cash dividends on our Series E Preferred Stock at an annual rate of 12%. At our option, up to 50% of the cash dividend on the Base Series E Preferred Stock may be paid in kind by adding such 50% portion to the outstanding liquidation value of the Base Series E Preferred Stock (the “PIK Dividend Payment”), commencing on October 26, 2020 and ending on October 25, 2022. If the PIK Dividend Payment is elected, a holder of Series E Preferred Stock is entitled to an additional fee to be paid in shares of our common stock in an amount equal to $10 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50 then the average closing price for these purposes shall be deemed to be $3.50. Dividends on the Series E-1 Preferred Stock may only be paid in cash. If we fail to make dividend payments on our Series E Preferred Stock, it will be an event of default under the Amended Note Purchase Agreement.

Under the terms of the Amendment, shares of Series E-1 Preferred Stock are convertible into our common stock at a conversion rate equal to the liquidation value of each share of Series E-1 Preferred Stock divided by $1.00 per share commencing October 31, 2020. Each share of Series E-1 Preferred Stock has a liquidation value of $1,000 per share. Our shares of Base Series E Preferred Stock will be also convertible into shares of our common stock after October 31, 2022. The conversion rate for our Base Series E Preferred Stock is equal to the liquidation value of each shares of Base Series E Preferred Stock divided by $1.00 per share. Each share of Base Series E Preferred Stock has a liquidation value of $1,000 per share.

The Company used the proceeds from the December 2020 Public Offering and the December 2020 Registered Direct Offering to pay $1,010 to redeem a portion of the Base Series E Preferred Stock.

On October 26, 2020, in connection with the entry into the Amended Note Purchase Agreement, we entered into Amendment No. 3 to the Warrant Agreement (the “Amendment No. 3”), with Jackson. Pursuant to Amendment No. 3, the exercise price of the Warrant was reduced from $1.66 per share to $1.00 per share and the term of the Warrant was extended to January 26, 2026.

On February 5, 2021, we entered into a Limited Consent and Waiver with Jackson whereby, among other things, Jackson agreed that we may use 75% of the proceeds from this offering to redeem a portion of the 2020 Jackson Note, which currently has an outstanding principal amount and accrued interest of $32,710, and 25% of the net proceeds from this offering to redeem a portion of our Base Series E Preferred Stock notwithstanding certain provisions of the certificate of designation for the Base Series E Preferred Stock that would have required us to use all the proceeds from this offering to redeem the Base Series E Preferred Stock. In addition, we also agreed in the Limited Consent and Waiver to additional limits on our ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap Funding [X] Trust. We also agreed that to the extent that any of our PPP Loans are forgiven after this offering, Jackson may convert the Base Series E Preferred Stock and Series E-1 Preferred Stock that remains outstanding into a secured note that is substantially similar to the 2020 Jackson Note. On April 8, 2021, the limited waiver was extended to June 17 ,2021.

Jackson also entered into a Limited Waiver and Agreement with us on February 5, 2021, whereby Jackson agreed that it would not convert any shares of the Base Series E Preferred Stock or Series E-1 Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the public offering of 21,855,280 shares of common stock, which closed on February 12, 2021. Jackson also waived any event of default under the Series E Certificate of Designation and the 2020 Jackson Note that would result from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Base Series E Preferred Stock and exercise of Jackson’s warrants. On April 8, 2021, the limited waiver was extended to June 17 ,2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Through January 2, 2021 the Company’s principal independent registered accountant was BDO USA, LLP. The aggregate fees billed for Fiscal 2020 and Fiscal 2019, for professional services rendered by the principal accountant are as follows:

	Fiscal 2020	Fiscal 2019
	BDO USA, LLP	BDO USA, LLP
Audit Fees	$740	$810
Audit Related Fees	—	—
Tax Fees	—	—
Total	$740	$810

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

Pre-Approval Policies and Procedure for Audit Services

The audit committee has developed policies and procedures regarding the approval of all services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in Fiscal 2020 and Fiscal 2019 were pre-approved by audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-38 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (1)
2.2	Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, firstPRO Inc., firstPRO Georgia LLC, April F. Nagel and Philip Nagel (2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (6)
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (7)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (8)
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (9)
3.8	Certificate of Designation of Series E Convertible Preferred Stock (10)
3.9	Certificate of Correction to the Certificate of Designation of Series E Convertible Preferred Stock (11)
3.10	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7, 2019 (12)
3.11	Certificate of Amendment to the Certificate of Designation of Series E Preferred Stock, dated October 23, 2020 (90)
4.1	Subordinated Secured Note issued to Jackson Investment Group LLC (13)
4.2	Warrant issued to Jackson Investment Group LLC (14)
4.3	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (15)
4.4	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (16)
4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 29, 2020 (91)
4.6	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 31, 2020 (92)
4.7	Description of Securities (89)
10.1	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (17)
10.2	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (18)
10.3	2014 Equity Compensation Plan (19)
10.4	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE, Inc. and Monroe Staffing Services, LLC, as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (20)
10.5	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE PRS, Inc., as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (21)
10.6	Employment Agreement, dated July 8, 2015, by and between Alison Fogel and Lighthouse Placement Services, LLC (22)

Exhibit No.	Description
10.7	Amendment No. 2 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE, Inc., Monroe Staffing Services, LLC, Faro Recruitment America, Inc. and Lighthouse Placement Services, LLC as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (23)
10.8	Amendment No. 1 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE PRS, Inc. as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (24)
10.9	2015 Omnibus Incentive Plan (25)
10.10	2016 Omnibus Incentive Plan (26)
10.11	2016 Long Term Incentive Plan (27)
10.12	Warrant Agreement, dated January 25, 2017, by and among the Company and Jackson Investment Group LLC (28)
10.13	Security Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (29)
10.14	Pledge Agreement, dated January 25, 2017 by and the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (30)
10.15	Subordination Agreement, dated January 25, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and the U.S. Subsidiary Guarantors (31)
10.16	Amended Warrant Agreement, dated March 14, 2017, between the Company and Jackson Investment Group LLC (32)
10.17	Amended Purchase Agreement, dated April 5, 2017, by and among the Company, Jackson Investment Group LLC and certain subsidiaries of the Company (33)
10.18	Second Amendment, dated April 5, 2017, by and among the Company and Jackson Investment Group LLC (34)
10.19	Amended Subordination Agreement, dated April 5, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (35)
10.20	Second Amended Purchase Agreement, dated August 2, 2017, by and among the Company, Jackson Investment Group, LLC and certain subsidiaries of the Company (36)
10.21	Second Amended Subordination Agreement, dated August 2, 2017, by and among Midcap Funding X Trust, Jackson Investment Group, LLC, the Company and certain subsidiaries of the Company (37)
10.22	Amended and Restated Note Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (38)
10.23	Intercreditor Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc., MidCap Funding X Trust and Jackson Investment Group, LLC (39)
10.24	Share Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., Longbridge Recruitment 360 Limited and the holders of outstanding shares of CBS Butler Holdings Limited (40)
10.25	Amendment No.8 to the Credit and Security Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and MidCap Funding X Trust (41)
10.26	Agreement for Purchase of Debt, dated February 8, 2018, between CBS Butler Limited and HSBC Invoice Finance (UK) Limited (42)
10.27	Agreement for Purchase of Debt, dated February 8, 2018, between The JM Group (IT Recruitment) Limited and HSBC Invoice Finance (UK) Limited (43)
10.28	Agreement for Purchase of Debt, dated February 8, 2018, between Longbridge Recruitment 360 Ltd and HSBC Invoice Finance (UK) Limited (44)
10.29	Agreement for Purchase of Debt, dated June 28, 2018, between HSBC Invoice Finance (UK) Limited, and Clement May Limited (45)
10.30	Term Loan letter agreement, dated June 26, 2018, between HSBC Bank plc, and Staffing 360 Solutions Limited (46)
10.31	Share Purchase Agreement, dated August 27, 2018, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker. (47)
10.32	Amendment No. 1 to Amended and Restated Warrant Agreement, dated August 27, 2018, between the Company and Jackson Investment Group, LLC (48)
10.33	Amendment No.10 and Joinder Agreement to Credit and Security Agreement and Limited Consent, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company and MidCap Funding X Trust (49)
10.34	First Omnibus Amendment, Joinder and Reaffirmation Agreement, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (50)
10.35	12% Senior Secured Note, due September 15, 2020, issued on August 27, 2018, to Jackson Investment Group, LLC (51)
10.36	First Amendment to Intercreditor Agreement, dated August 27, 2018, by and among Jackson Investment Group, LLC, the Company, certain subsidiaries of the Company, and MidCap Funding X Trust. (52)
10.37	Fifth Amended and Restated Revolving Loan Note, by and among certain subsidiaries of the Company and MidCap Funding X Trust (53)
10.38	Debt Exchange Agreement, dated November 15, 2018, by and between the Company and Jackson Investment Group LLC (54)
10.39	Second Omnibus Amendment, Joinder and Reaffirmation Agreement, dated November 15, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (55)
10.40	Amended and Restated 12% Senior Secured Note, due September 15, 2020, issued on November 15, 2018, to Jackson Investment Group, LLC (56)
10.41	Amendment No. 2 to Amended and Restated Warrant Agreement, dated November 15, 2018, between the Company and Jackson Investment Group, LLC (57)
10.42	Form of Securities Purchase Agreement, dated January 22, 2019, by and between the Company and the Purchaser signatory thereto (58)
10.43	Placement Agency Agreement dated January 22, 2019, between the Company and ThinkEquity (59)
10.44	Employment Agreement with Alicia Barker dated June 19, 2018 (60)
10.45	Severance Agreement with Christopher Lutzo (61)
10.46	Waiver Agreement - Series A Preferred Stock (62)
10.47	First Amendment to 2016 Omnibus Incentive Plan (63)
10.48	Amendment No. 11 to the Credit Agreement dated February 7, 2019 by and among Midcap Funding X Trust, the Company and certain subsidiaries of the Company (64)

Exhibit No.	Description
10.49	Third Omnibus Amendment and Reaffirmation Agreement dated February 7, 2019, by and among Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (65)
10.50	Underwriting Agreement, dated February 8, 2019, between the Company and ThinkEquity (66)
10.51	Amendment Agreement, dated February 27, 2019, by and among Staffing 360 Georgia, LLC, firstPRO, Inc., firstPRO Georgia, LLC, April F. Nagel and Philip Nagel (67)
10.52	Securities Purchase Agreement, dated July 29, 2019, by and between Staffing 360 Solutions, Inc. and the purchaser signatory thereto (68)
10.53	Placement Agency Agreement, dated July 29, 2019, by and between the Company and ThinkEquity (69)
10.54	Fourth Omnibus Amendment and Reaffirmation Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company and Jackson Investment Group, LLC (70)
10.55	18% Senior Secured Note, due December 31, 2019, issued on August 29, 2019, to Jackson Investment Group, LLC (71)
10.56	Third Amendment to Intercreditor Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company, Jackson Investment Group, LLC and MidCap Funding X Trust (72)
10.57	Amendment Agreement, dated as of September 11, 2019, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker (73)
10.58	General Release and Severance Agreement, dated as of September 11, 2019, by and between Staffing 360 Solutions, Inc. and David Faiman (74)
10.59	Note between Monroe Staffing Services, LLC and Newton Federal Bank, dated May 12, 2020 (75)
10.60	Note among Key Resources Inc., Lighthouse Placement Services, LLC, Staffing 360 Georgia, LLC and Newton Federal Bank, dated May 20, 2020 (76).
10.61	2020 Omnibus Incentive Plan (77)
10.62	Form of Restricted Stock Award Agreement (78).
10.63	Form of Incentive Stock Option Agreement (79).
10.64	Form of Nonqualified Stock Option Agreement (80)
10.65	Asset Purchase Agreement, dated as of September 24, 2020, by and among Staffing 360 Solutions, Inc., Staffing 360 Georgia, LLC and FirstPro Recruitment, LLC (81).
10.66	Amendment No. 17, dated October 26, 2020, to Credit and Security Agreement with MidCap Funding IV Trusts (82)
10.67	Second Amended and Restated Note Purchase Agreement, dated October 26, 2020, by and among Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (83)
10.68	Amended and Restated Senior Secured 12% Promissory Note issued on October 26, 2020, to Jackson Investment Group, LLC (84)
10.69	Underwriting Agreement, dated December 23, 2020, between Staffing 360 Solutions, Inc. and H.C. Wainwright & Co., LLC (85).
10.70	Form of Securities Purchase Agreement, dated December 30, 2020, by and among Staffing 360 Solutions, Inc. and certain institutional and accredited investors (86).
10.71	Engagement Letter, dated December 21, 2020, between Staffing 360 Solutions, Inc. and H.C. Wainwright & Co., LLC (87).
10.72	Employment Agreement, dated June 29, 2020, by and among Staffing 360 Solutions, Inc. and Khalid Anwar (88).
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

#	Furnished herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(2)	Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on September 19, 2017.
(3)	Previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(4)	Previously filed as Exhibit 3.4 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(5)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018.
(6)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(7)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.
(8)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(9)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016.
(10)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018.
(11)	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018.
(12)	Previously filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on February 11, 2019.
(13)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(14)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(15)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(16)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.

(17)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(18)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(19)	Previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(20)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(21)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(22)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(23)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(24)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(25)	Previously filed as Exhibit 4.1 to the Company’s Form S-8, filed with the SEC on October 2, 2015.
(26)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016.)
(27)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016.)
(28)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(29)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(30)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(31)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(32)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2017.
(33)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(34)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(35)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(36)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017
(37)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.
(38)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(39)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(40)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(41)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(42)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(43)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(44)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(45)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018
(46)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018
(47)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2018
(48)	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(49)	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(50)	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(51)	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(52)	Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(53)	Previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018
(54)	Previously filed as Exhibit 10.91 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.
(55)	Previously filed as Exhibit 10.92 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.
(56)	Previously filed as Exhibit 10.93 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.
(57)	Previously filed as Exhibit 10.94 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018
(58)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019.
(59)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019.
(60)	Previously filed as Exhibit 10.97 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.
(61)	Previously filed as Exhibit 10.98 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.
(62)	Previously filed as Exhibit 10.99 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

(63)	Previously filed as Exhibit 10.100 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.
(64)	Previously filed as Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed on March 25, 2019.
(65)	Previously filed as Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed on March 25, 2019.
(66)	Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2019.
(67)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019.
(68)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019.
(69)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2019.
(70)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019.
(71)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019.
(72)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019.
(73)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2019.
(74)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2019.
(75)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2020.
(76)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2020.
(77)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020.
(78)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020.
(79)	Previously filed as Exhibit 10.7 to the Company Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2020.
(80)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020.
(81)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2020.
(82)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020.
(83)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020.
(84)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020.
(85)	Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020.
(86)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020.
(87)	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020.
(88)	Previously filed as Exhibit 10.57 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 12, 2021.
(89)	Previously filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on May 11, 2020.
(90)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020.
(91)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020.
(92)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: April 16, 2021	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2021	By:	/s/ Khalid Anwar
Khalid Anwar Senior Vice President of Corporate Finance (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Flood	Chairman, Chief Executive Officer and Director	April 16, 2021
Brendan Flood

/s/ Dimitri Villard	Director	April 16, 2021
Dimitri Villard

/s/ Nicholas Florio	Director	April 16, 2021
Nicholas Florio

/s/ Jeff Grout	Director	April 16, 2021
Jeff Grout

/s/ Alicia Barker	Director	April 16, 2021
Alicia Barker

