Form 10-Q
period 2021-04-03
Staffing 360 Solutions, Inc.
filed 2021-05-18
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 18, 2021, there were 39,166,528 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

Form 10-Q Quarterly Report

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	As of April 3, 2021	As of January 2, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,363	$8,256
Cash in escrow	2,080	2,080
Accounts receivable, net	23,915	24,568
Prepaid expenses and other current assets	1,590	1,251
Total Current Assets	29,948	36,155

Property and equipment, net	942	1,066
Goodwill	27,162	27,045
Intangible assets, net	15,494	16,017
Other assets	3,108	3,168
Right of use assets	3,302	3,433
Total Assets	$79,956	$86,884
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$17,313	$15,030
Accrued expenses - related party	2,584	2,306
Current debt, related party	—	1,139
Current portion of debt	1,092	1,260
PPP Loans	16,624	12,468
Accounts receivable financing	11,496	16,986
Leases - current liabilities	1,304	1,211
Other current liabilities	6,536	6,548
Total Current Liabilities	56,949	56,948

Long-term debt, related party	18,668	32,182
Long-term debt	711	834
PPP Loans, non-current	2,771	6,927
Leases – non-current	1,960	2,226
Other long-term liabilities	3,844	3,787
Total Liabilities	84,903	102,904

Commitments and contingencies	—	—
Series E Preferred Stock, 13,000 designated, $0.00001 par value, 6,172 and 11,080 shares issued and outstanding as of April 3, 3021 and January 2, 2021, respectively	6,172	2,080
Series E-1 Preferred Stock, 6,500 designated, $0.00001 par value, 1,466 and 1,363 shares issued and outstanding as of April 3, 2021 and January 2, 2021, respectively	—	—
Contingently redeemable Series E Preferred Stock	6,172	2,080

Stockholders’ Deficit:
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock, related party, 1,663,008 designated, $0.00001 par value, $1.00 stated value, 0 and 1,039,380 shares issued and outstanding as of April 3, 2021 and January 2, 2021, respectively	—	—
Common stock, $0.00001 par value, 40,000,000 shares authorized; 39,166,528 and 16,818,624 shares issued and outstanding as of April 3, 2021 and January 2, 2021, respectively	1	1
Additional paid in capital	82,532	73,855
Accumulated other comprehensive income	215	223
Accumulated deficit	(93,867)	(92,179)
Total Stockholders’ Deficit	(11,119)	(18,100)
Total Liabilities, Contingently Redeemable Preferred Stock and Stockholders’ Deficit	$79,956	$86,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q1 2021 YTD	Q1 2020 YTD
Revenue	$48,951	$58,692

Cost of revenue	40,936	48,044

Gross Profit	8,015	10,648

Operating Expenses:
Selling, general and administrative expenses	7,929	10,961
Impairment of goodwill	—	2,969
Depreciation and amortization	731	785
Total Operating Expenses	8,660	14,715

Loss From Operations	(645)	(4,067)

Other (Expenses) Income:
Interest expense	(1,157)	(2,230)
Amortization of debt discount and deferred financing costs	(84)	(187)
Re-measurement gain on intercompany note	128	(675)
Other income (loss), net	107	(14)
Total Other Expenses, net	(1,006)	(3,106)

Loss before (Provision For) Benefit from Income Tax	(1,651)	(7,173)

(Provision for) Benefit from income taxes	(37)	176

Net Loss	(1,688)	(6,997)

Dividends - Series A preferred stock - related party	—	31
Dividends - Series E preferred stock - related party	245	390
Dividends - Series E-1 preferred stock - related party	144	182
Deemed Dividend	389	—

Net loss Attributable to Common Stockholders	$(2,466)	$(7,600)

Basic and Diluted Net Loss per Share:

Net Loss	$(0.06)	$(0.83)

Net Loss Attributable to Common Stockholders	$(0.09)	$(0.90)

Weighted Average Shares Outstanding – Basic and Diluted	28,874,060	8,473,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Q1 2021 YTD	Q1 2020 YTD
Net Loss	$(1,688)	$(6,997)

Other Comprehensive (Loss) Income
Foreign exchange translation (loss) gain	(8)	458
Comprehensive Loss Attributable to the Company	$(1,696)	$(6,539)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive (loss)	Accumulated	Total
	Series E-1		Series A		Series E		Common Stock		capital	income	Deficit	Deficit
Balance January 2, 2021	1,363	$—	1,039,380	$—	$11,080	$11	16,818,624	$1	$73,844	$223	$(92,179)	$(18,100)
Shares issued to/for:
Employees, directors and consultant	—	—	—	—	—	—	465,600	—	219	—	—	219
Series A Preferred Conversion	—	—	(1,039,380)	—	—	—	27,024	—	—	—	—	—
Sales of common stock, net	—	—	—	—	—	—	21,855,280	—	17,847	—	—	17,847
Redemption of Series E Preferred Stock	—	—	—	—	(4,908)	(5)	—	—	(4,903)	—	—	(4,908)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(245)	—	—	(245)
Dividends - Series E-1 Preferred Stock - Related Party	103	—	—	—	—	—	—	—	(144)	—	—	(144)
Redeemable portion of Series E Preferred Stock – Related Party	—	—	—	—	(6,172)	(6)	—	—	(4,086)	—	—	(4,092)
Fair Value Modification – Series E Preferred Stock – Related Party	—	—	—	—	—	—	—	—	389	—	—	389
Deemed Dividend	—	—	—	—	—	—	—	—	(389)	—	—	(389)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,688)	(1,688)
Balance April 3, 2021	1,466	$—	—	$—	—	$—	39,166,528	$1	$82,532	$215	$(93,867)	$(11,119)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total Equity
	Series E-1		Series A		Series E		Common Stock		capital	income (loss)	Deficit	(Deficit)
Balance December 28, 2019	729	$—	1,663,008	$—	13,000	$13	8,785,748	$—	$76,214	$(58)	$(76,537)	$(367)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	5,600	—	173	—	—	173
Share issuance - Jackson	—	—	—	—	—	—	300,000	—	244	—	—	244
Conversion of Series A to common shares	—	—	(623,628)	—	—	—	16,215	—	—	—	—	—
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(31)	—	—	(31)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(390)	—	—	(390)
Dividends - Series E-1 Preferred Stock - Related Party	162	—	—	—	—	—	—	—	(182)	—	—	(182)
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	458	—	458
Net loss	—	—	—	—	—	—	—	—	—	—	(6,997)	(6,997)
Balance March 28, 2020	891	$—	1,039,380	$—	13,000	$13	9,107,563	$1	$76,028	$400	$(83,534)	$(7,092)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q1 2021 YTD	Q1 2020 YTD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,688)	$(6,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	731	785
Amortization of debt discount and deferred financing costs	84	187
Goodwill impairment	—	2,969
Right of use assets amortization	292	383
Stock based compensation	219	173
Re-measurement (gain) loss on intercompany note	(128)	675
Changes in operating assets and liabilities:
Accounts receivable	(1,006)	(3,886)
Prepaid expenses and other current assets	(334)	(551)
Other assets	(784)	789
Accounts payable and accrued expenses	1,451	3,012
Accounts payable - Related parties	807	1,474
Other current liabilities	80	149
Other long-term liabilities	(158)	(937)
Other, net	601	102
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	167	(1,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of UK factoring facility deferred purchase price	1,741	2,720
Purchase of property and equipment	—	(95)
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,741	2,625

CASH FLOWS FROM FINANCING ACTIVITIES:
Third-party financing costs	(1,646)	—
Repayment of term loans	(313)	(168)
Repayment of term loans, Related party	(14,724)	—
Repayments on accounts receivable financing, net	(5,475)	(1,050)
Dividends - related party	(420)	—
Redemption of Series E preferred Stock, Related party	(4,908)	—
Proceeds from sale of common stock	19,670	—
NET CASH USED IN FINANCING ACTIVITIES	(7,816)	(1,218)

NET DECREASE IN CASH AND RESTRICTED CASH	(5,908)	(266)

Foreign currency translation	15	1

CASH AND RESTRICTED CASH - Beginning of period	10,336	1,196

CASH AND RESTRICTED CASH - End of period	$4,443	$931

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 2, 2021 which are included in the Company’s January 2, 2021 Form 10-K (“Fiscal 2020”), filed with the United States Securities and Exchange Commission on April 16, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended April 3, 2021 are not necessarily indicative of results for the entire year end. This report is for the period January 3, 2021 to April 3, 2021 (“Q1 2021 YTD”) and December 29, 2019 to March 28, 2020 (“Q1 2020 YTD”). The Company uses a 4-4-5 calendar month which only has 364 days and as such an extra week would need to be added every few years. In October of 2020, the Company’s board of directors (the “Board”) approved the addition of such an extra week to last year’s fiscal year end resulting in the last year ended on January 2, 2021.

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the quarter ended April 3, 2021, the Company has an accumulated deficit of $93,867 and a working capital deficit of $27,001. At April 3, 2021, we had total debt of $40,352 and $2,363 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

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

Further, the Second Amended and Restated 12% Senior Secured Note, due September 30, 2022 (the “Jackson Note”) that the Company issued on October 26, 2020 to Jackson Investment Group LLC (“Jackson”) pursuant to that certain Second Amended and Restated Note Purchase Agreement, dated October 26, 2020, among the Company, certain of its subsidiaries and Jackson (the “Amended Note Purchase Agreement”), and the Company’s accounts receivable financing facility with Midcap include certain customary financial covenants and the Company has had instances of non-compliance, including the current quarter ended April 3, 2021. Management has historically been able to obtain from Jackson and Midcap waivers of any non-compliance, including the current quarter ended April 3, 2021 and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson and Midcap refuse to provide a waiver in the future, the outstanding debt under the Amended Note Purchase Agreement and the Jackson Note and the Midcap accounts receivable financing facility could become due immediately, which exceeds our current cash balance.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On February 12, 2021, the Company closed an offering (the “February 2021 Offering”) of 20,851,199 shares of common stock and pre-funded warrants to purchase up to 1,004,081 shares of common stock. The Pre-funded Warrants were sold at $0.8999 per Pre-Funded Warrant. The Pre-Funded Warrants were exercised immediately upon issuance, whereupon 1,004,081 shares of common stock were issued on February 12, 2021.

The net proceeds to the Company from the February 2021 Offering were approximately $18.1 million, after deducting placement agent fees and estimated offering expenses totaling $1,596 payable by the Company. The Company also incurred professional fees related to the February 2021 Offering totaling $227. Prior to the exchange of the Company’s Series E Convertible Preferred Stock for newly issued Series G Convertible Preferred Stock, consummated on May 6, 2021, the Company was required to use the proceeds of any sales of equity securities, including the securities offered in the February 2021 Offering, exclusively to redeem any outstanding shares of the Company’s Series E Convertible Preferred Stock, subject to certain limitations. On February 5, 2021, the Company received a Limited Consent and Waiver from Jackson Investment Group, LLC (the “Limited Consent”), the sole holder of the Company’s outstanding shares of Series E Convertible Preferred Stock, to use approximately (i) 75% of the net proceeds from the February 2021 Offering to redeem a portion of the Jackson Note, which had an outstanding principal amount of $32,710 as of February 9, 2021, and (ii) 25% of the net proceeds from the February 2021 Offering to redeem a portion of the Company’s Series E Convertible Preferred Stock. Pursuant to the Limited Consent, upon closing of the February 2021 Offering, the Company redeemed a portion of the Jackson Note with an outstanding principal amount of $13,556 and redeemed 4,518 shares of the Base Series E Preferred Stock. Following the redemption of the portion of the Jackson Note and Base Series E Preferred Stock, the Jackson Note balance was $19,154 and the Company had 6,172 shares of Base Series E Preferred Stock outstanding with an aggregate stated value of $6,172.

On April 21, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of an aggregate of 4,697.6328 shares of Series F Convertible Preferred Stock at a price of $1,000 per share and warrants (the “Warrants”) to purchase up to an aggregate of 7,829,388 shares of common stock, at an exercise price of $0.60 per share. The Warrants are exercisable upon the later of the effective date of a reverse stock split or six months following the closing of the private placement and will expire five years following the date that the Warrants first become exercisable.

The Series F Convertible Preferred Stock is convertible into an aggregate of approximately 7,829,388 shares of common stock at a conversion price of $0.60 per share, subject to certain ownership limitations, upon the Company amending its certificate of incorporation to effect a reverse split within a range of 2-into-1 to up to 20-into-1 to be determined by the Board.

The net proceeds to the Company from the securities purchase agreement were approximately $4.2 million, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used $3.2 million of the net proceeds to redeem a portion of the outstanding Second Amended and Restated 12% Senior Secured Note due September 30, 2022, which had an outstanding principal amount of $19,154 immediately prior to such redemption. In addition, the Company used $1,000 of the net proceeds for working capital purposes.

Going concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company’s debt obligations and certain unsecured payments associated with historical acquisitions are due in the next 12 months, and the Company’s debt obligations with Jackson and MidCap may become due on demand due to certain covenant violations discussed above, which are in excess of cash on hand. Lastly, the Company has short term debt obligations amounting to $16,624 from loans received under the Payroll Protection Plan, for which forgiveness cannot be assured. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time.

The Novel Coronavirus Disease 2019 (“COVID-19”), is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients. As a result, we are subject to the plans and approaches of our clients to work during this period. This includes whether they support remote working when they have decided to close their facilities. To the extent that our clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, we would no longer generate revenue and profit from that client. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where we had declines in revenues during Fiscal 2020. While expected to be temporary, prolonged workforce disruptions can negatively impact sales in fiscal year 2021 and the Company’s overall liquidity.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In addition, the Buyer has agreed to assume certain liabilities related to the Assets. The purchase price in connection with the firstPRO Transaction was $3,300, of which (a) $1,220 was paid at closing (the “Initial Payment”) and (b) $2,080 was held in a separate escrow account (the “Escrow Funds”), which will be released upon receipt of the forgiveness of the Company’s Paycheck Protection Program (“PPP”) loans (the “PPP Loans”) by the U.S. Small Business Administration (the “SBA”). In the event that all or any portion of the PPP Loans is not forgiven by the SBA, all or portion of the Escrow Funds will be used to repay any unforgiven portion of the PPP Loans in full. The firstPRO Transaction closed on September 24, 2020. In September, the Company submitted the PPP Loan forgiveness applications to the SBA. As of the date of this quarterly report, the PPP Loans have not been approved for forgiveness, and there is no guarantee that all or portion of the PPP Loans will be forgiven. The consideration of $2,080 is presented as cash in escrow in the Company’s consolidated balance sheet as of April 3, 2021 and January 2, 2021 due to the escrow arrangement and restrictions set forth by Jackson.

The Asset Purchase Agreement contains non-competition and non-solicitation provisions customary for agreements of this type. In addition, under the terms of the Asset Purchase Agreement, the Company has agreed to indemnify the Buyer against certain liabilities, subject to certain conditions and limitations as set forth in the Asset Purchase Agreement.

In connection with execution of the Asset Purchase Agreement, the Company and certain of its subsidiaries entered into a Consent Agreement (the “Consent”) with Jackson, a noteholder under our Amended and Restated Note Purchase Agreement, dated September 15, 2017 (the “the Existing Note Purchase Agreement”.) Under the terms of the Consent and the Certificate of Designation of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”), in consideration for Jackson’s consent to the firstPro Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock subsequent to September 26, 2020, and the Escrow Funds, subject to the forgiveness of the PPP Loans discussed above, were agreed to be used to redeem a portion of the Series E Preferred Stock. On September 28, 2020, the Company redeemed 1,300 shares of Base E Series E Preferred Stock for $1,300.

To induce the Buyer to enter into the Asset Purchase Agreement, the Company also entered into a Transition Services Agreement with the Buyer, pursuant to which each party agreed to provide certain transition services such as payrolling through to year end 2020 to minimize any disruption to the businesses of the Seller and the Buyer arising from the firstPro Transaction.

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

In accordance with the requirements of the CARES Act, the Company and Monroe Staffing (collectively, the “May 12 Note Borrowers”) used the proceeds from the May 12 Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the May 12 Note at the rate of 1.00% per annum. The May 12 Note Borrowers applied for forgiveness of the amount due under the May 12 Note, in an amount equal to the sum of qualified expenses under the PPP. The May 12 Note Borrowers used the entire proceeds under the May 12 Note for such qualifying expenses.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Subject to any forgiveness under the PPP, the May 12 Note matures two years following the date of issuance of the May 12 Note and included a period for the first ten months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of the May 12 Note, the May 12 Note Borrowers are required to make 14 monthly payments of principal and interest. The May 12 Note may be prepaid at any time prior to maturity. The May 12 Note provides for customary events of default, including, among others, those relating to breaches of obligations under the May 12 Note, including a failure to make payments, any bankruptcy or similar proceedings involving the May 12 Note Borrowers, and certain material effects on the May 12 Note Borrowers’ ability to repay the May 12 Note. The May 12 Note Borrowers did not provide any collateral or guarantees for the May 12 Note.

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

In accordance with the requirements of the CARES Act, the Company, KRI, LH and SG (collectively, the “May 20 Note Borrowers”) used the proceeds from the May 20 Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on each of the May 20 Notes at the rate of 1.00% per annum. The May 20 Note Borrowers may apply for forgiveness of the amount due under the May 20 Notes, in an amount equal to the sum of qualified expenses under the PPP. The May 20 Note Borrowers used the entire proceeds under the May 20 Notes for such qualifying expenses.

Subject to any forgiveness under the PPP, each of the May 20 Notes mature two years following the date of issuance of the May 20 Notes and included a period for the first ten months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers are required to make 14 monthly payments of principal and interest. Based upon these payment terms the Company has recognized $16,624 of the PPP Loans as a short-term obligation and $2,771 as non-current. The May 20 Notes may be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. The Company provided all documents in accordance with the SBA requirements. The SBA has yet to respond and the timeline provided has expired. The Company continues to wait for a response. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 or less annually are reduced by more than 25%. The ultimate forgiveness of the PPP loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

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

In Q1 and Q3 of 2020, the Company determined that the COVID-19 outbreak is, and its continued impact on certain reporting units was a triggering event due to its possible impact on industry and market conditions and the possible negative effect on earnings and cash flows, and overall financial performance. The Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit when performing its impairment testing. Volatility in the Company’s stock price can result in the net book value of the Company’s reporting units approximating, or even temporarily exceeding market capitalization, however, the fair value of the Company’s reporting units is driven solely by the market price of the Company’s common stock. As described above, fair value of the Company’s reporting units is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting units, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

No impairments to goodwill were recognized subsequent to Q1 2020. Management has made assumptions regarding partial recovery from the COVID-19 pandemic in 2021 and 2022. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated, while failing to achieve growth in future periods as a result of the prolonged impact of COVID-19 pandemic, an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of the reporting units, market declines, changes in discount rates or other conditions could result in a material impairment in the future.

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

The Company has two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Q1 2021 YTD was comprised of $47,918 of temporary contractor revenue and $1,033 of permanent placement revenue, compared with $55,996 and $2,696 for Q1 2020 YTD, respectively. Refer to Note 10 for further details on breakdown by segments.

Reclassifications

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Income Taxes

The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared with those forecasted at the beginning of the fiscal year and each interim period thereafter.

The effective income tax rate was 2.2% and 2.4% for the three months ended April 3, 2021 and March 28, 2020, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement gain (loss) of $128 and $(675), respectively, associated with its U.S dollar denominated intercompany note.

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

On December 31, 2019, the FASB issued ASC 2019-12 “Income Taxes: Simplifying the Accounting for Income Taxes” (Topic 740.) The amendments in this update simplify the accounting for income taxes by removing certain exceptions. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company will adopt the guidance when it becomes effective.

NOTE 3 – LOSS PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”. Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A, Series E and Series E-1 Preferred Stockholders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For Q1 2021 YTD and Q1 2020 YTD, pursuant to the two-class method, as a result of the net loss attributable to common stockholders, losses were not allocated to the participating securities.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares of common stock issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method). Such securities, shown below, presented on a common stock equivalent basis and outstanding as of April 3, 2021 and March 28, 2020 have not been included in the diluted earnings per share computations, as their inclusion would be anti-dilutive due to the Company’s net loss as of April 3, 2021 and March 28, 2020:

	April 3, 2021	March 28, 2020
Convertible preferred shares	7,638,000	7,867,142
Warrants	1,576,879	925,935
Restricted shares – unvested	318,000	450,915
Long term incentive plan (2019 LTIP)	—	355,000
Options	76,500	76,500
Total	9,609,379	9,675,492

NOTE 4 – ACCOUNTS RECEIVABLE BASED FINANCING FACILITIES

HSBC Invoice Finance (UK) Ltd – New Facility

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 ($15,894) across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 ($1,382) (within the overall aggregate total facility of £11,500 ($15,894).) The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

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

The facility provides events of default including: (i) failure to make payment of principal or interest on any MidCap loans when required, (ii) failure to perform obligations under the facility and related documents, (iii) not paying its debts as such debts become due and similar insolvency matters, and (iv) material adverse changes to the Company (subject to a 10-day notice and cure period.) Upon an event of default, the Company’s obligations under the credit facility may, or in the event of insolvency or bankruptcy will automatically, be accelerated. Upon the occurrence of any event of default, the facility will bear interest at a rate equal to the lesser of: (i) 3.0% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default; and (ii) the maximum rate allowable under law.

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including covenants to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect its intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of its organizational documents. The Company is not in compliance with its April 3, 2021 covenants and received a waiver from Midcap.

The balance of the Midcap Facility as of April 3, 2021 and January 2, 2021 was $9,329 and $14,842, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 5 – GOODWILL

The following table provides a roll forward of goodwill:

	April 3, 2021	January 2, 2021
Beginning balance, net	$27,045	$31,049
Accumulated impairment losses	—	(2,969)
Disposition of business	—	(1,577)
Currency translation	117	542
Ending balance, net	$27,162	$27,045

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. During the first quarter of 2020 the Company identified a triggering event in response to the COVID-19 pandemic. In accordance with ASC 350 the Company tested its goodwill for impairment and the Company recognized an impairment with respect to its firstPRO reporting unit of $2,969. The impairment resulted from a continued decline in that reporting unit’s revenue, which experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

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

NOTE 6 – DEBT

	April 3, 2021	January 2, 2021
Jackson Investment Group - related party	$19,154	$33,880
PPP Loans	19,395	19,395
HSBC Term Loan	1,803	2,094
Total Debt, Gross	40,352	55,369
Less: Debt Discount and Deferred Financing Costs	(486)	(559)
Total Debt, Net	39,866	54,810
Less: Non Current Portion	(22,150)	(39,943)
Total Current Debt, Net	$17,716	$14,867

Jackson Debt

On October 26, 2020, the Company, certain of its subsidiaries and Jackson entered into the Amended Note Purchase Agreement and the Jackson Note, which amended and restated the Existing Note Purchase Agreement. The Amended Note Purchase Agreement refinanced an aggregate of $35.7 million of debt provided by Jackson, extending the maturity to September 30, 2022. In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $488. The Company accounted for the Amended Note Purchase Agreement as a modification of the debt. Accordingly, fees totaling $488 paid to Jackson as well as the modification of 905,508 warrants from a strike price of $1.66 to $1.00 and the extension of the warrant expiration date of January 26, 2024 to January 26, 2026, resulting in a fair value adjustment of $126, were recorded as additional debt discount which will be amortized over the term of the Jackson Note using the effective interest method.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Under the terms of the Amended Note Purchase Agreement and the Jackson Note, the Company is required to pay interest on the debt at a per annum rate of 12%. The interest is payable monthly in cash; provided that, the Company may elect to pay up to 50% of monthly interest in-kind (“PIK Interest”) by adding such PIK Interest to the outstanding principal balance of the Jackson Note. For any month that the Company elects to pay interest in-kind, the Company is required to pay Jackson a fee in shares of our common stock (“PIK Fee Shares”) in an amount equal to $25 divided by the average closing price, as reported by The Nasdaq Capital Market (“Nasdaq”), of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $0.50, or is otherwise undeterminable because such shares of common stock are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $0.50, and if such average closing price is greater than $3.50, then the average closing price for these purposes shall be deemed to be $3.50. For the period of November 2020 through and including March 2021, each monthly interest amount due and payable was reduced by $166, and for the period commencing April 2021 through and including September 2021, each monthly interest amount due and payable shall be increased by $166.

Under the terms of the Amended Note Purchase Agreement, the Company was required to make a mandatory prepayment of the principal amount of the Jackson Note of not less than $3,000 no later than January 31, 2021. Payments were made in December 2020 and January 2021 totaling $3,029 in full satisfaction of the mandatory prepayment.

On January 4, 2021, the Company used $1,558 in net proceeds from a securities purchase agreement dated December 30, 2020 and redeemed $1,168 of the Jackson Note with an outstanding principal amount of $33,878 and redeemed 390 shares of the Base Series E Preferred Stock with an aggregate value of $390. Following the redemption of the portion of the Jackson Note and Base Series E Preferred Stock, the Jackson Note balance was $32,710 and the Company had 10,690 shares of Base Series E Preferred Stock outstanding with an aggregate stated value of $10,690.

On February 5, 2021, the Company received the Limited Consent from Jackson, the sole holder of the Company’s outstanding shares of Series E Convertible Preferred Stock, to use approximately (i) 75% of the net proceeds from the February 2021 Offering to redeem a portion of the Jackson Note, which had an outstanding principal amount of $32,710 as of February 9, 2021, and (ii) 25% of the net proceeds from the February 2021 Offering to redeem a portion of the Company’s Series E Convertible Preferred Stock. Pursuant to the Limited Consent, upon closing of the February 2021 Offering, the Company redeemed a portion of the Jackson Note with an outstanding principal amount of $13,556 and redeemed 4,518 shares of the Base Series E Preferred Stock.

The entire outstanding principal balance of the Jackson Note shall be due and payable on September 30, 2022. The debt represented by the Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017.

The Amended Note Purchase Agreement includes certain customary financial covenants, including a leverage ratio covenant and a minimum adjusted EBITDA covenant. Delivery of financial covenants commenced with the fiscal month ending March 2021. The Company is not in compliance with its April 3, 2021 covenants and received a waiver from Jackson.

PPP Loans

On May 12, 2020, Monroe Staffing, an indirect subsidiary of the Company, entered into the May 12 Note with the Bank, pursuant to the PPP of the CARES Act administered by the SBA. The principal amount of the May 12 Note is $10,000.

In accordance with the requirements of the CARES Act, the May 12 Note Borrower used the proceeds from the May 12 Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the May 12 Note at the rate of 1.00% per annum. The May 12 Note Borrowers applied for forgiveness of the amount due under the May 12 Note, in an amount equal to the sum of qualified expenses under the PPP. The May 12 Note Borrowers used the entire proceeds under the May 12 Note for such qualifying expenses.

Subject to any forgiveness under the PPP, the May 12 Note matures two years following the date of issuance of the May 12 Note and included a period for the first ten months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of the May 12 Note, the May 12 Note Borrowers are required to make 14 monthly payments of principal and interest. The May 12 Note may be prepaid at any time prior to maturity. The May 12 Note provides for customary events of default, including, among others, those relating to breaches of obligations under the May 12 Note, including a failure to make payments, any bankruptcy or similar proceedings involving the May 12 Note Borrowers, and certain material effects on the May 12 Note Borrowers’ ability to repay the May 12 Note. The May 12 Note Borrowers did not provide any collateral or guarantees for the May 12 Note.

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

In accordance with the requirements of the CARES Act, the “May 20 Note Borrowers,” used the proceeds from the May 20 Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on each of the May 20 Notes at the rate of 1.00% per annum. The May 20 Note Borrowers may apply for forgiveness of the amount due under the May 20 Notes, in an amount equal to the sum of qualified expenses under the PPP. The May 20 Note Borrowers used the entire proceeds under the May 20 Notes for such qualifying expenses.

Subject to any forgiveness under the PPP, each of the May 20 Notes mature two years following the date of issuance of the May 20 Notes and included a period for the first ten months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers are required to make 14 monthly payments of principal and interest. Based upon these payment terms the Company has recognized $6,927 of the PPP loan as a short-term obligation and $12,468 as long term as of January 2, 2021. The May 20 Notes may be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. The Company provided all documents in accordance with the SBA requirements. The SBA has yet to respond and the timeline provided has expired. The Company continues to wait for a response. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 or less annually are reduced by more than 25%. The ultimate forgiveness of the PPP loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. As of the date of this filing, the PPP Loans have not been approved for forgiveness. The Monroe Staffing PPP loan forgiveness status was changed from pending to under review. Under review status is the last stage before forgiveness or rejection.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Debt Exchange Agreement

On November 15, 2018 the Company, entered into a Debt Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange $13,000 (the “Exchange Amount”) of indebtedness of the Company held by Jackson in exchange for 13,000 shares of a newly created class of preferred stock designated as the Series E Convertible Preferred Stock, par value $0.00001 per share, of the Company (the “Series E Preferred Stock”).

The Series E Preferred Stock ranked senior to the Company’s common stock and any other series or classes of preferred stock issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution. Each share of Series E Preferred Stock was initially convertible into 561 shares of common stock of the Company at any time after October 31, 2020 or the occurrence of a Preferred Default (as defined in the Certificate of Designation for the Series E Preferred Stock (the “Series E Certificate of Designation”.)) A holder of Series E Preferred Stock was not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into the Company’s common stock. Series E Preferred Stock was redeemable by the Company at any time at a price per share equal to the stated value ($1,000 per share) plus all accrued and unpaid dividends thereon.

The Series E Preferred Stock carried quarterly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance and (ii) 17% after the occurrence of a Preferred Default, and (b) a dividend payable in shares of Series E-1 Convertible Preferred Stock. The shares of Series E-1 Preferred Stock had all the same terms, preferences and characteristics as the Series E Preferred Stock (including, without limitation, the right to receive cash dividends), except (i) Series E-1 Convertible Preferred Stock were mandatorily redeemable by the Company within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or November 15, 2020, for a cash payment equal to the Liquidation Value (as defined in the Series E Certificate of Designation) plus any accrued and unpaid dividends thereon, (ii) each share of Series E-1 Preferred Stock was initially convertible into 602 shares of the Company’s common stock, and (iii) Series E-1 Convertible Preferred Stock could be cancelled and extinguished by the Company if all shares of Series E Preferred Stock are redeemed by the Company on or prior to October 31, 2020.

On October 26, 2020, in connection with the entry into the Amended Note Purchase Agreement, the Company filed with the Secretary of State of the State of Delaware the second Certificate of Amendment (the “Amendment”) to the Series E Certificate of Designation. Under the amended terms, holders of Series E Preferred Stock were entitled to monthly cash dividends on Series E Preferred Stock at a per annum rate of 12%. At the Company’s option, up to 50% of the cash dividend on the Base Series E Preferred Stock could be paid in kind by adding such 50% portion to the outstanding liquidation value of the Base Series E Preferred Stock (the “PIK Dividend Payment”), commencing on October 26, 2020 and ending on October 25, 2020. If the PIK Dividend Payment was elected, a holder of Series E Preferred Stock was entitled to additional fee to be paid in shares of our common stock an amount equal to $10,000 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price was less than $0.50, or was otherwise undeterminable because such shares were no longer publicly traded or the closing price was no longer reported by Nasdaq, then the average closing price for these purposes was to be deemed to be $0.50, and if such average closing price were greater than $3.50 then the average closing price for these purposes would be deemed to be $3.50. Dividends on the Series E-1 Preferred Stock could only be paid in cash. If the Company failed to make dividend payments on the Series E Preferred Stock, it would be an event of default under the Amended Note Purchase Agreement.

Under the terms of the Amendment, shares of Series E-1 Preferred Stock were convertible into common stock at a conversion rate equal to the liquidation value of each share of Series E-1 Preferred Stock divided by $1.00 per share commencing October 31, 2020. Each share of Series E-1 Preferred Stock had a liquidation value of $1,000 per share. The shares of Base Series E Preferred Stock were also convertible into shares of common stock after October 31, 2022. The conversion rate for the Base Series E Preferred Stock was equal to the liquidation value of each share of Base Series E Preferred Stock divided by $1.00 per share. Each share of Base Series E Preferred Stock had a liquidation value of $1,000 per share. The Amendment resulted in the original conversion price of $1.78 and $1.66 of the Series E and E-1 Preferred Stock, respectively, being reduced to $1.00 for both instruments.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company accounted for the Amendment as a modification to the Series E and E-1 Preferred Stock. The change in fair value as a result of the modification amounted to $410 and was recognized as a deemed dividend as of the fiscal year ended January 2, 2021. Further, the Company recognized a beneficial conversion feature (BCF) of $4,280 as a result of the decrease in the conversion price to $1.00 in comparison to the Company’s stock price on the date of the Amendment. The BCF was recognized as a deemed dividend. As the Company lacked retained earnings at the time of determination, the deemed dividend was recorded as a reduction in additional paid-in capital resulting in a net impact to additional paid-in capital of $0.

Under the terms of the Consent and the Series E Certificate of Designation, in consideration for Jackson’s consent to the firstPRO Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock, and the Escrow Funds, subject to the forgiveness of PPP Loan, were used to redeem a portion of the Series E Preferred Stock. As this provision results in a contingent redemption feature, approximately $2.1 million of the Series E Preferred Stock was reclassified to mezzanine equity during the year ended January 2, 2021.

Lastly, under the terms of the Limited Consent and Waiver with Jackson dated February 5, 2021, it was agreed that to the extent that any of the PPP Loans are forgiven after the February Offering, Jackson may convert the Base Series E Preferred Stock and Series E-1 Preferred Stock that remains outstanding into a secured note that is substantially similar to the Jackson Note. As this provision results in a contingent redemption feature, approximately $4.1 million of the Series E Preferred Stock that remains outstanding as of April 3, 2021 was reclassified to mezzanine equity. The Company assessed the fair value of the instrument just before and after this modification and recorded a deemed dividend totaling $389 upon remeasurement of the Series E Preferred Stock.

HSBC Loan

On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000.

NOTE 7 – LEASES

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to apply the short-term lease exception to all leases of one year or less. In Q1 2021 YTD and Q1 2020 YTD, as a result of the adoption of ASC 842, the Company recorded a right of use (“ROU”) lease asset of approximately $3,302 with a corresponding lease liability of approximately $3,264 and ROU of approximately $4,478 with a corresponding lease liability of approximately $4,557, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Quantitative information regarding the Company’s leases for the period ended April 3, 2021 is as follows:

Lease Cost	Classification	Q1 2021 YTD
Operating lease cost	SG&A Expenses	268

Other information
Weighted average remaining lease term (years)		3.78
Weighted average discount rate		6.27%

Future Lease Payments
2021		$989
2022		827
2023		471
2024		340
2025		327
Thereafter		842
		$3,796
Less: Imputed Interest		532
		3,264

Leases – Current		1,304
Leases – Non-Current		1,960

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

NOTE 8 – EQUITY

Common Stock

The Company issued the following shares of common stock during the three-month period ended April 3, 2021:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Equity Raise	21,855,280	$19,670	$0.90	$0.90
Preferred Series A Conversion	27,024	-	$-	$-
Employees	305,000	275	$0.90	$0.90
Board and Committee members	5,600	5	$0.86	$0.86
Long-term incentive plan	155,000	133	$0.86	$0.86
	22,347,904	$20,083

The Company issued the following shares of common stock during the three-month period ended March 28, 2020:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Jackson Investment Group	300,000	$244	$0.67	$0.92
Preferred Series A Conversion	16,215	-	-	-
Board and Committee members	5,600	5	0.85	0.85
	321,815	$249

February 2021 Public Offering

On February 9, 2021, the Company announced the pricing of a public offering of an aggregate of 21,855,280 shares of its common stock at a public offering price of $0.90 per share (the “Offering”). The February 2021 Offering was made pursuant to the Company’s registration statement on Form S-1 initially filed on January 13, 2021, as subsequently amended and declared effective on February 9, 2021. The February 2021 Offering was made only by means of a prospectus forming a part of the effective registration statement.

The February 2021 Offering closed on February 12, 2021. In the February 2021 Offering, the Company issued 20,851,199 shares of common stock and pre-funded warrants to purchase up to 1,004,081 shares of common stock, at an exercise price of $0.0001 per share (the “Pre-funded Warrants”). The Pre-funded Warrants were sold at $0.8999 per Pre-Funded Warrant. The Pre-funded Warrants were immediately exercisable and could be exercised at any time after their original issuance until such Pre-funded Warrants were exercised in full. The Pre-funded Warrants were exercised immediately upon issuance, and 1,004,081 shares of common stock were issued on February 12, 2021.

The net proceeds to the Company from the February 2021 Offering were approximately $18.1 million, after deducting placement agent fees and estimated offering expenses payable by the Company. While the Company’s Series E Preferred Stock is outstanding, the Company is required to use the proceeds of any sales of equity securities, including the securities offered in the February 2021 Offering, exclusively to redeem any outstanding shares of the Company’s Series E Preferred Stock, subject to certain limitations. On February 5, 2021, the Company used approximately 75% of the net proceeds from the February 2021 Offering to redeem a portion of the outstanding Jackson Note and 25% of the net proceeds from the February 2021 Offering to redeem a portion of the Company’s Series E Preferred Stock. Pursuant to the Limited Consent, upon closing of the February 2021 Offering, the Company redeemed a portion of the Jackson Note and redeemed 4,518 shares of the Base Series E Preferred Stock. Following the redemption of the Base Series E Preferred Stock, the Company has 6,172 shares of Base Series E Preferred Stock outstanding with an aggregate stated value of $6,172.

Prior to the February 2021 Offering, the Company entered into a Limited Consent and Waiver with Jackson, dated February 5, 2021, whereby, among other things, Jackson agreed that we may use 75% of the proceeds from the Offering to redeem a portion of the Jackson Note, which at the time had an outstanding principal amount of $32,710, and 25% of the net proceeds from the Offering to redeem a portion of our Base Series E Preferred Stock, notwithstanding certain provisions of the Series E Certificate of Designation that would have required us to use all the proceeds from the Offering to redeem the Base Series E Preferred Stock. In addition, the Company also agreed in the Limited Consent to additional limits on our ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap Funding [X] Trust. The Company also agreed that to the extent that any of our PPP Loans are forgiven after the Offering, Jackson may convert the Base Series E Preferred Stock and Series E-1 Preferred Stock that remains outstanding into a secured note that is substantially similar to the Jackson Note. On April 8, 2021, the limited waiver was extended to June 17, 2021.

Jackson also entered into a Limited Waiver and Agreement with us on February 5, 2021, whereby Jackson agreed that it would not convert any shares of the Base Series E Preferred Stock or Series E-1 Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the Offering. Jackson also waived any event of default under the Series E Certificate of Designation and the Jackson Note that would have resulted from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Base Series E Preferred Stock and the exercise of Jackson’s warrants. On April 8, 2021, the limited waiver was extended to June 17, 2021, and on May 6, 2021 the limited waiver was extended to June 30, 2021.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the board of directors (the “Board”) under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan and 2020 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of April 3, 2021, the Company has issued a total of 318,000 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $209 and $94, for the periods ended Q1 2021 YTD and Q1 2020 YTD, respectively.

Stock Options

The Company recorded share-based payment expense of $7 and $8 for the periods ended Q1 2021 YTD and Q1 2020 YTD, respectively.

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

In the periods ended Q1 2021 YTD and Q1 2020 YTD, the Company paid $0 and $0, respectively, in dividends to its Series A Preferred Stockholders. On January 21, 2020, the Company converted the shares of Series A Preferred Stock awarded to Mr. Briand into 16,215 shares of common stock. On January 8, 2021, the Company converted the shares awarded to Mr. Flood into 27,024 shares of common stock. The Company has $125 and $31 of dividends payable to Series A Preferred Stockholders at the end of Q1 2021 YTD and Q1 2020 YTD.

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

As of April 3, 2021, 6,172,000 shares and 1,466,000 shares of common stock were issuable upon the potential conversion of Series E Preferred Stock and Series E-1 Preferred Stock, respectively. As of the date of this filing, the Company does not have sufficient authorized shares to cover the conversion of these instruments. Due to the contingent nature of the redemption features present within the Series E and E-1 Preferred Stock, as of April 3, 2021, the Company classified the shares as mezzanine equity on the consolidated balance sheets.

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

On January 8, 2021, the Company issued 155,000 shares to the remaining 50% of eligible employees in good standing on December 31, 2020. The remaining shares available in this plan expired. The Company recognized expense of $4 related to the 2019 LTIP in Q1 2021.

2020 Omnibus Incentive Plan

On June 30, 2020, the Board approved the 2020 Omnibus Incentive Plan (the “2020 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 750,000 shares of common stock are reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On September 29, 2020, our stockholders approved the 2020 Plan. As of April 3, 2021, we had issued 31,003 shares and options to purchase shares of common stock pursuant to the 2020 Plan, therefore leaving 718,997 shares remaining under the 2020 Plan. The 2020 Plan will terminate on June 30, 2030.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of KRI, Pamela D. Whitaker (“Whitaker” or “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe and the Company (the “Defendants”) arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI to Staffing 360’s subsidiary, Monroe Staffing Services in August 2018. Whitaker is seeking $4,054 in alleged damages.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and filed their opening brief on April 21, 2021. Plaintiff’s response brief is due on May 21, 2021, and Defendant’s reply is due on June 11, 2021.

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

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part. The Court rejected Whitaker’s procedural arguments, but granted the motion on substantive grounds. However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020. Monroe and the Company filed a letter of motion for leave to amend and a proposed Amended Complaint on December 1, 2020. On January 5, 2021, Whitaker filed an opposition to the letter motion. On January 25, 2021, Monroe and the Company filed a reply in further support of the letter motion. On March 9, 2021, the Court granted Monroe and the Company’s motion for leave to amend, in part, and denied the motion, in part. The Court rejected Monroe and the Company’s claim for fraudulent inducement, but granted the motion for leave to amend their breach of contract claim. Monroe and the Company filed their amended complaint on March 12, 2021. On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. On May 14, 2021, Monroe and the Company filed an opposition to the motion to dismiss. Whitaker’s reply in further support of the motion, if any, is due June 21, 2021.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 10 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q1 2021 YTD	Q1 2020 YTD
Commercial Staffing – US	$30,121	$28,743
Professional Staffing – US	3,771	8,660
Professional Staffing – UK	15,059	21,289
Total Revenue	$48,951	$58,692

Commercial Staffing – US	$4,838	$4,294
Professional Staffing – US	954	3,080
Professional Staffing – UK	2,223	3,274
Total Gross Profit	$8,015	$10,648

Selling, general and administrative expenses	$(7,929)	$(10,961)
Depreciation and amortization	(731)	(785)
Impairment of goodwill	—	(2,969)
Interest expense and amortization of debt discount and deferred financing costs	(1,241)	(2,417)
Re-measurement gain (loss) on intercompany note	128	(675)
Other income	107	(14)
Loss Before (Provision for) Benefit from Income Tax	$(1,651)	$(7,173)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Q1 2021 YTD
	Commercial Staffing – US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$41	$257	$735	$1,033
Temporary Revenue	30,080	3,514	14,324	47,918
Total	$30,121	$3,771	$15,059	$48,951

	Q1 2020 YTD
	Commercial Staffing – US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$46	$1,444	$1,206	$2,696
Temporary Revenue	28,697	7,216	20,083	55,996
Total	$28,743	$8,660	$21,289	$58,692

As of April 3, 2021 and January 2, 2021, the Company has assets in the U.S. and the U.K. as follows:

	April 3, 2021	January 2, 2021
United States	$66,753	$73,691
United Kingdom	13,203	13,233
Total Assets	$79,956	$86,924

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

In addition to the shares of Series E and Series E-1 Preferred Stock and notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

The Company had the following activity with its Board and Committee Members:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	Q1 2021 YTD				Q1 2020 YTD
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	1,400	$1	$2	$19	1,400	$1	$5
Jeff Grout	19	1,400	1	2	19	1,400	1	5
Nick Florio	19	1,400	1	2	19	1,400	1	5
Alicia Barker	—	1,400	1	2	—	1,400	1	1
	$57	5,600	$4	$8	$57	5,600	$4	$16

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q1 2021 YTD	Q1 2020 YTD
Cash paid for:
Interest	$775	$689
Income taxes	—	—

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	1,612	$2,270
Shares issued to Jackson Investment Group	—	244
Dividends accrued to related parties	389	603
Deemed Dividend	389	—

NOTE 13 – SUBSEQUENT EVENTS

April 2021 Securities Purchase Agreement

On April 21, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of an aggregate of 4,697.6328 shares of Series F convertible preferred stock at a price of $1,000 per share and warrants to purchase up to an aggregate of 7,829,388 shares of common stock, at an exercise price of $0.60 per share. The Warrants are exercisable upon the later of the effective date of a reverse stock split or six months following the closing of the private placement and will expire five years following the date that the Warrants first become exercisable.

The Series F Preferred Stock is convertible into an aggregate of approximately 7,829,388 shares of Common Stock at a conversion price of $0.60 per share, subject to certain ownership limitations, upon the Company amending its certificate of incorporation to effect a reverse split within a range of 2-into-1 to up to 20-into-1 to be determined by the Company’s board of directors.

The net proceeds to the Company from the securities purchase agreement were approximately $4.2 million, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used $3.2 million of the net proceeds to redeem a portion of the outstanding Second Amended and Restated 12% Senior Secured Note due September 30, 2022, which had an outstanding principal amount of $19,154 as of April 21, 2021. In addition, the Company used $1,000 of the net proceeds for working capital purposes. This transaction will be accounted for during the second quarter of Fiscal 2021.

Subject to certain beneficial ownership limitations, the Series F Preferred Stock shall vote on an “as converted” basis on all matters submitted to the holders of Common Stock for approval; provided, however, that solely for purposes of determining the number of votes that the Series F Preferred Stock is entitled to, the “Conversion Price” of the Series F Preferred Stock shall be deemed $0.725. In addition, as long as any shares of the Series F Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series F Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series F Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series F Preferred Stock, or (c) increase the number of authorized shares of the Series F Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Series G Preferred Stock – Related Party

On May 6, 2021, the Company, entered into an Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock, and 1,493 shares of the Series E-1 Convertible Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Convertible Preferred Stock, and Series G-1 Convertible Preferred Stock. Series G Convertible Preferred Stock is subject to the same terms stated in the limited waiver dated February 5, 2021 and described in Note 8.

The Series G Preferred Stock ranks senior to each of the Company’s common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, and any other classes and series of stock of the Company now or hereafter authorized, issued or outstanding, which by their terms expressly provide that they are junior to the Series G Preferred Stock or which do not specify their rank (which includes the Series F Convertible Preferred Stock). Each share of Series G Preferred Stock is initially convertible into 1,000 shares of common stock at any time from and after, (i) with respect to the Series G Convertible Preferred Stock, the earlier of October 31, 2022 or the occurrence of a default and, (ii) with respect to the Series G-l Convertible Preferred Stock, October 31, 2020. A holder of Series G Preferred Stock is not required to pay any additional consideration in exchange for conversion of the Series G Preferred Stock into the Company’s common stock.

The Series G Convertible Preferred Stock carries monthly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance (plus any accrued dividends with respect to the Series E Preferred Stock unpaid as of the date of the Exchange) and (ii) 17% after the occurrence of a default, and (b) a dividend payable in shares of Series G-1 Convertible Preferred Stock. The shares of Series G-1 Convertible Preferred Stock have all the same terms, preferences and characteristics as the Series G Convertible Preferred Stock (including, without limitation, the right to receive cash dividends), except Series G-1 Convertible Preferred Stock are mandatorily redeemable by the Company within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or September 30, 2022, for a cash payment equal to the liquidation value plus any accrued and unpaid dividends thereon.

The Series G Preferred Stock shall vote on an “as converted” basis on all matters submitted to the holders of common stock for approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the geographic, social and economic impact of COVID-19 on our ability to conduct business and raise capital in the future when needed; the termination of a major customer contract or project; our ability to achieve loan forgiveness under Paycheck Protection Program (“PPP”); negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Overview

We are incorporated in the State of Delaware. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring suitable, mature, profitable, operating, U.S. and U.K. based staffing companies. Our targeted consolidation model is focused specifically on the Professional Sector and Commercial Sector disciplines.

Recent Developments

NASDAQ Minimum Bid Price Requirement

On April 27, 2021, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (the “Listing Qualifications Department”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between March 12, 2021, through April 27, 2021, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until October 25, 2021 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to the Listing Qualifications Department that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, the Listing Qualifications Department will provide notice that our common stock will be subject to delisting.

COVID-19

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The COVID-19 pandemic is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients. As a result, we are subject to the plans and approaches our clients have made to address the COVID-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees. To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience decline in our revenue or write-off of receivables from such clients. Moreover, developments such as social distancing and shelter-in-place directives have impacted our ability to deploy our staffing workforce effectively, thereby impacting contracts with customers in our commercial staffing and professional staffing business streams, where we experienced declines in revenues during Q2 2020, Q3 2020 and Q4 2020 compared with the respective periods in 2019. While some government-imposed precautionary measures have been relaxed in certain countries or states, more strict measures have been or may be put in place again due to a resurgence in COVID-19 cases, as has occurred recently in the United Kingdom in response to the spread of a new strain of COVID-19. As a result of government restrictions in the United Kingdom, we had to close both of our offices in the United Kingdom, and our employees were forced to operate remotely from their homes; however, employees returned to our offices in the United Kingdom on a voluntary basis on March 29, 2021. The ongoing COVID-19 pandemic may continue to affect our operation and to disrupt the marketplace in which we operate and may negatively impact our sales in fiscal year 2021 and our overall liquidity.

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

On December 1, 2020, we received notice that because we had not met the terms of the extension, our common stock would be subject to delisting from Nasdaq, unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel, which automatically stayed any suspension or delisting action pending the issuance of a decision by the Panel following the hearing and the expiration of any additional extension period granted by the Panel. The hearing occurred on January 21, 2021. At the hearing, we provided the Panel with an update on our compliance plan and requested a further extension of time in which to regain compliance. On February 3, 2021, we received a letter from the Panel noting it has granted our request for an extension until February 28, 2021 to regain compliance with the minimum $2.5 million stockholders’ equity requirement, or the alternative compliance standards as set forth in Nasdaq Listing Rule 5550(b)(1). On March 4, 2021 we received a letter extending the deadline for compliance to May 31, 2021.

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

February 2021 Public Offering

On February 9, 2021, we announced the pricing of a public offering of an aggregate of 21,855,280 shares of its common stock at a public offering price of $0.90 per share (the “February 2021 Offering”.) The February 2021 Offering was made pursuant to our registration statement on Form S-1 initially filed on January 13, 2021, as subsequently amended and declared effective on February 9, 2021. The February 2021 Offering was made only by means of a prospectus forming a part of the effective registration statement.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The February 2021 Offering closed on February 12, 2021. In the February 2021 Offering, we issued 20,851,199 shares of common stock and pre-funded warrants to purchase up to 1,004,081 shares of common stock, at an exercise price of $0.0001 per share (the “Pre-funded Warrants”). The Pre-funded Warrants were sold at $0.8999 per Pre-Funded Warrant. The Pre-funded Warrants were immediately exercisable and could be exercised at any time after their original issuance until such Pre-funded Warrants were exercised in full. The Pre-funded Warrants were exercised immediately upon issuance, and 1,004,081 shares of common stock were issued on February 12, 2021.

The net proceeds to us from the February 2021 Offering were approximately $18.1 million, after deducting placement agent fees and estimated offering expenses payable by us. While our Series E Preferred Stock is outstanding, the Company is required to use the proceeds of any sales of equity securities, including the securities offered in the February 2021 Offering, exclusively to redeem any outstanding shares of our Series E Preferred Stock, subject to certain limitations. On February 12, 2021, we used approximately 75% of the net proceeds from the February 2021 Offering to redeem a portion of the outstanding Jackson Note, which had an outstanding principal amount of $32,710 as of February 9, 2021, and 25% of the net proceeds from the February 2021 Offering to redeem a portion of the Company’s Series E Preferred Stock. Pursuant to the Limited Consent (as defined below), upon closing of the February 2021 Offering, we redeemed a portion of the Jackson Note with an outstanding principal amount of $13,556 and interest accrued thereon and redeemed 4,518 shares of the Base Series E Preferred Stock. Following the redemption of the Base Series E Preferred Stock, the Company has 6,172 shares of Base Series E Preferred Stock outstanding with an aggregate stated value of $6,172.

April 2021 Securities Purchase Agreement

On April 21, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of an aggregate of 4,697.6328 shares of Series F convertible preferred stock, par value $0.00001 (“Series F Preferred Stock”) at a price of $1,000 per share and warrants to purchase up to an aggregate of 7,829,388 shares of common stock, at an exercise price of $0.60 per share. The warrants are exercisable upon the later of the effective date of a reverse stock split or six months following the closing on April 23, 2021 and will expire five years following the date that the warrants first become exercisable.

The Series F Preferred Stock is convertible into an aggregate of approximately 7,829,388 shares of common stock at a conversion price of $0.60 per share, subject to certain ownership limitations, upon us amending our amended and restated certificate of incorporation to effect a reverse split within a range of 2-into-1 to up to 20-into-1 to be determined by our board of directors (the “Board”).

The net proceeds to us from the sale of the Series F Preferred Stock and the warrants were approximately $4.2 million, after deducting placement agent fees and estimate offering expenses payable by us. We used $3.2 million of the net proceeds to redeem a portion of the outstanding Second Amended and Restated 12% Senior Secured Note due September 30, 2022, which had an outstanding principal amount of $19,154 as of April 21, 2021. In addition, the Company used $1,000 of the net proceeds for working capital purposes.

Jackson Waivers

On February 5, 2021, we entered into a Limited Consent and Waiver (the “Limited Consent”) with Jackson Investment Group, LLC (“Jackson”) whereby, among other things, Jackson agreed that we may use 75% of the proceeds from the February 2021 Offering to redeem a portion of the Jackson Note, which at the time had an outstanding principal amount of $32,710, and 25% of the net proceeds from the February 2021 Offering to redeem a portion of our Base Series E Preferred Stock, notwithstanding certain provisions of the Series E Certificate of Designation that would have required us to use all the proceeds from the February 2021 Offering to redeem the Base Series E Preferred Stock. In addition, we also agreed in the Limited Consent to additional limits on our ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap Funding [X] Trust. We also agreed that to the extent that any of our PPP Loans are forgiven after the February 2021 Offering, Jackson may convert the Base Series E Preferred Stock and Series E-1 Preferred Stock that remains outstanding into a secured note that is substantially similar to the Jackson Note. On April 8, 2021, the limited waiver was extended to June 17, 2021.

Jackson also entered into a Limited Waiver and Agreement with us on February 5, 2021, whereby Jackson agreed that it would not convert any shares of the Base Series E Preferred Stock or Series E-1 Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the February 2021 Offering. Jackson also waived any event of default under the Series E Certificate of Designation and the Jackson Note that would have resulted from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Base Series E Preferred Stock and the exercise of Jackson’s warrants. On April 8, 2021, the limited waiver was extended to June 17, 2021 and on May 6, 2021 the limited waiver was extended to June 30, 2021.

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

For three-month periods ended April 3, 2021 and March 28, 2020

	Q1 2021 YTD	% of Revenue	Q1 2020 YTD	% of Revenue	Growth
Revenue	$48,951	100.0%	$58,692	100.0%	(16.6)%
Cost of revenue	40,936	83.6%	48,044	81.9%	(14.8)%
Gross profit	8,015	16.4%	10,648	18.1%	(24.7)%
Operating expenses	8,660	17.7%	14,715	25.1%	(41.1)%
Loss from operations	(645)	(1.3)%	(4,067)	(6.9)%	(84.1)%
Other expenses	(1,006)	(2.1)%	(3,106)	(5.3)%	(67.6)%
(Provision for) Benefit from income taxes	(37)	(0.1)%	176	0.3%	(121.0)%
Net Loss	$(1,688)	(3.4)%	$(6,997)	(11.9)%	(75.9)%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Revenue

For Q1 2021 YTD, revenue decreased by 16.6% to $48,951 as compared with $58,692 for Q1 2020 YTD. Of that decline, $10,687 was attributable to organic revenue decline, slightly offset by $946 of favorable foreign currency translation. Within organic revenue, temporary contractor revenue declined $8,977 and permanent placement declined $1,710. The revenue decline in Q1 2021 YTD as compared with Q1 2020 YTD is the result of the impact of the COVID-19 pandemic. In addition, the sale of firstPRO in September 2020 resulted in 0 months of revenue for Q1 2021 YTD versus revenue of $3,514 for the 3 months in Q1 2020 YTD.

Revenue in Q1 2021 YTD was comprised of $47,918 of temporary contractor revenue and $1,033 of permanent placement revenue, compared with $55,996 and $2,696 for Q1 2020 YTD, respectively.

Cost of revenue, Gross profit and Gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q1 2021 YTD, cost of revenue was $40,936, a decrease of 14.8% from $48,044 in Q1 2020 YTD, compared with revenue decline of 16.6%.

Gross profit for Q1 2021 YTD was $8,015, a decrease of 24.7% from $10,648 for Q1 2020 YTD, representing gross margin of 16.4% and 18.1% for each period, respectively. The decline was driven by $2,773 of organic decline and zero activity in Q1 2021 YTD versus 3 months of activity in Q1 2020 YTD for firstPRO, slightly offset by $140 of favorable foreign currency translation.

Operating expenses

Total operating expenses for Q1 2021 YTD were $8,660, a decrease of 41.1% from $14,715 for Q1 2020 YTD. The decrease in operating expenses was driven by headcount reductions, zero months of activity for firstPRO, lower variable costs and savings attributable to synergies within the subsidiaries, and cost savings initiatives.

Other expenses

Total other expenses, net for Q1 2021 YTD were $1,006, a decrease of 67.6% from $3,106 in Q1 2020 YTD. The decrease was driven by the following: $1,176 lower interest expense and amortization of debt discount and deferred financing costs in Q1 2021 YTD compared with Q1 2020 YTD of $2,417, gain from remeasuring the Company’s intercompany note in Q1 2021 YTD of $128 compared with losses from remeasuring the Company’s intercompany note in Q1 2021 YTD of $675. In addition, in Q1 2021 YTD, the Company had other income of $107.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details Revenue and Gross Profit by Sector:

	Q1 2021 YTD	Mix	Q1 2020 YTD	Mix
Commercial Staffing – US	$30,121	61%	$28,743	48%
Professional Staffing – US	3,771	8%	8,660	15%
Professional Staffing – UK	15,059	31%	21,289	37%
Total Revenue	$48,951		$58,692

Commercial Staffing – US	$4,838	60%	$4,294	40%
Professional Staffing – US	954	12%	3,080	29%
Professional Staffing – UK	2,223	28%	3,274	31%
Total Gross Profit	$8,015		$10,648

Commercial Staffing – US	16.1%		14.9%
Professional Staffing – US	25.3%		35.6%
Professional Staffing – UK	14.8%		15.4%
Total Gross Margin	16.4%		18.1%

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

	Q1 2021 YTD	Q1 2020 YTD	Trailing Twelve Months Q1 2021	Trailing Twelve Months Q1 2020
Net loss	$(1,688)	$(6,997)	$(10,333)	$(12,120)

Interest expense and amortization of debt discount and deferred financing costs	1,157	2,230	6,122	8,007
Provision for (Benefit from) income taxes	37	(176)	108	(509)
Depreciation and amortization	815	972	3,520	4,165
EBITDA	$321	$(3,971)	$(583)	$(457)

Acquisition, capital raising, restructuring charges and other non-recurring expenses (1)	826	1,340	6,209	6,075
Other non-cash charges (2)	220	184	697	827
Re-measurement (gain) loss on intercompany note	(128)	675	(1,387)	643
Restructuring Charges	-	-	21	-
Gain on business sale	-	-	(124)	-
Deferred consideration settlement	-	-	-	(1,077)
Impairment of goodwill	-	2,969	-	2,969
Other loss (income)	(107)	14	(244)	(26)
Adjusted EBITDA	$1,132	$1,211	$4,589	$8,954

Adjusted EBITDA of Divested Business (3)			$(8)	$(998)

Pro Forma TTM Adjusted EBITDA (4)			$4,581	$7,956

Adjusted Gross Profit TTM (5)			$30,365	$39,281

TTM Adjusted EBITDA as percentage of adjusted gross profit TTM			15.1%	22.8%

(1)	Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business. In addition, the Company included non-recurring expenses related to salaries, rent and bad debts which were a direct result of the COVID-19 pandemic. Due to government mandated restrictions, the Company had to temporarily close all of its offices and, due to social distancing restrictions, could not make full use of these facilities for significant periods of time during the year, both in the US and UK. These restrictions are still ongoing in 2021. The Company calculated an adjustment of $1.85 million for the time these offices were closed or partially not used due to COVID-19 related restrictions. In addition, the Company reduced headcounts throughout the Company. The reduction in 2019 related to performance and in 2020 and 2021 related to COVID-19 staff reductions. These positions are no longer included in the current cost structure. The Company had internal staff of 291 just before the onset of the pandemic and 193 by the end of Q1 2021. Salary adjustments are standard treatment for adjustment to EBITDA for management reporting purposes

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

	Twelve Months Ended
	April 3, 2021	March 28, 2020
Adjusted Gross Profit - TTM (Current Period)	$30,365	$39,281
Adjusted Gross Profit - TTM (Prior Period)	39,281	40,474
Adjusted Gross Profit - Decline	$(8,916)	$(1,193)

Adjusted EBITDA - TTM (Current Period)	$4,589	$8,954
Adjusted EBITDA - TTM (Prior Period)	8,954	9,429
Adjusted EBITDA - Decline	$(4,365)	$(475)

Operating Leverage	49.0%	39.8%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	April 3, 2021	January 2, 2021
Total Debt, Net	$39,866	$54,810
Addback: Total Debt Discount and Deferred Financing Costs	486	559
Total Term Debt	$40,352	$55,369

TTM Adjusted EBITDA	$4,589	$4,663

Pro Forma TTM Adjusted EBITDA	$4,581	$4,156

Pro Forma Leverage Ratio	8.81x	13.32x

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

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q1 2021 YTD	Q1 2020 YTD
Net cash provided by (used in) operating activities	$167	$(1,673)

Collection of UK factoring facility deferred purchase price	1,741	2,720

Repayments on accounts receivable financing	(5,475)	(1,050)

Net cash used in operating activities including proceeds from accounts receivable financing, net	$(3,567)	$(3)

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

As of and for the three-month period ended April 3, 2021, the Company had a working capital deficiency of $27,001 and accumulated deficit of $93,867, and a net loss of $1,688.

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of us as a going concern. We have unsecured payments due in the next 12 months associated with historical acquisitions and secured current debt arrangements which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, we have funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. Although we have raised an aggregate of approximately $19,395 through PPP Loans, if we unable to obtain additional capital, such unsecured payments may not be made on time. In September, we applied for forgiveness of the PPP Loans in the aggregate amount equal to $19,395. Additionally, with the continuation of the COVID-19 pandemic, there is further uncertainty related to our future revenues, gross profit and cash flows.

COVID-19 is impacting worldwide economic activity, and activity in the United States and the United Kingdom where the Company’s operations are based. The nature of work of the contractors the Company supports mostly are on the site of the Company’s clients. As a result, the Company is subject to the plans and approaches of the Company’s clients to work during this period. This includes whether they support remote working when they have decided to close their facilities. To the extent that the Company’s clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, the Company would no longer generate revenue and profit from that client. In addition, in the event that the Company’s clients’ businesses suffer or close as a result of the COVID-19 pandemic, the Company may experience decline in its revenue or write-off of receivables from such clients. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience decline in our revenue or write-off of receivables from such clients. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Commercial Staffing and Professional Staffing business streams where the Company has seen declines of approximately 17% in revenues during the third quarter of 2020 as compared with the first quarter of 2020, however compared with the second quarter of 2020, the Company has seen 12% increases in revenues. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the ongoing COVID-19 pandemic may continue to affect the Company’s operation and to disrupt the marketplace in which the Company operates, may negatively impact its sales in fiscal year 2020, and its overall liquidity.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Operating activities

For Q1 2021 YTD, net cash provided by operations of $167 was primarily attributable to net loss of $1,688 and changes in operating assets and liabilities totaling $657 offset by non-cash adjustments of $1,198. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $1,006, decrease in payables and accrued expense of $1,451, decrease in payables to related parties of $807, increase in prepaid expenses and other current assets of $334, increase in other assets of $784, increase in current liabilities of $80 and decrease in long term liabilities of $158 and increase in other of $601. Total non-cash adjustments of $1,198 primarily includes depreciation and amortization of intangible assets of $731, stock-based compensation of $219, amortization of debt discounts and deferred financing of $84, right of use assets amortization of $292 and foreign currency re-measurement gain on intercompany loan of $128.

For Q1 2020 YTD, net cash used in operations of $1,673 was primarily attributable to changes in operating assets and liabilities totaling $152 and non-cash adjustments of $5,172 offset by net loss of $6,997. Changes in operating assets and liabilities primarily relates to an increase in accounts payable and accrued expenses of $3,012, decrease in other assets of $789, increase in current liabilities of $149; offset by increase in accounts receivable of $3,886, increase in prepaid expenses and other current assets of $551, decrease in interest payable to related parties of $1,474 and decrease in other non-current liabilities and other of $835. Total non-cash adjustments of $4,789 primarily includes impairment of goodwill of $2,969, depreciation and amortization of intangible assets of $785, stock-based compensation of $173, amortization of debt discounts and deferred financing of $187, right of use assets amortization of $383 and foreign currency re-measurement loss on intercompany loan of $675.

Investing activities

For Q1 2021 YTD, net cash flows provided by investing activities was $1,741 related to collection of the beneficial interest from HSBC.

For Q1 2020 YTD, net cash flows provided by investing activities was $2,625, $2,720 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $95.

Financing activities

For Q1 2021 YTD, net cash flows used in financing activities totaled $7,816 primarily due to proceeds from sale of common stock of $19,670 offset by repayments of $5,475 on accounts receivable financing, net, repayment of term loan of $313, repayment of related party term loan of $14,724, dividends paid to Jackson of $420, redemption of Series E preferred stock of $4,908 and third party financing costs of $1,646.

For Q1 2020 YTD, net cash flows used in financing activities totaled $1,218, of which $1,050 relates to repayments on accounts receivable financing, net, and repayment on HSBC loan of $168.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to the Form 10-K filed with the SEC on April 16, 2021. There have been no changes to our critical policies during the three months ended April 3, 2021.

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

On December 31, 2019, the FASB issued ASC 2019-12 “Income Taxes: Simplifying the Accounting for Income Taxes” (“Topic 740”). The amendments in this update simplify the accounting for income taxes by removing certain exceptions. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company will adopt the guidance when it becomes effective.

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company identified a material weakness related to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of KRI, Pamela D. Whitaker (“Whitaker” or “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe and the Company (the “Defendants”) arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI to Staffing 360’s subsidiary, Monroe Staffing Services in August 2018. Whitaker is seeking $4,054 in alleged damages.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and filed their opening brief on April 21, 2021. Plaintiff’s response brief is due on May 21, 2021, and Defendant’s reply is due on June 11, 2021.

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”). The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement. The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6 million. On April 28, 2020, Whitaker filed a motion to dismiss the New York Action on both procedural and substantive grounds. On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss. On July 9, 2020. Whitaker filed reply papers in further support of the motion.

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part. The Court rejected Whitaker’s procedural arguments, but granted the motion on substantive grounds. However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020. Monroe and the Company filed a letter of motion for leave to amend and a proposed Amended Complaint on December 1, 2020. On January 5, 2021, Whitaker filed an opposition to the letter motion. On January 25, 2021, Monroe and the Company filed a reply in further support of the letter motion. On March 9, 2021, the Court granted Monroe and the Company’s motion for leave to amend, in part, and denied the motion, in part. The Court rejected Monroe and the Company’s claim for fraudulent inducement, but granted the motion for leave to amend their breach of contract claim. Monroe and the Company filed their amended complaint on March 12, 2021. On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. On May 14, 2021, Monroe and the Company’s filed an opposition to the motion to dismiss. Whitaker’s reply in further support of the motion, if any, is due June 21, 2021.

Monroe and the Company intend to pursue their claims vigorously.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

Item 1A. Risk Factors.

Except as otherwise set forth below, there have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

A low trading price could lead Nasdaq to take actions toward delisting our common stock.

On April 27, 2021, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (the “Listing Qualifications Department”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between March 12, 2021, through April 27, 2021, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2) . The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until October 25, 2021 (the “Compliance Period”), in which to regain compliance   pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to the Listing Qualifications Department that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, the Listing Qualifications Department will provide notice that our common stock will be subject to delisting.

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

Failure to obtain stockholder authorization to amend our amended and restated certificate of incorporation to authorize the Reverse Stock Split may adversely affect our business.

We intend to hold a special meeting of stockholders for the purpose of receiving authorization for a reverse stock split of all of the outstanding shares of our common stock, at a ratio in the range of 1-for-2 to 1-for-20, such ratio to be determined by our Board (the “Reverse Stock Split”).

If the Reverse Stock Split is not approved by our stockholders, our Board will not have the authority to effect the Reverse Stock Split to, among other things, facilitate the continued listing of our common stock on Nasdaq by increasing the per share trading price of our common stock to help ensure a share price high enough to satisfy the $1.00 per share minimum bid price requirement. Any inability of our Board to effect the Reverse Stock Split could expose us to delisting from Nasdaq.

In addition, our financing alternatives will be limited by the lack of any available unissued and unreserved authorized shares of common stock, and stockholder value may be harmed by this limitation. Moreover, our future success depends upon our ability to attract, retain and motivate highly-skilled employees, and if this proposal is not approved by our stockholders, the lack of any available unissued and unreserved authorized shares of common stock to provide future equity incentive opportunities could adversely impact our ability to achieve these goals. In short, if our stockholders do not approve this proposal, we may not be able to maintain our Nasdaq listing, access the capital markets, complete corporate collaborations, partnerships or other strategic transactions, attract, retain and motivate employees, and pursue other business opportunities integral to our growth and success.

Finally, in the event we may fail to secure the requisite stockholder approval for the Reverse Stock Split or to effect the Reverse Stock Split by June 30, 2021, it will result in a “Preferred Default” under the Certificate of Designation of Series G Convertible Preferred Stock, which would result in the higher interest rate of 17% being triggered, which would have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (4)
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (5)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (6)
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (7)
3.8	Certificate of Designation of Series E Convertible Preferred Stock (8)
3.9	Certificate of Correction to the Certificate of Designation of Series E Convertible Preferred Stock (9)
3.10	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7, 2019 (10)
3.11	Certificate of Amendment to the Certificate of Designation of Series E Preferred Stock, dated October 23, 2020 (11)
3.12	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (12)
3.13	Certificate of Designation of Series G Convertible Preferred Stock (13)
3.14	Certificate of Correction for Series G Convertible Preferred Stock (14)
4.1	Subordinated Secured Note issued to Jackson Investment Group LLC (15)
4.2	Warrant issued to Jackson Investment Group LLC (16)
4.3	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (17)
4.4	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (18)
4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 29, 2020 (19)
4.6	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 31, 2020 (20)
4.7	Description of Securities (21)
4.8	Form of Pre-Funded Common Stock Purchase Warrant (22)
4.9	Form of Placement Agent Common Stock Purchase Warrant (23)
4.10	Form of Common Stock Purchase Warrant (24)
4.11	Form of Placement Agent Common Stock Purchase Warrant (25)
10.1	Amended and Restated Warrant Agreement dated April 25, 2018 (26)
10.2	Employment Agreement dated June 29, 2020, by and among Staffing 360 Solutions, Inc. and Khalid Anwar (27)
10.3	Limited Consent, Waiver and Amendment Agreement entered into by and among Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC, dated February 5, 2021 (28)
10.4	Limited Waiver and Agreement entered into by and among Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC, dated February 5, 2021 (29)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
±	These exhibits are management contracts.
†	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
(1)	Previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(2)	Previously filed as Exhibit 3.4 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(3)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018.
(4)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(5)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.
(6)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(7)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016.
(8)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018.
(9)	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018.
(10)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2019.
(11)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020
(12)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2021.
(13)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2021
(14)	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2021
(15)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(16)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(17)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(18)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.
(19)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020.
(20)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020.
(21)	Previously filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on May 11, 2020.
(22)	Previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 8, 2021
(23)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2021
(24)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2021
(25)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2021
(26)	Previously filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 13, 2021
(27)	Previously filed as Exhibit 10.57 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 13, 2021
(28)	Previously filed as Exhibit 10.58 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 8, 2021
(29)	Previously filed as Exhibit 10.59 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 8, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2021	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 18, 2021	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Khalid Anwar
Khalid Anwar
Senior Vice President of Corporate Finance
(Principal Financial Officer and Principal Accounting Officer)

