Form 10-Q
period 2021-07-03
Staffing 360 Solutions, Inc.
filed 2021-08-17
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 17, 2021, there were 11,415,233 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of July 3, 2021 (Unaudited) and January 2, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2021 and June 27, 2020	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 3, 2021 and June 27, 2020	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended July 3, 2021 and June 27, 2020	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2021 and June 27, 2020	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4	Controls and Procedures	42

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	43
Item 1A	Risk Factors	44
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3	Defaults Upon Senior Securities	44
Item 4	Mine Safety Disclosures	44
Item 5	Other Information	44
Item 6	Exhibits	45

Signatures		47

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	July 3,	January 2,
	2021	2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$848	$8,256
Cash in escrow	2,080	2,080
Accounts receivable, net	23,996	24,568
Prepaid expenses and other current assets	1,299	1,251
Total Current Assets	28,223	36,155

Property and equipment, net	845	1,066
Goodwill	27,164	27,045
Intangible assets, net	14,905	16,017
Other assets	3,263	3,168
Right of use asset	3,250	3,433
Total Assets	$77,650	$86,884
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	17,096	15,030
Accrued expenses - related party	2,464	2,306
Current debt, related party	—	1,139
Current portion of debt	909	1,260
PPP Loans	9,395	12,468
Accounts receivable financing	11,123	16,986
Leases - current liabilities	1,219	1,211
Other current liabilities	6,526	6,548
Total Current Liabilities	48,732	56,948

Long-term debt, related party	15,665	32,182
Long-term debt	577	834
PPP Loans, non-current	—	6,927
Leases – non-current	2,000	2,226
Other long-term liabilities	3,784	3,787
Total Liabilities	70,758	102,904

Commitments and contingencies
Series E Preferred Stock, 13,000 designated, $0.00001 par value, 0 and 11,080 shares issued and outstanding as of July 3, 2021 and January 2, 2021, respectively	—	2,080
Series E-1 Preferred Stock, 6,500 designated, $0.00001 par value, 0 and 1,363 shares issued and outstanding as of July 3, 2021 and January 3, 2021, respectively	—	—
Series G Preferred Stock, 13,000 designated, $0.00001 par value, 6,172 and 0 shares issued and outstanding as of July 3, 2021 and January 2, 2021, respectively	6,172	—
Series G-1 Preferred Stock, 6,500 designated, $0.00001 par value, 1,543 and 0 shares issued and outstanding as of July 3, 2021 and January 3, 2021, respectively	—	—
Contingently redeemable Preferred Stock	6,172	2,080

Stockholders’ Equity (Deficit):
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, $0.00001 par value, 0 and 1,039,380 shares issued and outstanding, as of July 3, 2021 and January 2, 2021, respectively	—	—
Series F Preferred Stock - 4,698 designated, $0.00001 par value, 4,698 and 0 shares issued and outstanding as of July 3, 2021 and January 2, 2021, respectively	—	—
Common stock, $0.00001 par value, 40,000,000 shares authorized; 6,528,038 and 2,803,104 shares issued and outstanding, as of July 3, 2021 and January 2, 2021, respectively	1	1
Additional paid in capital	86,465	73,855
Accumulated other comprehensive income	273	223
Accumulated deficit	(86,019)	(92,179)
Total Stockholders’ Equity (Deficit)	720	(18,100)
Total Liabilities and Stockholders’ Equity (Deficit)	$77,650	$86,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q2 2021	Q2 2020	Q2 2021 YTD	Q2 2020 YTD
Revenue	$50,530	$43,361	$99,481	$102,053

Cost of Revenue, excluding depreciation and amortization stated below	41,511	35,807	82,447	83,851

Gross Profit	9,019	7,554	17,034	18,202

Operating Expenses:
Selling, general and administrative expenses	9,419	8,257	17,348	19,218
Impairment of goodwill	—	—	—	2,969
Depreciation and amortization	703	759	1,434	1,544
Total Operating Expenses	10,122	9,016	18,782	23,731

Loss From Operations	(1,103)	(1,462)	(1,748)	(5,529)

Other Income (Expenses):
Interest expense and amortization of debt discount and deferred financing costs	(1,185)	(2,114)	(2,426)	(4,531)
Re-measurement (loss) gain on intercompany note	(32)	(115)	96	(790)
PPP forgiveness gain	10,105	—	10,105	—
Other (loss) income, net	(4)	(25)	103	(39)
Total Other Income (Expenses), net	8,884	(2,254)	7,878	(5,360)

Income (Loss) Before Benefit from (Provision for) Income Tax	7,781	(3,716)	6,130	(10,889)

Benefit from (Provision for) income taxes	67	(47)	30	129

Net Income (Loss)	7,848	(3,763)	6,160	(10,760)

Dividends - Series A Preferred Stock - related party	—	31	—	62
Dividends - Series E Preferred Stock - related party	74	1,168	319	1,558
Dividends - Series E-1 Preferred Stock - related party	48	185	192	367
Dividends - Series G Preferred Stock - related party	123	—	123	—
Dividends - Series G-1 Preferred Stock - related party	78	—	78	—
Deemed Dividend	1,409	—	1,798	—
Earnings allocated to participating securities	1,261	—	236	—

Net Income (Loss) Attributable to Common Stock Holders	$4,855	$(5,147)	$3,414	$(12,747)

Net Income (Loss) Attributable to Common Stock Holders - Basic	$0.75	$(3.55)	$0.60	$(8.83)
Weighted Average Shares Outstanding – Basic	6,440,917	1,448,211	5,644,044	1,443,702

Earnings allocated to participating securities– Diluted (Footnote 3)	$5,178	$(5,147)	$4,126	$(12,747)

Net Income (Loss) Attributable to Common Stock Holders - Diluted	$0.67	$(3.55)	$0.58	$(8.83)
Weighted Average Shares Outstanding – Diluted	7,774,493	1,448,211	7,108,765	1,443,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(All amounts in thousands)

(UNAUDITED)

	Q2 2021	Q2 2020	Q2 2021 YTD	Q2 2020 YTD
Net Income (Loss)	$7,848	$(3,763)	$6,160	$(10,760)

Other Comprehensive Income
Foreign exchange translation adjustment	58	55	50	513
Comprehensive Income (Loss) Attributable to the Company	$7,906	$(3,708)	$6,210	$(10,247)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total (Deficit)
	Series E-1		Series G-1		Series A		Series E		Series F		Common Stock		capital	income	Deficit	Equity
Balance January 2, 2021	1,363	$—	—	—	1,039,380	$—	11,080	$11	—	$—	2,803,381	$1	$73,844	$223	$(92,179)	$(18,100)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	—	—	77,606	—	335	—	—	335
Series A Preferred Conversion	—	—	—	—	(1,039,380)	—	—	—	—	—	4,504	—	—	—	—	—
Sales of common stock, net	—	—	—	—	—	—	—	—	—	—	3,642,547	—	17,847	—	—	17,847
Sales of Series F Preferred Stock, net	—	—	—	—	—	—	—	—	4,698	—	—	—	4,140	—	—	4,140
Redemption of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(4,908)	(5)	—	—	—	—	(4,903)	—	—	(4,908)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(319)	—	—	(319)
Dividends - Series E-1 Preferred Stock - Related Party	130	—	—	—	—	—	—	—	—	—	—	—	(192)	—	—	(192)
Dividends - Series G Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(123)	—	—	(1237)
Dividends - Series G-1 Preferred Stock - Related Party		—	50	—	—	—	—	—	—	—	—	—	(78)	—	—	(78)
Conversion of Series E Preferred Stock - Related Party to Series G preferred Stock - Related Party	(1,493)	—	1,493	—	—	—	—	—	—	—	—	—	—	—	—	—
Redeemable portion of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(6,172)	(6)	—	—	—	—	(4,086)	—	—	(4,092)
Fair Value Modification - Series E Preferred Stock - Related Party	—	—		—	—	—	—	—	—	—	—	—	389	—	—	389
Series F Preferred Stock – Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	—	—	1,409	—	—	1,409
Deemed Dividend	—	—		—	—	—	—	—	—	—	—	—	(1,798)	—	—	(1,798)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	50	—	50
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,160	6,160
Balance July 3, 2021	—	$—	1,543	$—	—	$—	—	$—	4,698	$—	6,528,038	$1	$86,465	$273	$(86,019)	$720

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total (Deficit)
	Series E-1		Series G-1		Series A		Series E		Series F		Common Stock		capital	income	Deficit	Equity
Balance April 4, 2021	1,466	$—	—	—	—	$—	—	$—	—	$—	$6,528,038	$1	$82,532	$215	$(93,867)	$(11,119)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	—	—	—	—	116	—	—	116
Sales of Series F Preferred Stock, net	—	—	—	—	—	—	—	—	4,698	—	—	—	4,140	—	—	4,140
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(74)	—	—	(74)
Dividends - Series E-1 Preferred Stock - Related Party	27	—	—	—	—	—	—	—	—	—	—	—	(48)	—	—	(48)
Dividends - Series G Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(123)	—	—	(123)
Dividends - Series G-1 Preferred Stock - Related Party	—	—	50	—	—	—	—	—	—	—	—	—	(78)	—	—	(78)
Conversion of Series E Preferred Stock - Related Party to Series G preferred Stock - Related Party	(1,493)	—	1,493	—	—	—	—	—	—	—	—	—	—	—	—	—
Series F Preferred Stock – Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	—	—	1,409	—	—	1,409
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	(1,409)	—	—	(1,409)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—	58
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,848	7,848
Balance July 3, 2021	—	$—	1,543	—	—	$—	—	$—	4,698	$—	6,528,038	$1	$86,465	$273	$(86,019)	$720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series E-1		Series A		Series E		Common Stock		capital	income (loss)	Deficit	Deficit
Balance December 28, 2019	729	$—	1,663,008	$—	13,000	$13	1,464,291	$1	$76,214	$(58)	$(76,537)	$(367)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	3,434	—	339	—	—	339
Sale of common stock, net	—	—	—	—	—	—	83,334	—	324	—	—	324
Dividends - Series A Preferred Stock - Related Party	—	—	(623,628)	—	—	—	2,703	—	—	—	—	—
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(62)	—	—	(62)
Dividends - Series E-1 Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(1,558)	—	—	(1,558)
Dividends - Common Stockholders	324	—	—	—	—	—	—	—	(367)	—	—	(367)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	513	—	513
Net loss	—	—	—	—	—	—	—	—	—	—	(10,760)	(10,760)
Balance June 27, 2020	1,053	$—	1,039,380	$—	13,000	$13	1,553,762	$1	$74,890	$455	$(87,297)	$(11,938)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series E-1		Series A		Series E		Common Stock		capital	income	Deficit	Deficit
Balance March 28, 2020	891	$—	1,039,380	$—	13,000	$13	1,517,928	$1	$76,028	$400	$(83,534)	$(7,092)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	2,500	—	166	—	—	166
Share issuance to Jackson	—	—	—	—	—	—	33,334	—	80	—	—	80
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(31)	—	—	(31)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(1,168)	—	—	(1,168)
Dividends - Series E-1 Preferred Stock - Related Party	162	—	—	—	—	—	—	—	(185)	—	—	(185)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	55	—	55
Net loss	—	—	—	—	—	—	—	—	—	—	(3,763)	(3,763)
Balance June 27, 2020	1,053	$—	1,039,380	$—	13,000	$13	1,553,762	$1	$74,890	$455	$(87,297)	$(11,938)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q2 2021 YTD	Q2 2020 YTD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$6,160	$(10,760)
Adjustments to reconcile net income (loss) income to net cash used in operating activities:
Depreciation and amortization	1,434	1,544
Amortization of debt discount and deferred financing costs	173	357
Bad debt expense	239	—
Goodwill impairment	—	2,969
Right of use assets amortization	591	733
Stock based compensation	335	339
Forgiveness of PPP loan and related accrued interest	(10,105)	—
Re-measurement (gain) loss on intercompany note	(96)	790
Changes in operating assets and liabilities:
Accounts receivable	(2,970)	(1,516)
Prepaid expenses and other current assets	(42)	(672)
Other assets	(610)	544
Accounts payable and accrued expenses	1,270	812
Interest payable - related party	536	(1,129)
Other current liabilities	(15)	151
Other long-term liabilities and other	(133)	497
NET CASH USED IN OPERATING ACTIVITIES	(3,233)	(5,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	(178)
Collection of UK factoring facility deferred purchase price	3,382	5,098
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,372	4,920

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	(2,136)	—
Repayment of term loan – related party	(17,935)	(164)
Proceeds from term loan	—	1,234
Proceeds from term loan – Related Party	130	—
Repayment of term loan	(634)	(2,538)
Proceeds from PPP loans	—	19,395
Repayments on accounts receivable financing, net	(5,860)	(4,322)
Dividends paid to related parties	(591)	(552)
Redemption of Series E preferred stock, related party	(4,908)	—
Proceeds from sale of common stock	19,670	—
Proceeds from sale of Series F preferred stock	4,698	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,566)	13,053

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(7,427)	12,632

Effect of exchange rates on cash	19	3

CASH AND RESTRICTED CASH - Beginning of period	10,336	1,196

CASH AND RESTRICTED CASH - End of period	$2,928	$13,831

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

The Company effected a one-for-six reverse stock split on June 30, 2021 (the “Reverse Stock Split”). All share and per share information in these consolidated financial statements has been retroactively adjusted to reflect the Reverse Stock Split.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 2, 2021 which are included in the Company’s January 2, 2021 Form 10-K (“Fiscal 2020”), filed with the United States Securities and Exchange Commission on April 16, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended July 3, 2021 are not necessarily indicative of results for the entire year end. This report is for the period January 3, 2021 to July 3, 2021 (“Q2 2021 YTD”) and December 29, 2019 to June 27, 2020 (“Q2 2020 YTD”). The Company uses a 4-4-5 calendar month which only has 364 days and as such an extra week would need to be added every few years. In October of 2020, the Company’s board of directors (the “Board”) approved the addition of such an extra week to last year’s fiscal year end resulting in the last year ended on January 2, 2021.

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. As shown in the accompanying financial statements as of the quarter ended July 3, 2021, the Company has an accumulated deficit of $86,019 and a working capital deficit of $20,509. At July 3, 2021, we had total gross debt of $26,958 and total cash of $2,928 of which $2,080 was restricted and $848 was unrestricted. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

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

Further, the Second Amended and Restated 12% Senior Secured Note, due September 30, 2022 (the “Jackson Note”) that the Company issued on October 26, 2020 to Jackson Investment Group LLC (“Jackson”) pursuant to that certain Second Amended and Restated Note Purchase Agreement, dated October 26, 2020, among the Company, certain of its subsidiaries and Jackson (the “Amended Note Purchase Agreement”), and the Company’s accounts receivable financing facility with MidCap Funding X Trust (“MidCap”) include certain customary financial covenants and the Company has had instances of non-compliance, including the current quarter ended July 3, 2021. Management has historically been able to obtain from Jackson and MidCap waivers of any non-compliance, including the current quarter ended July 3, 2021 and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson and MidCap refuse to provide a waiver in the future, the outstanding debt under the Amended Note Purchase Agreement, the Jackson Note and the MidCap accounts receivable financing facility could become due immediately, which exceeds our current cash balance.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On February 12, 2021, the Company closed an offering (the “February 2021 Offering”) of 3,475,200 shares of common stock and pre-funded warrants to purchase up to 167,347 shares of common stock (the “Pre-funded Warrants”). The Pre-funded Warrants were sold at $5.40 per Pre-funded Warrant. The Pre-funded Warrants were exercised immediately upon issuance, whereupon 167,347 shares of common stock were issued on February 12, 2021.

The net proceeds to the Company from the February 2021 Offering were approximately $18,100, after deducting placement agent fees and estimated offering expenses totaling $1,596 payable by the Company. The Company also incurred professional fees related to the February 2021 Offering totaling $227.

Prior to the exchange of the Company’s Series E Preferred Stock (as defined herein) for newly issued Series G Preferred Stock (as defined herein), consummated on May 6, 2021, the Company was required to use the proceeds of any sales of equity securities, including the securities offered in the February 2021 Offering, exclusively to redeem any outstanding shares of the Company’s Series E Preferred Stock, subject to certain limitations. On February 5, 2021, the Company received a Limited Consent and Waiver from Jackson (the “Limited Consent”), the sole holder of the Company’s outstanding shares of Series E Convertible Preferred Stock, to use approximately (i) 75% of the net proceeds from the February 2021 Offering to redeem a portion of the Jackson Note, which had an outstanding principal amount of $32,710 as of February 9, 2021, and (ii) 25% of the net proceeds from the February 2021 Offering to redeem a portion of the Company’s Series E Preferred Stock. Pursuant to the Limited Consent, upon closing of the February 2021 Offering, the Company redeemed a portion of the Jackson Note with an outstanding principal amount of $13,556 and redeemed 4,518 shares of the Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock”). Following the redemption of the portion of the Jackson Note and the Series E Convertible Preferred Stock, the Jackson Note balance was $19,154 and the Company had 6,172 shares of Series E Convertible Preferred Stock outstanding with an aggregate stated value of $6,172.

On April 21, 2021, the Company entered into a securities purchase agreement (the “April 2021 Purchase Agreement”) with certain institutional and accredited investors for the issuance and sale of an aggregate of 4,698 shares of Series F Convertible Preferred Stock at a price of $1,000 per share (the “Series F Preferred Stock”) and warrants (the “April 2021 Warrants”) to purchase up to an aggregate of 1,304,901 shares of common stock, at an exercise price of $3.60 per share (the “April 2021 Private Placement”). The April 2021 Warrants are exercisable six months following the closing of the April 2021 Private Placement and will expire five years following the date that the April 2021 Warrants first become exercisable.

The Series F Preferred Stock is convertible into an aggregate of approximately 1,304,901 shares of common stock at a conversion price of $3.60 per share, subject to certain ownership limitations, upon the Company amending its certificate of incorporation to effect a reverse split within a range of 2-into-1 to up to 20-into-1 to be determined by the Board. On June 30, 2021, the Company effectuated the Reverse Stock Split.

The net proceeds to the Company from the April 2021 Private Placement were approximately $4,200, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used approximately $3,200 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of $19,154 immediately prior to such redemption. In addition, the Company used $1,000 of the net proceeds for working capital purposes.

On July 20, 2021, the Company entered into a securities purchase agreement (the “July 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the July 2021 Purchase Agreement, the Company agreed to sell in a registered direct offering, 2,199,132 shares of the Company’s common stock, $0.00001 par value per share, to the purchasers at an offering price of $3.45 per share and associated warrant (the “July 2021 Registered Direct Offering”). Pursuant to the July 2021 Purchase Agreement, in a concurrent private placement (the “July 2021 Private Placement” and, together with the July 2021 Registered Direct Offering, the “July 2021 Offerings”), the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 1,099,566 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the July 2021 Registered Direct Offering (the “July 2021 Warrants”). The July 2021 Warrants are exercisable at an exercise price of $3.80 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds to the Company from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used $5,000 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of approximately $21,700 immediately prior to such redemption. In addition, the Company used approximately $1,700 of the net proceeds for working capital purposes.

On August 9, 2021, the Company entered into a securities purchase agreement (the “August 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the August 2021 Purchase Agreement, the Company agreed to sell in a registered direct offering, 1,383,162 shares of the Company’s common stock, $0.00001 par value per share, to the purchasers at an offering price of $2.64 per share and associated warrant (the “August 2021 Registered Direct Offering”). Pursuant to the August 2021 Purchase Agreement, in a concurrent private placement (the “August 2021 Private Placement” and, together with the August 2021 Registered Direct Offering, the “August 2021 Offerings”), the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 691,581 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the August 2021 Registered Direct Offering (the “August 2021 Warrants”). The August 2021 Warrants are exercisable at an exercise price of $2.58 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds to the Company from the August 2021 Offerings were approximately $3,281, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used $3,281 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of approximately $16,731 immediately prior to such redemption.

Going concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company’s debt obligations and certain unsecured payments associated with historical acquisitions are due in the next 12 months, and the Company’s debt obligations with Jackson and MidCap may become due on demand due to certain covenant violations discussed above, which are in excess of cash on hand. Lastly, as of July 3, 2021, the Company had short term debt obligations amounting to $9,395 from loans received under the Payroll Protection Plan, for which since the Company received forgiveness in full on July 14, 2021. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time.

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

Divesture of Business

On September 24, 2020, the Company and Staffing 360 Georgia, LLC d/b/a firstPRO, a wholly-owned subsidiary of the Company (the “Seller”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with firstPRO Recruitment, LLC (the “Buyer”), pursuant to which the Seller sold to the Buyer substantially all of the Seller’s assets used in or related to the operation or conduct of its professional staffing and recruiting business in Georgia (the “Assets,” and such sale, the “firstPRO Transaction”). The majority owner of the Buyer was a former employee of Staffing 360 Georgia, LLC d/b/a firstPRO.

In addition, the Buyer agreed to assume certain liabilities related to the Assets. The purchase price in connection with the firstPRO Transaction was $3,300, of which (a) $1,220 was paid at closing (the “Initial Payment”) and (b) $2,080 was held in a separate escrow account (the “Escrow Funds”), which will be released upon receipt of the forgiveness of the Company’s Paycheck Protection Program loans (the “PPP Loans”) by the U.S. Small Business Administration (the “SBA”). In the event that all or any portion of the PPP Loans is not forgiven by the SBA, all or portion of the Escrow Funds will be used to repay any unforgiven portion of the PPP Loans in full. The firstPRO Transaction closed on September 24, 2020. The consideration of $2,080 is presented as cash in escrow in the Company’s consolidated balance sheet as of July 3, 2021 and January 2, 2021 due to the escrow arrangement and restrictions set forth by Jackson. In September 2020, the Company submitted the PPP Loan forgiveness applications to the SBA. All of the PPP Loans have been approved for forgiveness and on July 22, 2021 the Escrow Funds were used to redeem a portion of the Jackson Note.

The Asset Purchase Agreement contains non-competition and non-solicitation provisions customary for agreements of this type. In addition, under the terms of the Asset Purchase Agreement, the Company has agreed to indemnify the Buyer against certain liabilities, subject to certain conditions and limitations as set forth in the Asset Purchase Agreement.

In connection with execution of the Asset Purchase Agreement, the Company and certain of its subsidiaries entered into a Consent Agreement (the “Consent”) with Jackson, a noteholder under our Amended and Restated Note Purchase Agreement, dated September 15, 2017. Under the terms of the Consent and the Certificate of Designation of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”), in consideration for Jackson’s consent to the firstPro Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock subsequent to September 26, 2020, and the Escrow Funds, were agreed to be used to redeem a portion of the Series E Preferred Stock. On September 28, 2020, the Company redeemed 1,300 shares of Series E Convertible Preferred Stock for $1,300 and on July 22, 2021, after conversion of the Series G Preferred Stock to a new 12% Senior Secured Note, the Company redeemed $2,080 of the outstanding note with the Escrow Funds.

To induce the Buyer to enter into the Asset Purchase Agreement, the Company also entered into a Transition Services Agreement with the Buyer, pursuant to which each party agreed to provide certain transition services such as payrolling through to year end 2020 to minimize any disruption to the businesses of the Seller and the Buyer arising from the firstPro Transaction.

COVID-19

The full impact of the COVID-19 pandemic continues to evolve as of the date of this quarterly report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to generate revenues. Given the daily evolution of the COVID-19 pandemic, including new information which may emerge concerning the severity of COVID-19 and the global responses to curb its spread and to treat its impact, the Company is not able to estimate the duration of the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity beyond fiscal year 2021, however the Company continues to take action to reduce the negative effects of the COVID-19 pandemic on its operations through various cost cutting initiatives including reductions to support personnel, temporary salary reductions, and elimination of other non-essential spend. Should the impact from the pandemic go on for an extended period of time, management has developed further plans to partially mitigate the impact of the pandemic.

On March 27, 2020, the U.S. President signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

On May 12, 2020, Monroe Staffing Services, LLC (“Monroe”), an indirect subsidiary of the Company, entered into a note (the “May 12 Note”) with Newton Federal Bank (the “Bank”), pursuant to the PPP of the CARES Act administered by the SBA. The principal amount of the May 12 Note is $10,000.

In accordance with the requirements of the CARES Act, the Company and Monroe (collectively, the “May 12 Note Borrowers”) used the proceeds from the May 12 Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the May 12 Note at the rate of 1.00% per annum. The May 12 Note Borrowers applied for forgiveness of the amount due under the May 12 Note, in an amount equal to the sum of qualified expenses under the PPP. The May 12 Note Borrowers used the entire proceeds under the May 12 Note for such qualifying expenses.

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

On May 25, 2021, the Company was notified by its lender, Affinity Bank, that the May 12 Note, in the amount of $10,000 of principal and $105 in interest, was forgiven in its entirety by the SBA.

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

Subject to any forgiveness under the PPP, each of the May 20 Notes mature two years following the date of issuance of the May 20 Notes and included a period for the first ten months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers are required to make 14 monthly payments of principal and interest. Based upon these payment terms, as of July 3, 2021, the Company recognized $9,395 of the PPP Loans as a short-term obligation and $0 as non-current. The May 20 Notes may be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On July 14, 2021, the Company was notified by its lender, Affinity Bank, that the May 20 Notes for the Company’s subsidiaries KRI, LH and SG, in the amounts of $5,443, $1,890 and $2,063, respectively, in principal and $63, $22 and $24, respectively, in interest, were forgiven in their entirety by the SBA.

Effective March 27, 2020, the Company is deferring Federal Insurance Contributions Act taxes under the CARES Act section 2302. Payment of these tax deferrals of $2,473 and $2,473 are delayed to December 31, 2021 and December 31, 2022, respectively and are recorded as other current liabilities and other long-term liabilities, respectively.

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

The Company recognized an impairment with respect to its firstPro reporting unit of $2,969 during the quarter ended June 27, 2020. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

No impairments to goodwill were recognized during the period ended July 3, 2021. In assessing potential impairment to goodwill, management has made assumptions regarding partial recovery from the COVID-19 pandemic in 2021 and 2022. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated, while failing to achieve growth in future periods as a result of the prolonged impact of COVID-19 pandemic, an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of the reporting units, market declines, changes in discount rates or other conditions could result in a material impairment in the future.

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

The Company has two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Q2 2021 YTD was comprised of $97,106 of temporary contractor revenue and $2,375 of permanent placement revenue, compared with $97,974 and $4,079 in Q2 2020 YTD, respectively. Refer to Note 10 for further details on breakdown by segments.

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

The effective income tax rate was 0.86%, (1.26%), 0.49% and 1.15% for the period ending Q2 2021, Q2 2020, Q2 2021 YTD and Q2 2020 YTD, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement (loss) gain of $(32), $(115), $96 and ($790) in Q2 2021, Q2 2020, Q2 2021 YTD and Q2 2020 YTD, associated with its U.S dollar denominated intercompany note.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model, known as the current expected credit loss model (the “CECL model”), that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. The Company will adopt the guidance when it becomes effective.

NOTE 3 – INCOME (LOSS) PER COMMON SHARE

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective participation rights in undistributed earnings.

Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding. The Company’s Series F convertible preferred stock, which is convertible into shares of the Company’s common stock at any time and from time to time from and after the issue date, and the Company’s Series F warrants, are classified as participating securities in accordance with ASC 260. Net income allocated to the holders of Series F convertible preferred stock and Series F warrants is calculated based on the shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and Series G and G-1 Preferred Stock using the if-converted method. Stock options and warrants that are out-of-the-money are not included in the denominator for the calculation diluted EPS. Under the two-class method of calculating diluted earnings per share, net income is reallocated to common stock, the Series F Preferred stock, the Series F warrants, and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed. In the computation of diluted earnings per share, the if-converted method for the Series F Preferred Stock resulted in a more dilutive earnings per share than the two-class method. As such, the if-converted method was utilized for the calculation of diluted EPS.

On June 30, 2021, the Company effected a one-for-six reverse stock split. As required in accordance with GAAP, all share and earnings per share information noted below have been retroactively adjusted to reflect the reverse stock split.

The following table sets forth the components used in the computation of basic and diluted income per share:

	Q2 2021	Q2 2020	Q2 2021 YTD	Q2 2020 YTD
Numerator:
Net Income (Loss)	$7,848	$(3,763)	$6,160	$(10,760)
Less: Dividends paid to Series A preferred shareholders	-	(31)	-	(62)
Less: Dividends paid to Series E, E-1, G, G-1 preferred shareholders	(323)	(1,353)	(712)	(1,925)
Less: Deemed dividend	(1,409)	-	(1,798)	-
Less: Net income allocated to participating equity	(1,261)	-	(236)	-
Net income (loss) available to common shareholders for basic earnings per share	4,855	(5,147)	3,414	(12,747)
Effect of dilutive securities:
Add: Dividends paid to Series E, E-1, G, G-1 preferred shareholders	323		712
Net income (loss) available to common and preferred shareholders for diluted earnings per share	$5,178		$4,126

Denominator:
Weighted average basic common shares outstanding	6,440,917	1,448,211	5,644,044	1,443,702
Weighted average additional common shares outstanding if preferred shares converted to common shares (if dilutive)	1,298,381	—	1,429,526	—
Total weighted average common shares outstanding if preferred shares converted to common shares	7,739,298	1,448,211	7,073,570	1,443,702
Effect of dilutive securities:
Restricted shares	35,195		35,195
Weighted average diluted shares outstanding	7,774,493		7,108,765

Income per common share:
Basic	$0.75	$(3.55)	$0.60	$(8.83)
Diluted	$0.67	$(3.55)	$0.58	$(8.83)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 4 – ACCOUNTS RECEIVABLE BASED FINANCING FACILITIES

HSBC Invoice Finance (UK) Ltd – New Facility

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500.) The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

On June 28, 2018, Clement May Limited (“CML”), the Company’s new subsidiary, entered into a new agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBS Butler, Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. The new Connected Client APDs carry an aggregate facility limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days. In July 2019, the aggregate facility limit was extended to £22,500 across all Borrowers.

Under ASU 2016-16, “Statement of Cash Flows” (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

MidCap Funding Trust

Prior to September 15, 2017, certain U.S. subsidiaries of the Company were parties to a $25,000 revolving loan facility with MidCap, with the option to increase the amount by an additional $25,000, with a maturity of April 8, 2019.

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including covenants to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect its intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of its organizational documents. The Company is not in compliance with its July 3, 2021 covenants and received a waiver from Midcap.

The balance of the MidCap Facility as of July 3, 2021 and January 2, 2021 was $8,960 and $14,842, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 5 – GOODWILL

The following table provides a roll forward of goodwill:

	July 3, 2021	January 2, 2021
Beginning balance, net	$27,045	$31,049
Accumulated impairment losses	-	(2,969)
Disposition of business	-	(1,577)
Currency translation	119	542
Ending balance, net	$27,164	$27,045

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

During the year ended January 2, 2021 the Company changed its measurement date from the first day of the fiscal fourth quarter to the last day of the fiscal year No impairments to goodwill were recognized during the period ended July 3, 2021.

NOTE 6 – DEBT

	July 3, 2021	January 2, 2021
Jackson Investment Group - related party	$16,077	$33,880
PPP Loans	9,395	19,395
HSBC Term Loan	1,486	2,094
Total Debt, Gross	26,958	55,369
Less: Debt Discount and Deferred Financing Costs	(412)	(559)
Total Debt, Net	26,546	54,810
Less: Non Current Portion	(16,242)	(39,943)
Total Current Debt, Net	$10,304	$14,867

Jackson Debt

On October 26, 2020, the Company, certain of its subsidiaries and Jackson entered into the Amended Note Purchase Agreement and the Jackson Note, which amended and restated the Existing Note Purchase Agreement. The Amended Note Purchase Agreement refinanced an aggregate of approximately $35,700 of debt provided by Jackson, extending the maturity to September 30, 2022. In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $488. The Company accounted for the Amended Note Purchase Agreement as a modification of the debt. Accordingly, fees totaling $488 paid to Jackson as well as the modification of 150,918 warrants from a strike price of $9.96 to $6.00 and the extension of the warrant expiration date of January 26, 2024 to January 26, 2026, resulting in a fair value adjustment of $126, were recorded as additional debt discount which will be amortized over the term of the Jackson Note using the effective interest method.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Under the terms of the Amended Note Purchase Agreement and the Jackson Note, the Company is required to pay interest on the debt at a per annum rate of 12%. The interest is payable monthly in cash; provided that, the Company may elect to pay up to 50% of monthly interest in-kind (“PIK Interest”) by adding such PIK Interest to the outstanding principal balance of the Jackson Note. For any month that the Company elects to pay interest in-kind, the Company is required to pay Jackson a fee in shares of our common stock (“PIK Fee Shares”) in an amount equal to $25 divided by the average closing price, as reported by The Nasdaq Capital Market (“Nasdaq”), of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $3.00, or is otherwise undeterminable because such shares of common stock are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $3.00, and if such average closing price is greater than $21.00, then the average closing price for these purposes shall be deemed to be $21.00. For the period of November 2020 through and including March 2021, each monthly interest amount due and payable was reduced by $166, and for the period commencing April 2021 through and including September 2021, each monthly interest amount due and payable shall be increased by $166.

Under the terms of the Amended Note Purchase Agreement, the Company was required to make a mandatory prepayment of the principal amount of the Jackson Note of not less than $3,000 no later than January 31, 2021. Payments were made in December 2020 and January 2021 totaling $3,029 in full satisfaction of the mandatory prepayment.

On January 4, 2021, the Company used $1,558 in net proceeds from a securities purchase agreement dated December 30, 2020 and redeemed $1,168 of the Jackson Note with an outstanding principal amount of $33,878 and redeemed 390 shares of the Series E Convertible Preferred Stock with an aggregate value of $390. Following the redemption of the portion of the Jackson Note and Series E Convertible Preferred Stock, the Jackson Note balance was $32,710 and the Company had 10,690 shares of Series E Convertible Preferred Stock outstanding with an aggregate stated value of $10,690.

On February 5, 2021, the Company received the Limited Consent from Jackson, the sole holder of the Company’s outstanding shares of Series E Convertible Preferred Stock, to use approximately (i) 75% of the net proceeds from the February 2021 Offering to redeem a portion of the Jackson Note, which had an outstanding principal amount of $32,710 as of February 9, 2021, and (ii) 25% of the net proceeds from the February 2021 Offering to redeem a portion of the Company’s Series E Convertible Preferred Stock. Pursuant to the Limited Consent, upon closing of the February 2021 Offering, the Company redeemed a portion of the Jackson Note with an outstanding principal amount of $13,556 and redeemed 4,518 shares of the Series E Convertible Preferred Stock.

On April 21, 2021, the Company entered into the April 2021 Purchase Agreement. The net proceeds to the Company were approximately $4,200, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used $3,200 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of $19,154 immediately prior to such redemption.

The entire outstanding principal balance of the Jackson Note shall be due and payable on September 30, 2022. The debt represented by the Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017.

The Amended Note Purchase Agreement includes certain customary financial covenants, including a leverage ratio covenant and a minimum adjusted EBITDA covenant. Delivery of financial covenants commenced with the fiscal month ending March 2021. The Company is not in compliance with its July 3, 2021 covenants and received a waiver from Jackson.

PPP Loans

On May 12, 2020, Monroe, an indirect subsidiary of the Company, entered into the May 12 Note with the Bank, pursuant to the PPP of the CARES Act administered by the SBA. The principal amount of the May 12 Note was $10,000.

In accordance with the requirements of the CARES Act, the May 12 Note Borrowers used the proceeds from the May 12 Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the May 12 Note at the rate of 1.00% per annum. The May 12 Note Borrowers applied for forgiveness of the amount due under the May 12 Note, in an amount equal to the sum of qualified expenses under the PPP. The May 12 Note Borrowers used the entire proceeds under the May 12 Note for such qualifying expenses.

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

On May 25, 2021, the Company was notified by its lender, Affinity Bank, that the May 12 Note, in the amount of $10,000 of principal and $105 in interest, was forgiven in its entirety by the SBA. The Company recorded the forgiveness of $10,000 of principal and $105 in interest in the Statements of Operations as other income.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On May 20, 2020, each of KRI, LH and SG, each a wholly owned direct or indirect subsidiary of the Company, entered into the borrowing agreements with the Bank pursuant to the PPP, each evidenced by a note dated May 20, 2020 (as previously defined, the KRI Note, the LH Note and the SG Note, respectively. The combined aggregate principal amount of the indebtedness represented by the May 20 Notes was $9,395.

In accordance with the requirements of the CARES Act, the May 20 Note Borrowers used the proceeds from the May 20 Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on each of the May 20 Notes at the rate of 1.00% per annum. The May 20 Note Borrowers may apply for forgiveness of the amount due under the May 20 Notes, in an amount equal to the sum of qualified expenses under the PPP. The May 20 Note Borrowers used the entire proceeds under the May 20 Notes for such qualifying expenses.

Each of the May 20 Notes matures two years following the date of issuance of the May 20 Notes and included a period for the first ten months during which time required payments of interest and principal were deferred. Beginning in the eleventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers are required to make 14 monthly payments of principal and interest. Based upon these payment terms the Company has recognized $9,395 of the PPP loan as a short-term obligation and $0 as long term as of July 3, 2021. The May 20 Notes may be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the May 20 Note Borrowers, and certain material effects on the May 20 Note Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

On July 14, 2021, the Company was notified by its lender, Affinity Bank, that the May 20 Notes for the Company’s subsidiaries KRI, LH and SG, in the amounts of $5,443, $1,890 and $2,063, respectively, in principal and $63, $22 and $24, respectively, in interest, were forgiven in their entirety by the SBA.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Debt Exchange Agreement

On November 15, 2018 the Company, entered into a Debt Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange $13,000 (the “Exchange Amount”) of indebtedness of the Company held by Jackson in exchange for 13,000 shares of Series E Preferred Stock, par value $0.00001 per share.

The Series E Preferred Stock ranked senior to the Company’s common stock and any other series or classes of preferred stock issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution. Each share of Series E Preferred Stock was initially convertible into 561 shares of common stock of the Company at any time after October 31, 2020 or the occurrence of a Preferred Default (as defined in the Certificate of Designation for the Series E Preferred Stock (the “Series E Certificate of Designation”)). A holder of Series E Preferred Stock was not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into the Company’s common stock. Series E Preferred Stock was redeemable by the Company at any time at a price per share equal to the stated value ($1,000 per share) plus all accrued and unpaid dividends thereon.

The Series E Preferred Stock carried quarterly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance and (ii) 17% after the occurrence of a Preferred Default, and (b) a dividend payable in shares of Series E-1 Convertible Preferred Stock (the “Series E-1 Convertible Preferred Stock” and, collectively with the Series E Convertible Preferred Stock, the “Series E Preferred Stock”). The shares of Series E-1 Convertible Preferred Stock had all the same terms, preferences and characteristics as the Series E Preferred Stock (including, without limitation, the right to receive cash dividends), except (i) Series E-1 Convertible Preferred Stock were mandatorily redeemable by the Company within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or November 15, 2020, for a cash payment equal to the Liquidation Value (as defined in the Series E Certificate of Designation) plus any accrued and unpaid dividends thereon, (ii) each share of Series E-1 Convertible Preferred Stock was initially convertible into 101 shares of the Company’s common stock, and (iii) Series E-1 Convertible Preferred Stock could be cancelled and extinguished by the Company if all shares of Series E Convertible Preferred Stock are redeemed by the Company on or prior to October 31, 2020.

On October 26, 2020, in connection with the entry into the Amended Note Purchase Agreement, the Company filed with the Secretary of State of the State of Delaware the second Certificate of Amendment (the “Amendment”) to the Series E Certificate of Designation. Under the amended terms, holders of Series E Preferred Stock were entitled to monthly cash dividends on Series E Preferred Stock at a per annum rate of 12%. At the Company’s option, up to 50% of the cash dividend on the Series E Convertible Preferred Stock could be paid in kind by adding such 50% portion to the outstanding liquidation value of the Series E Convertible Preferred Stock (the “PIK Dividend Payment”), commencing on October 26, 2020 and ending on October 25, 2020. If the PIK Dividend Payment was elected, a holder of Series E Preferred Stock was entitled to additional fee to be paid in shares of our common stock an amount equal to $10,000 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price was less than $3.50, or was otherwise undeterminable because such shares were no longer publicly traded or the closing price was no longer reported by Nasdaq, then the average closing price for these purposes was to be deemed to be $3.50, and if such average closing price were greater than $21.00 then the average closing price for these purposes would be deemed to be $21.00. Dividends on the Series E-1 Convertible Preferred Stock could only be paid in cash. If the Company failed to make dividend payments on the Series E Convertible Preferred Stock, it would be an event of default under the Amended Note Purchase Agreement.

Under the terms of the Amendment, shares of Series E-1 Convertible Preferred Stock were convertible into common stock at a conversion rate equal to the liquidation value of each share of Series E-1 Convertible Preferred Stock divided by $6.00 per share commencing October 31, 2020. Each share of Series E-1 Convertible Preferred Stock had a liquidation value of $1,000 per share. The shares of Series E Convertible Preferred Stock were also convertible into shares of common stock after October 31, 2022. The conversion rate for the Series E Convertible Preferred Stock was equal to the liquidation value of each share of Series E Convertible Preferred Stock divided by $6.00 per share. Each share of Series E Convertible Preferred Stock had a liquidation value of $1,000 per share. The Amendment resulted in the original conversion price of $10.68 and $9.96 of the Series E Convertible Preferred Stock and E-1 Convertible Preferred Stock, respectively, being reduced to $6.00 for both instruments.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company accounted for the Amendment as a modification to the Series E and E-1 Preferred Stock. The change in fair value as a result of the modification amounted to $410 and was recognized as a deemed dividend as of the fiscal year ended January 2, 2021. Further, the Company recognized a beneficial conversion feature (BCF) of $4,280 as a result of the decrease in the conversion price to $6.00 in comparison to the Company’s stock price on the date of the Amendment. The BCF was recognized as a deemed dividend. As the Company lacked retained earnings at the time of determination, the deemed dividend was recorded as a reduction in additional paid-in capital resulting in a net impact to additional paid-in capital of $0.

Under the terms of the Consent and the Series E Certificate of Designation, in consideration for Jackson’s consent to the firstPRO Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock, and the Escrow Funds, subject to the forgiveness of PPP Loan, were agreed to be used to redeem a portion of the Series E Preferred Stock. As this provision results in a contingent redemption feature, approximately $2,100 of the Series E Preferred Stock was reclassified to mezzanine equity during the year ended January 2, 2021. On July 22, 2021, after conversion of the Series G Preferred Stock to a new 12% Senior Secured Note, the Company redeemed $2,080 of the Jackson Note using the Escrow Funds.

Lastly, under the terms of the Limited Consent and Waiver with Jackson dated February 5, 2021, it was agreed that to the extent that any of the PPP Loans are forgiven after the February 2021 Offering, Jackson may convert the Series E Convertible Preferred Stock and Series E-1 Convertible Preferred Stock that remains outstanding into a secured note that is substantially similar to the Jackson Note. As this provision results in a contingent redemption feature, approximately $4,100 of the Series E Preferred Stock that remains outstanding as of July 3, 2021 was reclassified to mezzanine equity. The Company assessed the fair value of the instrument just before and after this modification and recorded a deemed dividend totaling $389 upon remeasurement of the Series E Preferred Stock.

Series G Preferred Stock – Related Party

On May 6, 2021, the Company, entered into an Exchange Agreement with Jackson (the “Exchange Agreement”), pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock and 1,493 shares of the Series E-1 Convertible Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Convertible Preferred Stock and Series G-1 Convertible Preferred Stock, respectively (collectively, the “Series G Preferred Stock” and the transaction, the “Exchange”). The Series G Preferred Stock is subject to the same terms stated in the Limited Waiver, as defined herein and described in Note 8.

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

The Series G Preferred Stock shall vote on an “as converted” basis on all matters submitted to the holders of common stock for approval. As of July 3, 2021, 6,172,000 shares and 1,543,000 shares of common stock were issuable upon the potential conversion of Series G Preferred Stock and Series G-1 Preferred Stock, respectively. Due to the contingent nature of the redemption features present within the Series G and G-1 Preferred Stock, as of July 3, 2021, the Company classified the shares as mezzanine equity and accrued expenses - related party on the consolidated balance sheets, respectively.

HSBC Loan

On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000.

NOTE 7 – LEASES

As of July 3, 2021 and June 27, 2020, as a result of the adoption of ASC 842, the Company recorded a right of use (“ROU”) lease asset of approximately $3,250 with a corresponding lease liability of approximately $3,219 and ROU of approximately $4,173 with a corresponding lease liability of approximately $4,221, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Quantitative information regarding the Company’s leases for the period ended July 3, 2021 is as follows:

Lease Cost	Classification	Q2 2021 YTD
Operating lease cost	SG&A Expenses	943

Other information
Weighted average remaining lease term (years)	4.5
Weighted average discount rate	6.3%

Future Lease Payments
2021	$707
2022	935
2023	544
2024	368
2025	327
Thereafter	842
$3,723
Less: Imputed Interest	504
3,219

Leases - Current	1,219
Leases - Non Current	2,000

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

NOTE 8 – EQUITY

Common Stock

The Company issued the following shares of common stock during the six-month period ended July 3, 2021:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Equity Raise	3,642,547	$19,670	$5.40	$5.40
Preferred Series A Conversion	4,504	-	-	-
Employees	50,834	275	$5.40	$5.40
Board and Committee members	936	5	5.16	5.16
Long-term incentive plan	25,834	133	5.16	5.16
	3,724,655	$20,083

The Company issued the following shares of common stock during the six-month period ended June 27, 2020:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Jackson Investment Group	83,334	$4,914	$2.16	$5.52
Preferred Series A Conversion	2,703	9	-	-
Consultants	2,500		7.32	7.32
Board and Committee members	936	19	5.10	5.10
	89,473	$4,942

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Reverse Stock Split

The Company effected a one-for-six reverse stock split on June 30, 2021 (the “Reverse Stock Split”). All share and per share information in these consolidated financial statements has been retroactively adjusted to reflect the Reverse Stock Split

February 2021 Public Offering

On February 9, 2021, the Company announced the pricing of a public offering of an aggregate of 3,642,547 shares of its common stock at a public offering price of $5.40 per share. The February 2021 Offering was made pursuant to the Company’s registration statement on Form S-1 initially filed on January 13, 2021, as subsequently amended and declared effective on February 9, 2021. The February 2021 Offering was made only by means of a prospectus forming a part of the effective registration statement.

The February 2021 Offering closed on February 12, 2021. In the February 2021 Offering, the Company issued 3,475,200 shares of common stock and pre-funded warrants to purchase up to 167,347 shares of common stock, at an exercise price of $0.0001 per share. The Pre-funded Warrants were sold at $5.40 per Pre-funded Warrant. The Pre-funded Warrants were immediately exercisable and could be exercised at any time after their original issuance until such Pre-funded Warrants were exercised in full. The Pre-funded Warrants were exercised immediately upon issuance, and 167,347 shares of common stock were issued on February 12, 2021.

The net proceeds to the Company from the February 2021 Offering were approximately $18,100, after deducting placement agent fees and estimated offering expenses payable by the Company. Prior to the exchange of the Company’s Series E Preferred Stock for Series G Preferred Stock, consummated on May 6, 2021, the Company was required to use the proceeds of any sales of equity securities, including the securities offered in the February 2021 Offering, exclusively to redeem any outstanding shares of the Company’s Series E Preferred Stock, subject to certain limitations. Pursuant to the Limited Consent, the Company was permitted to use approximately (i) 75% of the net proceeds from the February 2021 Offering to redeem a portion of the outstanding Jackson Note and to use (ii) 25% of the net proceeds from the February 2021 Offering to redeem a portion of the Company’s Series E Preferred Stock, and upon closing of the February 2021 Offering, the Company redeemed a portion of the Jackson Note and redeemed 4,518 shares of the Series E Convertible Preferred Stock. Following the redemption of the Series E Convertible Preferred Stock, the Company has 6,172 shares of Series E Convertible Preferred Stock outstanding with an aggregate stated value of $6,172.

Prior to the February 2021 Offering, the Company entered the Limited Consent with Jackson, whereby, among other things, Jackson agreed that we may use 75% of the proceeds from the February 2021 Offering to redeem a portion of the Jackson Note, which at the time had an outstanding principal amount of $32,710, and 25% of the net proceeds from the Offering to redeem a portion of our Series E Convertible Preferred Stock, notwithstanding certain provisions of the Series E Certificate of Designation that would have required us to use all the proceeds from the Offering to redeem the Series E Convertible Preferred Stock. In addition, the Company also agreed in the Limited Consent to additional limits on our ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap. The Company also agreed that to the extent that any of our PPP Loans are forgiven after the Offering, Jackson may convert the Series E Convertible Preferred Stock and Series E-1 Convertible Preferred Stock that remains outstanding into a secured note that is substantially similar to the Jackson Note. On April 8, 2021, the Limited Consent was extended to June 17, 2021.

On February 5, 2021, the Company also entered into a Limited Waiver and Agreement with Jackson (the “Limited Waiver”), whereby Jackson agreed that it would not convert any shares of the Series E Convertible Preferred Stock or Series E-1 Convertible Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the Offering. Jackson also waived any event of default under the Series E Certificate of Designation and the Jackson Note that would have resulted from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Series E Convertible Preferred Stock and the exercise of Jackson’s warrants. On April 8, 2021, the Limited Waiver was extended to June 17, 2021, and on May 6, 2021 the Limited Waiver was extended to June 30, 2021. The limited waiver was not extended further because the Company effected a Reverse Stock Split on June 30, 2021.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

April 2021 Private Placement

On April 21, 2021, the Company entered into the April 2021 Purchase Agreement with certain institutional and accredited investors for the issuance and sale of an aggregate of 4,698 shares of Series F Preferred Stock at a price of $1,000 per share and warrants to purchase up to an aggregate of 1,304,901 shares of common stock, at an exercise price of $3.60 per share. The April 2021 Warrants are exercisable six months following the closing of the April 2021 Private Placement and will expire five years following the date the April 2021 Warrants first became exercisable.

The Series F Preferred Stock is convertible into an aggregate of approximately 1,304,901 shares of Common Stock at a conversion price of $3.60 per share, subject to certain ownership limitations, upon the Company amending its certificate of incorporation to effect a reverse split within a range of 1-into-2 to up to 1-into-20 to be determined by the Company’s Board. On June 30, 2021, the Company effectuated the Reverse Stock Split.

The net proceeds to the Company from the April 2021 Private Placement were approximately $4,200, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used $3,200 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of $19,154 as of April 21, 2021. In addition, the Company used $1,000 of the net proceeds for working capital purposes. This transaction has been accounted for in Q2 2021 YTD.

As the Series F Preferred Stock was issued concurrently with the April 2021 Warrants, the Company evaluated the existence of a BCF using the effective conversion price for the Preferred Stock based on the proceeds allocated to that instrument. Accordingly, the Company recognized a BCF of $1,409 as of the issuance date as a deemed dividend.

Subject to certain beneficial ownership limitations, the Series F Preferred Stock shall vote on an “as converted” basis on all matters submitted to the holders of Common Stock for approval; provided, however, that solely for purposes of determining the number of votes that the Series F Preferred Stock is entitled to, the “Conversion Price” of the Series F Preferred Stock shall be deemed $4.35. In addition, as long as any shares of the Series F Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series F Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series F Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series F Preferred Stock, or (c) increase the number of authorized shares of the Series F Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Series G Preferred Stock – Related Party

On May 6, 2021, the Company, entered into the Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock, and 1,493 shares of the Series E-1 Convertible Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Convertible Preferred Stock and Series G-1 Convertible Preferred Stock. The Series G Convertible Preferred Stock is subject to the same terms stated in the Limited Waiver, as described above in “February 2021 Offering” in this Note 8.

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

As of July 3, 2021, 6,172,000 shares and 1,543,000 shares of common stock were issuable upon the potential conversion of Series G Preferred Stock and Series G-1 Preferred Stock, respectively. Due to the contingent nature of the redemption features present within the Series G and G-1 Preferred Stock, as of July 3, 2021, the Company classified the shares as mezzanine equity and accrued expenses, related party on the consolidated balance sheets, respectively.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan and 2020 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of July 3, 2021, the Company has issued a total of 35,195 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $109, $72, $318 and $166, for the periods ended Q2 2021, Q2 2020, Q2 2021 YTD and Q2 2020 YTD, respectively.

Stock Options

The Company recorded share-based payment expense of $7, $6, $13 and $13 for the periods ended Q2 2021, Q2 2020, Q2 2021 YTD and Q2 2020 YTD, respectively.

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

In the periods ended Q2 2021 YTD and Q2 2020 YTD, the Company paid $0 and $0, respectively, in dividends to its Series A Preferred Stockholders. On January 21, 2020, the Company converted the shares of Series A Preferred Stock awarded to Mr. Briand into 2,703 shares of common stock. On January 8, 2021, the Company converted the shares awarded to Mr. Flood into 4,504 shares of common stock. The Company has $125 and $62 of dividends payable to Series A Preferred Stockholders at the end of Q2 2021 YTD and Q2 2020 YTD, respectively.

Series E Preferred Stock - Related Party

The Series E Preferred Stock ranks senior to common stock and any other series or classes of preferred stock now or after issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution. Each share of Series E Preferred Stock was initially convertible into 561.8 shares of our common stock at any time after October 31, 2020 or the occurrence of a Preferred Default. A holder of Series E Preferred Stock is not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into our common stock. Series E Preferred Stock is redeemable by the Company at any time at a price per share equal to the stated value ($1,000 per share) plus all accrued and unpaid dividends thereon. While the Series E Preferred Stock is outstanding, the Company is required to use the proceeds of any sales of equity securities, exclusively to redeem any outstanding shares of Series E Preferred Stock, except that the Company is permitted to use up to an aggregate of $3,000 of the gross proceeds from any equity offering completed on or before November 15, 2019 for working capital purposes. On January 22, 2019, the Company completed a registered direct offering of our common stock that generated $775 in gross proceeds that are to be used for working capital purposes. On February 12, 2019, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to an underwriting agreement between the Company and the underwriter, dated as of February 8, 2019, the Company issued and sold 2,425,000 shares of its common stock, at a public offering price of $9.90 per share. Notwithstanding the terms of the certificate of designations for Series E Preferred Stock, Jackson, the holder our outstanding shares of Series E Preferred Stock, did not require us to use the proceeds from our recent offerings in excess of $3,000 to redeem outstanding shares of the Series E Preferred Stock. Instead, the Company used such excess proceeds to make a terminal payment to the sellers of firstPRO in final settlement of all deferred consideration due under our asset purchase agreement with such sellers.

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

On October 23, 2020, the Company filed the second amendment to the Certificate of Designation of the Series E Preferred Stock and Series E-1 Convertible Preferred Stock. Under the amended terms, holders of Series E Preferred Stock are entitled to monthly cash dividends on the Company’s Series E Preferred Stock at a per annum rate of 12%. At the Company’s option, up to 50% of the cash dividend on the Series E Convertible Preferred Stock may be paid in kind by adding such 50% portion to the outstanding liquidation value of the Series E Convertible Preferred Stock, commencing on October 26, 2020 and ending on October 25, 2021. If the PIK Dividend Payment is elected, a holder of Series E Preferred Stock is entitled to additional fee to be paid in shares of the Company’s common stock an amount equal to $10 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $3.00, or is otherwise undeterminable because such shares are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $3.00, and if such average closing price is greater than $21.00 then the average closing price for these purposes shall be deemed to be $21.00. Dividends on the Series E-1 Preferred Stock may only be paid in cash. If the Company fails to make dividend payments on the Series E Preferred Stock, it will be an event of default under the Amended Note Purchase Agreement.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Under the terms of the Amendment, shares of Series E-1 Convertible Preferred Stock are convertible into the Company common stock at a conversion rate equal to the liquidation value of each shares of Series E-1 Preferred Stock divided by $6.00 per share commencing October 31, 2020. Each share of Series E-1 Preferred Stock has a liquidation value of $1,000 per share. The Company’s shares of Series E Convertible Preferred Stock are also convertible into shares of our common stock after October 31, 2022. The conversion rate for our Series E Convertible Preferred Stock is equal to the liquidation value of each shares of Series E Convertible Preferred Stock divided by $6.00 per share. Each share of Series E Convertible Preferred Stock has a liquidation value of $1,000 per share.

On May 6, 2021, the Company, entered into the Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock, and 1,493 shares of the Series E-1 Convertible Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Convertible Preferred Stock and Series G-1 Convertible Preferred Stock. As of July 3, 2021, 0 shares and 0 shares of Series E Preferred Stock and Series E-1 Preferred Stock were outstanding, respectively.

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”).

The Board granted 60,834 units to adequately motivate the participants and drive performance for the period.

Units vest upon the following:

●	50% upon the employee being in good standing on December 31, 2020; and,

●	50% upon the average share price of the Company’s common stock during the 90-day period leading up to December 31, 2020, based upon the following Vesting Rate table:

Average 2019 Price	Vesting Rate
<$48 per share	0
>$48 per share	Pro-rated
>=$72 per share	Full Vesting

On January 8, 2021, the Company issued 25,834 shares to the remaining 50% of eligible employees in good standing on December 31, 2020. The remaining shares available in this plan expired. The Company recognized share based expense of approximately $0, $71, $4 and $142 in Q2 2021, Q2 2020, Q2 2021 YTD and Q2 2020 YTD in connection with these awards.

2020 Omnibus Incentive Plan

On June 30, 2020, the Board approved the 2020 Omnibus Incentive Plan (the “2020 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 125,000 shares of common stock are reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On September 29, 2020, our stockholders approved the 2020 Plan. As of July 3, 2021, we had issued 5,168 shares and options to purchase shares of common stock pursuant to the 2020 Plan, therefore leaving 119,832 shares remaining under the 2020 Plan. The 2020 Plan will terminate on June 30, 2030.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and filed their opening brief on April 21, 2021. Plaintiff filed her response brief on May 21, 2021, and Defendants replied on June 11, 2021.

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”). The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement. The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6,000. On April 28, 2020, Whitaker filed a motion to dismiss the New York Action on both procedural and substantive grounds. On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss. On July 9, 2020 Whitaker filed reply papers in further support of the motion.

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part. The Court rejected Whitaker’s procedural arguments, but granted the motion on substantive grounds. However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020. Monroe and the Company filed a letter of motion for leave to amend and a proposed Amended Complaint on December 1, 2020. On January 5, 2021, Whitaker filed an opposition to the letter motion. On January 25, 2021, Monroe and the Company filed a reply in further support of the letter motion. On March 9, 2021, the Court granted Monroe and the Company’s motion for leave to amend, in part, and denied the motion, in part. The Court rejected Monroe and the Company’s claim for fraudulent inducement, but granted the motion for leave to amend their breach of contract claim. Monroe and the Company filed their amended complaint on March 12, 2021. On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. On May 14, 2021, Monroe and the Company filed an opposition to the motion to dismiss. On June 21, 2021, Whitaker filed a reply in further support of the motion. Whitaker’s renewed motion to dismiss remains pending.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 10 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q2 2021	Q2 2020	Q2 2021 YTD	Q2 2020 YTD
Commercial Staffing - US	$28,518	$22,540	$58,639	$51,284
Professional Staffing - US	3,908	5,929	7,679	14,590
Professional Staffing - UK	18,104	14,892	33,163	36,179
Total Revenue	$50,530	$43,361	$99,481	$102,053

Commercial Staffing - US	$5,297	$3,616	$10,135	$7,910
Professional Staffing - US	1,086	1,853	2,039	4,933
Professional Staffing - UK	2,636	2,085	4,860	5,359
Total Gross Profit	$9,019	$7,554	$17,034	$18,202

Selling, general and administrative expenses	$(9,419)	$(8,257)	$(17,348)	$(19,218)
Depreciation and amortization	(703)	(759)	(1,434)	(1,544)
Impairment of goodwill	—	—	—	(2,969)
Interest expense and amortization of debt discount and deferred financing costs	(1,185)	(2,114)	(2,426)	(4,531)
Re-measurement (loss) gain on intercompany note	(32)	(115)	96	(790)
PPP forgiveness gain	10,105	—	10,105	—
Other (loss) income, net	(4)	(25)	103	(39)
Income (Loss) Before Provision for Income Tax	$7,781	$(3,716)	$6,130	$(10,889)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Q2 2021
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$102	$267	$972	$1,341
Temporary Revenue	28,416	3,641	17,132	49,189
Total	$28,518	$3,908	$18,104	$50,530

	Q2 2020
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$64	$631	$688	$1,383
Temporary Revenue	22,476	5,298	14,204	41,978
Total	$22,540	$5,929	$14,892	$43,361

	Q2 2021 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$143	$524	$1,708	$2,375
Temporary Revenue	58,496	7,155	31,455	97,106
Total	$58,639	$7,679	$33,163	$99,481

	Q2 2020 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$110	$2,075	$1,894	$4,079
Temporary Revenue	51,174	12,515	34,285	97,974
Total	$51,284	$14,590	$36,179	$102,053

As of July 3, 2021 and January 2, 2021, the Company has assets in the U.S. and the U.K. as follows:

	July 3, 2021	January 2,
	2021	2020
United States	$66,094	$74,370
United Kingdom	11,556	12,514
Total Assets	$77,650	$86,884

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

In addition to the shares of Series G Convertible Preferred Stock and Series G-1 Convertible Preferred Stock and notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

The Company had the following activity with its Board and Committee Members:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	Q2 2021 YTD				Q2 2020 YTD
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$38	234	$1	$3	$38	234	$1	$11
Jeff Grout	38	234	1	3	38	234	1	11
Nick Florio	38	234	1	3	38	234	1	11
Alicia Barker	—	234	1	3	—	234	1	3
	$114	936	$4	$12	$114	936	$4	$36

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q2 2021 YTD	Q2 2020 YTD
Cash paid for:
Interest	$2,323	$2,629
Income taxes	278	—

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$3,309	$4,296
Shares issued to Jackson Investment Group	—	324
Dividends accrued to related parties	712	1,977
Deemed Dividend	1,798	—
Conversion of Series E Preferred Stock – Related Party	6,172	—
Conversion of Series E-1 Preferred Stock – Related Party	1,493	—

NOTE 13 – SUBSEQUENT EVENTS

PPP loan forgiveness

On July 14, 2021, the company was notified by its lender, Affinity Bank, that the PPP Loans for KRI, LH and SG, in the amounts of $5,443, $1,890 and $2,063, respectively, in principal and $63, $22 and $24, respectively, in interest, were forgiven in their entirety by the SBA.

In addition to the forgiveness of these loans, the Company had previously received notification of forgiveness for Monroe’s PPP Loan. In total, the Company has received full forgiveness of its PPP Loans totaling $19,395 of principal and $214 in interest.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

July 2021 Registered Direct Offering and Concurrent Private Placement July 2021 Offerings

On July 20, 2021, the company entered into the July 2021 Purchase Agreement with certain institutional investors. Pursuant to the July 2021 Purchase Agreement, the Company sold in the July 2021 Registered Direct Offering, 2,199,132 shares of the Company’s common stock to the investors at an offering price of $3.45 per share and associated warrant. In the concurrent July 2021 Private Placement, the Company sold to the same investors, unregistered warrants (the “July 2021 Warrants”) to purchase up to an aggregate of 1,099,566 shares of common stock, representing 50% of the shares of common stock sold in the July 2021 Registered Direct Offering. The July 2021 Warrants are exercisable at an exercise price of $3.80 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and other estimated offering expenses payable by the Company. While the Company’s Series G Preferred Stock was outstanding, it was required to use the proceeds of any sales of equity securities, including the common stock offered in the Registered Direct Offering, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. The Company received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the Jackson Note, which at the time had an outstanding principal amount of $16,077, and 6,172 Preferred Series G Stock valued at $6,172 and $1,543 accrued and unpaid dividends on the 1,543 Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into a debt instrument.

On December 21, 2020, the Company entered into an engagement letter (as amended, the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the July 2021 Offerings. The Company paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the July 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the July 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $85 and $13 for clearing expenses. Additionally, the Company issued to Wainwright or its designees as compensation, warrants to purchase up to 164,935 shares of common stock, equal to 7.5% of the aggregate number of shares of Common Stock placed in the Registered Direct Offering (the “July 2021 Wainwright Warrants”). The July 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the July 2021 Registered Direct Offering and an exercise price of $4.31 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the July 2021 Registered Direct Offering). The July 2021 Offerings closed on July 23, 2021.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Jackson Consent

In connection with the July 2021 Offerings, on July 22, 2021 the Company entered into a limited consent with Jackson whereby, among other things, Jackson agreed that the Company could effect the July 2021 Offerings and use $5,000 of the net proceeds thereof to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the Jackson Note, notwithstanding certain provisions of the certificate of designation for the Series G Convertible Preferred Stock that would have required the Company to use all the proceeds from the July 2021 Offerings to redeem the Series G Convertible Preferred Stock.

Conversion of Series G Convertible Preferred Stock into Senior Debt

On July 21, 2021, the Company exchanged its 6,172 Series G Convertible Preferred Stock and 1,561 Series G-1 Preferred Stock for senior indebtedness by entering into a new 12% Senior Secured Note, in aggregate principal amount of $7,733 (the “New Note”), which amount represented all of the outstanding Series G Preferred Stock totaling $6,172 and Series G-1 Convertible Preferred Stock totaling $1,561 held by Jackson as of July 21, 2021, under that certain Second Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”), dated as of October 26, 2020, among Jackson as purchaser, the Company and certain of the Company’s subsidiaries. The New Note was deemed issued pursuant to the July 2021 Purchase Agreement.

Under the terms of the New Note, the Company is required to pay interest on the New Note at a per annum rate of 12%, in cash only, accruing from and after the date of the Note and until the entire principal balance of the Note shall have been repaid in full, and on and at all times during which the “Default Rate” (as defined in the Note Purchase Agreement) applies, to the extent permitted by law, at a per annum rate of 17%. The entire outstanding principal balance of the New Note is due and payable in full on September 30, 2022. Upon an Event of Default (as defined in the Amended Note Purchase Agreement), the principal of the New Note and all accrued and unpaid interest thereon may be accelerated and declared or otherwise become due and payable in accordance with the terms of the Note Purchase Agreement.

August 2021 Registered Direct Offering and Concurrent Private Placement

On August 9, 2021, the Company entered into the August 2021 Purchase Agreement with certain institutional investors. Pursuant to the August 2021 Purchase Agreement, the Company agreed to sell, in a registered direct offering, 1,383,162 shares of the Company’s common stock, to the purchasers at an offering price of $2.64 per share and associated warrant (the “August 2021 Registered Direct Offering”). Pursuant to the August 2021 Purchase Agreement, in a concurrent private placement (the “August 2021 Private Placement” and, together with the August 2021 Registered Direct Offering, the “August 2021 Offerings”), the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 691,581 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the August 2021 Registered Direct Offering (the “August 2021 Warrants”). The August 2021 Warrants are exercisable at an exercise price of $2.58 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

Pursuant to the Engagement Letter, Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the August 2021 Offerings. The Company paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the August 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the August 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $50 and $13 for clearing expenses. Additionally, the Company issued to Wainwright or its designees as compensation, warrants to purchase up to 103,737 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the August 2021 Registered Direct Offering (the “August 2021 Wainwright Warrants”). The August 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the August 2021 Registered Direct Offering and an exercise price of $3.30 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the August 2021 Registered Direct Offering). The August 2021 Offerings closed on August 9, 2021.

The net proceeds to the Company from the August 2021 Offerings were approximately $3,281, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used $3,281 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of approximately $16,731 immediately prior to such redemption.

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

On July 27, 2021, the Company received a letter from Nasdaq notifying the Company that the Staff had determined that for the previous 18 consecutive business days, from July 1, 2021 to July 27, 2021, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

COVID-19

In December 2019, a strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The COVID-19 pandemic is impacting worldwide economic activity, and activity in the U.S. and the U.K. where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients. As a result, we are subject to the plans and approaches our clients have made to address the COVID-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees. To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience decline in our revenue or write-off of receivables from such clients. Moreover, developments such as social distancing and shelter-in-place directives have impacted our ability to deploy our staffing workforce effectively, thereby impacting contracts with customers in our commercial staffing and professional staffing business streams, where we experienced declines in revenues during the fiscal year ended January 2, 2021. While some government-imposed precautionary measures have been relaxed in certain countries or states, there is no assurance that more strict measures will be put in place again, both in the U.S. and the U.K., due to a resurgence in COVID-19 cases connected to the spread of a new strain of COVID-19. As a result of government restrictions imposed in the U.K., we had to close both of our offices in the U.K., and our employees have been forced to operate remotely from their homes. Employees returned to our offices in the U.K. on a voluntary basis on March 29, 2021. Therefore, the ongoing COVID-19 pandemic may continue to affect our operation and to disrupt the marketplace in which we operate and may negatively impact our sales in fiscal year 2021 and our overall liquidity.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, the COVID-19 pandemic has resulted in significant disruptions in general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise needed capital. If we are unsuccessful in raising capital in the future, we may need to reduce activities, curtail or cease operations.

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

On December 1, 2020, we received notice that because we had not met the terms of the extension, our common stock would be subject to delisting from Nasdaq, unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel, which automatically stayed any suspension or delisting action pending the issuance of a decision by the Panel following the hearing and the expiration of any additional extension period granted by the Panel. The hearing occurred on January 21, 2021. At the hearing, we provided the Panel with an update on our compliance plan and requested a further extension of time in which to regain compliance. On February 3, 2021, we received a letter from the Panel noting it has granted our request for an extension until February 28, 2021 to regain compliance with the minimum $2,500 stockholders’ equity requirement, or the alternative compliance standards as set forth in Nasdaq Listing Rule 5550(b)(1). On March 4, 2021 we received a letter extending the deadline for compliance to May 31, 2021.

On June 11, 2021, the Company received a letter from the Staff notifying the Company that the Panel had determined to delist the shares of the Company from Nasdaq and that trading in those shares would be suspended effective at the open of business on June 15, 2021 but that due to a procedural issue, the Panel determined not to implement the decision and afforded the Company an opportunity to make an additional submission for the Panel’s consideration.

On June 28, 2021, the Company received a letter from the Staff informing the Company that it had regained compliance with the Rule. As a result, the Panel determined to continue the listing of the Company’s securities on Nasdaq. The Panel also determined to impose a Panel Monitor under Listing Rule 5815(d)(4)(A) for a period of one year from the date of the June 28, 2021 letter (the “Monitoring Period”). The Company is expected to remain in compliance with all of Nasdaq’s continued listing requirements during the Monitoring Period. If at any time during this period the Company fails to satisfy any continued listing standard, the Staff will issue a Delist Determination Letter, which the Company may appeal.

February 2021 Public Offering

On February 9, 2021, we announced the pricing of a public offering (“the “February 2021 Offering”) of an aggregate of 3,642,547 shares of our common stock at a public offering price of $5.40 per share. The February 2021 Offering was made pursuant to our registration statement on Form S-1 initially filed on January 13, 2021, as subsequently amended and declared effective on February 9, 2021. The February 2021 Offering was made only by means of a prospectus forming a part of the effective registration statement.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The February 2021 Offering closed on February 12, 2021. In the February 2021 Offering, we issued 3,475,200 shares of common stock and pre-funded warrants to purchase up to 167,347 shares of common stock, at an exercise price of $0.0001 per share (the “Pre-funded Warrants”). The Pre-funded Warrants were sold at $5.40 per Pre-funded Warrant. The Pre-funded Warrants were immediately exercisable and could be exercised at any time after their original issuance until such Pre-funded Warrants were exercised in full. The Pre-funded Warrants were exercised immediately upon issuance, and 167,347 shares of common stock were issued on February 12, 2021.

The net proceeds to us from the February 2021 Offering were approximately $18,100, after deducting placement agent fees and estimated offering expenses payable by us. While our Series E Preferred Stock (as defined herein) is outstanding, the Company was required to use the proceeds of any sales of equity securities, including the securities offered in the February 2021 Offering, exclusively to redeem any outstanding shares of our Series E Preferred Stock, (as defined herein), subject to certain limitations. On February 12, 2021, we used approximately 75% of the net proceeds from the February 2021 Offering to redeem a portion of the outstanding Second Amended and Restated 12% Senior Secured Note, due September 30, 2022 (the “Jackson Note”) that the Company issued on October 26, 2020 to Jackson Investment Group LLC (“Jackson”) pursuant to that certain Second Amended and Restated Note Purchase Agreement, dated October 26, 2020, among the Company, certain of its subsidiaries and Jackson, which had an outstanding principal amount of $32,710 as of February 9, 2021, and 25% of the net proceeds from the February 2021 Offering to redeem a portion of the Company’s Series E Preferred Stock (as defined herein). Pursuant to the Limited Consent (as defined herein), upon closing of the February 2021 Offering, we redeemed a portion of the Jackson Note with an outstanding principal amount of $13,556 and interest accrued thereon and redeemed 4,518 shares of the Series E Convertible Preferred Stock (“the Series E Convertible Preferred Stock”). Following the redemption of the Series E Convertible Preferred Stock, the Company has 6,172 shares of Series E Convertible Preferred Stock outstanding with an aggregate stated value of $6,172.

April 2021 Private Placement

On April 21, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of an aggregate of 4,697.6328 shares of Series F Convertible Preferred Stock, par value $0.00001 (“the Series F Preferred Stock”) at a price of $1,000 per share and warrants to purchase up to an aggregate of 1,304,901 shares of common stock, at an exercise price of $3.60 per share (the “April 2021 Warrants”) in a private placement (the “April 2021 Private Placement”). The April 2021 Warrants are exercisable six months following the closing of the April 2021 Private Placement and will expire five years following such date.

The Series F Preferred Stock is convertible into an aggregate of approximately 1,304,901 shares of common stock at a conversion price of $3.60 per share, subject to certain ownership limitations, upon us amending our amended and restated certificate of incorporation to effect a reverse split within a range of 2-into-1 to up to 20-into-1 to be determined by the Board.

The net proceeds to us from the sale of the Series F Preferred Stock and the warrants were approximately $4,200, after deducting placement agent fees and estimate offering expenses payable by us. We used $3,200 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of $19,154 as of April 21, 2021. In addition, the Company used $1,000 of the net proceeds for working capital purposes.

Series G Preferred Stock – Related Party

On May 6, 2021, the Company entered into an Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock, and 1,493 shares of the Series E-1 Convertible Preferred Stock (the “Series E-1 Convertible Preferred Stock” and, together with the Series E Convertible Preferred Stock, the “Series E Preferred Stock”) for an equivalent number of shares of the Company’s newly issued Series G Convertible Preferred Stock (the “Series G Convertible Preferred Stock”) and Series G-1 Convertible Preferred Stock (the “Series G-1 Convertible Preferred Stock” and, together with the Series G Convertible Preferred Stock, the “Series G Preferred Stock”), respectively. The Series G Convertible Preferred Stock is subject to the same terms stated in the Limited Waiver, as described in Note 8.

The Series G Preferred Stock ranks senior to each of the Company’s common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, and any other classes and series of stock of the Company now or hereafter authorized, issued or outstanding, which by their terms expressly provide that they are junior to the Series G Preferred Stock or which do not specify their rank (which includes the Series F Preferred Stock). Each share of Series G Preferred Stock was initially convertible into 1,000 shares of common stock at any time from and after, (i) with respect to the Series G Convertible Preferred Stock, the earlier of October 31, 2022 or the occurrence of a default and, (ii) with respect to the Series G-1 Convertible Preferred Stock, October 31, 2020. A holder of Series G Preferred Stock is not required to pay any additional consideration in exchange for conversion of the Series G Preferred Stock into the Company’s common stock.

There are no shares of Series G Preferred Stock outstanding as of August 17, 2021.

Jackson Waivers

On February 5, 2021, we entered into a Limited Consent and Waiver with Jackson whereby (the “Limited Consent”), among other things, Jackson agreed that we may use 75% of the proceeds from the February 2021 Offering to redeem a portion of the Jackson Note, which at the time had an outstanding principal amount of $32,710, and 25% of the net proceeds from the February 2021 Offering to redeem a portion of our Series E Convertible Preferred Stock, notwithstanding certain provisions of the Series E Certificate of Designation that would have required us to use all the proceeds from the February 2021 Offering to redeem the Series E Convertible Preferred Stock. In addition, we also agreed in the Limited Consent to additional limits on our ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap Funding X Trust (“MidCap”). We also agreed that to the extent that any of our PPP Loans are forgiven after the February 2021 Offering, Jackson may convert the Series E Convertible Preferred Stock and Series E-1 Convertible Preferred Stock that remains outstanding into a secured note that is substantially similar to the Jackson Note. On April 8, 2021, the Limited Consent was extended to June 17, 2021.

Jackson also entered into a limited waiver with us on February 5, 2021, whereby Jackson agreed that it would not convert any shares of the Series E Convertible Preferred Stock or Series E-1 Convertible Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the February 2021 Offering. Jackson also waived any event of default under the Series E Certificate of Designation and the Jackson Note that would have resulted from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Series E Convertible Preferred Stock and the exercise of Jackson’s warrants. On April 8, 2021, the Limited Waiver was extended to June 17, 2021 and on May 6, 2021 the Limited Waiver was extended to June 30, 2021.

Jackson Consent

In connection with the July 2021 Offerings (as defined herein), on July 22, 2021 the Company entered into a limited consent with Jackson whereby, among other things, Jackson agreed that the Company could effect the July 2021 Offerings and use $5,000 of the net proceeds thereof to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the Jackson Note, notwithstanding certain provisions of the certificate of designation for the Series G Convertible Preferred Stock that would have required the Company to use all the proceeds from the July 2021 Offerings to redeem the Series G Convertible Preferred Stock.

PPP loan forgiveness

On July 14, 2021, the company was notified by its lender, Affinity Bank, that the PPP loans (the “PPP Loans”) for Key Resources Inc., Lighthouse Placement Services, LLC and Staffing 360 Georgia, LLC, in the amounts of $5,443, $1,890 and $2,063, respectively, in principal and $63, $22 and $24, respectively, in interest, were forgiven in their entirety by the U.S. Small Business Administration (the “SBA”).

In addition to the forgiveness of these loans, the Company had previously received notification of forgiveness for Monroe Staffing Services, LLC’s (“Monroe”) PPP Loan. In total, the Company has received full forgiveness of its PPP Loans totaling $19,395 of principal and $214 in interest.

July 2021 Registered Direct Offering and Concurrent Private Placement

On July 20, 2021, the Company entered into a securities purchase agreement (the “July 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the July 2021 Purchase Agreement, the Company sold, in a registered direct offering (the “July 2021 Registered Direct Offerings), 2,199,132 shares of the Company’s common stock to the investors at an offering price of $3.45 per share and associated warrant. In a concurrent private placement (the “July 2021 Private Placement” and, together with the July 2021 Registered Direct Offering, the “July 2021 Offerings”), the Company sold to the same investors, unregistered warrants (the “July 2021 Warrants”) to purchase up to an aggregate of 1,099,566 shares of common stock, representing 50% of the shares of common stock sold in the July 2021 Registered Direct Offering. The July 2021 Warrants are exercisable at an exercise price of $3.80 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and other estimated offering expenses payable by the Company. While the Company’s Series G Preferred Stock was outstanding, it was required to use the proceeds of any sales of equity securities, including the common stock offered in the Registered Direct Offering, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. The Company received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the Jackson Note, which at the time had an outstanding principal amount of $16,077, and paid accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into a debt instrument.

On December 21, 2020, the Company entered into an engagement letter (as amended, the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the July 2021 Offerings. The Company paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the July 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the July 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $85 and $13 for clearing expenses. Additionally, the Company issued to Wainwright or its designees as compensation, warrants to purchase up to 164,935 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the Registered Direct Offering (the “July 2021 Wainwright Warrants”). The July 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the July 2021 Registered Direct Offering and an exercise price of $4.31 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the July 2021 Registered Direct Offering). The July 2021 Offerings closed on July 23, 2021.

Conversion of Series G Convertible Preferred Stock into Senior Debt

On July 21, 2021, the Company exchanged its 6,172 Series G Convertible Preferred Stock and 1,561 Series G-1 Preferred Stock for senior indebtedness by entering into a new 12% Senior Secured Note, in aggregate principal amount of $7,733 (the “New Note”), which amount represented all of the outstanding Series G Preferred Stock totaling $6,172 and Series G-1 Convertible Preferred Stock totaling $1,561 held by Jackson as of July 21, 2021, under that certain Second Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”), dated as of October 26, 2020, among Jackson as purchaser, the Company and certain of the Company’s subsidiaries. The New Note was deemed issued pursuant to the July 2021 Purchase Agreement.

Under the terms of the New Note, the Company is required to pay interest on the New Note at a per annum rate of 12%, in cash only, accruing from and after the date of the Note and until the entire principal balance of the Note shall have been repaid in full, and on and at all times during which the “Default Rate” (as defined in the Note Purchase Agreement) applies, to the extent permitted by law, at a per annum rate of 17%. The entire outstanding principal balance of the New Note is due and payable in full on September 30, 2022. Upon an Event of Default (as defined in the Amended Note Purchase Agreement), the principal of the New Note and all accrued and unpaid interest thereon may be accelerated and declared or otherwise become due and payable in accordance with the terms of the Note Purchase Agreement.

August 2021 Registered Direct Offering and Concurrent Private Placement

On August 9, 2021, the Company entered into a securities purchase agreement (the “August 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the August 2021 Purchase Agreement, the Company agreed to sell, in a registered direct offering, 1,383,162 shares of the Company’s common stock to the purchasers at an offering price of $2.64 per share and associated warrant (the “August 2021 Registered Direct Offering”). Pursuant to the August 2021 Purchase Agreement, in a concurrent private placement (the “August 2021 Private Placement” and, together with the August 2021 Registered Direct Offering, the “August 2021 Offerings”), the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 691,581 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the August 2021 Registered Direct Offering (the “August 2021 Warrants”). The August 2021 Warrants are exercisable at an exercise price of $2.58 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

Pursuant to the Engagement Letter, Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the August 2021 Offerings. The Company paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the August 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the August 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $50 and $13 for clearing expenses. Additionally, the Company issued to Wainwright or its designees as compensation, warrants to purchase up to 103,737 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the August 2021 Registered Direct Offering (the “August 2021 Wainwright Warrants”). The August 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the August 2021 Registered Direct Offering and an exercise price of $3.30 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the August 2021 Registered Direct Offering). The August 2021 Offerings closed on August 9, 2021.

The net proceeds to the Company from the August 2021 Offerings were approximately $3,281, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used $3,281 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of approximately $16,731 immediately prior to such redemption.

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

For the six-month periods ended July 3, 2021 and June 27, 2020

	Q2 2021 YTD	% of Revenue	Q2 2020 YTD	% of Revenue	Growth
Revenue	$99,481	100.0%	$102,053	100.0%	(2.5)%
Cost of Revenue	82,447	82.9%	83,851	82.2%	(1.7)%
Gross Profit	17,034	17.1%	18,202	17.8%	(6.4)%
Total Operating Expenses	18,782	18.9%	23,731	23.3%	(20.9)%
Loss From Operations	(1,748)	(1.8)%	(5,529)	(5.4)%	68.4%
Total Other Income (Expenses), net	7,878	7.9%	(5,360)	(5.3)%	247.0%
Benefit from income taxes	30	0.0%	129	0.1%	76.7%
Net Income (Loss)	$6,160	6.2%	$(10,760)	(10.5)%	157.2%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Revenue

For Q2 2021 YTD, revenue decreased by 2.5% to $99,481 as compared with $102,053 for Q2 2020 YTD. Of that decline, $5,464 was attributable to organic revenue decline, partially offset by $2,892 of favorable foreign currency translation. Within organic revenue, temporary contractor revenue declined $3,606 and permanent placement declined $1,858. The sale of firstPRO in September 2020 resulted in zero months of revenue for Q2 2021 YTD versus revenue of $5,750 for the six months in Q2 2020 YTD.

Revenue in Q2 2021 YTD was comprised of $97,106 of temporary contractor revenue and $2,375 of permanent placement revenue, compared with $97,974 and $4,079 for Q2 2020 YTD, respectively.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q2 2021 YTD, cost of revenue was $82,447, a decrease of 1.7% from $83,851 in Q2 2020 YTD, compared with revenue decline of 2.5%.

Gross Profit for Q2 2021 YTD was $17,034, a decrease from $18,202 for Q2 2020 YTD or (6.4%). The $1,168 decline in gross profit was driven by $26 of organic decline and the inactivity of, firstPRO in Q2 2021 YTD as compared with $2,762 of gross profit from firstPRO in Q2 2020 YTD, partially offset by $1,134 in CARES Act benefits, $55 in increased benefits from Workers Compensation and $431 of favorable foreign currency translation. The gross margin for Q2 2021 YTD and Q2 2020 YTD was 17.1% and 17.8%, respectively.

Total Operating Expenses

Total Operating Expenses for Q2 2021 YTD were $18,782, a decrease of 20.9% from $23,731 for Q2 2020 YTD. The decrease in operating expenses was driven by headcount reductions, zero months of activity for firstPRO, $2,969 in goodwill impairment in 2020, lower variable costs and savings attributable to synergies within the subsidiaries, and cost savings initiatives.

Total Other Income (Expenses), net

Total Other Income (Expenses), net for Q2 2021 YTD were $7,878, as compared to $(5,360) total other (expenses) income, net in Q2 2020 YTD. The increase was attributable to other income which includes the forgiveness of the May 12 Note in the amount of $10,000 of principal and $105 in interest in its entirety and $103 of other income and $96 from re-measuring the Company’s intercompany note, offset by $(2,426) in interest expense and amortization of debt discount and deferred financing costs.

For the three-month periods ended July 3, 2021 and June 27, 2020

	Q2 2021	% of Revenue	Q2 2020	% of Revenue	Growth
Revenue	$50,530	100.0%	$43,361	100.0%	16.5%
Cost of Revenue	41,511	82.2%	35,807	82.6%	15.9%
Gross Profit	9,019	17.8%	7,554	17.4%	19.4%
Operating Expenses	10,122	20.0%	9,016	20.8%	12.3%
Loss From Operations	(1,103)	(2.2)%	(1,462)	(3.4)%	24.6%
Total Other Income (Expenses), net	8,884	17.6%	(2,254)	(5.2)%	494.1%
Benefit from (Provision for) income taxes	67	0.1%	(47)	(0.1)%	242.6%
Net Income (Loss)	$7,848	15.5%	$(3,763)	(8.7)%	308.6%

Revenue

For Q2 2021, revenue increased by 16.5% to $50,530, as compared with $43,361 for Q2 2020. Of that increase, $5,058 was attributable to organic revenue increase and $2,111 to favorable foreign currency translation. Within organic revenue, temporary contractor revenue grew $5,222 and permanent placement declined $164. The sale of firstPRO in September 2020 resulted in zero months of revenue for Q2 2021 as compared with revenue of $2,236 for the three months in Q2 2020.

Revenue in Q2 2021 was comprised of $49,189 of temporary contractor revenue and $1,341 of permanent placement revenue, compared with $41,978 and $1,383 for Q2 2020, respectively.

Cost of Revenue

Cost of Revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q2 2021, Cost of Revenue was $41,511, an increase of 15.9% from $35,807 in Q2 2020, in line with the revenue growth of 16.5%.

Gross Profit

Gross Profit for Q2 2021 was $9,019, representing an increase of 19.4% as compared with $7,554 in Q2 2020. The $1,465 increase in gross profit was driven by $1,271 of organic growth, $1,134 in CARES Act benefit and $324 of favorable foreign currency translation, partially offset by fewer benefits from Workers Compensation totaling $298 and the inactivity of firstPRO in Q2 2021, as compared with three months of firstPRO activity totaling $962 in Q2 2020.

Operating Expenses

Operating Expenses for Q2 2021 were $10,122, an increase of 12.3% as compared with $9,016 for Q2 2020.  The increase in operating expenses was driven by primarily higher sales.

Total Other Income (Expenses), net

Total Other Income (Expenses), net for Q2 2021 was $8,884, as compared with $(2,254) in Q2 2020. This swing was attributable to the forgiveness of the May 12 Note in the amount of $10,000 of principal and $105 in interest in its entirety, offset by $(1,185) from interest expense and amortization of debt discount and deferred financing costs $(32) from remeasuring the Company’s intercompany note and $(4) of other loss, respectively.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details Revenue and Gross Profit by Sector:

	Q2 2021	Mix	Q2 2020	Mix	Q2 2021 YTD	Mix	Q2 2020 YTD	Mix
Commercial Staffing - US	$28,518	56%	$22,540	52%	$58,639	59%	$51,284	50%
Professional Staffing - US	3,908	8%	5,929	14%	7,679	8%	14,590	14%
Professional Staffing - UK	18,104	36%	14,892	34%	33,163	33%	36,179	36%
Total Revenue	$50,530		$43,361		$99,481		$102,053

Commercial Staffing - US	$5,297	59%	$3,616	48%	$10,135	59%	$7,910	44%
Professional Staffing - US	1,086	12%	1,853	25%	2,039	12%	4,933	27%
Professional Staffing - UK	2,636	29%	2,085	27%	4,861	29%	5,359	29%
Total Gross Profit	$9,019		$7,554		$17,035		$18,202

Commercial Staffing - US	18.6%		16.0%		17.3%		15.4%
Professional Staffing - US	27.8%		31.3%		26.6%		33.8%
Professional Staffing - UK	14.6%		14.0%		14.7%		14.8%
Total Gross Margin	17.8%		17.4%		17.1%		17.8%

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

	Q2 2021	Q2 2020	Q2 2021 YTD	Q2 2020 YTD	Trailing Twelve Months Q2 2021	Trailing Twelve Months Q2 2020
Net Income (Loss)	$7,848	$(3,763)	$6,160	$(10,760)	$1,278	$(14,412)

Interest expense	1,097	1,944	2,253	4,174	5,275	8,199
Provision for (benefit from) income taxes	(67)	47	(30)	(129)	(6)	(140)
Depreciation and amortization	792	929	1,607	1,901	3,383	4,058
EBITDA	$9,670	$(843)	$9,990	$(4,814)	$9,930	$(2,295)

Acquisition, capital raising, and other non-recurring expenses (1)	1,655	1,061	2, 481	2,400	6,795	6,393
Other non-cash charges (2)	116	163	335	346	650	764
Impairment of goodwill	—	—	—	2,969	—	2,969
Re-measurement (loss) income on intercompany note	32	115	(96)	790	(1,470)	390
Gain in fair value of warranty liability	—	—	—	—	—	(1,077)
Deferred consideration settlement	—	—	—	—	21	—
Gain from sale of business	—	—	—	—	(124)	—
PPP forgiveness gain	(10,105)	—	(10,105)	—	(10,105)	—
Other loss (income)	4	25	(103)	39	(265)	(30)
Adjusted EBITDA	$1,372	$521	$2,502	$1,730	$5,432	$7,114

Adjusted EBITDA of Divested Business (3)					$(20)	$(857)

Pro Forma TTM Adjusted EBITDA (4)					$5,412	$6,257

Adjusted Gross Profit TTM (5)					$32,793	$35,678

TTM Adjusted EBITDA as percentage of adjusted gross profit TTM					16.6%	19.9%

(1)	Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business. In addition, the Company has included non-recurring expenses related to salaries, rent and bad debts in these expenses, which were a direct result of the COVID-19 pandemic. Due to government mandated restrictions, the Company had to temporarily close all of its offices and, due to social distancing restrictions, could not make full use of these facilities for significant periods of time during the year, both in the US and the UK. These restrictions are still ongoing in 2021. The Company calculated an adjustment of $686 for the time these offices were closed or not in use due to COVID-19 related restrictions. In addition, the Company reduced its personnel in each of 2019, 2020 and 2021. The reduction in 2019 was related to performance. The reductions in 2020 and 2021 were related to the COVID-19 pandemic. These positions are no longer included in the current cost structure. The Company had internal staff of 291 just before the onset of the COVID-19 pandemic and 193 at the end of Q2 2021. Salary adjustments are standard treatment for adjustment to EBITDA for management reporting purposes

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

	Twelve Months Ended
	July 3, 2021	June 27, 2020
Adjusted Gross Profit - TTM (Current Period)	$32,793	$35,678
Adjusted Gross Profit - TTM (Prior Period)	35,678	49,051
Adjusted Gross Profit - Decline	$(2,885)	$(13,373)

Adjusted EBITDA - TTM (Current Period)	$5,432	$7,114
Adjusted EBITDA - TTM (Prior Period)	7,114	17,153
Adjusted EBITDA - Decline	$(1,682)	$(10,039)

Operating Leverage	58.4%	75.1%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	July 3, 2021		January 2, 2021
Total Debt, Net	$26,546		$57,045
Addback: Total Debt Discount and Deferred Financing Costs	412		141
Total Term Debt	$26,958		$57,186

TTM Adjusted EBITDA	$5,432		$7,114

Pro Forma TTM Adjusted EBITDA	$5,412		$6,257

Pro Forma Leverage Ratio	5.0	x	9.1	x

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q2 2021 YTD	Q2 2020 YTD
Net cash used in operating activities	$(3,233)	$(5,341)

Collection of UK factoring facility deferred purchase price	3,382	5,098

Repayments on accounts receivable financing, net	(5,860)	(4,322)

Net cash used in operating activities including proceeds from accounts receivable financing, net	$(5,711)	$(4,565)

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

As of and for the six-month period ended July 3, 2021, the Company had a working capital deficiency of $20,509 and accumulated deficit of $86,019, and net income of $6,160.

Operating activities

For Q2 2021 YTD, net cash used in operations of $3,233 was primarily attributable to net income of $6,160 and changes in operating assets and liabilities totaling $(1,964), offset by non-cash adjustments of $(7,429). Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $2,970, decrease in prepaid expenses and other current assets of $42, decrease in other assets of $610, decrease in current liabilities of $15, decrease in long term liabilities of $133, offset by an increase in accounts payable and accrued expense of $1,270 and increase in payables to related parties of $536. Total non-cash adjustments of $(7,429) primarily include forgiveness of PPP loan and related accrued interest of $10,105 and foreign currency re-measurement gain on intercompany loan of $96, offset by depreciation and amortization of intangible assets of $1,434, stock-based compensation of $335, amortization of debt discounts and deferred financing of $173, right of use assets amortization of $591 and bad debt expense of $239.

For Q2 2020 YTD, net cash used in operations of $5,341 was primarily attributable to net loss of $10,760 and changes in operating assets and liabilities totaling $(1,313) offset by non-cash adjustments of $6,732. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $1,516, decrease in interest payable to related parties of $1,129, decrease in prepaid expenses and other current assets of $672, offset by an increase in other assets of $544, increase in accounts payable and accrued expenses of $812, increase in current liabilities of $151 and increase in long term liabilities and other of $497. Total non-cash adjustments of $6,732 primarily includes impairment of goodwill of $2,969, depreciation and amortization of intangible assets of $1,544, stock-based compensation of $339, amortization of debt discounts and deferred financing of $357, right of use assets of $733 and foreign currency re-measurement loss on intercompany loan of $790.

Investing activities

For Q2 2021 YTD, net cash flows provided by investing activities was $3,372, $3,382 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $10.

For Q2 2020 YTD, net cash flows provided by investing activities was $4,920, $5,098 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $178.

Financing activities

For Q2 2021 YTD, net cash flows used in financing activities totaled $(7,566) primarily due to proceeds from sale of common stock of $19,670, proceeds from term loan – related party of $130 and proceeds from sale of Series F Preferred Stock of $4,698, offset by repayments of $5,860 on accounts receivable financing, net, repayment of term loan of $17,935, repayment of related party term loan of $634, dividends paid to Jackson of $591, redemption of Series E preferred stock of $4,908 and third party financing costs of $2,136.

For Q2 2020 YTD, net cash flows provided by financing activities totaled $13,053 primarily due to proceeds from PPP loans of $19,395 and proceeds from HSBC term loan of $1,234, offset by repayments of $4,322 on accounts receivable financing, net, repayment of term loan with Jackson of $2,538, dividends paid to Jackson of $552 and repayment on HSBC loan of $164.

Proforma Stockholders’ Equity Rollforward

As a result of the items described in Footnote 13 – Subsequent Events, the Company’s stockholders’ equity position improved as follows:

2021 YTD
Stockholders’ Equity Balance – July 3, 2021:	$720

Activity Subsequent to the Quarter Ended July 3, 2021:
PPP loan forgiveness – July 14, 2021	$9,504
Registered Direct Offering – July 2021 (net proceeds)	6,760
Registered Direct Offering – August 2021 (net proceeds)	3,221
Stockholders’ Equity Balance – August 17, 2021*	$20,205

* This calculation does not reflect any other changes to the Stockholders’ equity that may take place between July 4, 2021 – August 17, 2021, including but not limited to any net income or net loss the Company will recognize.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to our Annual Report on Form 10-K, filed with the SEC on April 16, 2021. There have been no changes to our critical policies during the three months ended July 3, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and filed their opening brief on April 21, 2021. Plaintiff filed her response on May 21, 2021, and Defendants replied on June 11, 2021.

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

On June 21, 2021, Whitaker filed a reply in further support of the motion. Whitaker’s renewed motion to dismiss remains pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
2.2	Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, firstPRO Inc., firstPRO Georgia LLC, April F. Nagel and Philip Nagel (previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on September 19, 2017).
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.4 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018).
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015).
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016).
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).
3.8	Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018).
3.9	Certificate of Correction to the Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018).
3.10	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7, 2019 (previously filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on February 11, 2019).
3.11	Certificate of Amendment to the Certificate of Designation of Series E Preferred Stock, dated October 23, 2020 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020).
3.12	Certificate of Designation for Series F Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 27, 2021).
3.13	Certificate of Designation of Series G Convertible Preferred Stock, dated May 6, 2021(previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
3.14	Certificate of Correction to Certificate of Designation of Series G Convertible Preferred Stock, dated May 11, 2021 (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
3.15	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company as filed on June 30, 2021 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
4.1	Subordinated Secured Note issued to Jackson Investment Group LLC (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017)
4.2	Warrant issued to Jackson Investment Group LLC (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
4.3	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
4.4	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 29, 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020).
4.6	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 31, 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020).
4.7	Description of Securities (previously filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on May 11, 2020).
4.8	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
4.9	Form of Placement Agent Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
4.10	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
4.11	Form of Wainwright Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).

4.12	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
4.13	Form of Wainwright Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.1	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
10.2	Form of Registration Rights Agreement (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
10.3	Exchange Agreement, dated May 6, 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2021).
10.4	Side Letter Agreement Regarding Amendment to NPA, dated May 6, 2021 (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
10.5	Limited Waiver and Agreement Letter, dated May 6, 2021 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2021).
10.6	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.7	Limited Consent (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.8	12% Senior Secured Note (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.9	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed herewith
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

Date: August 17, 2021	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 17, 2021	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Khalid Anwar
Khalid Anwar
Senior Vice President of Corporate Finance
(Principal Financial Officer and Principal Accounting Officer)

