Form 10-Q
period 2021-10-02
Staffing 360 Solutions, Inc.
filed 2021-11-16
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2021, there were 17,249,150 outstanding common stock shares, par value $0.00001 per share, of the issuer.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	STAF	NASDAQ

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of October 2, 2021 (Unaudited) and January 2, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2021 and September 26, 2020	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended October 2, 2021 and September 26, 2020	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended October 2, 2021 and September 26, 2020	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2021 and September 26, 2020	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4	Controls and Procedures	44

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	45
Item 1A	Risk Factors	46
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3	Defaults Upon Senior Securities	46
Item 4	Mine Safety Disclosures	46
Item 5	Other Information	46
Item 6	Exhibits	47

Signatures		49

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, par values and stated values)

	October 2, 2021	January 2, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,231	$8,256
Cash in escrow	—	2,080
Accounts receivable, net	24,230	24,568
Prepaid expenses and other current assets	1,535	1,251
Total Current Assets	27,996	36,155

Property and equipment, net	827	1,066
Goodwill	26,943	27,045
Intangible assets, net	14,183	16,017
Other assets	3,246	3,168
Right of use asset	5,889	3,433
Total Assets	$79,084	$86,884
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	13,235	15,030
Accrued expenses - related party	125	2,306
Current debt, related party	13,214	1,139
Current portion of debt	710	1,260
PPP Loans	—	12,468
Accounts receivable financing	13,308	16,986
Leases - current liabilities	1,129	1,211
Other current liabilities	6,526	6,548
Total Current Liabilities	48,247	56,948

Long-term debt, related party	—	32,182
Long-term debt	433	834
PPP Loans, non-current	—	6,927
Leases - non current	4,701	2,226
Other long-term liabilities	3,836	3,787
Total Liabilities	57,217	102,904

Commitments and contingencies
Series E Preferred Stock, 13,000 designated, $0.00001 par value, 0 and 2,080 shares issued and outstanding as of October 2, 2021 and January 2, 2021, respectively	—	2,080
Series E-1 Preferred Stock, 6,500 designated, $0.00001 par value, 0 and 1,363 shares issued and outstanding as of October 2, 2021 and January 2, 2021, respectively	—	—
Contingently redeemable Series E Preferred Stock	—	2,080

Stockholders’ Equity (Deficit):
Staffing 360 Solutions, Inc. Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series A Preferred Stock - Related Party, $0.00001 par value, 0 and 1,039,380 shares issued and outstanding, as of October 2, 2021 and January 2, 2021, respectively	—	—
Common stock, $0.00001 par value, 40,000,000 shares authorized; 12,777,378 and 2,803,381 shares issued and outstanding, as of October 2, 2021 and January 2, 2021, respectively	1	1
Additional paid in capital	98,832	73,855
Accumulated other comprehensive income	340	223
Accumulated deficit	(77,306)	(92,179)
Total Stockholders’ Equity (Deficit)	21,867	(18,100)
Total Liabilities and Stockholders’ Equity (Deficit)	$79,084	$86,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	Q3 2021	Q3 2020	Q3 2021 YTD	Q3 2020 YTD
Revenue	$47,501	$48,640	$146,982	$150,693

Cost of Revenue, excluding depreciation and amortization stated below	37,877	40,317	120,324	124,168

Gross Profit	9,624	8,323	26,658	26,525

Operating Expenses:
Selling, general and administrative expenses	8,463	9,391	25,811	28,609
Impairment of goodwill	—	—	—	2,969
Depreciation and amortization	688	768	2,122	2,312
Total Operating Expenses	9,151	10,159	27,933	33,890

Income (Loss) From Operations	473	(1,836)	(1,275)	(7,365)

Other Income (Expenses):
Interest expense and amortization of debt discount and deferred financing costs	(1,006)	(1,746)	(3,432)	(6,277)
Re-measurement (loss) gain on intercompany note	(315)	442	(219)	(348)
Gain on business sale	—	220	—	220
PPP forgiveness gain	9,504	—	19,609	—
Other income, net	188	161	292	122
Total Other Income (Expenses), net	8,371	(923)	16,250	(6,283)

Income (Loss) Before (Provision for) Benefit from Income Tax	8,844	(2,759)	14,975	(13,648)

(Provision for) Benefit from income taxes	(131)	118	(102)	247

Net Income (Loss)	8,713	(2,641)	14,873	(13,401)

Dividends - Series A Preferred Stock - related party	—	31	—	93
Dividends - Series E Preferred Stock - related party	—	553	319	2,111
Dividends - Series E-1 Preferred Stock - related party	—	208	192	575
Dividends - Series G Preferred Stock - related party	43	—	166	—
Dividends - Series G-1 Preferred Stock - related party	40	—	118	—
Deemed Dividend	—	—	1,798	—
Earnings allocated to participating securities	(1,077)	—	(1,763)	—

Earnings (Loss) per Share attributable to Common Stockholders - Basic	$7,553	$(3,433)	$10,517	$(16,180)

Net Income (Loss) Attributable to Common Stockholders - Basic	$0.70	$(2.34)	$1.43	$(11.10)
Weighted Average Shares Outstanding – Basic	10,790,503	1,462,947	7,377,285	1,461,197
Earnings allocated to participating securities– Diluted (Footnote 3)	$7,636	$—	$11,312	$—
Earnings (Loss) per Share Attributed to Common Stockholders - Diluted	$0.69	$(2.34)	$1.34	$(11.10)
Weighted Average Shares Outstanding – Diluted	11,079,104	1,462,947	8,449,293	1,461,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(All amounts in thousands)

(UNAUDITED)

	Q3 2021	Q3 2020	Q3 2021 YTD	Q3 2020 YTD
Net Income (Loss)	$8,713	$(2,641)	$14,873	$(13,401)

Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	67	(169)	117	344
Comprehensive Income (Loss) Attributable to the Company	$8,780	$(2,810)	$14,990	$(13,057)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total (Deficit)
	Series E-1		Series G-1		Series A		Series E		Series F		Common Stock		capital	income	Deficit	Equity
Balance January 2, 2021	1,363	$—	—	$—	1,039,380	$—	11,080	$11	—	$—	2,803,381	$1	$73,844	$223	$(92,179)	$(18,100)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	—	—	79,273	—	350	—	—	350
Series A Preferred Conversion	—	—	—	—	(1,039,380)	—	—	—	—	—	4,504	—	—	—	—	—
Sales of common stock and warrants, net	—	—	—	—	—	—	—	—	—	—	8,585,319	—	30,315	—	—	30,315
Sales of Series F Preferred Stock, net	—	—	—	—	—	—	—	—	4,698	—	—	—	4,107	—	—	4,107
Conversion of Series F Preferred Stock	—	—	—	—	—	—	—	—	(4,698)	—	1,304,901	—	—	—	—	—
Redemption of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(4,908)	(5)	—	—	—	—	(4,903)	—	—	(4,908)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(319)	—	—	(319)
Dividends - Series E-1 Preferred Stock - Related Party	130	—	—	—	—	—	—	—	—	—	—	—	(192)	—	—	(192)
Dividends - Series G Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(166)	—	—	(166)
Dividends - Series G-1 Preferred Stock - Related Party	—	—	68	—	—	—	—	—	—	—	—	—	(118)	—	—	(118)
Conversion of Series E Preferred Stock - Related Party to Series G preferred Stock - Related Party	(1,493)	—	1,493	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series G preferred Stock - Related Party to Long Term Debt – Related Party	—	—	(1,561)	—	—	—	—	—	—	—	—	—	—	—	—	—
Redeemable portion of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(6,172)	(6)	—	—	—	—	(4,086)	—	—	(4,092)
Series F Preferred Stock – Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	—	—	1,409	—	—	1,409
Fair Value Modification - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	389	—	—	389
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	(1,798)	—	—	(1,798)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	117	—	117
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,873	14,873
Balance October 2, 2021	—	$—	—	$—	—	$—	—	$—	$(0)	$—	12,777,378	$1	$98,832	$340	$(77,306)	$21,867

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series G-1		Series F		Common Stock		capital	income	Deficit	Equity
Balance July 3, 2021	1,543	$—	4,698	$—	6,528,038	$1	$86,465	$273	$(86,019)	$720
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	1,667	—	15	—	—	15
Conversion of Series F Preferred Stock	—	—	(4,698)	—	1,304,901	—	(33)	—	—	(33)
Sales of common stock and warrants, net					4,942,772		12,468			12,468
Dividends - Series G Preferred Stock - Related Party	—	—	—	—	—	—	(43)	—	—	(43)
Dividends - Series G-1 Preferred Stock - Related Party	18	—	—	—	—	—	(40)	—	—	(40)
Conversion of Series G-1 Preferred Stock – Related Party to Long term debt – Related Party	(1,561)	—	—	—	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	67	—	67
Net income	—	—	—	—	—	—	—	—	8,713	8,713
Balance October 2, 2021	—	$—	—	$—	12,777,378	$1	$98,832	$340	$(77,306)	$21,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Non-controlling	Accumulated	Total
	Series E-1		Series A		Series E		Common Stock		capital	income (loss)	interest	Deficit	Deficit
Balance December 28, 2019	729	$—	1,663,008	$—	13,000	$13	1,464,291	$1	$76,214	$(58)	—	$(76,537)	$(367)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	5,300	—	479	—	—	—	479
Share issuance to Jackson	—	—	—	—	—	—	83,334	—	324	—	—	—	324
Warrants issued to consultants	—	—	—	—	—	—		—	55	—		—	55
Conversion of Series A to common shares	—	—	(623,628)	—	—	—	2,703	—	—	—		—	—
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—		—	(93)	—		—	(93)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(2,111)	—	—	—	(2,111)
Dividends - Series E-1 Preferred Stock - Related Party	490	—	—	—	—	—	—	—	(575)	—		—	(575)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	344	—	—	344
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,401)	(13,401)
Balance September 26, 2020	1,219	$—	1,039,380	$—	13,000	$13	1,555,628	$1	$74,293	$286	$—	$(89,938)	$(15,345)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series E-1		Series A		Series E		Common Stock		capital	income	Deficit	Deficit
Balance June 27, 2020	1,053	$—	1,039,380	$—	13,000	$13	1,553,761	$1	$74,890	$455	$(87,297)	$(11,938)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	1,867	—	140	—	—	140
Share issuance to Jackson	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to consultants	—	—	—	—	—	—	—	—	55	—	—	55
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(31)	—	—	(31)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(553)	—	—	(553)
Dividends - Series E-1 Preferred Stock - Related Party	166	—	—	—	—	—	—	—	(208)	—	—	(208)
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,641)	(2,641)
Balance September 26, 2020	1,219	$—	1,039,380	$—	13,000	$13	1,555,628	$1	$74,293	$286	$(89,938)	$(15,345)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	Q3 2021 YTD	Q3 2020 YTD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$14,873	$(13,401)
Adjustments to reconcile net income (loss) income to net cash used in operating activities:
Depreciation and amortization	2,122	2,312
Amortization of debt discount and deferred financing costs	365	521
Bad debt expense	260	879
Impairment of goodwill	—	2,969
Right of use assets amortization	852	1,112
Stock based compensation	350	534
Forgiveness of PPP loan and related interest	(19,609)	—
Gain from sale of business	—	(220)
Re-measurement (loss) gain on intercompany note	219	348
Changes in operating assets and liabilities:
Accounts receivable	(5,343)	(4,805)
Prepaid expenses and other current assets	(289)	(446)
Other assets	(438)	(722)
Accounts payable and accrued expenses	(2,356)	(1,860)
Interest payable - related party	(326)	(871)
Other current liabilities	(105)	192
Other long-term liabilities and other	(349)	2,540
NET CASH USED IN OPERATING ACTIVITIES	(9,774)	(10,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(100)	(226)
Proceeds from disposal of business	—	3,300
Collection of UK factoring facility deferred purchase price	5,349	6,830
NET CASH PROVIDED BY INVESTING ACTIVITIES	5,249	9,904

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note	130	—
Third party financing costs	(3,769)	—
Repayment of term loan	(29,244)	(165)
Proceeds from term loan	—	1,220
Repayment of term loan - related party	—	(2,538)
Proceeds from PPP loans	—	19,395
Repayments on accounts receivable financing, net	(3,659)	(4,999)
Dividends paid to related parties	(591)	(2,480)
Redemption of Series E preferred stock, related party	(4,908)	—
Proceeds from sale of common stock	33,769	—
Proceeds from sale of Series F preferred stock	4,698	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,574)	10,433

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(8,099)	9,419

Effect of exchange rates on cash	(6)	55

Cash and Restricted Cash - Beginning of period	10,336	1,196

Cash and Restricted Cash - End of period	$2,231	$10,670

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended January 2, 2021 which are included in the Company’s January 2, 2021 Form 10-K (“Fiscal 2020”), filed with the United States Securities and Exchange Commission on April 16, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the period ended October 2, 2021 are not necessarily indicative of results for the entire year end. This report is for the period January 3, 2021 to October 2, 2021 (“Q3 2021 YTD”) and December 29, 2019 to September 26, 2020 (“Q3 2020 YTD”). The Company uses a 4-4-5 calendar month which only has 364 days and as such an extra week would need to be added every few years. In October of 2020, the Company’s board of directors (the “Board”) approved the addition of such an extra week to last year’s fiscal year end resulting in the last year ended on January 2, 2021.

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. As shown in the accompanying financial statements as of the quarter ended October 2, 2021, the Company has an accumulated deficit of $77,306 and a working capital deficit of $20,251. At October 2, 2021, we had total net debt of $14,357 and total cash of $2,231. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities along with debt and equity repayments.

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

Further, the Second Amended and Restated 12% Senior Secured Note, due September 30, 2022 (the “Jackson Note”) that the Company issued on October 26, 2020 to Jackson Investment Group LLC (“Jackson”) pursuant to that certain Second Amended and Restated Note Purchase Agreement, dated October 26, 2020, among the Company, certain of its subsidiaries and Jackson (the “Amended Note Purchase Agreement”), and the Company’s accounts receivable financing facility with MidCap Funding X Trust (“MidCap”) include certain customary financial covenants and the Company has had instances of non-compliance, including the current quarter ended October 2, 2021. Management has historically been able to obtain from Jackson and MidCap waivers of any non-compliance, including the current quarter ended October 2, 2021 and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson and MidCap refuse to provide a waiver in the future, the outstanding debt under the Amended Note Purchase Agreement, the Jackson Note and the MidCap accounts receivable financing facility could become due immediately, which exceeds our current cash balance.

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

At issuance the Series F Preferred Stock was convertible into an aggregate of approximately 1,304,901 shares of common stock at a conversion price of $3.60 per share, subject to certain ownership limitations, upon the Company amending its certificate of incorporation to effect a reverse split within a range of 2-into-1 to up to 20-into-1 to be determined by the Board. On June 30, 2021, the Company effectuated the Reverse Stock Split. All shares of Series F Preferred Stock have been converted into shares of common stock.

The net proceeds to the Company from the April 2021 Private Placement were approximately $4,200, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company used approximately $3,200 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of $19,154 immediately prior to such redemption. In addition, the Company used $1,000 of the net proceeds for working capital purposes.

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

The net proceeds to the Company from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company used $5,000 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of approximately $21,700 immediately prior to such redemption. In addition, the Company used approximately $1,700 of the net proceeds for working capital purposes.

On August 5, 2021, the Company entered into a securities purchase agreement (the “First August 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the First August 2021 Purchase Agreement, the Company agreed to sell in a registered direct offering, 1,383,162 shares of the Company’s common stock, to the purchasers at an offering price of $2.6425 per share and associated warrant (the “First August 2021 Registered Direct Offering”). Pursuant to the First August 2021 Purchase Agreement, in a concurrent private placement (together with the First August 2021 Registered Direct Offering, the “First August 2021 Offerings”), the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 691,581 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the First August 2021 Registered Direct Offering (the “First August 2021 Warrants”). The First August 2021 Warrants are exercisable at an exercise price of $2.58 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

On August 22, 2021, the Company entered into a securities purchase agreement (the “Second August 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the Second August 2021 Purchase Agreement, the Company agreed to sell in a registered direct offering, 1,360,478 shares of the Company’s common stock, to the purchasers at an offering price of $2.10 per share and associated warrant (the “Second August 2021 Registered Direct Offering”). Pursuant to the Second August 2021 Purchase Agreement, in a concurrent private placement (together with the Second August 2021 Registered Direct Offering, the “Second August 2021 Offerings”, and the Second August 2021 Offerings together with the First August 2021 Offerings, the “August 2021 Offerings”), the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 680,239 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the Second August 2021 Registered Direct Offering (the “Second August 2021 Warrants”). The Second August 2021 Warrants are exercisable at an exercise price of $2.04 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds to the Company from the August 2021 Offerings were approximately $5,683, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the First August 2021 Offerings together with other cash on hand to redeem $3,281 of the Jackson Note, which had an outstanding principal amount of approximately $16,730 immediately prior to such redemption.

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

The Novel Coronavirus Disease 2019 (“COVID-19”), is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients. As a result, we are subject to the plans and approaches of our clients to work during this period. This includes whether they support remote working when they have decided to close their facilities. To the extent that our clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, we would no longer generate revenue and profit from that client. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where we had declines in revenues during Fiscal 2020. The economic downturn has resulted in a strong recovery in permanent placement business (or direct hire) over temporary contracting. As the anticipated return to work following the end of the stimulus check program has been slower than expected, the Company has concentrated on meeting this direct hire need, principally in the Professional Staffing Business Streams.

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

In addition, the Buyer agreed to assume certain liabilities related to the Assets. The purchase price in connection with the firstPRO Transaction was $3,300, of which (a) $1,220 was paid at closing (the “Initial Payment”) and (b) $2,080 was held in a separate escrow account (the “Escrow Funds”), which will be released upon receipt of the forgiveness of the Company’s Paycheck Protection Program loans (the “PPP Loans”) by the U.S. Small Business Administration (the “SBA”). In the event that all or any portion of the PPP Loans is not forgiven by the SBA, all or portion of the Escrow Funds will be used to repay any unforgiven portion of the PPP Loans in full. The firstPRO Transaction closed on September 24, 2020. The consideration of $2,080 was presented as cash in escrow in the Company’s consolidated balance sheet due to the escrow arrangement and restrictions set forth by Jackson. In September 2020, the Company submitted the PPP Loan forgiveness applications to the SBA. All of the PPP Loans have been approved for forgiveness and on July 22, 2021 the Escrow Funds were used to redeem a portion of the Jackson Note.

The Asset Purchase Agreement contains non-competition and non-solicitation provisions customary for agreements of this type. In addition, under the terms of the Asset Purchase Agreement, the Company has agreed to indemnify the Buyer against certain liabilities, subject to certain conditions and limitations as set forth in the Asset Purchase Agreement.

In connection with execution of the Asset Purchase Agreement, the Company and certain of its subsidiaries entered into a Consent Agreement (the “Consent”) with Jackson, a noteholder under our Amended and Restated Note Purchase Agreement, dated September 15, 2017 (the “Existing Note Purchase Agreement”). Under the terms of the Consent and the Certificate of Designation of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”), in consideration for Jackson’s consent to the firstPro Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock subsequent to September 26, 2020, and the Escrow Funds, were agreed to be used to redeem a portion of the Series E Preferred Stock. On September 28, 2020, the Company redeemed 1,300 shares of Series E Convertible Preferred Stock for $1,300 and on July 22, 2021, after conversion of the Series G Preferred Stock to the New Note (as defined herein), the Company redeemed $2,080 of the Jackson Note with the Escrow Funds.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Prior to forgiveness under the PPP, the May 12 Note was to mature two years following the date of issuance of the May 12 Note and included a period for the first ten months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of the May 12 Note, the May 12 Note Borrowers would be required to make 14 monthly payments of principal and interest. The May 12 Note may be prepaid at any time prior to maturity. The May 12 Note provides for customary events of default, including, among others, those relating to breaches of obligations under the May 12 Note, including a failure to make payments, any bankruptcy or similar proceedings involving the May 12 Note Borrowers, and certain material effects on the May 12 Note Borrowers’ ability to repay the May 12 Note. The May 12 Note Borrowers did not provide any collateral or guarantees for the May 12 Note.

On May 25, 2021, the Company was notified by its lender, Affinity Bank, that the May 12 Note, in the amount of $10,000 of principal and $105 in interest, was forgiven in its entirety by the SBA, which was recorded as Other Income as a PPP forgiveness gain.

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

Prior to any forgiveness under the PPP, each of the May 20 Notes was to mature two years following the date of issuance of the May 20 Notes and included a period for the first ten months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers are required to make 14 monthly payments of principal and interest. The May 20 Notes may be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On July 14, 2021, the Company was notified by its lender, Affinity Bank, that the May 20 Notes for the Company’s subsidiaries KRI, LH and SG, in the amounts of $5,443, $1,890 and $2,063, respectively, in principal and $63, $22 and $24, respectively, in interest, were forgiven in their entirety by the SBA, which was recorded as Other Income as a PPP forgiveness gain.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

No impairments to goodwill were recognized during the period ended October 2, 2021. In assessing potential impairment to goodwill, management has made assumptions regarding partial recovery from the COVID-19 pandemic. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated, while failing to achieve growth in future periods as a result of the prolonged impact of COVID-19 pandemic, an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of the reporting units, market declines, changes in discount rates or other conditions could result in a material impairment in the future.

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

The Company has two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenues in Q3 2021 was comprised of $46,168 of temporary contractor revenue and $1,333 of permanent placement revenues compared with $47,177 and $1,463 for Q3 2020 of temporary contractor revenue and permanent placement revenues, respectively. Revenue in Q3 2021 YTD was comprised of $143,274 of temporary contractor revenue and $3,708 of permanent placement revenue, compared with $145,150 and $5,543 in Q3 2020 YTD, respectively. Refer to Note 10 for further details on breakdown by segments.

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

The effective income tax rate was 1.48%, (4.28%), 0.67% and (1.81%) for the period ending Q3 2021, Q3 2020, Q3 2021 YTD and Q3 2020 YTD, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit. The Company may have experienced an IRC Section 382 limitation during 2021, for which it is in process of conducting an analysis to determine the tax consequences of such a limitation.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement (loss) gain of $(315), $422, $(219) and $(348) in Q3 2021, Q3 2020, Q3 2021 YTD and Q3 2020 YTD, associated with its U.S dollar denominated intercompany note.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants the Company has privately placed were estimated using a Black Scholes model. Refer to Note 8 for further details.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard for the fiscal year ending January 1, 2022.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	Q3 2021	Q3 2020	Q3 2021 YTD	Q3 2020 YTD
Numerator:
Net Income (Loss)	$8,713	$(2,641)	$14,873	$(13,401)
Less: Dividends paid to Series A preferred shareholders	—	(31)	—	(93)
Less: Dividends paid to Series E, E-1, G, G-1 preferred shareholders	(83)	(761)	(795)	(2,686)
Less: Deemed dividend	—	—	(1,798)	—
Less: Net income allocated to participating equity	(1,077)	—	(1,763)	—
Net income (loss) available to common shareholders for basic earnings per share	7,553	(3,433)	10,517	(16,180)
Effect of dilutive securities:
Add: Dividends paid to Series E, E-1, G, G-1 preferred shareholders	83		795
Net income (loss) available to commons and preferred shareholders for diluted earnings per share	$7,636		$11,312

Denominator:
Weighted average basic common shares outstanding	10,790,503	1,462,947	7,377,285	1,461,197
Weighted average additional common shares outstanding if preferred shares converted to common shares (if dilutive)	254,342	—	1,037,749	—
Total weighted average common shares outstanding if preferred shares converted to common shares	11,044,845	1,462,947	8,415,034	1,461,197
Effect of dilutive securities:	—		—
Restricted shares	34,259		34,259
Weighted average diluted shares outstanding	11,079,104		8,449,293

Income per common share:
Basic	$0.70	$(2.34)	$1.43	$(11.10)
Diluted	$0.69		$1.34

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including covenants to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect its intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of its organizational documents. The Company is not in compliance with its October 2, 2021 covenants and received a waiver from Midcap.

The balance of the MidCap Facility as of October 2, 2021 and January 2, 2021 was $11,528 and $14,842, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 5 – GOODWILL

The following table provides a roll forward of goodwill:

	October 2, 2021	January 2, 2021
Beginning balance, net	$27,045	$31,049
Accumulated impairment losses	-	(2,969)
Disposition of business	-	(1,577)
Currency translation	(102)	542
Ending balance, net	$26,943	$27,045

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

During the year ended January 2, 2021 the Company changed its measurement date from the first day of the fiscal fourth quarter to the last day of the fiscal year. No impairments to goodwill were recognized during the period ended October 2, 2021.

NOTE 6 – DEBT

	October 2, 2021	January 3, 2021
Jackson Investment Group - related party	$13,449	$33,880
PPP Loans	-	19,395
HSBC Term Loan	1,143	2,094
Total Debt, Gross	14,592	55,369
Less: Debt Discount and Deferred Financing Costs	(235)	(559)
Total Debt, Net	14,357	54,810
Less: Non Current Portion	(433)	(39,943)
Total Current Debt, Net	$13,924	$14,867

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

On July 20, 2021, the Company entered into the July 2021 Purchase Agreement. As the Company’s Series G Preferred Stock was outstanding, it was required to use the proceeds of any sales of equity securities, including the common stock offered in the July 2021 Offerings, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. The Company received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the Jackson Note and paid accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into the New Note (as defined below). The net proceeds to the Company from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company used $5,000 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of approximately $21,700 immediately prior to such redemption.

On July 21, 2021, the Company exchanged its outstanding 6,172 shares of Series G Convertible Preferred Stock (“Series G Preferred Stock”) and 1,561 shares of Series G-1 Convertible Preferred Stock for senior indebtedness by entering into a new 12% Senior Secured Note, in aggregate principal amount of $7,733 (the “New Note”), which amount represented all of the outstanding Series G Preferred Stock, totaling $6,172, and Series G-1 Convertible Preferred Stock, totaling $1,561, held by Jackson as of July 21, 2021, under the Amended Note Purchase Agreement. The New Note was deemed issued pursuant to the Amended Note Purchase Agreement.

Under the terms of the New Note, the Company is required to pay interest on the New Note at a per annum rate of 12%, in cash only, accruing from and after the date of the New Note and until the entire principal balance of the New Note shall have been repaid in full, and on and at all times during which the “Default Rate” (as defined in the Amended Note Purchase Agreement) applies, to the extent permitted by law, at a per annum rate of 17%. The entire outstanding principal balance of the New Note is due and payable in full on September 30, 2022. Upon an Event of Default (as defined in the Amended Note Purchase Agreement), the principal of the New Note and all accrued and unpaid interest thereon may be accelerated and declared or otherwise become due and payable in accordance with the terms of the Amended Note Purchase Agreement.

On August 5, 2021, the Company entered into the First August 2021 Purchase Agreement. The net proceeds to the Company from the First August 2021 Offerings were approximately $3,217, after deducting placement agent fees and offering expenses payable by the Company. The Company used a portion of the net proceeds from the First August 2021 Offerings together with other cash on hand to redeem $3,281 of the Jackson Note, which had an outstanding principal amount of approximately $16,730 immediately prior to such redemption.

The entire outstanding principal balance of the Jackson Note shall be due and payable on September 30, 2022. The debt represented by the Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017.

The Amended Note Purchase Agreement includes certain customary financial covenants, including a leverage ratio covenant and a minimum adjusted EBITDA covenant. Delivery of financial covenants commenced with the fiscal month ending March 2021. The Company is not in compliance with its October 2, 2021 covenants and received a waiver from Jackson.

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

Under the terms of the Consent and the Series E Certificate of Designation, in consideration for Jackson’s consent to the firstPRO Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock, and the Escrow Funds, subject to the forgiveness of PPP Loan, were agreed to be used to redeem a portion of the Series E Preferred Stock. As this provision results in a contingent redemption feature, approximately $2,100 of the Series E Preferred Stock was reclassified to mezzanine equity during the year ended January 2, 2021. On July 22, 2021, after conversion of the Series G Preferred Stock to the New Note, the Company redeemed $2,080 of the Jackson Note using the Escrow Funds.

Lastly, under the terms of the Limited Consent and Waiver with Jackson dated February 5, 2021, it was agreed that to the extent that any of the PPP Loans are forgiven after the February 2021 Offering, Jackson may convert the Series E Convertible Preferred Stock and Series E-1 Convertible Preferred Stock that remains outstanding into a secured note that is substantially similar to the Jackson Note. As this provision results in a contingent redemption feature, approximately $4,100 of the Series E Preferred Stock was reclassified to mezzanine equity. The Company assessed the fair value of the instrument just before and after this modification and recorded a deemed dividend totaling $389 upon remeasurement of the Series E Preferred Stock.

Series G Preferred Stock – Related Party

On May 6, 2021, the Company, entered into an Exchange Agreement with Jackson (the “Exchange Agreement”), pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock and 1,493 shares of the Series E-1 Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Convertible Preferred Stock and Series G-1 Convertible Preferred Stock, respectively (collectively, the “Series G Preferred Stock” and the transaction, the “Exchange”). The Series G Preferred Stock is subject to the same terms stated in the Limited Waiver, as defined herein and described in Note 8.

The Series G Preferred Stock ranks senior to each of the Company’s common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, and any other classes and series of stock of the Company now or hereafter authorized, issued or outstanding, which by their terms expressly provide that they are junior to the Series G Preferred Stock or which do not specify their rank (which includes the Series F Convertible Preferred Stock). Each share of Series G Preferred Stock is initially convertible into 1,000 shares of common stock at any time from and after, (i) with respect to the Series G Preferred Stock, the earlier of October 31, 2022 or the occurrence of a default and, (ii) with respect to the Series G-l Convertible Preferred Stock, October 31, 2020. A holder of Series G Preferred Stock is not required to pay any additional consideration in exchange for conversion of the Series G Preferred Stock into the Company’s common stock.

The Series G Preferred Stock carries monthly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance (plus any accrued dividends with respect to the Series E Preferred Stock unpaid as of the date of the Exchange) and (ii) 17% after the occurrence of a default, and (b) a dividend payable in shares of Series G-1 Convertible Preferred Stock. The shares of Series G-1 Convertible Preferred Stock have all the same terms, preferences and characteristics as the Series G Preferred Stock (including, without limitation, the right to receive cash dividends), except Series G-1 Convertible Preferred Stock are mandatorily redeemable by the Company within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or September 30, 2022, for a cash payment equal to the liquidation value plus any accrued and unpaid dividends thereon.

On July 20, 2021, the Company entered into the July 2021 Purchase Agreement. As the Company’s Series G Preferred Stock was outstanding, it was required to use the proceeds of any sales of equity securities, including the common stock offered in the July 2021 Registered Direct Offering, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. The Company received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the Jackson Note, and paid accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into the New Note. While under the terms of the Certificate of Designation governing the Series G Preferred Stock and Series G-1 Preferred Stock, 6,172,000 shares and 1,561,000 shares of common stock were issuable upon the conversion of Series G Preferred Stock and Series G-1 Preferred Stock, respectively, the shares of Series G Preferred Stock and Series G-1 Convertible Preferred Stock were not converted to common stock and instead were converted on July 21, 2021 to debt.

As of October 2, 2021, there were no shares of Series G or Series G-1 Convertible Preferred Stock outstanding.

HSBC Loan

On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000.

NOTE 7 – LEASES

As of October 2, 2021 and January 2, 2021, as a result of the adoption of ASC 842, the Company recorded a right of use (“ROU”) lease asset of approximately $5,889 with a corresponding lease liability of approximately $5,830 and ROU of approximately $3,432 with a corresponding lease liability of approximately $3,437, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

In September 2021, the Company entered into a new lease agreement for an office lease in New York for a term of 8 years. This resulted in increases to right of use assets and lease liabilities of $2,735.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Quantitative information regarding the Company’s leases for the period ended October 2, 2021 is as follows:

Lease Cost	Classification	Q3 2021 YTD
Operating lease cost	SG&A Expenses	1,051

Other information
Weighted average remaining lease term (years)	4.0
Weighted average discount rate	6.7%

Future Lease Payments
2021	$361
2022	1,010
2023	1,134
2024	935
2025	839
Thereafter	2,966
$7,245
Less: Imputed Interest	1,415
5,830

Leases - Current	1,129
Leases - Non Current	4,701

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

NOTE 8 – EQUITY

Common Stock

The Company issued the following shares of common stock during the nine-month period ended October 2, 2021:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Equity Raise	8,585,319	$30,315	$2.10	$5.40
Preferred Series F Conversion	1,304,901	4,107	3.15	3.15
Consultants	1,667	3	1.84	1.84
Preferred Series A Conversion	4,504	-	-	-
Employees	50,835	275	5.40	5.40
Board and Committee members	936	5	5.16	5.16
Long-term incentive plan	25,835	133	5.16	5.16
	9,973,997	$34,838

The Company issued the following shares of common stock during the nine-month period ended September 26, 2020:

Shares issued to/for:	Number of Common Shares Issued	Fair Value of Shares Issued	Fair Value at Issuance (minimum and maximum per share)
Jackson Investment Group	83,334	$324	$2.16	$5.52
Preferred Series A Conversion	2,703	-	-	-
Consultants	2,500	18	7.32	7.32
Board and Committee members	2,800	11	3.36	5.10
	91,337	$353

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

The net proceeds to the Company from the April 2021 Private Placement were approximately $4,200, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company used $3,200 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of $19,154 as of April 21, 2021. In addition, the Company used $1,000 of the net proceeds for working capital purposes. This transaction has been accounted for in Q2 2021 YTD.

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

Series G Preferred Stock – Related Party

On May 6, 2021, the Company, entered into the Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock, and 1,493 shares of the Series E-1 Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Convertible Preferred Stock and Series G-1 Convertible Preferred Stock. The Series G Convertible Preferred Stock is subject to the same terms stated in the Limited Waiver, as described above in “February 2021 Offering” in this Note 8.

The Series G Preferred Stock ranks senior to each of the Company’s common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, and any other classes and series of stock of the Company now or hereafter authorized, issued or outstanding, which by their terms expressly provide that they are junior to the Series G Preferred Stock or which do not specify their rank (which includes the Series F Convertible Preferred Stock). Each share of Series G Preferred Stock is initially convertible into 1,000 shares of common stock at any time from and after, (i) with respect to the Series G Preferred Stock, the earlier of October 31, 2022 or the occurrence of a default and, (ii) with respect to the Series G-l Convertible Preferred Stock, October 31, 2020. A holder of Series G Preferred Stock is not required to pay any additional consideration in exchange for conversion of the Series G Preferred Stock into the Company’s common stock.

The Series G Preferred Stock carries monthly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance (plus any accrued dividends with respect to the Series E Preferred Stock unpaid as of the date of the Exchange) and (ii) 17% after the occurrence of a default, and (b) a dividend payable in shares of Series G-1 Convertible Preferred Stock. The shares of Series G-1 Convertible Preferred Stock have all the same terms, preferences and characteristics as the Series G Preferred Stock (including, without limitation, the right to receive cash dividends), except Series G-1 Convertible Preferred Stock are mandatorily redeemable by the Company within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or September 30, 2022, for a cash payment equal to the liquidation value plus any accrued and unpaid dividends thereon.

The Series G Preferred Stock shall vote on an “as converted” basis on all matters submitted to the holders of common stock for approval.

While under the terms of the Certificate of Designation governing the Series G Preferred Stock and Series G-1 Preferred Stock, as of July 20, 2021 6,172,000 shares and 1,561,000 shares of common stock were issuable upon the conversion of Series G Preferred Stock and Series G-1 Preferred Stock, respectively, the shares of Series G Preferred Stock and Series G-1 Convertible Preferred Stock were not converted to common stock and instead were converted on July 21, 2021 to current debt.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

July 2021 Registered Direct Offering and Concurrent Private Placement July 2021 Offerings

On July 20, 2021, the company entered into the July 2021 Purchase Agreement with certain institutional investors. Pursuant to the July 2021 Purchase Agreement, the Company sold in the July 2021 Registered Direct Offering, 2,199,132 shares of the Company’s common stock to the investors at an offering price of $3.45 per share and associated warrant. In the concurrent July 2021 Private Placement, the Company sold to the same investors unregistered warrants (the “July 2021 Warrants”) to purchase up to an aggregate of 1,099,566 shares of common stock, representing 50% of the shares of common stock sold in the July 2021 Registered Direct Offering. The July 2021 Warrants are exercisable at an exercise price of $3.80 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and other estimated offering expenses payable by the Company. While the Company’s Series G Preferred Stock was outstanding, it was required to use the proceeds of any sales of equity securities, including the common stock offered in the July 2021 Registered Direct Offering, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. The Company received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the Jackson Note, which at the time had an outstanding principal amount of $16,077, and to pay accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into the New Note.

Pursuant to the engagement letter entered into on December 21, 2020 (as amended, the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the July 2021 Offerings, the Company paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the July 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the July 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $85 and $13 for clearing expenses. Additionally, the Company issued to Wainwright or its designees as compensation warrants to purchase up to 164,935 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the July 2021 Registered Direct Offering (the “July 2021 Wainwright Warrants”). The July 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the July 2021 Registered Direct Offering and an exercise price of $4.3125 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the July 2021 Registered Direct Offering). The July 2021 Offerings closed on July 23, 2021.

Jackson Consent

In connection with the July 2021 Offerings, on July 22, 2021 the Company entered into a limited consent with Jackson whereby, among other things, Jackson agreed that the Company could effect the July 2021 Offerings and use $5,000 of the net proceeds thereof to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the Jackson Note, notwithstanding certain provisions of the certificate of designation for the Series G Preferred Stock (the “Series G Certificate of Designation”) that would have required the Company to use all the proceeds from the July 2021 Offerings to redeem the Series G Preferred Stock.

Conversion of Series G Convertible Preferred Stock into Senior Debt

On July 21, 2021, the Company exchanged its 6,172 shares of Series G Convertible Preferred Stock and 1,561 shares of Series G-1 Convertible Preferred Stock for senior indebtedness by entering into the New Note, in aggregate principal amount of $7,733 (the “New Note”), which amount represented all of the outstanding Series G Preferred Stock totaling $6,172 and Series G-1 Convertible Preferred Stock totaling $1,561 held by Jackson as of July 21, 2021, under the Note Purchase Agreement. The New Note was deemed issued pursuant to the Amended Note Purchase Agreement.

Under the terms of the New Note, the Company is required to pay interest on the New Note at a per annum rate of 12%, in cash only, accruing from and after the date of the New Note and until the entire principal balance of the New Note shall have been repaid in full, and on and at all times during which the “Default Rate” (as defined in the Amended Note Purchase Agreement) applies, to the extent permitted by law, at a per annum rate of 17%. The entire outstanding principal balance of the New Note is due and payable in full on September 30, 2022. Upon an Event of Default (as defined in the Amended Note Purchase Agreement), the principal of the New Note and all accrued and unpaid interest thereon may be accelerated and declared or otherwise become due and payable in accordance with the terms of the Amended Note Purchase Agreement.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

First August 2021 Registered Direct Offering and Concurrent Private Placement

On August 5, 2021, the Company entered into the First August 2021 Purchase Agreement with certain institutional investors. Pursuant to the First August 2021 Purchase Agreement, the Company agreed to sell, in a registered direct offering, 1,383,162 shares of the Company’s common stock to the purchasers at an offering price of $2.6425 per share and associated warrant. Pursuant to the First August 2021 Purchase Agreement, in a concurrent private placement, the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 691,581 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the First August 2021 Registered Direct Offering. The First August 2021 Warrants are exercisable at an exercise price of $2.58 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

Pursuant to the Engagement Letter, Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the First August 2021 Offerings. The Company paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the First August 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the First August 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $50 and $13 for clearing expenses. Additionally, the Company issued to Wainwright or its designees as compensation warrants to purchase up to 103,737 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the First August 2021 Registered Direct Offering (the “First August 2021 Wainwright Warrants”). The First August 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the First August 2021 Registered Direct Offering and an exercise price of $3.3031 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the First August 2021 Registered Direct Offering). The First August 2021 Offerings closed on August 9, 2021.

The net proceeds to the Company from the First August 2021 Offerings were approximately $3,217, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the First August 2021 Offerings together with other cash on hand to redeem $3,281 of the Jackson Note, which had an outstanding principal amount of approximately $16,730 immediately prior to such redemption.

Second August 2021 Registered Direct Offering and Concurrent Private Placement

On August 22, 2021, the Company entered into the Second August 2021 Purchase Agreement with certain institutional investors. Pursuant to the Second August 2021 Purchase Agreement, the Company agreed to sell, in a registered direct offering, 1,360,478 shares of the Company’s common stock to the purchasers at an offering price of $2.10 per share and associated warrant. Pursuant to the Second August 2021 Purchase Agreement, in a concurrent private placement, the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 680,239 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the Second August 2021 Registered Direct Offering. The Second August 2021 Warrants are exercisable at an exercise price of $2.04 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

Pursuant to the Engagement Letter, Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the Second August 2021 Offerings. The Company paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the Second August 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the Second August 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $50 and $13 for clearing expenses. Additionally, the Company issued to Wainwright or its designees as compensation warrants to purchase up to 102,036 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the Second August 2021 Registered Direct Offering (the “Second August 2021 Wainwright Warrants”). The Second August 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the August 2021 Registered Direct Offering and an exercise price of $2.625 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the Second August 2021 Registered Direct Offering). The Second August 2021 Offerings closed on August 22, 2021.

The net proceeds to the Company from the Second August 2021 Offerings were approximately $2,466, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used all proceeds for working capital purposes.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan and 2020 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of October 2, 2021, the Company has issued a total of 34,259 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $5, $61, $323 and $227, for the periods ended Q3 2021, Q3 2020, Q3 2021 YTD and Q3 2020 YTD, respectively.

Stock Options

The Company recorded share-based payment expense of $6, $7, $19 and $20 for the periods ended Q3 2021, Q3 2020, Q3 2021 YTD and Q3 2020 YTD, respectively.

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

In the periods ended Q3 2021 YTD and Q3 2020 YTD, the Company paid $0 and $0, respectively, in dividends to its Series A Preferred Stockholders. On January 21, 2020, the Company converted the shares of Series A Preferred Stock awarded to Mr. Briand into 2,703 shares of common stock. On January 8, 2021, the Company converted the shares awarded to Mr. Flood into 4,504 shares of common stock. The Company has $125 and $62 of dividends payable to Series A Preferred Stockholders at the end of Q3 2021 YTD and Q3 2020 YTD, respectively.

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

On May 6, 2021, the Company, entered into the Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock, and 1,493 shares of the Series E-1 Convertible Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Preferred Stock and Series G-1 Convertible Preferred Stock. As of October 2, 2021, 0 shares and 0 shares of Series E Preferred Stock and Series E-1 Preferred Stock were outstanding, respectively.

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

On January 8, 2021, the Company issued 25,834 shares to the remaining 50% of eligible employees in good standing on December 31, 2020. The remaining shares available in this plan expired. The Company recognized share based expense of approximately $0, $71, $4 and $213 in Q3 2021, Q3 2020, Q3 2021 YTD and Q3 2020 YTD in connection with these awards.

2020 Omnibus Incentive Plan

On June 30, 2020, the Board approved the 2020 Omnibus Incentive Plan (the “2020 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 125,000 shares of common stock are reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On September 29, 2020, our stockholders approved the 2020 Plan. As of October 2, 2021, we had issued 8,719 shares and options to purchase shares of common stock pursuant to the 2020 Plan, therefore leaving 116,281 shares remaining under the 2020 Plan. The 2020 Plan will terminate on June 30, 2030.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and filed their opening brief on April 21, 2021. Plaintiff filed her response brief on May 21, 2021, and Defendants replied on June 11, 2021. As of the date of this filing, the appeal remains pending.

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

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part. The Court rejected Whitaker’s procedural arguments, but granted the motion on substantive grounds. However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020. Monroe and the Company filed a letter of motion for leave to amend and a proposed Amended Complaint on December 1, 2020. On January 5, 2021, Whitaker filed an opposition to the letter motion. On January 25, 2021, Monroe and the Company filed a reply in further support of the letter motion. On March 9, 2021, the Court granted Monroe and the Company’s motion for leave to amend, in part, and denied the motion, in part. The Court rejected Monroe and the Company’s claim for fraudulent inducement, but granted the motion for leave to amend their breach of contract claim. Monroe and the Company filed their amended complaint on March 12, 2021. On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. On May 14, 2021, Monroe and the Company filed an opposition to the motion to dismiss. On June 21, 2021, Whitaker filed a reply in further support of the motion. The Court referred the case to Magistrate Judge Moses, who held oral argument on the motion on November 9, 2021. Whitaker’s renewed motion to dismiss remains pending.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 10 – SEGMENTS

The Company generated revenue and gross profit by segment as follows:

	Q3 2021	Q3 2020	Q3 2021 YTD	Q3 2020 YTD
Commercial Staffing - US	$29,601	$28,708	$88,240	$79,992
Professional Staffing - US	4,536	5,188	12,215	19,778
Professional Staffing - UK	13,364	14,744	46,527	50,923
Total Revenue	$47,501	$48,640	$146,982	$150,693

Commercial Staffing - US	$5,195	$4,642	$15,422	$12,552
Professional Staffing - US	1,200	1,664	3,146	6,598
Professional Staffing - UK	3,229	2,017	8,090	7,375
Total Gross Profit	$9,624	$8,323	$26,658	$26,525

Selling, general and administrative expenses	$(8,463)	$(9,391)	$(25,811)	$(28,609)
Depreciation and amortization	(688)	(768)	(2,122)	(2,312)
Impairment of goodwill	—	—	-	(2,969)
Interest expense and amortization of debt discount and deferred financing costs	(1,006)	(1,746)	(3,432)	(6,277)
Re-measurement (loss) gain on intercompany note	(315)	442	(219)	(348)
Gain on business sale	—	220	—	220
PPP forgiveness gain	9,504	—	19,609	—
Other income, net	188	161	292	122
Income (Loss) Before (Provision for) Benefit From Income Tax	$8,844	$(2,759)	$14,975	$(13,648)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Q3 2021
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$147	$328	$858	$1,333
Temporary Revenue	29,454	4,208	12,506	46,168
Total	$29,601	$4,536	$13,364	$47,501

	Q3 2020
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$171	$600	$692	$1,463
Temporary Revenue	28,537	4,588	14,052	47,177
Total	$28,708	$5,188	$14,744	$48,640

	Q3 2021 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$290	$851	$2,567	$3,708
Temporary Revenue	87,950	11,364	43,960	143,274
Total	$88,240	$12,215	$46,527	$146,982

	Q3 2020 YTD
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$281	$2,676	$2,586	$5,543
Temporary Revenue	79,711	17,102	48,337	145,150
Total	$79,992	$19,778	$50,923	$150,693

As of October 2, 2021 and January 2, 2021, the Company has assets in the U.S. and the U.K. as follows:

	October 2, 2021	January 2,
	2021	2021
United States	$71,438	$74,371
United Kingdom	7,646	12,514
Total Assets	$79,084	$86,884

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

In addition to the shares of Series G Preferred Stock and Series G-1 Convertible Preferred Stock and notes issued to Jackson, the following are other related party transactions:

Board and Committee Members

On July 29, 2021, the Board of the Company appointed Vincent Cebula to the Board as a Class I director, to fill a vacancy as a result of the increase in the size of the Board from five to six persons.

The Company had the following activity with its Board and Committee Members:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

	Q3 2021 YTD				Q3 2020 YTD
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$63	234	$1	$2	$56	700	$3	$10
Jeff Grout	63	234	1	2	56	700	3	10
Nick Florio	63	234	1	2	56	700	3	10
Alicia Barker	-	234	1	2	-	700	3	4
Vincent Cebula	17	-	-	-	-	-	-	-
	$206	$936	$4	$8	$168	$2,800	$12	$34

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Q3 2021 YTD	Q3 2020 YTD
Cash paid for:
Interest	$3,507	$6,417
Income taxes	396	—

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$5,234	$6,017
Shares issued to Jackson Investment Group	—	324
Dividends accrued to related parties	795	596
Deemed Dividend	1,798	—
Acquisition of Right of Use Assets	2,735	—
Conversion of Series E Preferred Stock – Related Party	6,172	—
Conversion of Series E-1 Preferred Stock – Related Party	1,493	—
Conversion of Series G Preferred Stock – Related Party to debt	6,172	—
Conversion of Series G-1 Preferred Stock – Related Party to debt	1,561	—

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS

November 2021 Concurrent Private Placement

On October 28, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of 4,683,547 shares of common stock, par value $0.00001 per share or pre-funded warrants to purchase shares of common stock, and warrants to purchase up to 4,683,547 shares of common stock, with an exercise price of $1.85 per share (the “November 2021 Private Placement”). The warrants were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock (or pre-funded warrant) and one associated warrant was $1.975.

Pursuant to the Engagement Letter, Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the November 2021 Private Placement. The Company paid Wainwright a total cash fee equal to 7.5% of the aggregate gross proceeds of the November 2021 Private Placement and a management fee equal to 1.0% of the gross proceeds of the November 2021 Private Placement, and additionally reimbursed Wainwright for a non-accountable expense allowance of $35. In addition, the Company issued to Wainwright or its designees warrants (the “November 2021 Wainwright Warrants”) to purchase up to 351,266 shares of common stock at an exercise price equal to $2.4688. The November 2021 Wainwright Warrants were exercisable immediately upon issuance and have a term of exercise equal to five years from the commencement of sales under the November 2021 Private Placement.

This placement closed on November 2, 2021 and was announced on November 3, 2021. We used $4,500 of the net proceeds to redeem a portion of the Jackson Note, which had an outstanding principal amount of $13,449 as of October 31, 2021. In addition, the Company intends to use a portion of the net proceeds to pay down a portion of the HSBC debt in the UK and will use any remainder of the net proceeds for working capital purposes.

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

On July 27, 2021, we received a letter from Nasdaq notifying us that the Staff had determined that for the previous 18 consecutive business days, from July 1, 2021 to July 27, 2021, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, we have regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

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

On June 11, 2021, we received a letter from the Staff notifying us that the Panel had determined to delist our shares from Nasdaq and that trading in those shares would be suspended effective at the open of business on June 15, 2021 but that due to a procedural issue, the Panel determined not to implement the decision and afforded us an opportunity to make an additional submission for the Panel’s consideration.

On June 28, 2021, we received a letter from the Staff informing us that we had regained compliance with the Rule. As a result, the Panel determined to continue the listing of our securities on Nasdaq. The Panel also determined to impose a Panel Monitor under Listing Rule 5815(d)(4)(A) for a period of one year from the date of the June 28, 2021 letter (the “Monitoring Period”). We are expected to remain in compliance with all of Nasdaq’s continued listing requirements during the Monitoring Period. If at any time during this period we fail to satisfy any continued listing standard, the Staff will issue a Delist Determination Letter, which we may appeal.

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

The net proceeds to us from the February 2021 Offering were approximately $18,100, after deducting placement agent fees and estimated offering expenses payable by us. While our Series E Preferred Stock (as defined herein) is outstanding, we were required to use the proceeds of any sales of equity securities, including the securities offered in the February 2021 Offering, exclusively to redeem any outstanding shares of our Series E Preferred Stock, (as defined herein), subject to certain limitations. On February 12, 2021, we used approximately 75% of the net proceeds from the February 2021 Offering to redeem a portion of the outstanding Second Amended and Restated 12% Senior Secured Note, due September 30, 2022 (the “Jackson Note”) that we issued on October 26, 2020 to Jackson Investment Group LLC (“Jackson”) pursuant to that certain Second Amended and Restated Note Purchase Agreement, dated October 26, 2020, among us, certain of our subsidiaries and Jackson (the “Amended Note Purchase Agreement”), which had an outstanding principal amount of $32,710 as of February 9, 2021, and 25% of the net proceeds from the February 2021 Offering to redeem a portion of our Series E Preferred Stock (as defined herein). Pursuant to the Limited Consent (as defined herein), upon closing of the February 2021 Offering, we redeemed a portion of the Jackson Note with an outstanding principal amount of $13,556 and interest accrued thereon and redeemed 4,518 shares of the Series E Convertible Preferred Stock (“the Series E Convertible Preferred Stock”). Following the redemption of the Series E Convertible Preferred Stock, we had 6,172 shares of Series E Convertible Preferred Stock outstanding with an aggregate stated value of $6,172.

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

Series G Preferred Stock – Related Party

On May 6, 2021, we entered into an Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of our Series E Convertible Preferred Stock, and 1,493 shares of the Series E-1 Convertible Preferred Stock (the “Series E-1 Convertible Preferred Stock” and, together with the Series E Convertible Preferred Stock, the “Series E Preferred Stock”) for an equivalent number of shares of the Company’s newly issued Series G Preferred Stock and Series G-1 Convertible Preferred Stock, respectively. The Series G Preferred Stock is subject to the same terms stated in the Limited Waiver, as described in Note 8.

The Series G Preferred Stock ranks senior to each of our common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, and any other classes and series of our stock now or hereafter authorized, issued or outstanding, which by their terms expressly provide that they are junior to the Series G Preferred Stock or which do not specify their rank (which includes the Series F Preferred Stock). Each share of Series G Preferred Stock was initially convertible into 1,000 shares of common stock at any time from and after, (i) with respect to the Series G Preferred Stock, the earlier of October 31, 2022 or the occurrence of a default and, (ii) with respect to the Series G-1 Convertible Preferred Stock, October 31, 2020. A holder of Series G Preferred Stock is not required to pay any additional consideration in exchange for conversion of the Series G Preferred Stock into the Company’s common stock.

There are no shares of Series G Preferred Stock outstanding as of October 2, 2021.

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

Jackson also entered into a limited waiver with us on February 5, 2021, whereby Jackson agreed that it would not convert any shares of the Series E Convertible Preferred Stock or Series E-1 Convertible Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the February 2021 Offering. Jackson also waived any event of default under the Series E Certificate of Designation and the Jackson Note that would have resulted from us having an insufficient number of authorized shares of common stock to honor conversions of the Series E Convertible Preferred Stock and the exercise of Jackson’s warrants. On April 8, 2021, the Limited Waiver was extended to June 17, 2021 and on May 6, 2021 the Limited Waiver was extended to June 30, 2021.

Jackson Consent

In connection with the July 2021 Offerings (as defined herein), on July 22, 2021 we entered into a limited consent with Jackson whereby, among other things, Jackson agreed that we could effect the July 2021 Offerings and use $5,000 of the net proceeds thereof to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the Jackson Note, notwithstanding certain provisions of the certificate of designation for the Series G Convertible Preferred Stock that would have required us to use all the proceeds from the July 2021 Offerings to redeem the Series G Convertible Preferred Stock.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

PPP loan forgiveness

On July 14, 2021, we were notified by our lender, Affinity Bank, that the PPP loans (the “PPP Loans”) for Key Resources Inc., Lighthouse Placement Services, LLC and Staffing 360 Georgia, LLC, in the amounts of $5,443, $1,890 and $2,063, respectively, in principal and $63, $22 and $24, respectively, in interest, were forgiven in their entirety by the U.S. Small Business Administration (the “SBA”).

In addition to the forgiveness of these loans, we had previously received notification of forgiveness for Monroe Staffing Services, LLC’s (“Monroe”) PPP Loan. In total, we have received full forgiveness of its PPP Loans totaling $19,395 of principal and $214 in interest.

July 2021 Registered Direct Offering and Concurrent Private Placement

On July 20, 2021, we entered into a securities purchase agreement (the “July 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the July 2021 Purchase Agreement, we sold, in a registered direct offering (the “July 2021 Registered Direct Offerings), 2,199,132 shares of our common stock to the investors at an offering price of $3.45 per share and associated warrant. In a concurrent private placement (the “July 2021 Private Placement” and, together with the July 2021 Registered Direct Offering, the “July 2021 Offerings”), we sold to the same investors, unregistered warrants (the “July 2021 Warrants”) to purchase up to an aggregate of 1,099,566 shares of common stock, representing 50% of the shares of common stock sold in the July 2021 Registered Direct Offering. The July 2021 Warrants are exercisable at an exercise price of $3.80 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and other estimated offering expenses payable by us. While our Series G Preferred Stock was outstanding, it was required to use the proceeds of any sales of equity securities, including the common stock offered in the July 2021 Registered Direct Offering, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. We received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the Jackson Note, which at the time had an outstanding principal amount of $16,077 and paid accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into the New Note.

On December 21, 2020, we entered into an engagement letter (as amended, the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as our exclusive placement agent, on a reasonable best-efforts basis, in connection with the July 2021 Offerings. We paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the July 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the July 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $85 and $13 for clearing expenses. Additionally, we issued to Wainwright or its designees as compensation warrants to purchase up to 164,935 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the July 2021 Registered Direct Offering (the “July 2021 Wainwright Warrants”). The July 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the July 2021 Registered Direct Offering and an exercise price of $4.31 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the July 2021 Registered Direct Offering). The July 2021 Offerings closed on July 23, 2021.

Conversion of Series G Convertible Preferred Stock into Senior Debt

On July 21, 2021, we exchanged its 6,172 shares of Series G Convertible Preferred Stock and 1,561 shares of Series G-1 Preferred Stock for senior indebtedness by entering into a new 12% Senior Secured Note, in aggregate principal amount of $7,733 (the “New Note”), which amount represented all of the outstanding Series G Preferred Stock totaling $6,172 and Series G-1 Convertible Preferred Stock totaling $1,561 held by Jackson as of July 21, 2021, under the Amended Note Purchase Agreement. The New Note was deemed issued pursuant to the Amended Note Purchase Agreement.

Under the terms of the New Note, we are required to pay interest on the New Note at a per annum rate of 12%, in cash only, accruing from and after the date of the New Note and until the entire principal balance of the New Note shall have been repaid in full, and on and at all times during which the “Default Rate” (as defined in the Amended Note Purchase Agreement) applies, to the extent permitted by law, at a per annum rate of 17%. The entire outstanding principal balance of the New Note is due and payable in full on September 30, 2022. Upon an Event of Default (as defined in the Amended Note Purchase Agreement), the principal of the New Note and all accrued and unpaid interest thereon may be accelerated and declared or otherwise become due and payable in accordance with the terms of the Amended Note Purchase Agreement.

August 2021 Registered Direct Offering and Concurrent Private Placement

On August 5, 2021, we entered into a securities purchase agreement (the “August 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the August 2021 Purchase Agreement, we agreed to sell, in a registered direct offering, 1,383,162 shares of our common stock to the purchasers at an offering price of $2.6425 per share and associated warrant (the “August 2021 Registered Direct Offering”). Pursuant to the August 2021 Purchase Agreement, in a concurrent private placement (the “August 2021 Private Placement” and, together with the August 2021 Registered Direct Offering, the “August 2021 Offerings”), we also sold to the purchasers unregistered warrants to purchase up to an aggregate of 691,581 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the August 2021 Registered Direct Offering (the “August 2021 Warrants”). The August 2021 Warrants are exercisable at an exercise price of $2.58 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

Pursuant to the Engagement Letter, Wainwright agreed to serve as our exclusive placement agent, on a reasonable best-efforts basis, in connection with the August 2021 Offerings. We paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the August 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the August 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $50 and $13 for clearing expenses. Additionally, we issued to Wainwright or its designees as compensation warrants to purchase up to 103,737 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the August 2021 Registered Direct Offering (the “August 2021 Wainwright Warrants”). The August 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the August 2021 Registered Direct Offering and an exercise price of $3.3031 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the August 2021 Registered Direct Offering). The August 2021 Offerings closed on August 9, 2021.

The net proceeds to us from the August 2021 Offerings were approximately $3,217, after deducting placement agent fees and estimated offering expenses payable by us. We used a portion of the net proceeds from the First August 2021 Offerings together with cash on hand to redeem $3,281 of the Jackson Note, which had an outstanding principal amount of approximately $16,730 immediately prior to such redemption.

Second August 2021 Registered Direct Offering and Concurrent Private Placement

On August 22, 2021, we entered into a securities purchase agreement (the “Second August 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the Second August 2021 Purchase Agreement, the Company agreed to sell, in a registered direct offering (the “Second August 2021 Registered Direct Offering”), 1,360,478 shares of our common stock to the purchasers at an offering price of $2.10 per share and associated warrant. Pursuant to the Second August 2021 Purchase Agreement, in a concurrent private placement (the “Second August 2021 Private Placement” and, together with the Second August 2021 Registered Direct Offering, the “Second August 2021 Offerings”), we also sold to the purchasers unregistered warrants (the “Second August 2021 Warrants”) to purchase up to an aggregate of 680,239 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the Second August 2021 Registered Direct Offering. The Second August 2021 Warrants are exercisable at an exercise price of $2.04 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

Pursuant to the Engagement Letter, Wainwright agreed to serve as our exclusive placement agent, on a reasonable best-efforts basis, in connection with the Second August 2021 Offerings. We paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the Second August 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the Second August 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $50 and $13 for clearing expenses. Additionally, we issued to Wainwright or its designees as compensation warrants to purchase up to 102,036 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the Second August 2021 Registered Direct Offering (the “Second August 2021 Wainwright Warrants”). The Second August 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the August 2021 Registered Direct Offering and an exercise price of $2.625 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the Second August 2021 Registered Direct Offering). The Second August 2021 Offerings closed on August 22, 2021.

The net proceeds to us from the Second August 2021 Offerings were approximately $2,466, after deducting placement agent fees and estimated offering expenses payable by us. We used all proceeds for working capital purposes.

November 2021 Private Placement

On October 28, 2021, we entered into a securities purchase agreement (the “November 2021 Purchase Agreement”) with certain institutional and accredited investors for the issuance and sale, in a private placement, of 4,683,547 shares of common stock, par value $0.00001 per share, or pre-funded warrants to purchase shares of common stock, and warrants (the “November 2021 Warrants”) to purchase up to 4,683,547 shares of common stock, with an exercise price of $1.85 per share (the “November 2021 Private Placement”). The November 2021 Warrants were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock (or pre-funded warrant) and one associated warrant was $1.975.

Pursuant to the Engagement Letter, Wainwright agreed to serve as our exclusive placement agent, on a reasonable best-efforts basis, in connection with the November 2021 Private Placement. We paid Wainwright a total cash fee equal to 7.5% of the aggregate gross proceeds of the November 2021 Private Placement and a management fee equal to 1.0% of the gross proceeds of the November 2021 Private Placement, and additionally reimbursed Wainwright for a non-accountable expense allowance of $35. In addition, we issued to Wainwright or its designees warrants (the “November 2021 Wainwright Warrants”) to purchase up to 351,266 shares of common stock at an exercise price equal to $2.4688. The November 2021 Wainwright Warrants were exercisable immediately upon issuance and have a term of exercise equal to five years from the commencement of sales under the November 2021 Private Placement.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Business Streams. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. Since November 2013, we have completed ten acquisitions.

For the nine-month periods ended October 2, 2021 and September 26, 2020

	Q3 2021 YTD	% of Revenue	Q3 2020 YTD	% of Revenue	Growth
Revenue	$146,982	100.0%	$150,693	100.0%	(2.5)%
Cost of revenue	120,324	81.9%	124,168	82.4%	(3.1)%
Gross profit	26,658	18.1%	26,525	17.6%	0.5%
Operating expenses	27,933	19.0%	33,890	22.5%	(17.6)%
Loss from operations	(1,275)	(0.9)%	(7,365)	(4.9)%	(82.7)%
Other income (expenses)	16,250	11.1%	(6,283)	(4.2)%	(358.6)%
Provision for (Benefit from) income taxes	(102)	(0.1)%	247	0.2%	(140.9)%
Net income (loss)	$14,873	10.1%	$(13,401)	(8.9)%	(211.0)%

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

Revenue

For Q3 2021 YTD, revenue decreased by 2.5% to $146,982 as compared with $150,693 for Q3 2020 YTD. Of that decline, $7,457 was attributable to organic revenue decline, partially offset by $3,746 of favorable foreign currency translation. Within organic revenue, temporary contractor revenue declined $5,410 and permanent placement declined $2,047. The sale of firstPRO in September 2020 resulted in zero months of revenue for Q3 2021 YTD versus revenue of $7,688 for the nine months in Q3 2020 YTD.

Revenue in Q3 2021 YTD was comprised of $143,274 of temporary contractor revenue and $3,708 of permanent placement revenue, compared with $145,150 and $5,543 for Q3 2020 YTD, respectively.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q3 2021 YTD, cost of revenue was $120,324, a decrease of 3.1% from $124,168 in Q3 2020 YTD, compared with revenue decline of 2.5%.

Gross Profit for Q3 2021 YTD was $26,658, an increase from $26,525 for Q3 2020 YTD or 0.5%. The $133 increase in gross profit was driven by $1,673 of organic increase, $1,359 in CARES Act benefits, $56 in increased benefits from Workers Compensation and $659 of favorable foreign currency translation partially offset by and the inactivity of, firstPRO in Q3 2021 YTD as compared with $3,614 of gross profit from firstPRO in Q3 2020 YTD. The gross margin for Q3 2021 YTD and Q3 2020 YTD was 18.1% and 17.6%, respectively.

Total Operating Expenses

Total Operating Expenses for Q3 2021 YTD were $27,935, a decrease of 17.6% from $33,890 for Q3 2020 YTD. The decrease in operating expenses was driven by selling, general and administrative expenses reductions, zero months of activity for firstPRO, $2,969 in goodwill impairment in 2020, lower variable costs and savings attributable to synergies within the subsidiaries, and cost savings initiatives.

Total Other Income (Expenses), net

Total Other Income (Expenses), net for Q3 2021 YTD were $16,250, as compared to $(6,283) total other (expenses) income, net in Q3 2020 YTD. The increase was attributable to other income which includes the forgiveness of the May 12 Note in the amount of $19,395 of principal and $214 in interest in its entirety, $170 in other income, $2,845 in interest expense and amortization of debt discount and deferred financing costs and $129 from re-measuring our intercompany note offset by $220 from the gain on business sale.

For the three-month periods ended October 2, 2021 and September 26, 2020

	Q3 2021	% of Revenue	Q3 2020	% of Revenue	Growth
Revenue	$47,501	100.0%	$48,640	100.0%	(2.3)%
Direct cost of revenue	37,877	79.7%	40,317	82.9%	(6.1)%
Gross profit	9,624	20.3%	8,323	17.1%	15.6%
Operating expenses	9,151	19.3%	10,159	20.9%	(9.9)%
Loss from operations	473	1.0%	(1,836)	(3.8)%	(125.8)%
Other income (expenses)	8,371	17.6%	(923)	(1.9)%	(1006.9)%
(Provision for) Benefit from income taxes	(131)	(0.3)%	118	0.2%	(211.0)%
Net income (loss)	$8,713	18.3%	$(2,641)	(5.4)%	(429.9)%

Revenue

For Q3 2021, revenue decreased by 2.3% to $47,501, as compared with $48,640 for Q3 2020. Of that decrease, $1,972 was attributable to organic revenue decrease and $833 to favorable foreign currency translation. Within organic revenue, temporary contractor revenue declined $1,788 and permanent placement declined $184. The sale of firstPRO in September 2020 resulted in zero months of revenue for Q3 2021 as compared with revenue of $1,938 for the three months in Q3 2020.

Revenue in Q3 2021 was comprised of $46,168 of temporary contractor revenue and $1,333 of permanent placement revenue, compared with $47,177 and $1,463 for Q3 2020, respectively.

Cost of Revenue

Cost of Revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Q3 2021, Cost of Revenue was $37,877, a decrease of 6.1 % from $40,317 in Q3 2020, in line with the revenue decline of 2.3%.

Gross Profit

Gross Profit for Q3 2021 was $9,624, representing an increase of 15.6% as compared with $8,323 in Q3 2020. The $1,301 increase in gross profit was driven by $1,727 of organic growth, $225 in CARES Act benefit and $200 of favorable foreign currency translation, partially offset by the inactivity of firstPRO in Q3 2021, as compared with three months of firstPRO activity totaling $851 in Q3 2020.

Operating Expenses

Operating Expenses for Q3 2021 were $9,151, a decrease of 9.9% as compared with $10,159 for Q3 2020. The decrease in operating expenses included a decrease in salaries and wages and reduction in non-recurring costs, legal, and other costs associated with refinancing/acquisitions efforts.

Total Other Income (Expenses), net

Total Other Income (Expenses), net for Q3 2021 was $8,371, as compared with $(923) in Q3 2020. This swing was attributable to the forgiveness of the May 12 Note in the amount of $9,395 of principal and $109 in interest in its entirety, $740 from interest expense and amortization of debt discount offset by deferred financing costs $(757) from remeasuring the Company’s intercompany note and $(193) of change in other income, respectively.

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

We present the following non-GAAP financial measure and KPIs in this report:

Revenue and Gross Profit by Sector

We use this KPI to measure our mix of Revenue and respective profitability between its two main lines of business due to their differing margins. For clarity, these lines of business are not our operating segments, as this information is not currently regularly reviewed by the chief operating decision maker to allocate capital and resources. Rather, we use this KPI to benchmark us against the industry.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

The following table details Revenue and Gross Profit by Sector:

	Q3 2021	Mix	Q3 2020	Mix	Q3 2021 YTD	Mix	Q3 2020 YTD	Mix
Commercial Staffing - US	$29,601	62%	$28,708	59%	$88,240	60%	$79,992	53%
Professional Staffing - US	4,536	10%	5,188	11%	12,215	8%	19,778	13%
Professional Staffing - UK	13,364	28%	14,744	30%	46,527	32%	50,923	34%
Total Revenue	$47,501		$48,640		$146,982		$150,693

Commercial Staffing - US	$5,195	54%	$4,642	56%	$15,422	58%	$12,552	47%
Professional Staffing - US	1,200	12%	1,664	20%	3,146	12%	6,598	25%
Professional Staffing - UK	3,229	34%	2,017	24%	8,090	30%	7,375	28%
Total Gross Profit	$9,624		$8,323		$26,658		$26,525

Commercial Staffing - US	17.5%		16.2%		17.4%		15.7%
Professional Staffing - US	26.5%		32.1%		25.8%		33.4%
Professional Staffing - UK	24.2%		13.7%		17.4%		14.5%
Total Gross Margin	20.3%		17.1%		18.1%		17.6%

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

	QTD	PY QTD	YTD	PY YTD	Trailing Twelve Months Q3 2021 YTD	Trailing Twelve Months Q3 2020 YTD
Net (loss) income	8,713	(2,641)	14,873	(13,401)	12,632	(15,945)

Interest expense and amortization of debt discount and deferred financing costs	814	1,580	3,068	5,756	4,506	7,935
Provision (benefit) for income taxes	131	(118)	102	(247)	247	(286)
Depreciation and amortization	880	934	2,486	2,833	3,330	3,911
EBITDA	10,538	(245)	20,529	(5,059)	20,715	(4,385)

Acquisition, capital raising, and other non-recurring expenses (1)	321	2,093	2,802	4,493	5,024	6,938
Other non-cash charges (2)	8	209	344	555	450	768
Impairment of goodwill	-	-	-	2,969	-	2,969
Re-measurement income (loss) on intercompany note	315	(442)	219	348	(712)	(519)
Deferred consideration settlement	-	(20)	-	(20)	41	31
PPP forgiveness gain	(9,504)		(19,609)		(19,609)
Gain from sale of business		(220)		(220)	95	(220)
Other loss (income)	(188)	(141)	(292)	(102)	(296)	(140)
Adjusted EBITDA	1,490	1,234	3,993	2,964	5,708	5,442

Adjusted EBITDA of Divested Business (3)					101	(722)

Pro Forma TTM Adjusted EBITDA (4)					5,809	4,720

Adjusted Gross Profit TTM (5)					34,945	32,479

TTM Adjusted EBITDA as percentage of adjusted gross profit TTM					16.3%	16.8%

(1)	Acquisition, capital raising and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses and legal expenses incurred in relation to matters outside the ordinary course of business. In addition, we had included non-recurring expenses related to salaries, rent and bad debts in these expenses, which were a direct result of the COVID-19 pandemic. Due to government mandated restrictions, we had to temporarily close all of its offices and, due to social distancing restrictions, could not make full use of these facilities for significant periods of time during the year, both in the US and the UK. These restrictions are still ongoing in 2021. In addition, we reduced our personnel in each of 2019, 2020 and 2021. The reduction in 2019 was related to performance. The reductions in 2020 and 2021 were related to the COVID-19 pandemic. These positions are no longer included in the current cost structure. We had internal staff of 291 just before the onset of the COVID-19 pandemic and 194 at the end of Q3 2021. Salary adjustments are standard treatment for adjustment to EBITDA for management reporting purposes

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

	Twelve Months Ended
	October 2, 2021	September 26, 2020
Adjusted Gross Profit - TTM (Current Period)	$34,945	$32,479
Adjusted Gross Profit - TTM (Prior Period)	32,479	49,040
Adjusted Gross Profit – Growth / (Decline)	$2,466	$(16,561)

Adjusted EBITDA - TTM (Current Period)	$5,708	$5,442
Adjusted EBITDA - TTM (Prior Period)	5,442	10,051
Adjusted EBITDA – Growth / (Decline)	$266	$(4,609)

Operating Leverage	-10.8%	-27.9%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	October 2, 2021	January 2, 2021
Total Debt, Net	$14,592	$57,045
Addback: Total Debt Discount and Deferred Financing Costs	(235)	141
Total Term Debt	$14,357	$57,186

TTM Adjusted EBITDA	$5,708	$7,114

Pro Forma TTM Adjusted EBITDA	$5,809	$6,257

Pro Forma Leverage Ratio	2.5 x	9.1 x

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

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time. On May 15, 2020, we entered into a three-year term loan with HSBC in the UK for £1,000.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

	Q3 2021 YTD	Q3 2020 YTD
Net cash used in operating activities	$(9,774)	$(10,918)

Collection of UK factoring facility deferred purchase price	5,349	6,830

Repayments on accounts receivable financing, net	(3,659)	(4,999)

Net cash used in operating activities including proceeds from accounts receivable financing, net	$(8,084)	$(9,087)

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

Our primary uses of cash have been for debt repayments, repayment of deferred consideration from acquisitions, professional fees related to our operations and financial reporting requirements and for the payment of compensation, benefits and consulting fees. The following trends may occur as we continue to execute on its strategy:

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All amounts in thousands, except share, par values and stated values)

As of and for the nine-month period ended October 2, 2021, the Company had a working capital deficiency of $20,251 and accumulated deficit of $77,306, and net income of $14,873.

Operating activities

For Q3 2021 YTD, net cash used in operations of $9,774 was primarily attributable to net income of $14,873 and changes in operating assets and liabilities totaling $(9,206), offset by non-cash adjustments of $(15,441). Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $5,343, decrease in prepaid expenses and other current assets of $289, decrease in other assets of $438, decrease in current liabilities of $105, decrease in long term liabilities of $349, decrease in accounts payable and accrued expense of $2,356 and decrease in payables to related parties of $326. Total non-cash adjustments of $(15,441) primarily include forgiveness of PPP loan and related accrued interest of $19,609, offset by foreign currency re-measurement loss on intercompany loan of $219, depreciation and amortization of intangible assets of $2,122, stock-based compensation of $350, amortization of debt discounts and deferred financing of $365, right of use assets amortization of $852 and bad debt expense of $260.

For Q3 2020 YTD, net cash used in operations of $10,918 was primarily attributable to net loss of $13,401 and changes in operating assets and liabilities totaling $4,860 offset by non-cash adjustments of $7,343. Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $4,805, decrease in payables and accrued expense of $1,860, decrease in payables to related parties of $871, decrease in prepaid expenses and other current assets of $446, decrease in other assets of $772, offset by an increase in current liabilities of $192 and increase in long term liabilities and other of $2,540 primarily resulting from FICA deferrals. Total non-cash adjustments of $7,343 primarily includes impairment of goodwill of $2,969, depreciation and amortization of intangible assets of $2,312, bad debt expense of $879, stock-based compensation of $534, amortization of debt discounts and deferred financing of $521, right of use assets amortization of $1,112 and foreign currency re-measurement loss on intercompany loan of $348 offset by gain on sale of business of $220.

Investing activities

For Q3 2021 YTD, net cash flows provided by investing activities was $5,249, $5,349 related to collection of the beneficial interest from HSBC partially offset by purchase of property and equipment of $100.

For Q3 2020 YTD, net cash flows provided by investing activities was $9,904, $6,830 related to collection of the beneficial interest from HSBC, proceeds from sale of business of $3,300 partially offset by purchase of property and equipment of $226.

Financing activities

For Q3 2021 YTD, net cash flows used in financing activities totaled $(3,574) primarily due to proceeds from sale of common stock of $33,769, proceeds from related party note of $130, and proceeds from sale of Series F Preferred Stock of $4,698, offset by repayments of $3,659 on accounts receivable financing, net, repayment of term loan of $29,244, dividends paid to Jackson of $591, redemption of Series E preferred stock of $4,908 and third party financing costs of $3,769.

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

Critical Accounting Policies and Estimates

Refer to our Annual Report on Form 10-K, filed with the SEC on April 16, 2021. There have been no changes to our critical policies during the three months ended October 2, 2021.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This standard requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces multiple existing impairment models in current U.S. GAAP, which generally requires a loss to be incurred before it is recognized. The new standard applies to trade receivables arising from revenue transactions such as contract assets and accounts receivable. Under ASC 606, revenue is recognized when, among other criteria, it is probable that an entity will collect the consideration it is entitled to when goods or services are transferred to a customer. When trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. This guidance is effective for smaller reporting companies for annual periods beginning after December 15, 2022, including the interim periods in the year. Early adoption is permitted. We will adopt the guidance when it becomes effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and filed their opening brief on April 21, 2021. Plaintiff filed her response brief on May 21, 2021, and Defendants replied on June 11, 2021. As of the date of this filing, the appeal remains pending.

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

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part. The Court rejected Whitaker’s procedural arguments, but granted the motion on substantive grounds. However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020. Monroe and the Company filed a letter of motion for leave to amend and a proposed Amended Complaint on December 1, 2020. On January 5, 2021, Whitaker filed an opposition to the letter motion. On January 25, 2021, Monroe and the Company filed a reply in further support of the letter motion. On March 9, 2021, the Court granted Monroe and the Company’s motion for leave to amend, in part, and denied the motion, in part. The Court rejected Monroe and the Company’s claim for fraudulent inducement, but granted the motion for leave to amend their breach of contract claim. Monroe and the Company filed their amended complaint on March 12, 2021. On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. On May 14, 2021, Monroe and the Company filed an opposition to the motion to dismiss. On June 21, 2021, Whitaker filed a reply in further support of the motion. The Court referred the case to Magistrate Judge Moses, who held oral argument on the motion on November 9, 2021. Whitaker’s renewed motion to dismiss remains pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
2.2	Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, firstPRO Inc., firstPRO Georgia LLC, April F. Nagel and Philip Nagel (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on September 19, 2017).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on September 30, 2021).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018).
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015).
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016).
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).
3.8	Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018).
3.9	Certificate of Correction to the Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018).
3.10	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on February 11, 2019).
3.11	Certificate of Amendment to the Certificate of Designation of Series E Preferred Stock, dated October 23, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020).
3.12	Certificate of Designation for Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 27, 2021).
3.13	Certificate of Designation of Series G Convertible Preferred Stock, dated May 6, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
3.14	Certificate of Correction to Certificate of Designation of Series G Convertible Preferred Stock, dated May 11, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
3.15	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company as filed on June 30, 2021 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
4.1	Subordinated Secured Note issued to Jackson Investment Group LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017)
4.2	Warrant issued to Jackson Investment Group LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
4.3	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
4.4	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 29, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020).
4.6	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 31, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020).
4.7	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on May 11, 2020).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
4.11	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).

4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
4.13	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
4.14	12% Senior Secured Note (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
4.16	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
4.17	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).
4.18	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).
4.19	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.2	Limited Consent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
10.5#	2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2021).
10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).
10.7	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed herewith

† In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

# Management contract or compensatory plan or arrangement.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2021	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 16, 2021	STAFFING 360 SOLUTIONS, INC.

	By:	/s/ Khalid Anwar
Khalid Anwar
Senior Vice President of Corporate Finance
(Principal Financial Officer and Principal Accounting Officer)

