Form 10-K
period 2022-01-01
Staffing 360 Solutions, Inc.
filed 2022-06-24
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-37575

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0680859
(State of incorporation)	(I.R.S. Employer Identification No.)

757 3rd Avenue

27th Floor

New York, New York 10017

(Address of principal executive offices) (Zip code)

(646) 507-5710

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	STAF	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of July 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $30,323 ($000’s) based on the closing price (last sale of the day) for the registrant’s common stock on the Nasdaq exchange on July 3, 2021 of $49.99 per share.

As of June 24, 2022, 1,761,830 shares of common stock, $0.00001 par value, were outstanding.

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

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the period ended January 1, 2022.

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

All amounts in this Annual Report are expressed in thousands, except share and per share amounts, or unless otherwise indicated. The Company effected a one-for-six reverse stock split on June 30, 2021 and a one-for-ten split on June 24, 2022 (the “Reverse Stock Splits”). All share and per share information in this Annual Report have been retroactively adjusted to reflect the Reverse Stock Splits.

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

Operating History

The Company generated revenue of $197,770 and $204,527 for the years ended January 1, 2022 (“Fiscal 2021”) and January 2, 2021 (“Fiscal 2020”), respectively. This decrease was primarily caused by the sale of firstPRO, as well as a slower than expected recovery due to the ongoing impacts of the COVID-19 pandemic.

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

Major end-use customers include businesses from a wide range of industries such as manufacturing, construction, wholesale and retail. Marketing involves direct sales presentations, referrals from existing clients and advertising. Agencies compete both for customers and workers. Depending on market supply and demand at any given time, agencies may allocate more resources either to finding potential employers or potential workers. Permanent placement agencies work either on a retained or on a contingency basis. Clients may retain an agency for a specific job search or on contract for a specific period. Temporary staffing services charge customers a fixed price per hour/day or a standard markup on prevailing hourly/daily rates.

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

Available Information

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at www.staffing360solutions.com as soon as reasonably practicable after those reports and other information is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS.

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition, and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, the financial condition and the results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

●	The COVID-19 pandemic has adversely affected our business and may continue to adversely affect our business;
●	We have incurred significant losses since our inception and may continue to incur losses and thus may never achieve or maintain profitability;
●	Our debt level could negatively impact our financial condition, results of operations and business prospects;
●	Our debt instruments contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business;
●	The 2020 Jackson Note is secured by substantially all of our assets that are not secured by our revolving loan facility with Midcap, and the terms of the 2020 Jackson Note may restrict our current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured lender;
●	We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline;
●	We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings under our debt instruments, we may not be able to continue our operations;
●	The continuing uncertainty surrounding the implementation of Brexit and future arrangements between the U.K and the European Union may impact our U.K. operations;
●	Our revenue may be adversely affected by fluctuations in currency exchange rates;
●	Our revenue can vary because our customers can terminate their relationship with us at any time with limited or no penalty;
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk that our services could become obsolete or uncompetitive;
●	We have been and may be exposed to employment-related claims and losses, including class action lawsuits, which could have a material adverse effect on our business;
●	We may not meet the continued listing requirements of The Nasdaq Capital Market, which could result in a delisting of our common stock;
●	A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly;
●	Our strategy of growing through acquisitions may impact our business in unexpected ways;
●	We depend on attracting, integrating, managing, and retaining qualified personnel;
●	If we are unable to retain existing customers or attract new customers, our business and results of operations could suffer;
●	We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, our customer relationships and our ability to attract new customers may be adversely affected; and
●	Our management has identified a material weakness in our internal control over financial reporting relating to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company. This material weakness, if not remediated, could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate internal controls over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.
●	Our management has identified a material weakness in our internal control over our goodwill assessment relating to the lack of a sufficient process for determining the valuation of goodwill assets. This material weakness, if not remediated, could result in material misstatements in our consolidated financial statements.

Risks Relating to Our Business and Industry

The COVID-19 pandemic has adversely affected our business and may continue to adversely affect our business.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and spread globally. The COVID-19 pandemic has, from time to time, led to government-imposed quarantines, limitations on business activity and shelter-in-place mandates to mitigate or contain the virus, and has contributed to financial market volatility and uncertainty, significant disruptions in general commercial activity and the global economy, including in the United States and the United Kingdom where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients. As a result, we are subject to the plans and approaches of our clients have made to address the COVID-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees. To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience decline in our revenue or write-off of receivables from such clients. Developments such as social distancing and shelter-in-place directives have impacted our ability to deploy our staffing workforce effectively during the COVID-19 pandemic, thereby impacting contracts with customers in our commercial staffing and professional staffing business streams, and may continue to impact our business and results of operations should such measures be implemented again. While some government-imposed precautionary measures have been relaxed in certain countries or states, more strict measures may be put in place again due to a resurgence in COVID-19 cases or emergence of new variants of the virus.

Our business was impacted in Fiscal 2021 by numerous government-mandated lockdown periods in the United States and United Kingdom. This had a large impact on the financial results of our numerous business streams, which differed in their financial recoveries primarily due to the geographies and industries in which they operate.

The ultimate impact of the COVID-19 pandemic continues to be highly uncertain and subject to future developments. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and affect our ability to successfully raise needed capital. If we are unsuccessful in raising capital in the future, we may need to reduce activities, curtail or cease operations. The ongoing COVID-19 pandemic may continue to disrupt the marketplaces in which we operate, which may negatively affect our business, results of operations and overall liquidity, as it has previously.

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

Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended January 1, 2022 expressing substantial doubt in our ability to continue as a going concern based on our negative working capital and liquidity position combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic. Our consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern, we may be forced to liquidate our assets which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital or to enter into strategic alliances.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of January 1, 2022, our total gross debt was approximately $9,758. Our level of debt could have significant consequences to our stockholders, including the following:

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

Our ability to make payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. We had positive cash flows from operations for the fiscal year ended January 1, 2022, and we may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to our ability to expand our operations. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. A default on our debt obligations could have a material adverse effect on our business, financial condition and results of operations and may cause you to lose all or part of your investment.

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

Our failure to comply with the restrictions in our debt instruments could result in events of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. The holders of our debt may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. In addition, these restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities.

The 2020 Jackson Note is secured by substantially all of our assets that are not secured by our revolving loan facility with Midcap, and the terms of the 2020 Jackson Note may restrict our current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured lender.

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

As of January 1, 2022, the Company had a working capital deficiency of $18,469, an accumulated deficit of $84,021 and a net income of $8,158 in Fiscal 2021. We will need to raise additional capital to pursue growth opportunities, improve our infrastructure, finance our operations and otherwise make investments in assets and personnel that will allow us to remain competitive. Additional capital would be used to accomplish the following:

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

We derive working capital for our operations through cash generated by our operating activities, equity raises, and borrowings under our debt instruments. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms. The amount we are entitled to borrow under our debt instruments is calculated monthly based on the aggregate value of certain eligible trade accounts receivable generated from our operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. The aggregate value of our eligible accounts receivable may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, which could reduce our ability to react to changes in the market or industry conditions.

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

The continuing uncertainty surrounding the implementation of Brexit and future arrangements between the U.K and the European Union may impact our U.K. operations.

Pursuant to a June 2016 referendum, the U.K. left the European Union on January 31, 2020. Following a transition period, the U.K. and the European Union signed a Trade and Cooperation Agreement, which came into full force on May 1, 2021 and set out the foundation of the economic and legal framework for trade between the U.K. and the European Union. While the company has yet to experience any negative impacts, there may continue to be economic uncertainty surrounding the consequences of Brexit and the U.K.’s future arrangements with the European Union that could adversely impact customer confidence, resulting in customers reducing their spending budgets on our services. There has been volatility in currency exchange rate fluctuations between the U.S. dollar relative to the British pound, which could continue, as well as market volatility, which contribute to instability in global financial and foreign exchange markets, political institutions, and regulatory agencies as negotiations of trade deals between the U.K. and the European Union, and also between the U.K. and other countries. These and other adverse consequences such as reduced consumer spending, deterioration in economic conditions, loss of key international employees, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.

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

Provisions in our amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”) and our amended and restated bylaws (the “Bylaws”) may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors (the “Board”). Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

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

Furthermore, our Certificate of Incorporation specifies that, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders, which may include federal claims and derivative actions, except that if no state court located within the State of Delaware has jurisdiction over such claims (including subject matter jurisdiction), the sole and exclusive forum for such claim shall be the federal district court for the District of Delaware. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the Certificate of Incorporation to be inapplicable or unenforceable in such action. Specifically, the choice of forum provision in requiring that the state courts of the State of Delaware be the exclusive forum for certain suits would (i) not be enforceable with respect to any suits brought to enforce any liability or duty created by the Exchange Act and (ii) have uncertain enforceability with respect to claims under the Securities Act of 1933, as amended (the “Securities Act”). The choice of forum provision in the Certificate of Incorporation does not have the effect of causing our stockholders to have waived our obligation to comply with the federal securities laws and the rules and regulations thereunder.

Risks Relating to our Common Stock

We may not meet the continued listing requirements of The Nasdaq Capital Market, which could result in a delisting of our common stock.

Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”). We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on Nasdaq.

On April 27, 2021, we received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between March 12, 2021 through April 27, 2021, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). On July 27, 2021, we received notice from Nasdaq indicating that we had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2).

On February 23, 2022, we received a letter from the Listing Qualifications of Nasdaq notifying us that we were no longer in compliance with the Bid Price Requirement, for continued listing on Nasdaq. Pursuant to the Panel Decision (as defined below) dated June 28, 2021, we were not eligible for the 180-day bid price compliance period set forth in the Listing Rules. As a result, we were subject to delisting from Nasdaq unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). We had a hearing before the Panel on March 30, 2022, which automatically stayed any suspension or delisting action pending the issuance of a decision by the Panel following the hearing and the expiration of any additional extension period granted by the Panel following the hearing. On April 12, 2022, we received a letter from Nasdaq notifying us that the Panel determined to grant our request for continued listing on Nasdaq, subject to the following: (i) on or about May 2, 2022, we advised the Panel of the status of the proxy statement it plans to file to obtain shareholder approval for a reverse stock split, (ii) on or about May 23, 2022, we advised the Panel on the status of the shareholder meeting we plan to hold to obtain approval of the reverse stock split, (iii) on or about May 26, 2022, we will affect a reverse stock split and (iv) on or before about June 22, 2022, we shall demonstrate compliance with the Bid Price Requirement by evidencing a closing bid price above $1.00 per share for the previous ten consecutive trading sessions. On April 19, 2022, we received a letter from the Staff notifying us that as we had not yet filed our Form 10-K for the period ended January 1, 2022, such matter serves as an additional basis for delisting our securities from Nasdaq under Nasdaq Listing Rule 5810(c)(2)(A). On May 4, 2022 the Panel granted us an extension request until July 11, 2022 to demonstrate compliance with the bid price requirement. On May 20, 2022, we received a notice from the Staff notifying us that as we had not yet filed our Form 10-Q for the period ended April 2, 2022, such matter serves as a basis for delisting our securities from Nasdaq in addition to the aforementioned matters.

On June 3, 2020, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1) to maintain stockholders’ equity of at least $2,500,000. A hearing before the Panel was held on January 21, 2021, and we were granted an extension to regain compliance until February 28, 2021, which was subsequently further extended to May 31, 2021 (the “Panel Decision”). On June 11, 2021, we received a letter from the Staff notifying us that the Panel had determined to delist our shares from Nasdaq and that trading in our shares would be suspended effective at the open of business on June 15, 2021 but that due to a procedural issue, the Panel determined not to implement the decision and afforded us an opportunity to make an additional submission for the Panel’s consideration. On June 28, 2021, we received a letter from the Staff informing us that we had regained compliance with the Rule. As a result, the Panel determined to continue the listing of the Company’s securities on Nasdaq. The Panel also determined to impose a Panel Monitor under Listing Rule 5815(d)(4)(A) for a period of one year from the date of the June 28, 2021 letter (the “Monitoring Period”). We are expected to remain in compliance with all of Nasdaq’s continued listing requirements during the Monitoring Period. If at any time during this period we fail to satisfy any continued listing standard, the Staff will issue a Delist Determination Letter, which we may appeal.

If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability to raise future capital through the sale of our shares could be severely limited. We additionally may not be able to list our common stock on another national securities exchange, which could result in our securities being quoted on an over-the-counter market. If this were to occur, our shareholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our common stock will develop or be sustained. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

Historically, the market price of our common stock has fluctuated over a wide range. Between our stock splits occurring on September 17, 2015, and January 3, 2018, our common stock traded in a range from $135.10 to $3,071.90 per share, and between our stock splits on January 3, 2018 and June 30, 2021, our common stock traded in a range from $16.80 to $339.00 per share. Subsequent to June 30, 2021 through March 31, 2022, our common stock traded in a range from $6.50 to $67.50 per share. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for a stockholder to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

We initiated a dividend program in early 2019 under which we intended to pay a regular quarterly cash dividend of $0.10 per share to holders of our common stock. The first such dividend was paid on February 28, 2019 to shareholders of record as of February 15, 2019, but subsequent dividends were suspended by our Board. In the future, our Board may, without advance notice, determine to initiate, reduce or suspend our dividends in order to maintain our financial flexibility and best position our Company for long-term success. The declaration and amount of future dividends is at the discretion of our Board and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board deems relevant. In addition, we are limited in our ability to pay dividends by certain of our existing agreements. In particular, our debt agreements only permit us to pay a quarterly cash dividend of one cent per share of common stock issued and outstanding, provided, that such cash dividend does not exceed $100 in the aggregate per fiscal quarter. We may not pay such dividends if any events of default exist under our debt agreements.

Accordingly, we cannot be certain if we will be able to pay quarterly cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must mainly rely on sales of their common stock after price appreciation, which may never occur, as the primary way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Global, market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 pandemic, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries, following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

We depend on attracting, integrating, managing, and retaining qualified personnel.

Our success is substantially dependent upon our ability to attract, integrate, manage and retain personnel who possess the skills and experience necessary to fulfill our customers’ needs. Our ability to hire and retain qualified personnel could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified personnel, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to manage the performance of our personnel. Failure to successfully manage the performance of our personnel could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income. An overall tightening and increasingly competitive labor market in the U.S. employment market generally, especially in response to the COVID-19 pandemic, has been recently observed in the U.S. A sustained labor shortage or increased turnover rates within our employee base, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate and our overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

If we are unable to retain existing customers or attract new customers, our business and results of operations could suffer.

Increasing the growth and profitability of our business is particularly dependent upon our ability to retain existing customers and capture additional customers. Our ability to do so is dependent upon our ability to provide high quality services and offer competitive prices. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new customers and our existing customer base could decrease, either or both of which could have an adverse impact on our business and revenues.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. During the preparation of our financial statements for the year ended January 1, 2022, we and our auditors identified a material weakness (as such term is defined below) in our internal control over financial reporting. We lack a sufficient complement of competent finance personnel to appropriately account for, review, and disclose the completeness and accuracy of transactions entered into by the Company. As part of our remediation plan, we plan to hire additional employees and external consultants who have the technical skillset to improve our financial reporting; implement new policies, procedures and controls; properly review transactions recorded and classified in the financial statements; and ensure proper accounting and related disclosures for complex accounting matters when necessary both in the United States and United Kingdom.

Although we are working to remedy the material weaknesses in our internal controls over financial reporting discussed above, and have so far implemented additional controls relating to payroll, treasury, and accounts payable, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the Securities and Exchange Commission and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal control over financial reporting relating the above items could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.

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

In addition, discovery and disclosure of a material weakness could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, cause downgrades in our future debt ratings leading to higher borrowing costs and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital.

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

As a public company, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have imposed various requirements on public companies. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in required accounting practices and rules adopted by the Securities and Exchange Commission and Nasdaq, would likely result in increased costs to us as we respond to their requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company leases 6,960 square feet of space at 757 Third Avenue, 27th Floor, New York, NY 10017, its headquarters and principal location. The Company’s lease for this space will expire in 2029. The Company currently has a total of 17 facilities throughout the U.S. and the U.K. This includes U.K. offices in London and Redhill, England, as well as offices in the following states in the U.S.: New York, Connecticut, Massachusetts, Rhode Island, and North Carolina.

All offices are operated from leased space ranging from approximately 1,200 to 10,000 square feet, typically through operating leases with terms that range from six months to ten years, and thus with expirations from 2022 through 2029. We believe that our facilities are adequate for our current requirements and that the Company’s leasing strategies provide us with sufficient flexibility to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of Key Resources, Inc. (“KRI”), Pamela D. Whitaker (“Whitaker” or “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe Staffing Services LLC (“Monroe”) and the Company (collectively, the “Defendants”) arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI, to Monroe in August 2018. Whitaker sought $4,054 in alleged damages.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and filed their opening brief on April 21, 2021. Plaintiff filed her response brief on May 21, 2021, and Defendants replied on June 11, 2021. Oral argument was held on March 9, 2022. As of the date of this filing, a decision is pending.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s common stock are traded on the Nasdaq under the ticker symbol “STAF.”

Holders of Common Stock

As of June 24, 2022, there were approximately 502 shareholders of record of the Company’s common stock.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that have been disclosed by the Company in quarterly reports on Form 10-Q, current reports on Form 8-K, and as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financings,” the following are the only sales of unregistered securities: during the period January 3, 2021 through January 1, 2022 - we issued 167 shares of common stock, with an aggregate value of $30 to Greenridge Global, LLC in return for investor relations advisory services.

ITEM 6. [RESERVED].

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

Recent Developments

COVID-19

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The COVID-19 pandemic is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients. As a result, we are subject to the plans and approaches our clients have made to address the COVID-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees. To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience declines in our revenue or write-off of receivables from such clients. Therefore, the ongoing COVID-19 pandemic may continue to affect our operation and to disrupt the marketplace in which we operate and may negatively impact our sales in fiscal year 2022 and our overall liquidity.

While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic has resulted in significant disruptions in general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent years. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise needed capital. If we are unsuccessful in raising capital in the future, we may need to reduce activities, curtail, or cease operations.

In addition, the continuation or worsening of the COVID-19 pandemic or an outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition, and results of operations.

Headway Acquisition

On April 18, 2022, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Headway Workforce Solutions, Inc., a Delaware corporation (“Headway”), and Chapel Hill Partners, LP, as the representatives of all the stockholders (collectively, the “Sellers”) of Headway (the “Sellers’ Representative”), pursuant to which, among other things, we agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Convertible Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement (the “Headway Acquisition”). On May 18, 2022, the Headway Acquisition closed. The purchase price in connection with the Headway Acquisition was approximately $9,000. Pursuant to the Stock Purchase Agreement and in connection with the closing of the Headway Acquisition, on May 17, 2022, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series H Convertible Preferred Stock, par value $0.00001 per share (the “Series H Preferred Stock”).

The purchase price in connection with the Headway Acquisition was $9,000, subject to adjustment as provided in the Stock Purchase Agreement. Pursuant to certain covenants in the Stock Purchase Agreement, we may be subject to a Contingent Payment based on the Adjusted EBITDA (such term as defined in the Stock Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Stock Purchase Agreement).

The Stock Purchase Agreement also contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Stock Purchase Agreement. Such representations and warranties are made solely for purposes of the Stock Purchase Agreement and, in some cases, may be subject to qualifications and limitations agreed to by the parties in connection with the negotiated terms of the Stock Purchase Agreement and may have been qualified by disclosures that were made in connection with the parties’ entry into the Stock Purchase Agreement.

In connection with the Headway Acquisition, the Sellers’ Representative and certain of the Sellers entered into voting agreements whereby each will agree to, at every meeting of our stockholders, and at every adjournment or postponement thereof, to appear or issue a proxy to a third party to be present for purposes of establishing a quorum, and to vote all applicable shares in favor of each matter proposed and recommended for approval by our board of directors either in person or by proxy, amongst other provisions.

In connection with the Headway Acquisition, on April 18, 2022, we entered into a limited consent and wavier (the “Second Limited Consent”) to the Amended Note Purchase Agreement with Jackson Investment Group, LLC (“Jackson”). The Second Limited Consent permits, among other things, the Stock Purchase Agreement, and additionally grants one-time waivers under the Amended Note Purchase Agreement of (i) the occurrence of a breach of a financial covenant as of the first fiscal quarter ended March 31, 2022, and (ii) the delivery of certain audited financial statements until May 2, 2022. On June 23, 2022, the deadline for complying with the waiver was extended to June 30, 2022.

Additionally on April 18, 2022, we and certain of our domestic subsidiaries entered into an amendment to the Credit and Security Agreement, dated as of April 8, 2015, as amended, and entered into Amendment No. 20 (“Amendment No. 20”) to the Credit and Security Agreement (as amended, the “Credit Agreement”), with MidCap Funding X Trust. Amendment No. 20 permits, among other things, the Headway Acquisition and the issuance of the Series H Preferred Stock, and additionally grants one-time waivers under the Credit Agreement of (i) the occurrence of a breach of a financial covenant for the months ended December 31, 2021, January 31, 2022, February 28, 2022 and March 31, 2022, and (ii) the delivery of certain audited financial statements until May 2, 2022. On June 23, 2022, the deadline for complying with the waiver was extended to June 30, 2022. For more information on the Headway Acquisition, please refer to “Note 18 – Subsequent Events.”

Nasdaq Bid Price Requirement

On June 3, 2020, we received a letter from the Staff of Nasdaq notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Stockholders’ Equity Requirement. A hearing before the Panel was held on January 21, 2021, and we were granted an extension to regain compliance until February 28, 2021, which was subsequently further extended to May 31, 2021. On June 28, 2021, we received a letter from the Staff notifying us that the Panel determined that we had regained compliance with the Stockholders’ Equity Requirement. The Panel also imposed a Panel Monitor under Nasdaq Listing Rule 5815(d)(4)(A) for a period of one year from the date of the June 28, 2021 letter, during which period we are expected to remain in compliance with all of Nasdaq’s continued listing requirements. On February 23, 2022, we received a letter from the Listing Qualifications of Nasdaq notifying us that we were no longer in compliance with the Bid Price Requirement, for continued listing on Nasdaq. Pursuant to the Panel Decision, we were not eligible for the 180-day bid price compliance period set forth in the Listing Rules. On March 2, 2022, we timely requested a hearing before the Panel, which was held on March 31, 2022.

On April 12, 2022, we received a letter from Nasdaq notifying us that the Panel determined to grant our request for continued listing on Nasdaq, subject to the following: (i) on or about May 2, 2022, we advised the Panel of the status of the proxy statement it plans to file to obtain shareholder approval for a reverse stock split, (ii) on or about May 23, 2022, we advised the Panel on the status of the shareholder meeting we plan to hold to obtain approval of the reverse stock split, (iii) on or about May 26, 2022, we will affect a reverse stock split and (iv) on or before about June 22, 2022, we shall demonstrate compliance with the Bid Price Requirement by evidencing a closing bid price above $1.00 per share for the previous ten consecutive trading sessions. On April 19, 2022, we received a letter from the Staff notifying us that as we had not yet filed our Form 10-K for the period ended January 1, 2022, such matter serves as an additional basis for delisting our securities from Nasdaq under Nasdaq Listing Rule 5810(c)(2)(A). On May 4, 2022 the Panel granted us an extension request until July 11, 2022 to demonstrate compliance with the bid price requirement. On May 20, 2022, we received a notice from the Staff notifying us that as we had not yet filed our Form 10-Q for the period ended April 2, 2022, such matter serves as a basis for delisting our securities from Nasdaq in addition to the aforementioned matters.

Although we are taking actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us will be successful. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability to raise future capital through the sale of our shares could be severely limited. We additionally may not be able to list our common stock on another national securities exchange, which could result in our securities being quoted on an over-the-counter market. If this were to occur, our shareholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our common stock will develop or be sustained. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Nasdaq Minimum Stockholders’ Equity Requirement

On June 3, 2020, we received a letter from the Listing Qualifications Department notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500. Further, as of June 9, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

In accordance with the Nasdaq Listing Rules, we were afforded the opportunity to submit a plan to regain compliance with the minimum stockholders’ equity standard. Based on our submissions, the Listing Qualifications Department granted us an extension to regain compliance with Rule 5550(b)(1) until November 30, 2020.

On December 1, 2020, we received notice that because we had not met the terms of the extension, our common stock would be subject to delisting from Nasdaq, unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel, which automatically stayed any suspension or delisting action pending the issuance of a decision by the Panel following the hearing and the expiration of any additional extension period granted by the Panel. The hearing occurred on January 21, 2021. At the hearing, we provided the Panel with an update on our compliance plan and requested a further extension of time in which to regain compliance. On February 3, 2021, we received a letter from the Panel noting it had granted our request for an extension until February 28, 2021 to regain compliance with the minimum $2,500 stockholders’ equity requirement, or the alternative compliance standards as set forth in Nasdaq Listing Rule 5550(b)(1). On March 4, 2021 we received a letter extending the deadline for compliance to May 31, 2021.

On June 11, 2021, we received a letter from the Staff notifying us that the Panel had determined to delist our shares from Nasdaq and that trading in our shares would be suspended effective at the open of business on June 15, 2021 but that due to a procedural issue, the Panel had determined not to implement the decision and afforded us an opportunity to make an additional submission for the Panel’s consideration.

On June 28, 2021, we received a letter from the Staff informing us that we had regained compliance with the Rule. As a result, the Panel determined to continue the listing of our securities on Nasdaq. The Panel also determined to impose a Panel Monitor under Listing Rule 5815(d)(4)(A) for a period of one year from the date of the June 28, 2021 letter. We are expected to remain in compliance with all of Nasdaq’s continued listing requirements during the Monitoring Period. If at any time during this period we fail to satisfy any continued listing standard, the Staff will issue a Delist Determination Letter, which we may appeal.

February 2021 Public Offering

On February 9, 2021, we announced the pricing of a public offering (“the “February 2021 Offering”) of an aggregate of 364,255 shares of our common stock at a public offering price of $54.00 per share. The February 2021 Offering was made pursuant to our registration statement on Form S-1 initially filed on January 13, 2021, as subsequently amended and declared effective on February 9, 2021. The February 2021 Offering was made only by means of a prospectus forming a part of the effective registration statement.

The February 2021 Offering closed on February 12, 2021. In the February 2021 Offering, we issued 347,520 shares of common stock and pre-funded warrants to purchase up to 16,735 shares of common stock, at an exercise price of $0.001 per share (the “Pre-funded Warrants”). The Pre-funded Warrants were sold at $54.00 per Pre-funded Warrant. The Pre-funded Warrants were immediately exercisable and could be exercised at any time after their original issuance until such Pre-funded Warrants were exercised in full. The Pre-funded Warrants were exercised immediately upon issuance, and 16,735 shares of common stock were issued on February 12, 2021.

The net proceeds to us from the February 2021 Offering were approximately $18,100, after deducting placement agent fees and estimated offering expenses payable by us. Because of certain covenants in the Certificate of Designation (the “Series E Certificate of Designation”) governing our then-outstanding Series E Preferred Stock (as defined herein), we were required to use the proceeds of any contemporaneous sales of equity securities, including the securities offered in the February 2021 Offering, exclusively to redeem any outstanding shares of our Series E Preferred Stock, subject to certain limitations. Pursuant to the Limited Consent (as defined below), we were permitted to use approximately 75% of the net proceeds from the February 2021 Offering to redeem a portion of the outstanding Second Amended and Restated 12% Senior Secured Note, due September 30, 2022 (the “Jackson Note”) that we issued on October 26, 2020 to Jackson Investment Group LLC (“Jackson”) pursuant to that certain Second Amended and Restated Note Purchase Agreement, dated October 26, 2020, among us, certain of our subsidiaries and Jackson (the “Amended Note Purchase Agreement”) and 25% of the net proceeds from the February 2021 Offering to redeem 4,518 shares of the Series E Preferred Stock. Following the redemption of the Series E Preferred Stock, we had 6,172 shares of Series E Preferred Stock outstanding with an aggregate stated value of $6,172.

Jackson Waivers

On February 5, 2021, we entered into a Limited Consent and Waiver (the “Limited Consent”) with Jackson whereby, among other things, Jackson agreed that we may use 75% of the proceeds from the Offering to redeem a portion of the 2020 Jackson Note, which at the time had an outstanding principal amount and accrued interest of $32,710, and 25% of the net proceeds from the Offering to redeem a portion of our Base Series E Preferred Stock, notwithstanding certain provisions of the Series E Certificate of Designation that would have required us to use all the proceeds from the Offering to redeem the Base Series E Preferred Stock. In addition, we also agreed in the Limited Consent to additional limits on our ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap Funding X Trust. We also agreed that to the extent that any of our PPP Loans are forgiven after the Offering, Jackson may convert the Base Series E Preferred Stock and Series E-1 Preferred Stock that remains outstanding into a secured note that is substantially similar to the 2020 Jackson Note. On April 8, 2021, the limited waiver was extended to June 17, 2021.

Jackson also entered into a Limited Waiver and Agreement with us on February 5, 2021, whereby Jackson agreed that it would not convert any shares of the Base Series E Preferred Stock or Series E-1 Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the Offering. Jackson also waived any event of default under the Series E Certificate of Designation and the 2020 Jackson Note that would have resulted from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Base Series E Preferred Stock and the exercise of Jackson’s warrants. On April 8, 2021, the limited waiver was extended to June 17, 2021 and on May 6, 2021, in connection with the issuance of the Series G Preferred Stock (as defined below) in exchange for the Series E Preferred Stock, the limited waiver was extended to June 30, 2021.

Jackson also entered into a Limited Waiver and Agreement with us on February 5, 2021, whereby Jackson agreed that it would not convert any shares of the Base Series E Preferred Stock or Series E-1 Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the Offering. Jackson also waived any event of default under the Series E Certificate of Designation and the 2020 Jackson Note that would have resulted from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Base Series E Preferred Stock and the exercise of Jackson’s warrants. On April 8, 2021, the limited waiver was extended to June 17, 2021, on May 6, 2021, the limited waiver was extended to June 30, 2021 and on April 18, 2022, the limited waiver was extended to May 2, 2022.

In connection with the Headway Acquisition, on April 18, 2022, we entered into the Second Limited Consent with Jackson. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Headway Acquisition.”

April 2021 Private Placement

On April 21, 2021, we entered into a securities purchase agreement (the “April 2021 Purchase Agreement”) with certain institutional and accredited investors for the issuance and sale of an aggregate of 469.76328 shares of Series F Convertible Preferred Stock, par value $0.00001 (“the Series F Preferred Stock”) at a price of $10,000 per share and warrants to purchase up to an aggregate of 130,491 shares of common stock, at an exercise price of $36.00 per share (the “April 2021 Warrants”) in a private placement (the “April 2021 Private Placement”). The April 2021 Warrants became exercisable six months following the closing of the April 2021 Private Placement and will expire five years following such date.

The Series F Preferred Stock was convertible into an aggregate of approximately 130,491 shares of common stock at a conversion price of $36.00 per share, subject to certain ownership limitations, upon the amendment of our amended and restated certificate of incorporation to effect a reverse split within the range of 2-into-1 to up to 20-into-1 to be determined by the Board.

The net proceeds to us from the sale of the Series F Preferred Stock and the warrants were approximately $4,200, after deducting placement agent fees and estimate offering expenses payable by us. We used $3,200 of the net proceeds to redeem a portion of the 2020 Jackson Note, which had an outstanding principal amount of $19,154 immediately prior to such redemption. In addition, we used $1,000 of the net proceeds for working capital purposes. There are no shares of Series F Preferred Stock outstanding as of January 1, 2022.

Series G Preferred Stock

On May 6, 2021, we entered into an Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of our then-outstanding Series E Convertible Preferred Stock, and 1,493 shares of our then-outstanding Series E-1 Convertible Preferred Stock (the “Series E-1 Convertible Preferred Stock” and, together with the Series E Convertible Preferred Stock, the “Series E Preferred Stock”) for an equivalent number of shares of the Company’s then-newly issued Series G Convertible Preferred Stock and Series G-1 Convertible Preferred Stock, respectively (the “Series G Convertible Preferred Stock” and the “Series G-1 Convertible Preferred Stock,” and together, the Series G Preferred Stock”). The Series G Preferred Stock was subject to the same terms stated in the Limited Waiver.

At issuance, the Series G Preferred Stock ranked senior to each of our common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, and any other classes and series of our stock then or thereafter authorized, issued or outstanding, which by their terms expressly provided that they were junior to the Series G Preferred Stock or which did not specify their rank (which included the Series F Preferred Stock). Each share of Series G Preferred Stock was initially convertible into 1,000 shares of pre-Reverse Stock Split common stock at any time then or thereafter.

There are no shares of Series E Preferred Stock outstanding as of January 1, 2022.

Reverse Stock Splits

On June 23, 2022, we held a special meeting of stockholders (the “Special Meeting”), at which meeting our stockholders, by an affirmative vote of the majority of our outstanding shares of capital stock to effect, at the discretion of our Board of Directors (the “Board”) but prior to the Company’s 2022 annual stockholder meeting, a reverse split of the common stock at a ratio determined by the Board in the range of 1-for-2 to 1-for-20, such ratio to be determined by the Board, without reducing the authorized number of shares of Common Stock. Following the Special Meeting, the Board determined to effect the Reverse Stock Split at a ratio of 1-for-10. On June 23, 2022, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split.

As a result of the Reverse Stock Split, every ten shares of issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. The Reverse Stock Split reduced the number of shares of common stock then-outstanding from 17,618,300 shares to approximately 1,761,830 shares, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged.

On June 21, 2021, we held a special meeting of stockholders, at which meeting our stockholders, by an affirmative vote of the majority of our outstanding shares of capital stock to effect, at the discretion of our Board but prior to the Company’s 2021 annual stockholder meeting, a reverse split of the common stock at a ratio determined by the Board in the range of 1-for-2 to 1-for-20, such ratio to be determined by the Board, without reducing the authorized number of shares of Common Stock. Following the Special Meeting, the Board determined to effect the Reverse Stock Split at a ratio of 1-for-6. On June 30, 2021, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split.

As a result of the Reverse Stock Split, every six shares of issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. The Reverse Stock Split reduced the number of shares of common stock then-outstanding from 39,166,528 shares to approximately 6,527,755 shares (with the latest split of 1 for 10 the shares will reduce from 3,916,653 shares to approximately 652,776), subject to adjustment for the rounding up of fractional shares. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged.

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

In addition to the forgiveness of these loans, we had previously received notification of forgiveness for Monroe Staffing Services, LLC’s (“Monroe”) PPP Loan. In total, we have received full forgiveness of its PPP Loans totaling $19,395 of principal and $214 in interest. This is presented in our Statement of Operations as a PPP forgiveness gain of $19,609 within Other Income.

July 2021 Registered Direct Offering and Concurrent Private Placement

On July 20, 2021, we entered into a securities purchase agreement (the “July 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the July 2021 Purchase Agreement, we sold, in a registered direct offering (the “July 2021 Registered Direct Offerings), 219,914 shares of our common stock to the investors at an offering price of $34.50 per share and associated warrant. In a concurrent private placement (the “July 2021 Private Placement” and, together with the July 2021 Registered Direct Offering, the “July 2021 Offerings”), we sold to the same investors, unregistered warrants (the “July 2021 Warrants”) to purchase up to an aggregate of 109,957 shares of common stock, representing 50% of the shares of common stock sold in the July 2021 Registered Direct Offering. The July 2021 Warrants are exercisable at an exercise price of $38.00 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and other estimated offering expenses payable by us. While our Series G Preferred Stock was outstanding, we were required to use the proceeds of any sales of equity securities, including the common stock offered in the July 2021 Registered Direct Offering, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Jackson Consent”, we received a waiver from Jackson, the sole holder of our outstanding shares of Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the 2020 Jackson Note, which at the time had an outstanding principal amount of $16,077 and paid accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into the New Note (as defined below).

Jackson Consent

In connection with the July 2021 Offerings, on July 22, 2021, we entered into a limited consent with Jackson whereby, among other things, Jackson agreed that we could effect the July 2021 Offerings and use $5,000 of the net proceeds thereof to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the 2020 Jackson Note, notwithstanding certain provisions of the certificate of designation for the then-outstanding Series G Convertible Preferred Stock that would have required us to use all the proceeds from the July 2021 Offerings to redeem the Series G Convertible Preferred Stock.

Conversion of Series G Convertible Preferred Stock into Senior Debt

On July 21, 2021, we exchanged 6,172 shares of our Series G Convertible Preferred Stock and 1,561 shares of Series G-1 Preferred Stock for senior indebtedness by entering into a new 12% Senior Secured Note, in aggregate principal amount of $7,733 (the “New Note”), which amount represented all of the then-outstanding Series G Preferred Stock totaling $6,172 and Series G-1 Convertible Preferred Stock totaling $1,561 held by Jackson as of July 21, 2021, under the Amended Note Purchase Agreement. The New Note was deemed issued pursuant to the Amended Note Purchase Agreement.

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

There are no shares of Series G Preferred Stock outstanding as of January 1, 2022.

August 2021 Registered Direct Offering and Concurrent Private Placement

On August 5, 2021, we entered into a securities purchase agreement (the “First August 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the First August 2021 Purchase Agreement, we agreed to sell, in a registered direct offering, 138,317 shares of our common stock to the purchasers at an offering price of $26.425 per share and associated warrant (the “First August 2021 Registered Direct Offering”). Pursuant to the First August 2021 Purchase Agreement, in a concurrent private placement (the “First August 2021 Private Placement” and, together with the First August 2021 Registered Direct Offering, the “First August 2021 Offerings”), we also sold to the purchasers unregistered warrants to purchase up to an aggregate of 69,159 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the First August 2021 Registered Direct Offering (the “First August 2021 Warrants”). The First August 2021 Warrants are exercisable at an exercise price of $25.80 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds to us from the First August 2021 Offerings were approximately $3,217, after deducting placement agent fees and estimated offering expenses payable by us. We used a portion of the net proceeds from the First August 2021 Offerings together with cash on hand to redeem $3,281 of the 2020 Jackson Note, which had an outstanding principal amount of approximately $16,730 immediately prior to such redemption.

Second August 2021 Registered Direct Offering and Concurrent Private Placement

On August 22, 2021, we entered into a securities purchase agreement (the “Second August 2021 Purchase Agreement”) with certain institutional investors. Pursuant to the Second August 2021 Purchase Agreement, the Company agreed to sell, in a registered direct offering (the “Second August 2021 Registered Direct Offering”), 136,048 shares of our common stock to the purchasers at an offering price of $21.00 per share and associated warrant. Pursuant to the Second August 2021 Purchase Agreement, in a concurrent private placement (the “Second August 2021 Private Placement” and, together with the Second August 2021 Registered Direct Offering, the “Second August 2021 Offerings”), we also sold to the purchasers unregistered warrants (the “Second August 2021 Warrants”) to purchase up to an aggregate of 68,024 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the Second August 2021 Registered Direct Offering. The Second August 2021 Warrants are exercisable at an exercise price of $20.40 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds to us from the Second August 2021 Offerings were approximately $2,466, after deducting placement agent fees and estimated offering expenses payable by us. We used all proceeds for working capital purposes.

November 2021 Private Placement

On October 28, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale, in a private placement, of 468,355 shares of common stock, or pre-funded warrants to purchase shares of common stock, and warrants (the “November 2021 Warrants”) to purchase up to 468,355 shares of common stock, with an exercise price of $18.50 per share (the “November 2021 Private Placement”). The November 2021 Warrants were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock (or pre-funded warrant) and one associated warrant was $19.75.

The net proceeds to us from the November 2021 Private Placement were approximately $9,072, after deducting placement agent fees and estimated offering expenses payable by us. We used all proceeds for the repayment of debt and general working capital purposes.

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

firstPRO Transaction

On September 24, 2020, we and Staffing 360 Georgia, LLC d/b/a firstPRO, our wholly-owned subsidiary (for purposes of this paragraph and the succeeding two paragraphs, the “Seller”), entered into an Asset Purchase Agreement with firstPRO Recruitment, LLC (for purposes of this paragraph, the “Buyer”), pursuant to which the Seller sold to the Buyer substantially all of the Seller’s assets used in or related to the operation or conduct of its professional staffing and recruiting business in Georgia (the “Assets,” and such sale, the “firstPRO Transaction”). In addition, the Buyer agreed to assume certain liabilities related to the Assets. The purchase price in connection with the firstPRO Transaction was $3,300, of which (a) $1,220 was paid at closing (the “Initial Payment”) and (b) $2,080 was held in a separate escrow account (the “Escrow Funds”), which was released upon receipt of the forgiveness of the Seller’s PPP Loans by the SBA. In the event that all or any portion of the PPP Loan is not forgiven by the SBA, all or a portion of the certain funds being held in escrow will be used to repay any unforgiven portion of the PPP Loan in full. The firstPRO Transaction closed on September 24, 2020. As of July 2021, all PPP Loans had been forgiven in full by the SBA.

In connection with the execution of the Asset Purchase Agreement, we and certain of our subsidiaries entered into a Consent Agreement with Jackson (the “Consent”), a noteholder pursuant to that certain Amended and Restated Note Purchase Agreement, dated as of September 15, 2017, as amended (the “Existing Note Purchase Agreement”). Under the terms of the Consent and the Series E Certificate of Designation, in consideration for Jackson’s consent to the firstPRO Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock, and the Escrow Funds, subject to the forgiveness of PPP Loan discussed above, will be used to redeem a portion of the Series E Preferred Stock. As this provision results in a contingent redemption feature, approximately $2.1 million of the Series E Preferred Stock was reclassified to mezzanine equity during the year ended January 1, 2022.

To induce the Buyer to enter into the Asset Purchase Agreement, the Seller also entered into a Transition Services Agreement with the Buyer, pursuant to which each party will provide certain transition services to minimize any disruption to the businesses of the Seller and the Buyer arising from the firstPRO Transaction.

For Fiscal 2021 and Fiscal 2020

	Fiscal 2021	% of Revenue	Fiscal 2020	% of Revenue	Growth (decline)
Revenue	$197,770	100.0%	$204,527	100.0%	(3.3)%
Cost of revenue	163,903	82.9%	169,714	83.0%	(3.4)%
Gross profit	33,867	17.1%	34,813	17.0%	(2.7)%
Operating expenses	41,167	20.8%	43,593	21.3%	(5.6)%
(Loss) from operations	(7,300)	(3.7)%	(8,780)	(4.3)%	16.9%
Other income (expenses)	15,101	7.6%	(6,962)	(3.4)%	316.9%
Benefit for income taxes	357	0.2%	100	(0.0)%	257.0%
Net income (loss)	$8,158	4.1%	$(15,642)	(7.6)%	152.2%

Revenue

Fiscal 2021 revenue decreased by 3.3% to $197,770 as compared with $204,527 for Fiscal 2020. Of that decline, $10,848 was attributable to organic revenue decline, slightly offset by $4,091 of favorable foreign currency translation. Within organic revenue, temporary contractor revenue declined $9,175 and permanent placement declined $1,673. The primary driver of temporary contractor revenue decline was due to the sale of firstPRO and government-mandated lockdowns in Fiscal 2021 due to the Covid-19 outbreaks.

Revenue in Fiscal 2021 was comprised of $192,756 of temporary contractor revenue and $5,014 of permanent placement revenue, compared with $198,066 and $6,461 for Fiscal 2020, respectively.

Cost of revenue, Gross profit and gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For Fiscal 2021, cost of revenue was $163,903, a decrease of 3.4% from $169,714 in Fiscal 2020, compared with revenue decline of 3.3%.

Gross profit for Fiscal 2021 was $33,867, a decrease of 2.7% from $34,813 for Fiscal 2020, representing gross margin of 17.1% and 17.0% for each period, respectively. The increase was driven by $674 of favorable foreign currency translation and $1,620 of organic decline.

Operating expenses

Operating expenses for Fiscal 2021 were $41,167, a decrease of 5.6% from $43,593 for Fiscal 2020. The decrease in operating expenses was driven by headcount reductions, lower variable costs, and cost savings initiatives. Included in the 2021 total of $42,741 is $3,104 for impairment of goodwill.

Other Income and Expenses

Other income (expenses) for Fiscal 2021 were $15,101, an increase of 316.9% from $(6,962) in Fiscal 2020. The increase was driven primarily by the PPP forgiveness gain of $19,609. This was partially offset by $4,215 interest expense and amortization of debt discount and deferred financing costs in Fiscal 2021 compared with $7,195 in Fiscal 2020; other loss of $33 in Fiscal 2021 versus other gain of $125 in Fiscal 2020, and $260 loss in remeasuring the intercompany note in Fiscal 2021 compared with a gain of $584 in Fiscal 2020.

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

The following table details Revenue and Gross Profit by Business Streams:

	Fiscal 2021	Mix	Fiscal 2020	Mix

Revenue
Commercial Staffing – US	$118,879	60%	$113,970	56%
Professional Staffing – US	16,519	8%	23,477	11%
Professional Staffing – UK	62,372	32%	67,080	33%
Total Service Revenue	$197,770		$204,527

Gross Profit
Commercial Staffing – US	$20,801	61%	$17,845	51%
Professional Staffing – US	4,476	13%	7,546	22%
Professional Staffing – UK	8,590	26%	9,422	27%
Total Gross Profit	$33,867		$34,813

Gross Margin
Commercial Staffing – US	17.5%		15.7%
Professional Staffing – US	27.1%		32.1%
Professional Staffing – UK	13.8%		14.0%
Total Gross Margin	17.1%		17.0%

Adjusted EBITDA This measure is defined as net income (loss) attributable to common stock before: interest expense, benefit from income taxes; depreciation and amortization; acquisition, capital raising and other non-recurring expenses; other non-cash charges; impairment of goodwill; re-measurement gain on intercompany note; restructuring charges; gain from sale of business; PPP Forgiveness Gain; other income; and charges the Company considers to be non-recurring in nature such as legal expenses associated with litigation, professional fees associated potential and completed acquisitions. We use this measure because we believe it provides a more meaningful understanding of the profit and cash flow generation of the Company.

	Fiscal 2021	Fiscal 2020
Net Income (Loss)	$8,158	$(15,642)

Interest expense	3,856	7,195
Benefit from income taxes	(357)	(100)
Depreciation and amortization	3,118	3,677
EBITDA	$14,775	$(4,870)

Acquisition, capital raising and other non-recurring expenses (1)	3,510	6,714
Other non-cash charges (2)	361	662
Impairment of Goodwill	3,104	2,969
Re-measurement gain on intercompany note	260	(584)
Restructuring charges	-	21
Gain from sale of business	-	(124)
PPP Forgiveness Gain	(19,609)	-
Other loss (income)	33	(125)
Adjusted EBITDA	$2,434	$4,663

Adjusted EBITDA of Divested Business (3)	$-	$(507)

Pro Forma Adjusted EBITDA (4)	$2,434	$4,156

Adjusted Gross Profit (5)	$33,867	$31,199

Adjusted EBITDA as percentage of Adjusted Gross Profit	7.2%	14.9%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business. Due to government mandated restrictions, the Company had to temporarily close some of its offices and, due to social distancing restrictions, could not make full use of these facilities for significant periods of time during the year.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

(3)	Adjusted EBITDA of Divested Business for the period prior to the divestment date.

(4)	Pro Forma Adjusted EBITDA excludes the Adjusted EBITDA of Divested Business for the period prior to the divestment date.

(5)	Adjusted Gross Profit excludes gross profit of business divested in September 2020, for the period prior to divestment date.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of the Company’s efficiency for converting incremental gross profit into Adjusted EBITDA.

	Fiscal 2021	Fiscal 2020

Gross Profit - TTM (Current Period)	$33,867	$34,813
Gross Profit - TTM (Prior Period)	34,813	48,309
Gross Profit – Growth (Decline)	$(946)	$(13,496)

Adjusted EBITDA - TTM (Current Period)	$2,434	$4,663
Adjusted EBITDA - TTM (Prior Period)	4,663	9,778
Adjusted EBITDA – Growth (Decline)	$(2,229)	$(5,115)

Operating Leverage	236%	38%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	Fiscal 2021		Fiscal 2020

Total Term Debt, Net	$9,502		$54,810
Addback: Total Debt Discount and Deferred Financing Costs	256		559
Total Debt	$9,758		$55,369

TTM Adjusted EBITDA	$2,434		$4,663

Pro Forma TTM Adjusted EBITDA	$2,434		$4,156

Pro Forma Leverage Ratio	4.01	x	13.32	x

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

	Fiscal 2021	Fiscal 2020

Net cash flow used in operating activities	$(14,634)	$(14,256)

Collection of UK factoring facility deferred purchase price	7,311	8,654

Repayments on accounts receivable financing	(1,779)	(2,426)

Net cash used in operating activities including proceeds from accounts receivable financing	$(9,102)	$(8,028)

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

For Fiscal 2021 the Company had a working capital deficiency of $18,469, an accumulated deficit of $84,021, and a net income of $8,158.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has unsecured payment due in the next 12 months associated with a historical acquisition and secured current debt arrangements representing approximately $9,223 which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

In addition, beginning in January 2023 the Company has numerous contractual lease obligations representing an aggregate of approximately $4,568 related to current lease agreements. The Company intends to fund the majority of this by a combination of cash flow from operations, as well as the raising of capital through additional debt or equity.

Operating activities

For Fiscal 2021, net cash used in operations of $14,634 was primarily attributable to changes in operating assets and liabilities totaling $11,601 and a net income of $8,158, offset by non-cash adjustments of $11,191. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $3,765, decrease in accounts payable and accrued expenses of $2,479, decrease in interest payable – related party of $733, decrease in other current liabilities of $197, decrease in other assets of $50, and decrease in other long-term liabilities of $4,636, offset by increase in prepaid expenses of $260. Non-cash add backs of $11,191 primarily relates to PPP loan forgiveness of 19,609, offset by amortization of intangible assets and depreciation of $2,758, impairment of goodwill of $3,104, right of use assets amortization of $1,299, amortization of debt discount and deferred financing of $359, stock-based compensation of $377, bad debt expense of $260, and remeasurement gain on intercompany note of $260.

For Fiscal 2020, net cash used in operations of $14,256 was primarily attributable to changes in operating assets and liabilities totaling $7,800 and a net loss of $15,642, offset by non-cash adjustments of $9,186. Changes in operating assets and liabilities primarily relates to a decrease in accounts receivable of $7,314, decrease in other assets of $941, increase in accounts payable and accrued expenses of $1,659, decrease in other current liabilities of $2,058, and decrease in other long-term liabilities of $1,657, offset by increase in accounts payable – related party of $1,598, increase in prepaid expenses of $427, and increase in other of $424. Non-cash add backs of $9,186 primarily relates to amortization of intangible assets and depreciation of $3,275, right of use assets amortization of $1,521, amortization of debt discount and deferred financing of $559, stock-based compensation of $637, bad debt expense of $933, and write-off of goodwill of $2,969, offset by remeasurement gain on intercompany note of $584 and gain on sale of subsidiary of $124.

Investing activities

For Fiscal 2021, net cash flows provided by investing activities was $7,062, of which $7,311 was related to the collection of the UK factoring facility deferred purchase price, partially offset by purchase of property and equipment of $249.

For Fiscal 2020, net cash flows provided by investing activities was $11,697, of which $8,654 was from the collection of UK factoring facility deferred purchase price and $3,300 was attributable to proceeds from the sale of a subsidiary, partially offset by purchase of property and equipment of $257.

Financing activities

For Fiscal 2021, net cash flows used in financing activities totaled $1,799, of which $43,019 related to proceeds from common stock, $4,698 related to proceeds from Series F preferred stock, and $130 related to proceeds from related party note, offset by $34,076 of repayments on term loan, $4,908 of redemption of Series E preferred stock-related party, $1,778 of repayments on accounts receivable financing, net, payment of third-party financing costs of $4,695, and dividends paid to related parties of $591.

For Fiscal 2020, net cash flows provided by financing activities totaled $11,553, of which $2,426 relates to repayments on accounts receivable financing, net, payment of third-party financing costs of $795, dividends paid to related parties of $3,333, redemption of Series E Preferred Stock of $1,920, repayment of term loans of $4,734; and financing costs – related party of $488; offset by proceeds from equity raise of $4,634, proceeds from PPP Loans of $19,395 and proceeds from term loans of $1,220.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2021 and Fiscal 2020 include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

Known Trends, Events and Uncertainties

Demand for staffing and permanent placement services is highly dependent on growth in specific industries, geographic economic activity, workforce flexibility trends, and the overall strength of the economy. This creates a high degree of volatility in the industry based on overall economic conditions. Historically, economic recovery periods such as the current recovery from the COVID-19 pandemic have resulted in growth primarily in the temporary contractor segment, however, the current recovery has led to growth mainly in the permanent placement market. It is uncertain whether this trend will continue or whether the reopening of key contractor industries will present a recovery that is more in line with historical trends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Staffing 360 Solutions, Inc.

New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. (the “Company”) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the two years in the period ended January 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Quantitative Assessment

At January 1, 2022, goodwill was $23.8 million, which is allocated to a number of reporting units. As discussed in Note 7 to the consolidated financial statements, the Company tests goodwill for impairment at least annually at the reporting unit level, or more frequently if triggering events occur. The Company determines the fair value of the reporting unit using a combination of an income approach and a market approach. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future cash flows based on revenue growth rates, discount rates and market multiples of comparable peer companies. For the year ended January 1, 2022, the Company recorded an impairment charge of $3.1 million.

We identified the goodwill impairment quantitative assessment for certain reporting units as a critical audit matter because of the significant assumptions management makes as part of the assessment to estimate the fair value of these reporting units. The income approach requires significant management assumptions in projecting future discounted cash flows, specifically over revenue growth rates and discount rates. The market approach requires significant judgment in selecting the appropriate peer companies and the valuation multiples. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the involvement of professionals with specialized skill or knowledge.

The primary procedures we performed to address this critical matter included:

●	Evaluating the reasonableness of management’s assumptions in the calculation of the fair value of certain reporting units, including the revenue growth rate used in the projected future cash flows by comparing to prior period forecasts, historical operating performance, internal and external communications by the Company and publicly available industry data of peer companies.

●	Utilizing personnel with specialized knowledge and skill in valuation to assist in: i) evaluating the reasonableness of the identified peer companies used in the market approach, ii) developing an independent range of fair values based on market multiples of peer companies and comparing this to the company’s estimated fair values., iii) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation, and iv) developing a range of independent estimates of discount rates and comparing those to the discount rates selected by management.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

New York, NY

June 24, 2022

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	As of	As of
	January 1,	January 2,
	2022	2021
ASSETS
Current Assets:
Cash	$4,558	$8,256
Cash in escrow	—	2,080
Accounts receivable, net	20,718	24,568
Prepaid expenses and other current assets	988	1,251
Total Current Assets	26,264	36,155

Property and equipment, net	865	1,066
Goodwill	23,828	27,045
Intangible assets, net	13,649	16,017
Other assets	3,506	3,168
Right of use asset	5,578	3,433
Total Assets	$73,690	$86,884
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	12,532	15,030
Accrued expenses - related party	216	2,306
Current debt, related party	—	1,139
Current portion of debt	9,223	1,260
PPP Loans	—	12,468
Accounts receivable financing	15,199	16,986
Leases - current liabilities	1,006	1,211
Other current liabilities	6,557	6,548
Total Current Liabilities	44,733	56,948

Long-term debt, related party	—	32,182
Long-term debt	279	834
PPP Loans, non-current	—	6,927
Leases - non current	4,568	2,226
Other long-term liabilities	785	3,787
Total Liabilities	50,365	102,904

Commitments and contingencies
Series E Preferred Stock, 13,000 designated, $0.00001 par value, 0 and 2,080 shares issued and outstanding as of January 1, 2022 and January 2, 2021, respectively	—	2,080
Series E-1 Preferred Stock, 6,500 designated, $0.00001 par value, 0 and 1,363 shares issued and outstanding as of January 1, 2022 and January 2, 2021, respectively	—	—
Contingently redeemable Series E Preferred Stock	—	2,080

Stockholders’ Equity (Deficit):
Staffing 360 Solutions, Inc. Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series E Preferred Stock, 13,000 designated, $0.00001 par value, 0 and 11,080 shares issued and outstanding as of January 1, 2022 and January 2, 2021, respectively	—	11
Common stock, $0.00001 par value, 200,000,000 shares authorized; 1,758,835 and 281,724 shares issued and outstanding, as of January 1, 2022 and January 2, 2021, respectively	1	1
Additional paid in capital	107,183	73,844
Accumulated other comprehensive income	162	223
Accumulated deficit	(84,021)	(92,179)
Total Stockholders’ Equity (Deficit)	23,325	(18,100)
Total Liabilities and Stockholders’ Equity (Deficit)	$73,690	$86,884

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

	Fiscal 2021	Fiscal 2020
Revenue	$197,770	$204,527

Cost of Revenue, excluding depreciation and amortization stated below	$163,903	$169,714

Gross Profit	33,867	34,813

Operating Expenses:
Selling, general and administrative expenses	35,305	37,506
Impairment of goodwill	3,104	2,969
Depreciation and amortization	2,758	3,118
Total Operating Expenses	41,167	43,593

Loss From Operations	(7,300)	(8,780)

Other Income (Expenses):
Interest expense	(3,856)	(7,195)
Amortization of debt discount and deferred financing costs	(359)	(559)
Re-measurement (loss) gain on intercompany note	(260)	584
Gain on business sale	—	124
Interest expense – restructuring	—	(41)
PPP forgiveness gain	19,609	—
Other (loss) income, net	(33)	125
Total Other Income (Expenses), net	15,101	(6,962)

Income (Loss) Before Benefit for Income Tax	7,801	(15,742)

Benefit for income taxes	357	100

Net Income (Loss)	8,158	(15,642)

Dividends - Series A Preferred Stock - related party	—	125
Dividends - Series E Preferred Stock - related party	319	2,472
Dividends - Series E-1 Preferred Stock - related party	192	756
Dividends - Series G Preferred Stock - related party	166	—
Dividends - Series G-1 Preferred Stock - related party	118	—
Deemed Dividend	1,798	4,690
Earnings allocated to participating securities	2,395	—

Earnings (Loss) per Share attributable to Common Stockholders – Basic	$3,170	$(23,685)

Net Income (Loss) Attributable to Common Stockholders - Basic	$3.30	$(158.40)

Weighted Average Shares Outstanding – Basic	952,207	149,515

Earnings allocated to participating securities – Diluted (Footnote 3)	$3,965	$—

Earnings (Loss) per Share Attributed to Common Stockholders – Diluted	$3.70	$(158.40)

Weighted Average Shares Outstanding – Diluted	1,062,541	149,515

The accompanying notes are an integral part of these consolidated financial statements.

F-3

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(All amounts in thousands)

	Fiscal 2021	Fiscal 2020
Net Income (Loss)	$8,158	$(15,642)

Other Comprehensive (Loss) Income
Foreign exchange translation adjustment	(61)	281
Comprehensive Income (Loss) Attributable to the Company	$8,097	$(15,361)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series E-1		Series A		Series E		Common Stock		capital	(loss) income	Deficit	Deficit
Balance December 28, 2019	729	$—	1,663,008	$—	13,000	$13	147,840	$1	$76,214	$(58)	$(76,537)	$(367)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	624	—	581	—	—	581
Related party from Debt Arrangement	—	—	—	—	—	—	8,334	—	324	—	—	324
Series A Preferred Conversion	—	—	(623,628)	—	—	—	271	—	—	—	—	—
Sales of common stock, net	—	—	—	—	—	—	124,655	—	3,894	—	—	3,894
Warrants issued for services	—	—	—	—	—	—	—	—	56	—	—	56
Warrants modification - Related Party	—	—	—	—	—	—	—	—	126	—	—	126
Dividends - Series A Preferred Stock - Related Party	—	—	—	—	—	—		—	(125)	—	—	(125)
Redemption of Series E Preferred Stock	—	—	—	—	(1,920)	(2)	—	—	(1,918)	—	—	(1,920)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(2,472)	—	—	(2,472)
Dividends - Series E-1 Preferred Stock - Related Party	634	—	—	—	—	—	—	—	(756)	—	—	(756)
Redeemable portion of Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(2,080)	—	—	(2,080)
Beneficial conversion feature for fair value modification - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	4,690	—	—	4,690
Deemed dividend	—	—	—	—	—	—	—	—	(4,690)	—	—	(4,690)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	281	—	281
Net loss	—	—	—	—	—	—	—	—	—	—	(15,642)	(15,642)
Balance January 2, 2021	1,363	$—	1,039,380	$—	11,080	$11	281,724	$1	$73,844	$223	$(92,179)	$(18,100)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total (Deficit)
	Series E-1		Series G-1		Series A		Series E		Series F		Common Stock		capital	income	Deficit	Equity
Balance January 2, 2021	1,363	$—	—	$—	1,039,380	$—	11,080	$11	—	$—	281,724	$1	$73,844	$223	$(92,179)	$(18,100)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	—	—	19,282	—	377	—	—	377
Series A Preferred Conversion	—	—	—	—	(1,039,380)	—	—	—	—	—	451	—	—	—	—	—
Sales of common stock, net	—	—	—	—	—	—	—	—	—	—	1,326,887	—	38,639	—	—	38,639
Sales of Series F Preferred Stock, net	—	—	—	—	—	—	—	—	4,698	—	—	—	4,107	—	—	4,107
Conversion of Series F Preferred Stock	—	—	—	—	—	—	—	—	(4,698)	—	130,491	—	—	—	—	—
Redemption of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(4,908)	(5)	—	—	—	—	(4,903)	—	—	(4,908)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(319)	—	—	(319)
Dividends - Series E-1 Preferred Stock - Related Party	130	—	—	—	—	—	—	—	—	—	—	—	(192)	—	—	(192)
Dividends - Series G Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(166)	—	—	(166)
Dividends - Series G-1 Preferred Stock - Related Party	—	—	68	—	—	—	—	—	—	—	—	—	(118)	—	—	(118)
Conversion of Series E Preferred Stock - Related Party to Series G preferred Stock - Related Party	(1,493)	—	1,493	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series G preferred Stock - Related Party to Long-term debt - Related Party	—	—	(1,561)	—	—	—	—	—	—	—	—	—	—	—	—	—
Redeemable portion of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(6,172)	(6)	—	—	—	—	(4,086)	—	—	(4,092)
Series F Preferred Stock – Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	—	—	1,409	—	—	1,409
Fair Value Modification - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	389	—	—	389
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	(1,798)	—	—	(1,798)
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(61)	—	(61)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,158	8,158
Balance, January 1, 2022	—	$—	—	$—	—	$—	—	$—	$—	$—	1,758,835	$1	$107,183	$162	$(84,021)	$23,325

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal 2021	Fiscal 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$8,158	$(15,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of intangible assets	2,758	3,275
Amortization of debt discount and deferred financing costs	359	559
Bad debt expense	260	933
Impairment of goodwill	3,104	2,969
Right of use assets depreciation	1,299	1,521
Stock based compensation	377	637
Forgiveness of PPP loan and related interest	(19,609)	—
Gain from sale of business	—	(124)
Re-measurement (loss) gain on intercompany note	260	(584)
Changes in operating assets and liabilities:
Accounts receivable	(3,765)	(7,314)
Prepaid expenses and other current assets	260	(427)
Other assets	(50)	(941)
Accounts payable and accrued expenses	(2,479)	(1,659)
Interest payable - related party	(733)	(1,598)
Other current liabilities	(197)	2,058
Other long-term liabilities and other	(4,636)	2,081
NET CASH USED IN OPERATING ACTIVITIES	(14,634)	(14,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(249)	(257)
Proceeds from disposal of business	—	3,300
Collection of UK factoring facility deferred purchase price	7,311	8,654
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,062	11,697

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	(4,695)	(795)
Related-party financing costs	—	(488)
Proceeds from term loan	—	1,220
Repayment of term loan	(34,076)	(4,734)
Repayments on accounts receivable financing, net	(1,778)	(2,426)
Dividends paid to related parties	(591)	(3,333)
Redemption of Series E preferred stock, related party	(4,908)	(1,920)
Proceeds from sale of common stock	43,019	4,634
Proceeds from PPP loans	—	19,395
Proceeds from related party note	130	—
Proceeds from sale of Series F preferred stock	4,698	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,799	11,553

NET (DECREASE) INCREASE IN CASH	(5,773)	8,994

Effect of exchange rates on cash	(5)	146

Cash - Beginning of period	10,336	1,196

Cash - End of period	$4,558	$10,336

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

Year End

The Company’s fiscal year end follows a 52-53-week year ending on the Saturday closest to the 31st of December. This report is for the period from January 3, 2021 to January 1, 2022, “Fiscal 2021.” The prior year’s report was for the period from December 29, 2019 to January 2, 2021, “Fiscal 2020”.

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the year ended January 1, 2022, the Company has an accumulated deficit of $84,021 and a working capital deficit of $18,469. At January 1, 2022, we had total gross debt of $9,758 and $4,558 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments. Subsequent to the year ended January 1, 2022, we have continued to fund our operations and make required capital payments utilizing our available cash and, as of the date of this filing, we have approximately $373 in available cash.

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

The entire outstanding principal balance of the 2020 Jackson Note shall be due and payable on September 30, 2022. The debt represented by the 2020 Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017. The Company also has a $25,000 revolving loan facility with MidCap. The MidCap Facility has a maturity date of September 1, 2022 and although we believe we will be able to either renew this agreement or find an alternative lender, this has yet to be completed.

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

COVID-19

The novel Coronavirus Disease 2019 (“COVID-19”), is impacting worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients. As a result, we are subject to the plans and approaches of our clients to work during this period. This includes whether they support remote working when they have decided to close their facilities. To the extent that our clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, we would no longer generate revenue and profit from that client. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where we have seen declines in revenues during Fiscal 2021 and 2020. While expected to be temporary, prolonged workforce disruptions can negatively impact sales in fiscal year 2022 and the Company’s overall liquidity.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

The Company’s negative working capital and liquidity position combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic contribute to the substantial doubt about the Company’s ability to continue as a going concern.

PPP Loan

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

Effective March 27, 2020, the Company deferred Federal Insurance Contributions Act taxes under the CARES Act section 2302. Payment of these tax deferrals of $2,473 and $2,473 were delayed to December 31, 2021 and December 31, 2022, respectively. The Company completed the first payment of the tax deferral in full on December 31, 2021.

Divesture of Business

On September 24, 2020, the Company and Staffing 360 Georgia, LLC d/b/a firstPRO, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with firstPRO Recruitment, LLC (the “Buyer”), pursuant to which the Company sold to the Buyer substantially all of the Company’s assets used in or related to the operation or conduct of its professional staffing and recruiting business in Georgia (the “Assets,” and such sale, the “firstPRO Transaction”.) The majority owner of the Buyer was a former employee of Staffing 360 Georgia, LLC d/b/a firstPRO.

In addition, the Buyer agreed to assume certain liabilities related to the Assets. The purchase price in connection with the firstPRO Transaction was $3,300, of which (a) $1,220 was paid at closing (the “Initial Payment”) and (b) $2,080 was held in a separate escrow account (the “Escrow Funds”), which was to be released upon receipt of the forgiveness of the Company’s PPP Loans by the U.S. Small Business Administration (the “SBA”). In the event that all or any portion of the PPP Loans were not forgiven by the SBA, all or a portion of the Escrow Funds would have been used to repay any unforgiven portion of the PPP Loans in full. The firstPRO Transaction closed on September 24, 2020. The consideration of $2,080 was presented as cash in escrow in the Company’s consolidated balance sheet due to the escrow arrangement and restrictions set forth by Jackson. In September 2020, the Company submitted the PPP Loan forgiveness applications to the SBA. All of the PPP Loans were approved for forgiveness and on July 22, 2021 the Escrow Funds were used to redeem a portion of the 2020 Jackson Note.

The Asset Purchase Agreement contains non-competition and non-solicitation provisions customary for agreements of this type. In addition, under the terms of the Asset Purchase Agreement, the Company has agreed to indemnify the Buyer against certain liabilities, subject to certain conditions and limitations as set forth in the Asset Purchase Agreement.

In connection with execution of the Asset Purchase Agreement, the Company and certain of its subsidiaries entered into a Consent Agreement (the “Consent”) with Jackson, a noteholder under the Existing Note Purchase Agreement. Under the terms of the Consent and the Certificate of Designation of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”), in consideration for Jackson’s consent to the firstPRO Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock subsequent to September 26, 2020, and the Escrow Funds, were agreed to be used to redeem a portion of the Series E Preferred Stock. On September 28, 2020, the Company redeemed 1,300 shares of Series E Convertible Preferred Stock for $1,300 and on July 22, 2021, after conversion of the Series G Preferred Stock to the New Note, the Company redeemed $2,080 of the 2020 Jackson Note with the Escrow Funds.

To induce the Buyer to enter into the Asset Purchase Agreement, the Company also entered into a Transition Services Agreement with the Buyer, pursuant to which each party will provide certain transition services such as payrolling through to year end 2020 to minimize any disruption to the businesses of the Company and the Buyer arising from the firstPRO Transaction. All transition services were provided in the prior year and as of January 1, 2022, the Transition Services Agreement is no longer in effect.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2021 and Fiscal 2020 include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Fiscal 2021 was comprised of $192,756 of temporary contractor revenue and $5,014 of permanent placement revenue, compared with $198,066 and $6,461 for Fiscal 2020, respectively. Refer to Note 14 for further details on breakdown by segments.

Taxes Collected from Customers and Remitted to Governmental Agencies

The Company records taxes on customer transactions due to governmental agencies as a receivable and a liability on the consolidated balance sheets. Sales taxes are recorded net on the consolidated statement of operations.

Advertising Costs

Costs for advertising are expensed when incurred. Advertising expenses for the Company were $803 and $1,302 for Fiscal 2021 and 2020, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions. The Company had no cash equivalents at the end of Fiscal 2021 or Fiscal 2020.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after all efforts to collect have been exhausted. As of the end of Fiscal 2021 and the end of Fiscal 2020, the Company had an allowance for doubtful accounts of $60 and $62, respectively.

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

The table below represents a rollforward of the Level 3 contingent consideration:

Contingent Consideration
Balance at December 28, 2019	$3,939
KRI deferred consideration	115
Balance at January 2, 2021	$4,054
KRI deferred consideration	-
Balance at January 1, 2022	$4,054

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants the Company has privately placed were estimated using a Black Scholes model. Refer to Note 12 for further details.

Treasury Stock Method

The Company is using the treasury stock method in our calculation of diluted earnings per share. Due to this application, the warrants and options outstanding are anti-dilutive due to their strike price in relation to the Company’s stock price.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company plans on adopting this ASU in the next fiscal year.

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

NOTE 3 – EARNINGS (LOSS) PER COMMON SHARE

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

Basic earnings per common share are computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding. The Company’s Series F Convertible Preferred Stock, which is convertible into shares of the Company’s common stock at any time and from time to time from and after the issue date, and the Company’s Series F warrants, are classified as participating securities in accordance with ASC 260. Net income allocated to the holders of Series F convertible preferred stock and Series F warrants is calculated based on the shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including warrants and unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and Series G and G-1 Preferred Stock using the if-converted method. Stock options and warrants that are out-of-the-money are not included in the denominator for the calculation diluted EPS. Under the two-class method of calculating diluted earnings per share, net income is reallocated to common stock, the Series F Preferred stock, the Series F warrants, and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed. In the computation of diluted earnings per share, the if-converted method for the Series F Preferred Stock resulted in a more dilutive earnings per share than the two-class method. As such, the if-converted method was utilized for the calculation of diluted EPS. Due to the use of the treasury stock method, the warrants and options outstanding are anti-dilutive in our calculation of diluted EPS.

On June 30, 2021 and June 24, 2022, the Company effected a one-for-six reverse stock split and one-for-ten reverse stock split, respectively. As required in accordance with GAAP, all share and earnings per share information noted below have been retroactively adjusted to reflect the reverse stock split.

The following table sets forth the components used in the computation of basic and diluted income per share:

	Fiscal 2021	Fiscal 2020
Numerator:
Net Income (Loss)	$8,158	$(15,642)

Dividends - Series A Preferred Stock - related party	-	125
Dividends - Series E Preferred Stock - related party	319	2,472
Dividends - Series E-1 Preferred Stock - related party	192	756
Dividends - Series G Preferred Stock - related party	166	-
Dividends - Series G-1 Preferred Stock - related party	118	-
Deemed Dividend	1,798	4,690

Net Income (Loss) Attributable to Common Equity	$5,565	$(23,685)

Less: Net income allocated to participating equity	(2,395)	-
Net income (loss) available to common shareholders for basic earnings per share	3,170	(23,685)
Effect of dilutive securities:
Add: Dividends paid to Series E, E-1, G, G-1 preferred shareholders	795
Net income (loss) available to commons and preferred shareholders for diluted earnings per share	$3,965

Denominator:
Weighted average basic common shares outstanding	952,207	149,515
Weighted average additional common shares outstanding if preferred shares converted to common shares (if dilutive)	104,387	—
Total weighted average common shares outstanding if preferred shares converted to common shares	1,056,594	149,515
Effect of dilutive securities:	—
Restricted shares	5,947
Weighted average diluted shares outstanding	1,062,541

Income per common share:
Basic	$3.30	$(158.40)
Diluted	$3.70	(158.40)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 1, 2022	January 2, 2021
Computer software	$432	$471
Office equipment	587	1,115
Computer equipment	702	1,160
Furniture and fixtures	1,181	1,123
Leasehold improvements	650	713
Total property and equipment, gross	3,552	4,582
Accumulated depreciation	(2,687)	(3,516)
Total property and equipment, net	$865	$1,066

Depreciation expense for Fiscal 2021 and Fiscal 2020 was $447 and $595, respectively.

NOTE 5 – OTHER NON-CURRENT ASSETS

The following provides a breakdown of other non-current assets:

	January 1, 2022	January 2, 2021
Collateral associated with workers’ compensation insurance	$3,072	$3,134
Other non-current assets	434	34
Total	$3,506	$3,168

NOTE 6 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	January 1, 2022
	Tradenames	Non-Compete	Customer Relationships	Total
Intangible assets, gross	$9,553	2,497	21,725	33,775
Accumulated amortization	(4,969)	(2,497)	(12,660)	(20,126)
Intangible assets, net	$4,584	0	9,065	13,649

	January 2, 2021
	Tradenames	Non-Compete	Customer Relationships	Total
Intangible assets, gross	$9,582	2,500	21,810	33,892
Accumulated amortization	(4,283)	(2,440)	(11,152)	(17,875)
Intangible assets, net	$5,299	60	10,658	16,017

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

As of January 1, 2022, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended December	Amount
2022	2,243
2023	2,243
2024	2,243
2025	2,173
2026	2,018
Thereafter	2,729
Total	$13,649

Amortization of intangible assets for the period ended Fiscal 2021 and Fiscal 2020 was $2,312 and $2,523, respectively. The weighted average useful life remaining of intangible assets remaining is 6 years.

NOTE 7 – GOODWILL

The following table provides a roll forward of goodwill:

	January 1, 2022	January 2, 2021
Beginning balance, gross	$31,591	$31,049
Accumulated disposition	(1,577)	-
Accumulated impairment losses	(2,969)	-
Beginning balance, net	27,045	31,049
Impairment of goodwill	(3,104)	(2,969)
Disposition of business	-	(1,577)
Currency translation adjustment	(113)	542
Ending balance, net	$23,828	$27,045

Goodwill by reportable segment is as follows:

	January 1, 2022	January 2, 2021
Professional Staffing - US	$6,222	$6,222
Commercial Staffing - US	5,860	5,860
Professional Staffing - UK	11,746	14,963
Ending balance, net	$23,828	$27,045

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

In accordance with ASC 350, during the performance of the Company’s annual impairment test during the fourth quarter of 2021 the Company identified and recognized an impairment of $3,104 to the goodwill recorded by the Professional Staffing – UK reporting unit. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines as a result of the ongoing COVID-19 pandemic. Further, the negative impact suffered from the COVID-19 pandemic, predominantly in fiscal 2020, did not recover as quickly as management anticipated by the end of fiscal 2021 and, as a result, the forward-looking forecast was revised based upon current facts and circumstances. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. While the impairment recognized by management of $3,104 represents the adjustment required based upon current assumptions, such assumptions are subject to significant estimation by management, including revenue growth rates, cost levels, and discount rates. If actual results in future periods vary from these assumptions additional impairment costs to goodwill could occur.

During the year ended January 2, 2021 the Company changed its measurement date from the first day of the fiscal fourth quarter to the last day of the fiscal year end. The Company performed its annual goodwill impairment test and no impairment was recognized other than the charge recognized by the Professional Staffing UK reporting unit. To estimate the fair value of the reporting units the Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit when performing its annual impairment testing. Volatility in the Company’s stock price can result in the net book value of our reporting unit approximating, or even temporarily exceeding market capitalization, however, the fair value of our reporting unit is not driven solely by the market price of our stock. As described above, fair value of our reporting unit is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting units, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following provides a breakdown of accounts payable and accrued expenses:

	January 1, 2022	January 2, 2021
Accounts payable	$2,749	$28
Accrued payroll, taxes and bonuses	8,594	12,913
Other accrued expenses	1,189	2,089
Total	$12,532	$15,030

NOTE 9 – ACCOUNTS RECEIVABLE FINANCING

Midcap Funding X Trust

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including covenants to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect its intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of its organizational documents. The Company is not in compliance with its January 1, 2022 covenants and received a waiver from Midcap that extends to March 31, 2022. The Company received a waiver dated June 23, 2022, providing a waiver to extend the delivery of the audited financial statements through June 30, 2022. Subsequent to March 2022, the Company is currently not in compliance with its financial covenants with Midcap.

The balance of the Midcap Facility as of January 1, 2022 and January 2, 2021 was $13,405 and $14,842, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

HSBC Invoice Finance (UK) Ltd – New Facility

On February 8, 2018, CBSbutler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500.) The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

On June 28, 2018, CML, the Company’s new subsidiary entered into a new agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBSbutler, Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days. In July 2019, the aggregate Facility Limit was extended to £22,500 across all Borrowers.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities.

NOTE 10 – DEBT

	January 1, 2022	January 2, 2021
Jackson Investment Group - related party	$8,949	$33,880
PPP Loans	—	19,395
HSBC Term Loan	809	2,094
Total Debt, Gross	9,758	55,369
Less: Debt Discount and Deferred Financing Costs, Net	(256)	(559)
Total Debt, Net	9,502	54,810
Less: Non-Current Portion	(279)	(39,943)
Total Current Debt, Net	$9,223	$14,867

Jackson Note

On September 15, 2017, the Company entered into a $40,000 note agreement with Jackson (the “2017 Jackson Note”.) The proceeds of the sale of the 2017 Jackson Note were used to repay the existing subordinated notes previously issued to Jackson pursuant to the existing note purchase agreement in the aggregate principal amount of $11,165 and to fund a portion of the purchase price consideration of the firstPRO Acquisition and the CBSbutler Acquisition and repay certain other outstanding indebtedness of the Company. The maturity date for the amounts due under the 2017 Jackson Note was September 15, 2020. The 2017 Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the 2017 Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder.

On August 27, 2018, the Company entered into an amended agreement with Jackson, pursuant to which the note purchase agreement dated as of September 15, 2017 was amended and made a new senior debt investment of approximately $8,428. Terms of the additional investment were the same as the 2017 Jackson Note. From the proceeds of the additional investment, the Company paid a closing fee of $280 and legal fees of $39 and issued 19,200 shares of the Company’s common stock as a closing commitment fee.

On August 29, 2019, the Company entered into a Fourth Omnibus Amendment and Reaffirmation Agreement with Jackson, as lender, which, among other things, amends that certain Amended and Restated Note Purchase Agreement, dated as of September 15, 2017, as amended (the “Existing Note Purchase Agreement”.) Pursuant to the Existing Note Purchase Agreement, the Company agreed to issue and sell to Jackson that certain 18% Senior Secured Note due December 31, 2019 in the aggregate principal amount of $2,538 (the “2019 Jackson Note”.) All accrued and unpaid interest on the outstanding principal balance of the 2019 Jackson Note was due and payable monthly on the first day of each month, beginning on October 1, 2019. Pursuant to the terms of the 2019 Jackson Note, if the 2019 Jackson Note was not repaid by December 31, 2019, the Company was required to issue 10,000 shares of its common stock to Jackson on a monthly basis until the 2019 Jackson Note is fully repaid, subject to certain exceptions to comply with Nasdaq listing standards. The Company booked additional expense of $324 related to the issuances of 50,000 shares of common stock to Jackson in 2020. The Company paid the 2019 Jackson Note in full on May 28, 2020.

On October 26, 2020, the Company, certain of its subsidiaries and Jackson entered into the Amended Note Purchase Agreement and the 2020 Jackson Note, which amended and restated the Existing Note Purchase Agreement. The Amended Note Purchase Agreement refinanced an aggregate of approximately $35,700 of debt provided by Jackson, extending the maturity to September 30, 2022. In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $488. The Company accounted for the Amended Note Purchase Agreement as a modification of the debt. Accordingly, fees totaling $488 paid to Jackson as well as the modification of 15,092 warrants from a strike price of $99.60 to $60.00 and the extension of the warrant expiration date of January 26, 2024 to January 26, 2026, resulting in a fair value adjustment of $126, were recorded as additional debt discount which will be amortized over the term of the 2020 Jackson Note using the effective interest method.

Under the terms of the Amended Note Purchase Agreement and the 2020 Jackson Note, the Company is required to pay interest on the debt at a per annum rate of 12%. The interest is payable monthly in cash; provided that, the Company may elect to pay up to 50% of monthly interest in-kind (“PIK Interest”) by adding such PIK Interest to the outstanding principal balance of the 2020 Jackson Note. For any month that the Company elects to pay interest in-kind, the Company is required to pay Jackson a fee in shares of our common stock (“PIK Fee Shares”) in an amount equal to $25 divided by the average closing price, as reported by The Nasdaq Capital Market (“Nasdaq”), of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $30.00, or is otherwise undeterminable because such shares of common stock are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $30.00, and if such average closing price is greater than $210.00, then the average closing price for these purposes shall be deemed to be $210.00. For the period of November 2020 through and including March 2021, each monthly interest amount due and payable was reduced by $166, and for the period commencing April 2021 through and including September 2021, each monthly interest amount due and payable was increased by $166.

Under the terms of the Amended Note Purchase Agreement, the Company was required to make a mandatory prepayment of the principal amount of the 2020 Jackson Note of not less than $3,000 no later than January 31, 2021. Payments were made in December 2020 and January 2021 totaling $3,029 in full satisfaction of the mandatory prepayment.

On January 4, 2021, the Company used $1,558 in net proceeds from a securities purchase agreement dated December 30, 2020 and redeemed $1,168 of the 2020 Jackson Note with an outstanding principal amount of $33,878 and redeemed 390 shares of the Series E Convertible Preferred Stock with an aggregate value of $390. Following the redemption of the portion of the 2020 Jackson Note and Series E Convertible Preferred Stock, the 2020 Jackson Note balance was $32,710 and the Company had 10,690 shares of Series E Convertible Preferred Stock outstanding with an aggregate stated value of $10,690.

On February 5, 2021, the Company received the Limited Consent from Jackson, the sole holder of the Company’s outstanding shares of Series E Convertible Preferred Stock, to use approximately (i) 75% of the net proceeds from the February 2021 Offering to redeem a portion of the 2020 Jackson Note, which had an outstanding principal amount of $32,710 as of February 9, 2021, and (ii) 25% of the net proceeds from the February 2021 Offering to redeem a portion of the Company’s Series E Convertible Preferred Stock. Pursuant to the Limited Consent, upon closing of the February 2021 Offering, the Company paid $13,556 of the 2020 Jackson Note and redeemed 4,518 shares of the Series E Convertible Preferred Stock.

On April 21, 2021, the Company entered into the April 2021 Purchase Agreement. The net proceeds to the Company were approximately $4,200, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used $3,200 of the net proceeds to redeem a portion of the 2020 Jackson Note, which had an outstanding principal amount of $19,154 immediately prior to such redemption.

On July 20, 2021, the Company entered into the July 2021 Purchase Agreement. As the Company’s Series G Preferred Stock (as defined below) was outstanding, it was required to use the proceeds of any sales of equity securities, including the common stock offered in the July 2021 Offerings, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. The Company received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the 2020 Jackson Note and paid accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into the New Note (as defined below). The net proceeds to the Company from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company used $5,000 of the net proceeds to redeem a portion of the 2020 Jackson Note, which had an outstanding principal amount of approximately $21,700 immediately prior to such redemption.

On July 21, 2021, the Company entered into a non-cash financing transaction whereby it exchanged its outstanding 6,172 shares of Series G Convertible Preferred Stock (“Series G Preferred Stock”) and 1,561 shares of Series G-1 Convertible Preferred Stock for senior indebtedness by entering into a new 12% Senior Secured Note, in aggregate principal amount of $7,733 (the “New Note”), which amount represented all of the outstanding Series G Preferred Stock, totaling $6,172, and Series G-1 Convertible Preferred Stock, totaling $1,561, held by Jackson as of July 21, 2021, under the Amended Note Purchase Agreement. The New Note was deemed issued pursuant to the Amended Note Purchase Agreement.

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

On August 5, 2021, the Company entered into the First August 2021 Purchase Agreement. The net proceeds to the Company from the First August 2021 Offerings were approximately $3,217, after deducting placement agent fees and offering expenses payable by the Company. The Company used a portion of the net proceeds from the First August 2021 Offerings together with other cash on hand to redeem $3,281 of the 2020 Jackson Note, which had an outstanding principal amount of approximately $16,730 immediately prior to such redemption.

On October 28, 2021, the Company entered into a securities purchase agreement (the “November 2021 Private Placement”). This placement closed on November 2, 2021 and was announced on November 3, 2021. The net proceeds of the November 2021 Private Placement were approximately $9.25 million. The Company used a portion of the net proceeds from the November 2021 Private Placement to redeem $4,500 of the 2020 Jackson Note, which had an outstanding principal amount of approximately $13,449 immediately prior to such redemption.

The entire outstanding principal balance of the 2020 Jackson Note shall be due and payable on September 30, 2022. The debt represented by the 2020 Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017.

The Amended Note Purchase Agreement includes certain customary financial covenants, including a leverage ratio covenant and a minimum adjusted EBITDA covenant. Delivery of financial covenants commenced with the fiscal month ending March 2021. The Company is not in compliance with its January 1, 2022 covenants and received a waiver from Jackson on June 23, 2022.

PPP Loans

On May 12, 2020, Monroe, an indirect subsidiary of the Company, entered into the May 12 Note with the Bank, pursuant to the PPP of the CARES Act administered by the SBA. The principal amount of the May 12 Note was $10,000.

In accordance with the requirements of the CARES Act, the May 12 Note Borrowers used the proceeds from the May 12 Note in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrued on the May 12 Note at the rate of 1.00% per annum. The May 12 Note Borrowers applied for forgiveness of the amount due under the May 12 Note, in an amount equal to the sum of qualified expenses under the PPP. The May 12 Note Borrowers used the entire proceeds under the May 12 Note for such qualifying expenses.

The May 12 Note matured two years following the date of issuance of the May 12 Note and included a period for the first ten months during which time required payments of interest and principal were deferred. Beginning on the eleventh month following the date of the May 12 Note, the May 12 Note Borrowers were required to make 14 monthly payments of principal and interest. The May 12 Note provided for customary events of default, including, among others, those relating to breaches of obligations under the May 12 Note, including a failure to make payments, any bankruptcy or similar proceedings involving the May 12 Note Borrowers, and certain material effects on the May 12 Note Borrowers’ ability to repay the May 12 Note. The May 12 Note Borrowers did not provide any collateral or guarantees for the May 12 Note.

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

In accordance with the requirements of the CARES Act, the May 20 Note Borrowers used the proceeds from the May 20 Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrued on each of the May 20 Notes at the rate of 1.00% per annum. The May 20 Note Borrowers may apply for forgiveness of the amount due under the May 20 Notes, in an amount equal to the sum of qualified expenses under the PPP. The May 20 Note Borrowers used the entire proceeds under the May 20 Notes for such qualifying expenses.

Each of the May 20 Notes matured two years following the date of issuance of the May 20 Notes and included a period for the first ten months during which time required payments of interest and principal were deferred. Beginning in the eleventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers were required to make 14 monthly payments of principal and interest. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the May 20 Note Borrowers, and certain material effects on the May 20 Note Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

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

The Series E Preferred Stock ranked senior to the Company’s common stock and any other series or classes of preferred stock issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution. Each share of Series E Preferred Stock was initially convertible into 561 shares of common stock of the Company at any time after October 31, 2020 or the occurrence of a Preferred Default (as defined in the Certificate of Designation for the Series E Preferred Stock (the “Series E Certificate of Designation”)). A holder of Series E Preferred Stock was not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into the Company’s common stock. Series E Preferred Stock was redeemable by the Company at any time at a price per share equal to the stated value ($10,000 per share) plus all accrued and unpaid dividends thereon.

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

On October 26, 2020, in connection with the entry into the Amended Note Purchase Agreement, the Company filed with the Secretary of State of the State of Delaware the second Certificate of Amendment (the “Amendment”) to the Series E Certificate of Designation. Under the amended terms, holders of Series E Preferred Stock were entitled to monthly cash dividends on Series E Preferred Stock at a per annum rate of 12%. At the Company’s option, up to 50% of the cash dividend on the Series E Convertible Preferred Stock could be paid in kind by adding such 50% portion to the outstanding liquidation value of the Series E Convertible Preferred Stock (the “PIK Dividend Payment”), commencing on October 26, 2020 and ending on October 25, 2020. If the PIK Dividend Payment was elected, a holder of Series E Preferred Stock was entitled to additional fee to be paid in shares of our common stock an amount equal to $10,000 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price was less than $35.00 or was otherwise undeterminable because such shares were no longer publicly traded or the closing price was no longer reported by Nasdaq, then the average closing price for these purposes was to be deemed to be $35.00, and if such average closing price were greater than $210.00 then the average closing price for these purposes would be deemed to be $210.00. Dividends on the Series E-1 Convertible Preferred Stock could only be paid in cash. If the Company failed to make dividend payments on the Series E Convertible Preferred Stock, it would be an event of default under the Amended Note Purchase Agreement.

Under the terms of the Amendment, shares of Series E-1 Convertible Preferred Stock were convertible into common stock at a conversion rate equal to the liquidation value of each share of Series E-1 Convertible Preferred Stock divided by $60.00 per share commencing October 31, 2020. Each share of Series E-1 Convertible Preferred Stock had a liquidation value of $10,000 per share. The shares of Series E Convertible Preferred Stock were also convertible into shares of common stock after October 31, 2022. The conversion rate for the Series E Convertible Preferred Stock was equal to the liquidation value of each share of Series E Convertible Preferred Stock divided by $60.00 per share. Each share of Series E Convertible Preferred Stock had a liquidation value of $10,000 per share. The Amendment resulted in the original conversion price of $106.80 and $99.60 of the Series E Convertible Preferred Stock and E-1 Convertible Preferred Stock, respectively, being reduced to $60.00 for both instruments.

The Company accounted for the Amendment as a modification to the Series E and E-1 Preferred Stock. The change in fair value as a result of the modification amounted to $410 and was recognized as a deemed dividend as of the fiscal year ended January 2, 2021. Further, the Company recognized a beneficial conversion feature (BCF) of $4,280 as a result of the decrease in the conversion price to $60.00 in comparison to the Company’s stock price on the date of the Amendment. The BCF was recognized as a deemed dividend. As the Company lacked retained earnings at the time of determination, the deemed dividend was recorded as a reduction in additional paid-in capital resulting in a net impact to additional paid-in capital of $0.

Under the terms of the Consent and the Series E Certificate of Designation, in consideration for Jackson’s consent to the firstPRO Transaction, the Initial Payment was used to redeem a portion of the Series E Preferred Stock, and the Escrow Funds, subject to the forgiveness of PPP Loan, were agreed to be used to redeem a portion of the Series E Preferred Stock. As this provision results in a contingent redemption feature, approximately $2,100 of the Series E Preferred Stock was reclassified to mezzanine equity during the year ended January 1, 2022. On July 22, 2021, after conversion of the Series G Preferred Stock to the New Note, the Company redeemed $2,080 of the 2020 Jackson Note using the Escrow Funds.

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

Jackson Waivers

On February 5, 2021, the Company entered into a Limited Consent and Waiver with Jackson whereby, among other things, Jackson agreed that we may use 75% of the proceeds from the offering to redeem a portion of the 2020 Jackson Note, and 25% of the net proceeds from the offering to redeem a portion of the Base Series E Preferred Stock notwithstanding certain provisions of the certificate of designation for the Base Series E Preferred Stock that would have required the Company to use all the proceeds from the offering to redeem the Base Series E Preferred Stock. In addition, the Company also agreed in the Limited Consent and Waiver to additional limits on its ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap Funding X Trust. The Company also agreed that to the extent that any of our PPP Loans are forgiven after the offering, Jackson may convert the Base Series E Preferred Stock and Series E-1 Preferred Stock that remains outstanding into a secured note that is substantially similar to the 2020 Jackson Note. On April 8, 2021, the limited waiver was extended to June 17, 2021. On April 18, 2022, the limited waiver was extended to May 2, 2022.

In connection with the Headway Acquisition, on April 18, 2022, the Company entered into the Second Limited Consent with Jackson. For more information on the Headway Acquisition, please refer to Note 18 – Subsequent Events.

Series G Preferred Stock – Related Party

On May 6, 2021, the Company, entered into an Exchange Agreement with Jackson (the “Exchange Agreement”), pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock and 1,493 shares of the Series E-1 Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Convertible Preferred Stock and Series G-1 Convertible Preferred Stock, respectively (collectively, the “Series G Preferred Stock” and the transaction, the “Exchange”). The Series G Preferred Stock was subject to the same terms stated in the Limited Waiver, as defined herein and described in Note 12.

The Series G Preferred Stock ranked senior to each of the Company’s common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, and any other classes and series of stock of the Company now or hereafter authorized, issued or outstanding, which by their terms expressly provide that they are junior to the Series G Preferred Stock or which do not specify their rank (which includes the Series F Convertible Preferred Stock). Each share of Series G Preferred Stock was initially convertible into 100 shares of common stock at any time from and after, (i) with respect to the Series G Preferred Stock, the earlier of October 31, 2022 or the occurrence of a default and, (ii) with respect to the Series G-l Convertible Preferred Stock, October 31, 2020. A holder of Series G Preferred Stock was not required to pay any additional consideration in exchange for conversion of the Series G Preferred Stock into the Company’s common stock.

The Series G Preferred Stock carried monthly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance (plus any accrued dividends with respect to the Series E Preferred Stock unpaid as of the date of the Exchange) and (ii) 17% after the occurrence of a default, and (b) a dividend payable in shares of Series G-1 Convertible Preferred Stock. The shares of Series G-1 Convertible Preferred Stock had all the same terms, preferences and characteristics as the Series G Preferred Stock (including, without limitation, the right to receive cash dividends), except Series G-1 Convertible Preferred Stock were mandatorily redeemable by the Company within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or September 30, 2022, for a cash payment equal to the liquidation value plus any accrued and unpaid dividends thereon.

On July 20, 2021, the Company entered into the July 2021 Purchase Agreement. As the Company’s Series G Preferred Stock was outstanding, it was required to use the proceeds of any sales of equity securities, including the common stock offered in the July 2021 Registered Direct Offering, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. The Company received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the 2020 Jackson Note, and paid accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into the New Note. While under the terms of the Certificate of Designation governing the Series G Preferred Stock and Series G-1 Preferred Stock, 617,200 shares and 156,100 shares of common stock were issuable upon the conversion of Series G Preferred Stock and Series G-1 Preferred Stock, respectively, the shares of Series G Preferred Stock and Series G-1 Convertible Preferred Stock were not converted to common stock and instead were converted on July 21, 2021 to debt. The terms of this note match the terms of the Amended Note Purchase Agreement from October 26, 2020.

As of January 1, 2022, there were no shares of Series G or Series G-1 Convertible Preferred Stock outstanding.

HSBC Loan

On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000.

NOTE 11 – LEASES

As of January 1, 2022 and January 2, 2021, as a result of the adoption of ASC 842, we recorded a right of use (“ROU”) lease asset of approximately $5,578 with a corresponding lease liability of approximately $5,574 and ROU of approximately $3,432 with a corresponding lease liability of approximately $3,437, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

In September 2021, the Company entered into a new lease agreement for an office lease in New York for a term of 8 years. This resulted in increases to right of use assets and lease liabilities of $2,735.

Quantitative information regarding the Company’s leases for Fiscal 2021 is as follows:

Lease Cost	Classification	Fiscal 2021
Operating lease cost	SG&A Expenses	989
Other information
Weighted average remaining lease term (years)		3.93
Weighted average discount rate		6.68%

Future Lease Payments
2022	$1,102
2023	1,134
2024	947
2025	839
2026	839
Thereafter	2,105
$6,966
Less: Imputed Interest	1,392
$5,574

Leases - Current	$1,006
Leases - Non current	$4,568

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the Right of Use Asset and associated lease liability that was appropriately stated in all material respects.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company issued the following shares of common stock during Fiscal 2021:

	Number of Common	Fair Value	Fair Value at Issuance
	Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	1,326,887	$43,019	$19.75	$54.00
Board and committee members	1,281	24	8.59	18.10
Long Term Incentive Plan	2,584	316	82.20	143.40
Consultants	167	3	18.40	18.40
Employees	15,251	320	9.04	18.10
Conversion of Series F	130,491	-	-	-
Conversion of Series A	451	-	-	-
	1,477,112	$43,682

The Company issued the following shares of common stock during Fiscal 2020:

	Number of Common	Fair Value	Fair Value at Issuance
	Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	124,655	$4,634	$36.00	$39.30
Consultants	250	18	73.20	73.20
Conversion of Series A	271	-	-	-
Board and committee members	374	15	33.60	51.00
Jackson Investment Group	8,334	324	21.60	55.20
	133,884	$4,991

The Company’s authorized common stock consists of 200,000,000 shares having a par value of $0.00001. As of the end of Fiscal 2021 and Fiscal 2020, the Company has issued and outstanding 1,758,835 and 281,724 common shares, respectively.

Increase of Authorized Common Stock

On December 27, 2021, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company to effect an increase to its number of shares of authorized common stock, par value $0.00001 from 40,000,000 to 200,000,000.

February 2021 Public Offering

On February 9, 2021, the Company announced the pricing of a public offering of an aggregate of 364,255 shares of its common stock at a public offering price of $54.00 per share. The February 2021 Offering was made pursuant to the Company’s registration statement on Form S-1 initially filed on January 13, 2021, as subsequently amended and declared effective on February 9, 2021. The February 2021 Offering was made only by means of a prospectus forming a part of the effective registration statement.

The February 2021 Offering closed on February 12, 2021. In the February 2021 Offering, the Company issued 347,520 shares of common stock and pre-funded warrants to purchase up to 16,735 shares of common stock, at an exercise price of $0.0001 per share. The Pre-funded Warrants were sold at $54.00 per Pre-funded Warrant. The Pre-funded Warrants were immediately exercisable and could be exercised at any time after their original issuance until such Pre-funded Warrants were exercised in full. The Pre-funded Warrants were exercised immediately upon issuance, and 16,735 shares of common stock were issued on February 12, 2021.

The net proceeds to the Company from the February 2021 Offering were approximately $18,100, after deducting placement agent fees and estimated offering expenses payable by the Company. Prior to the exchange of the Company’s Series E Preferred Stock for Series G Preferred Stock, consummated on May 6, 2021, the Company was required to use the proceeds of any sales of equity securities, including the securities offered in the February 2021 Offering, exclusively to redeem any outstanding shares of the Company’s Series E Preferred Stock, subject to certain limitations. Pursuant to the Limited Consent, the Company was permitted to use approximately (i) 75% of the net proceeds from the February 2021 Offering to redeem a portion of the outstanding Jackson Note and to use (ii) 25% of the net proceeds from the February 2021 Offering to redeem a portion of the Company’s Series E Preferred Stock, and upon closing of the February 2021 Offering, the Company redeemed a portion of the 2020 Jackson Note and redeemed 4,518 shares of the Series E Convertible Preferred Stock. Following the redemption of the Series E Convertible Preferred Stock, the Company had 6,172 shares of Series E Convertible Preferred Stock outstanding with an aggregate stated value of $6,172.

Prior to the February 2021 Offering, the Company entered the Limited Consent with Jackson, whereby, among other things, Jackson agreed that we may use 75% of the proceeds from the February 2021 Offering to redeem a portion of the 2020 Jackson Note, which at the time had an outstanding principal amount of $32,710, and 25% of the net proceeds from the Offering to redeem a portion of our Series E Convertible Preferred Stock, notwithstanding certain provisions of the Series E Certificate of Designation that would have required us to use all the proceeds from the Offering to redeem the Series E Convertible Preferred Stock. In addition, the Company also agreed in the Limited Consent to additional limits on the Company’s ability to incur other indebtedness, including limits on advances under the revolving loan facility with MidCap. The Company also agreed that to the extent that any of our PPP Loans are forgiven after the Offering, Jackson may convert the Series E Convertible Preferred Stock and Series E-1 Convertible Preferred Stock that remains outstanding into a secured note that is substantially similar to the 2020 Jackson Note. On April 8, 2021, the Limited Consent was extended to June 17, 2021.

On February 5, 2021, the Company also entered into a Limited Waiver and Agreement with Jackson (the “Limited Waiver”), whereby Jackson agreed that it would not convert any shares of the Series E Convertible Preferred Stock or Series E-1 Convertible Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the Offering. Jackson also waived any event of default under the Series E Certificate of Designation and the 2020 Jackson Note that would have resulted from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Series E Convertible Preferred Stock and the exercise of Jackson’s warrants. On April 8, 2021, the Limited Waiver was extended to June 17, 2021, and on May 6, 2021 the Limited Waiver was extended to June 30, 2021. The limited waiver was not extended further because the Company effected a Reverse Stock Split on June 30, 2021 and such waiver was no longer required.

April 2021 Private Placement

On April 21, 2021, the Company entered into the April 2021 Purchase Agreement with certain institutional and accredited investors for the issuance and sale of an aggregate of 4,698 shares of Series F Preferred Stock at a price of $1,000 per share and warrants to purchase up to an aggregate of 130,491 shares of common stock, at an exercise price of $36.00 per share. The April 2021 Warrants are exercisable six months following the closing of the April 2021 Private Placement and will expire five years following the date the April 2021 Warrants first became exercisable.

The Series F Preferred Stock is convertible into an aggregate of approximately 130,491 shares of Common Stock at a conversion price of $36.00 per share, subject to certain ownership limitations, upon the Company amending its certificate of incorporation to effect a reverse split within a range of 1-into-2 to up to 1-into-20 to be determined by the Company’s Board. On June 30, 2021, the Company effectuated the 1-into-6 Reverse Stock Split.

The net proceeds to the Company from the April 2021 Private Placement were approximately $4,200, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company used $3,200 of the net proceeds to redeem a portion of the 2020 Jackson Note, which had an outstanding principal amount of $19,154 as of April 21, 2021. In addition, the Company used $1,000 of the net proceeds for working capital purposes.

As the Series F Preferred Stock was issued concurrently with the April 2021 Warrants, the Company evaluated the existence of a beneficial conversion feature (“BCF”) using the effective conversion price for the Preferred Stock based on the proceeds allocated to that instrument. Accordingly, the Company recognized a BCF of $1,409 as of the issuance date as a deemed dividend.

Subject to certain beneficial ownership limitations, the Series F Preferred Stock shall vote on an “as converted” basis on all matters submitted to the holders of Common Stock for approval; provided, however, that solely for purposes of determining the number of votes that the Series F Preferred Stock is entitled to, the “Conversion Price” of the Series F Preferred Stock shall be deemed $43.50. In addition, as long as any shares of the Series F Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series F Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series F Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series F Preferred Stock, or (c) increase the number of authorized shares of the Series F Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. As of January 1, 2022 all Series F Preferred Stock was converted to common stock and there are 0 Series F Preferred shares outstanding.

Series G Preferred Stock – Related Party

On May 6, 2021, the Company, entered into the Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock, and 1,493 shares of the Series E-1 Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Convertible Preferred Stock and Series G-1 Convertible Preferred Stock. The Series G Convertible Preferred Stock is subject to the same terms stated in the Limited Waiver, as described above in “February 2021 Offering” in this Note 12.

The Series G Preferred Stock ranks senior to each of the Company’s common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, and any other classes and series of stock of the Company now or hereafter authorized, issued or outstanding, which by their terms expressly provide that they are junior to the Series G Preferred Stock or which do not specify their rank (which includes the Series F Convertible Preferred Stock). Each share of Series G Preferred Stock is initially convertible into 100 shares of common stock at any time from and after, (i) with respect to the Series G Preferred Stock, the earlier of October 31, 2022 or the occurrence of a default and, (ii) with respect to the Series G-l Convertible Preferred Stock, October 31, 2020. A holder of Series G Preferred Stock is not required to pay any additional consideration in exchange for conversion of the Series G Preferred Stock into the Company’s common stock.

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

While under the terms of the Certificate of Designation governing the Series G Preferred Stock and Series G-1 Preferred Stock, as of July 20, 2021 617,200 shares and 156,100 shares of common stock were issuable upon the conversion of Series G Preferred Stock and Series G-1 Preferred Stock, respectively, the shares of Series G Preferred Stock and Series G-1 Convertible Preferred Stock were not converted to common stock and instead were converted on July 21, 2021 to current debt.

July 2021 Registered Direct Offering and Concurrent Private Placement July 2021 Offerings

On July 20, 2021, the company entered into the July 2021 Purchase Agreement with certain institutional investors. Pursuant to the July 2021 Purchase Agreement, the Company sold in the July 2021 Registered Direct Offering, 219,914 shares of the Company’s common stock to the investors at an offering price of $34.50 per share and associated warrant. In the concurrent July 2021 Private Placement, the Company sold to the same investors unregistered warrants (the “July 2021 Warrants”) to purchase up to an aggregate of 109,957 shares of common stock, representing 50% of the shares of common stock sold in the July 2021 Registered Direct Offering. The July 2021 Warrants are exercisable at an exercise price of $38.00 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The net proceeds from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and other estimated offering expenses payable by the Company. While the Company’s Series G Preferred Stock was outstanding, it was required to use the proceeds of any sales of equity securities, including the common stock offered in the July 2021 Registered Direct Offering, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. The Company received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the 2020 Jackson Note, which at the time had an outstanding principal amount of $16,077, and to pay accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into the New Note.

Pursuant to the engagement letter entered into on December 21, 2020 (as amended, the “Engagement Letter”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the July 2021 Offerings, the Company paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the July 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the July 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $85 and $13 for clearing expenses. Additionally, the Company issued to Wainwright or its designees as compensation warrants to purchase up to 16,494 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the July 2021 Registered Direct Offering (the “July 2021 Wainwright Warrants”). The July 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the July 2021 Registered Direct Offering and an exercise price of $43.125 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the July 2021 Registered Direct Offering). The July 2021 Offerings closed on July 23, 2021.

Jackson Consent

In connection with the July 2021 Offerings, on July 22, 2021 the Company entered into a limited consent with Jackson whereby, among other things, Jackson agreed that the Company could effect the July 2021 Offerings and use $5,000 of the net proceeds thereof to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the 2020 Jackson Note, notwithstanding certain provisions of the certificate of designation for the Series G Preferred Stock (the “Series G Certificate of Designation”) that would have required the Company to use all the proceeds from the July 2021 Offerings to redeem the Series G Preferred Stock.

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

First August 2021 Registered Direct Offering and Concurrent Private Placement

On August 5, 2021, the Company entered into the First August 2021 Purchase Agreement with certain institutional investors. Pursuant to the First August 2021 Purchase Agreement, the Company agreed to sell, in a registered direct offering, 138,317 shares of the Company’s common stock to the purchasers at an offering price of $26.425 per share and associated warrant. Pursuant to the First August 2021 Purchase Agreement, in a concurrent private placement, the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 69,159 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the First August 2021 Registered Direct Offering. The First August 2021 Warrants are exercisable at an exercise price of $25.80 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

Pursuant to the Engagement Letter, Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the First August 2021 Offerings. The Company paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the First August 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the First August 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $50 and $13 for clearing expenses. Additionally, the Company issued to Wainwright or its designees as compensation warrants to purchase up to 10,374 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the First August 2021 Registered Direct Offering (the “First August 2021 Wainwright Warrants”). The First August 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the First August 2021 Registered Direct Offering and an exercise price of $33.031 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the First August 2021 Registered Direct Offering). The First August 2021 Offerings closed on August 9, 2021.

The net proceeds to the Company from the First August 2021 Offerings were approximately $3,217, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the First August 2021 Offerings together with other cash on hand to redeem $3,281 of the 2020 Jackson Note, which had an outstanding principal amount of approximately $16,730 immediately prior to such redemption.

Second August 2021 Registered Direct Offering and Concurrent Private Placement

On August 22, 2021, the Company entered into the Second August 2021 Purchase Agreement with certain institutional investors. Pursuant to the Second August 2021 Purchase Agreement, the Company agreed to sell, in a registered direct offering, 136,048 shares of the Company’s common stock to the purchasers at an offering price of $21.00 per share and associated warrant. Pursuant to the Second August 2021 Purchase Agreement, in a concurrent private placement, the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 68,024 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the Second August 2021 Registered Direct Offering. The Second August 2021 Warrants are exercisable at an exercise price of $20.40 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

Pursuant to the Engagement Letter, Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the Second August 2021 Offerings. The Company paid Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the Second August 2021 Offerings and a management fee equal to 1.0% of the gross proceeds of the Second August 2021 Offerings, and additionally reimbursed Wainwright for a non-accountable expense allowance of $50 and $13 for clearing expenses. Additionally, the Company issued to Wainwright or its designees as compensation warrants to purchase up to 10,204 shares of common stock, equal to 7.5% of the aggregate number of shares of common stock placed in the Second August 2021 Registered Direct Offering (the “Second August 2021 Wainwright Warrants”). The Second August 2021 Wainwright Warrants have a term of five (5) years from the commencement of sales under the August 2021 Registered Direct Offering and an exercise price of $26.25 per share of common stock (equal to 125% of the offering price per share of common stock issued and sold in the Second August 2021 Registered Direct Offering). The Second August 2021 Offerings closed on August 22, 2021.

The net proceeds to the Company from the Second August 2021 Offerings were approximately $2,466, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used all proceeds for working capital purposes.

November 2021 Concurrent Private Placement

On October 28, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of 468,355 shares of common stock, par value $0.00001 per share or pre-funded warrants to purchase shares of common stock, and warrants to purchase up to 468,355 shares of common stock, with an exercise price of $18.50 per share (the “November 2021 Private Placement”). The warrants were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock (or pre-funded warrant) and one associated warrant was $19.75.

Pursuant to the Engagement Letter, Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the November 2021 Private Placement. The Company paid Wainwright a total cash fee equal to 7.5% of the aggregate gross proceeds of the November 2021 Private Placement and a management fee equal to 1.0% of the gross proceeds of the November 2021 Private Placement, and additionally reimbursed Wainwright for a non-accountable expense allowance of $35. In addition, the Company issued to Wainwright or its designees warrants (the “November 2021 Wainwright Warrants”) to purchase up to 35,127 shares of common stock at an exercise price equal to $24.688. The November 2021 Wainwright Warrants were exercisable immediately upon issuance and have a term of exercise equal to five years from the commencement of sales under the November 2021 Private Placement.

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of Fiscal 2021, the Company has issued a total of 19,115 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In Fiscal 2021 and 2020, the Company recorded compensation expense associated with these restricted shares of $374 and $539, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

		Weighted
	Restricted	Average
	Shares	Price Per Share
Balance at December 28, 2019	9,844	$187.20
Granted	644	45.60
Vested/adjustments	(9,458)	189.60
Balance at January 2, 2021	1,030	$75.00
Granted	19,115	29.20
Vested/adjustments	(14,198)	29.00
Balance at January 1, 2022	5,947	$50.00

Series A Preferred Stock – Related Party

On May 29, 2015, the Company filed a Certificate of Designations, Preferences and Rights of Series A Preferred Stock with the Nevada Secretary of State, whereby the Company designated 1,663,008 shares of preferred stock as Series A Preferred Stock, par value $0.00001 per share. On June 15, 2017, the Company reincorporated in the State of Delaware. The Series A Preferred Stock has a stated value of $10.00 per share and is entitled to a 12% dividend.

Shares of the Series A Preferred Stock were convertible into shares of common stock at the holder’s election at any time prior to December 31, 2020 (the “Redemption Date”), at a conversion rate of one and three tenths (1.3) shares of common stock for every 50 shares of Series A Preferred Stock that the Holder elects to convert. Originally the redemption date was December 31, 2018 and this was extended to December 31, 2020 in January 2019. Except as otherwise required by law, the Series A Preferred Stock had no voting rights.

In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock were entitled to receive out of the assets of the Company legally available for distribution, prior to and in preference to distributions to the holders of the Company’s common stock, par value $0.00001 per share or classes and series of securities of the Company which by their terms do not rank senior to the Series A Preferred Stock, and either in preference to or pari passu with the holders of any other series of Preferred Stock that may be issued in the future that is expressly made senior or pari passu, as the case may be, an amount equal to the Stated Value of the Series A Preferred Stock less any dividends previously paid out on the Series A Preferred Stock.

The holders were entitled to receive cash dividends at the rate of 12% of the Stated Value per annum, payable monthly in cash, prior to and in preference to any declaration or payment of any dividend on the common stock. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not declare, pay or set apart for payment any dividend on any shares of common stock, unless at the time of such dividend the Company shall have paid all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock.

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

Up until the Redemption Date, holders may convert their shares into common stock at their election. On the Redemption Date, the Company shall redeem all of the shares of Series A Preferred Stock of each Holder, for cash or for shares of common stock in the Company’s sole discretion. If the Redemption Purchase Price is paid in shares of common stock, the holders shall initially receive 0.13 shares of common stock for each $500.00 of the Redemption Purchase Price. If the Redemption Purchase Price is paid in cash, the redemption price paid to each Holder shall be equal to the Stated Value for each share of Series A Preferred Stock, multiplied by the number of shares of Series A Preferred Stock held by such Holder, less the aggregate amount of dividends paid to such Holder through the Redemption Date.

On January 21, 2020, the Company converted the shares of Series A Preferred Stock awarded to Mr. Briand into 271 shares of common stock. On January 8, 2021, the Company converted the shares awarded to Mr. Flood into 451 shares of common stock. The Company has $125 and $125 of dividends payable to Series A Preferred Stockholders at the end of Fiscal 2021 and Fiscal 2020, respectively.

Series E Preferred Stock

The Series E Preferred Stock ranks senior to common stock and any other series or classes of preferred stock now or after issued or outstanding with respect to dividend rights and rights on liquidation, winding up and dissolution. Each share of Series E Preferred Stock was initially convertible into 56.18 shares of our common stock at any time after October 31, 2020 or the occurrence of a Preferred Default. A holder of Series E Preferred Stock is not required to pay any additional consideration in exchange for conversion of such Series E Preferred Stock into our common stock. Series E Preferred Stock is redeemable by the Company at any time at a price per share equal to the stated value ($10,000 per share) plus all accrued and unpaid dividends thereon. While the Series E Preferred Stock is outstanding, the Company is required to use the proceeds of any sales of equity securities, exclusively to redeem any outstanding shares of Series E Preferred Stock, except that the Company is permitted to use up to an aggregate of $3,000 of the gross proceeds from any equity offering completed on or before November 15, 2019 for working capital purposes. On January 22, 2019, the Company completed a registered direct offering of our common stock that generated $775 in gross proceeds that are to be used for working capital purposes. On February 12, 2019, the Company closed its previously announced firm commitment underwritten public offering in which, pursuant to an underwriting agreement between the Company and the underwriter, dated as of February 8, 2019, the Company issued and sold 242,500 shares of its common stock, at a public offering price of $16.50 per share. Notwithstanding the terms of the certificate of designations for Series E Preferred Stock, Jackson, the holder our outstanding shares of Series E Preferred Stock, did not require us to use the proceeds from our recent offerings in excess of $3,000 to redeem outstanding shares of the Series E Preferred Stock. Instead, the Company used such excess proceeds to make a terminal payment to the sellers of firstPRO in final settlement of all deferred consideration due under our asset purchase agreement with such sellers.

In the event of liquidation, dissolution or winding up, the holders of the Series E Preferred Stock were entitled to receive out of the Company assets legally available for distribution, prior to and in preference to distributions to the holders of common stock or classes and series of securities which by their terms do not rank senior to the Series E Preferred Stock, and either in preference to or pari passu with the holders of any other series of preferred stock that may be issued in the future that is expressly made senior or pari passu, as the case may be, an amount equal to the stated value of the Series E Preferred Stock plus any accrued but unpaid dividends.

On October 23, 2020, the Company filed the second amendment to the Certificate of Designation of the Series E Preferred Stock and Series E-1 Preferred Stock. Under the amended terms, holders of Series E Preferred Stock are entitled to monthly cash dividends on the Company’s Series E Preferred Stock at a per annum rate of 12%. At the Company’s option, up to 50% of the cash dividend on the Base Series E Preferred Stock may be paid in kind by adding such 50% portion to the outstanding liquidation value of the Base Series E Preferred Stock, commencing on October 26, 2020 and ending on October 25, 2021. If the PIK Dividend Payment is elected, a holder of Series E Preferred Stock is entitled to additional fee to be paid in shares of the Company’s common stock an amount equal to $100 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $5.00, or is otherwise undeterminable because such shares are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $5.00, and if such average closing price is greater than $35.00 then the average closing price for these purposes shall be deemed to be $35.00. Dividends on the Series E-1 Preferred Stock may only be paid in cash. If the Company fails to make dividend payments on the Series E Preferred Stock, it will be an event of default under the Amended Note Purchase Agreement.

Under the terms of the Amendment, shares of Series E-1 Preferred Stock were convertible into the Company common stock at a conversion rate equal to the liquidation value of each share of Series E-1 Preferred Stock divided by $60.00 per share commencing October 31, 2020. Each share of Series E-1 Preferred Stock had a liquidation value of $60,000 per share. The Company’s shares of Base Series E Preferred Stock were also convertible into shares of our common stock after October 31, 2022. The conversion rate for our Base Series E Preferred Stock is equal to the liquidation value of each share of Base Series E Preferred Stock divided by $60.00 per share. Each share of Base Series E Preferred Stock has a liquidation value of $60,000 per share. On September 28, 2020, the Company redeemed 1,300 shares of Base Series E Preferred Stock for $1,300, as such there were 11,700 shares of Base Series E Preferred Stock outstanding.

On May 6, 2021, the Company, entered into the Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock, and 1,493 shares of the Series E-1 Convertible Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Preferred Stock and Series G-1 Convertible Preferred Stock. As of the end of Fiscal 2021, 0 shares and 0 shares of Series E Preferred Stock and Series E-1 Preferred Stock were outstanding, respectively. On July 21, 2021, the Company exchanged its 6,172 shares of Series G Convertible Preferred Stock and 1,561 shares of Series G-1 Convertible Preferred Stock for senior indebtedness by entering into the New Note, in aggregate principal amount of $7,733, which amount represented all of the outstanding Series G Preferred Stock totaling $6,172 and Series G-1 Convertible Preferred Stock totaling $1,561 held by Jackson as of July 21, 2021, under the Note Purchase Agreement. As of the end of Fiscal 2021, 0 shares and 0 shares of Series G Preferred Stock and Series G-1 Preferred Stock were outstanding, respectively.

Warrants

On December 29, 2020, as partial compensation for Wainwright’s services as underwriter in the December 23, 2020 underwriting agreement, the Company issued to Wainwright’s designees warrants to purchase 36,125 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $7.50 per share.

On December 31, 2020, as partial compensation for Wainwright’s services as placement agent in the December 30, 2020 securities purchase agreement, the Company issued to Wainwright’s designees warrants to purchase up to 19,970 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $8.20 per share.

On February 9, 2021, as partial compensation for Wainwright’s services as underwriter in the February 9, 2021 underwriting agreement, the Company issued to Wainwright’s designees warrants to purchase 18,213 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $67.50 per share.

On April 21, 2021, the Company entered into the April 2021 Purchase Agreement with certain institutional and accredited investors for the issuance and sale of an aggregate of 4,698 shares of Series F Preferred Stock at a price of $1,000 per share and warrants to purchase up to an aggregate of 130,491 shares of common stock, at an exercise price of $36.00 per share. The April 2021 Warrants are exercisable six months following the closing of the April 2021 Private Placement and will expire five years following the date the April 2021 Warrants first became exercisable.

As partial compensation for Wainwright’s services as underwriter in the April 21, 2021 underwriting agreement, the Company issued to Wainwright’s designees warrants to purchase 9,787 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $45.00 per share.

On July 20, 2021, the Company entered into the July 2021 Purchase Agreement with certain institutional investors. Pursuant to the July 2021 Purchase Agreement, the Company sold in the July 2021 Registered Direct Offering, 219,914 shares of the Company’s common stock to the investors at an offering price of $34.50 per share and associated warrant. In the concurrent July 2021 Private Placement, the Company sold to the same investors unregistered warrants (the “July 2021 Warrants”) to purchase up to an aggregate of 109,957 shares of common stock, representing 50% of the shares of common stock sold in the July 2021 Registered Direct Offering. The July 2021 Warrants are exercisable at an exercise price of $38.00 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

As partial compensation for Wainwright’s services as underwriter in the July 20, 2021 underwriting agreement, the Company issued to Wainwright’s designees warrants to purchase 16,494 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $43.125 per share.

On August 5, 2021, the Company entered into the First August 2021 Purchase Agreement with certain institutional investors. Pursuant to the First August 2021 Purchase Agreement, the Company agreed to sell, in a registered direct offering, 138,317 shares of the Company’s common stock to the purchasers at an offering price of $26.425 per share and associated warrant. Pursuant to the First August 2021 Purchase Agreement, in a concurrent private placement, the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 69,159 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the First August 2021 Registered Direct Offering. The First August 2021 Warrants are exercisable at an exercise price of $25.80 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

As partial compensation for Wainwright’s services as underwriter in the First August 2021 Purchase Agreement, the Company issued to Wainwright’s designees warrants to purchase 10,374 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $33.031 per share.

On August 22, 2021, the Company entered into the Second August 2021 Purchase Agreement with certain institutional investors. Pursuant to the Second August 2021 Purchase Agreement, the Company agreed to sell, in a registered direct offering, 136,048 shares of the Company’s common stock to the purchasers at an offering price of $21.00 per share and associated warrant. Pursuant to the Second August 2021 Purchase Agreement, in a concurrent private placement, the Company also sold to the purchasers unregistered warrants to purchase up to an aggregate of 68,024 shares of common stock, representing 50% of the shares of common stock that were issued and sold in the Second August 2021 Registered Direct Offering. The Second August 2021 Warrants are exercisable at an exercise price of $20.40 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

As partial compensation for Wainwright’s services as underwriter in the Second August 2021 Purchase Agreement, the Company issued to Wainwright’s designees warrants to purchase 10,204 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $26.25 per share.

On October 28, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of 468,355 shares of common stock, par value $0.00001 per share or pre-funded warrants to purchase shares of common stock and warrants to purchase up to 468,355 shares of common stock, with an exercise price of $18.50 per share (the “November 2021 Private Placement”). The warrants were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock (or pre-funded warrant) and one associated warrant was $19.75.

As partial compensation for Wainwright’s services as underwriter in the Second August 2021 Purchase Agreement, the Company issued to Wainwright’s designees warrants to purchase 35,127 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $24.70 per share.

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 29, 2019	15,433	$105.60
Issued	10,850	48.60
Exercised	—	—
Expired or cancelled	—	—
Outstanding at January 2, 2021	26,283	$59.40
Issued	995,447	25.90
Exercised	(49,267)	0.0001
Expired or cancelled	—	—
Outstanding at January 1, 2022	972,463	$26.80

The following table summarizes warrants outstanding as of January 1, 2022:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$18.50 – $3,750	972,463	4.72	$26.80

Incentive Plans

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”.) Under the 2014 Plan, we may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. A maximum of 5,000 shares of common stock has been reserved for issuance under this plan. The 2014 Plan expires on January 28, 2024. As of January 2, 2021, the Company had issued 5,000 options and shares of common stock pursuant to the 2015 Plan and therefore there are no remaining shares eligible to be issued under the 2014 Plan.

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

The 2015 Plan provides for an aggregate of 9,0000 shares of common stock to be available for awards under the 2015 Plan (“Awards”.) The number of shares available for grant pursuant to Awards under the 2015 Plan is referred to as the “Available Shares.” If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the common stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the 2015 Plan.

The Plan will have a term of ten years and no further Awards may be granted under the 2015 Plan after that date. As of January 2, 2021, the Company had issued 9,000 in options and shares of common stock and had 0 unissued securities remaining under this plan.

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2016 Plan’s terms and conditions are similar to that of the 2015 Plan. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 50,000 shares of the Company’s common stock will be reserved for issuance under stock, restricted stock and stock option awards. On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 125,000 shares of the Company’s common stock. As of January 1, 2022, we had issued 123,428 shares and options to purchase shares of common stock pursuant to the 2016 Plan, leaving 1,573 shares remaining under the 2016 Plan.

A summary of option activity during Fiscal 2021 and Fiscal 2020 of the Company’s 2014 Equity Incentive Plan, 2015 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan is presented below:

Weighted
Average
	Options	Exercise Price
Outstanding at December 28, 2019	1,274	$1,665.60
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at January 2, 2021	1,274	$1,665.60
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at January 1, 2022	1,274	$1,665.60

During Fiscal 2021 and Fiscal 2020, the Company recorded total share-based payment expense of $27 and $27, respectively, in connection with all options outstanding.

The total compensation cost related to options not yet amortized is $6 at Fiscal 2021. The Company will recognize this charge over approximately 0.5 years.

2019 Long-Term Incentive Plan

In January 2019, the Company’s Board approved the 2019 Long-Term Incentive Plan (the “2019 LTIP”).

The Board granted 6,084 units to adequately motivate the participants and drive performance for the period.

Units vest upon the following:

●	50% upon the employee being in good standing on December 31, 2020; and,

●	50% upon the average share price of the Company’s common stock during the 90-day period leading up to December 31, 2020, based upon the following Vesting Rate table:

Average 2019 Price	Vesting Rate
<$480 per share	0
>$480 per share	Pro-rated
>=$720 per share	Full Vesting

On January 8, 2021, the Company issued 2,584 shares to the remaining 50% of eligible employees in good standing on December 31, 2020. The remaining shares available in this plan expired. The Company has recognized expense of $4 and $284 related to the 2019 LTIP in Fiscal 2021 and Fiscal 2020, respectively.

2020 Omnibus Incentive Plan

On June 30, 2020, the Board approved the 2020 Omnibus Incentive Plan (the “2020 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 12,500 shares of common stock were reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On September 29, 2020, our stockholders approved the 2020 Plan. As of January 1, 2022, we had issued 12,227 shares and options to purchase shares of common stock pursuant to the 2020 Plan, therefore leaving 274 shares remaining under the 2020 Plan. The 2020 Plan will terminate on June 30, 2030.

2021 Omnibus Incentive Plan

On October 14, 2021, the Company held its 2021 virtual annual meeting of stockholders. At the annual meeting, the Company’s stockholders approved the 2021 Omnibus Incentive Plan, pursuant to which the Company may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of the Company’s common stock, or a combination of cash and common stock. A total of 200,000 shares of common stock are reserved for grant under the Plan subject to adjustment in certain circumstances to prevent dilution or enlargement. The Plan had been previously approved by the Company’s board of directors on August 17, 2021, subject to stockholder approval, and will terminate on August 17, 2031.

On December 27, 2021, the Company held a special meeting of stockholders. At the special meeting, the Company’s stockholders approved an amendment to the Company’s 2021 Omnibus Incentive Plan to increase the number of shares of common stock available for issuance pursuant to awards under the 2021 Plan by an additional 300,000 shares, to a total of 500,000 shares of our common stock.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Flood Employment Agreement

On January 3, 2014, in connection with our acquisition of Initio, we entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Pursuant to the Flood Employment Agreement, Mr. Flood initially served as Executive Chairman of the Board. Mr. Flood was initially paid a salary of £192 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and our U.K. subsidiary. Under the Flood Employment Agreement, Mr. Flood’s salary is required to be adjusted (but not decreased) annually in connection with the CPI Adjustment (as defined in the Flood Employment Agreement.) Mr. Flood is also entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood was entitled to a gross profit appreciation participation, which entitled the participants to 10% of Initio’s “Excess Gross Profit,” which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Flood’s participating level was 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into 1,039,380 shares of Series A Preferred Stock. On January 8, 2021, all of Mr. Flood’s shares of Series A Preferred Stock were converted into 2,703 shares of our common stock.

The Flood Employment Agreement had an initial term of five years and automatically renews thereafter unless 12 months’ written notice is provided by either party. It also includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, we may request that Mr. Flood continue employment with the new control entity. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and he assumed the roles of Chief Executive Officer and President of the Company. On January 1, 2018 the Company increased his salary by the CPI Adjustment. On January 1, 2019 and on January 1, 2020, Mr. Flood was eligible for a CPI salary adjustment and chose to waive this adjustment. Effective January 1, 2020, Mr. Flood’s salary changed to $503 and bonus changed to up to 75% of his annual base salary. All other terms of the Flood Employment Agreement remained unchanged.

The Barker Employment Agreement

The Company entered into an employment agreement with Alicia Barker that appointed her as our Chief Operating Officer effective July 1, 2018 (the “Barker Employment Agreement”). Ms. Barker also serves as a member of our Board and receives stock compensation for her service as a member of the Board.

Under the terms of the Barker Employment Agreement, Ms. Barker currently receives an annual base salary of $250 and is entitled to receive an annual performance bonus of up to 75% of her base salary based on the achievement of certain performance metrics. Ms. Barker’s base salary is required to be reviewed by the Board on an annual basis and may be increased, but not decreased, in its sole discretion. Ms. Barker is also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company. Effective January 1, 2021, Ms. Barker’s salary changed to $275.

In the event Ms. Barker is terminated without cause or for good reason (as such terms are defined in the Barker Employment Agreement), Ms. Barker is entitled to receive (subject to certain requirements, including signing a general release of claims): (i) any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through her termination date; (ii) severance pay in an amount equal to 12 months’ base salary; and (iii) any earned but unpaid performance bonus. In the event Ms. Barker is terminated for cause or without good reason, she is only entitled to receive any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through her termination date.

The Barker Employment Agreement also contains customary confidentiality, non-solicitation and non-disparagement clauses.

The Anwar Employment Agreement

The Company entered into an employment agreement with Khalid Anwar that appointed him as our Senior Vice President, Corporate Finance effective June 29, 2020 (the “Anwar Employment Agreement”).

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

In the event Mr. Anwar is terminated without cause or for good reason (as such terms are defined in the Anwar Employment Agreement), he is entitled to receive (subject to certain requirements, including signing a general release of claims) (i) any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through his termination date and (ii) any earned but unpaid performance bonus. In the event Mr. Anwar is terminated for cause or without good reason, Mr. Anwar is only entitled to receive any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through his termination date.

Effective December 15, 2020, Mr. Anwar was appointed the Company’s principal financial officer and principal accounting officer.

The Anwar Employment Agreement also contains customary confidentiality, non-solicitation and non-disparagement clauses.

Earn-out Liabilities

Pursuant to the acquisition of KRI on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 each on August 27, 2019 and August 27, 2020. The payment of the earnout consideration was contingent on KRI’s achievement of certain trailing gross profit amounts. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company is required pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019. In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020 to February 27, 2020. The seller of KRI, Pamela D. Whitaker (“Whitaker”) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of January 1, 2022 and January 2, 2021, in February 2020, the Company filed an action against Whitaker for breach of contract which more than offsets the earnout consideration recognized. The Company paid interest of $40 during the period ended September 26, 2020. Refer to legal proceedings below for action filed against Whitaker, the former owner of KRI.

Lease Obligations

The Company is party to multiple lease agreements for office space. The agreements require monthly rental payments through September 2029. Total minimum obligations are approximately $1,102, $1,134, $947, $839, $839 and $2,105 for the twelve months ended fiscal 2022, 2023, 2024, 2025, 2026 and beyond, respectively. For Fiscal 2021 and Fiscal 2020, rent expense amounted to $989 and $1,659, respectively.

Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of Key Resources, Inc. (“KRI”), Pamela D. Whitaker (“Whitaker” or “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe Staffing Services LLC (“Monroe”) and the Company (collectively, the “Defendants”) arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI, to Monroe in August 2018. Whitaker sought $4,054 in alleged damages.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and filed their opening brief on April 21, 2021. Plaintiff filed her response brief on May 21, 2021, and Defendants replied on June 11, 2021. Oral argument was held on March 9, 2022. As of the date of this filing, a decision is pending.

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

NOTE 14 – SEGMENT INFORMATION

In December 2017, the Company reorganized its operations into three reportable segments: Commercial – US; Professional – US and Professional - UK.

	Fiscal 2021	Fiscal 2020
Commercial Staffing - US	$118,879	$113,970
Professional Staffing - US	16,519	23,477
Professional Staffing - UK	62,372	67,080
Total Revenue	$197,770	$204,527

Commercial Staffing - US	$20,801	$17,845
Professional Staffing - US	4,476	7,546
Professional Staffing - UK	8,590	9,422
Total Gross Profit	$33,867	$34,813

Selling, general and administrative expenses	$(35,305)	$(37,506)
Impairment of goodwill	(3,104)	(2,969)
Depreciation and amortization	(2,758)	(3,118)
Interest expense	(3,856)	(7,195)
Amortization of debt discount and deferred financing costs	(359)	(559)
Re-measurement gain (loss) on intercompany note	(260)	584
Gain from sale of business	-	124
PPP forgiveness gain	19,609	-
Other income	(33)	84
Loss Before Provision for Income Tax	$7,801	$(15,742)

For Fiscal 2021 and Fiscal 2020, the Company generated revenue in the U.S. and the U.K. as follows:

	January 1, 2022	January 2, 2021
United States	$135,398	$137,447
United Kingdom	62,372	67,080
Total Revenue	$197,770	$204,527

For the period ended Fiscal 2021 and Fiscal 2020, the Company has assets in the U.S. and the U.K. as follows:

	January 1, 2022	January 2, 2021
United States	$49,652	$53,593
United Kingdom	24,038	33,291
Total Assets	$73,690	$86,884

Total assets by segment is not presented as it is not reviewed by the Chief Operating Decision Maker in his evaluation of how to allocate capital and resources.

For the period ended Fiscal 2021 and Fiscal 2020, the Company has goodwill in the U.S. and the U.K. as follows:

	January 1, 2022	January 2, 2021
United States	$12,082	$12,082
United Kingdom	11,746	14,963
Total Goodwill	$23,828	$27,045

NOTE 15 – RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Fiscal 2021
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$88	271	$6	$6
Jeff Grout	88	271	6	6
Nick Florio	88	271	6	6
Vincent Cebula	50	200	4	-
Alicia Barker	-	271	6	6
	$314	1,284	$28	$24

	Fiscal 2020
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	34	$4	$12
Jeff Grout	75	34	4	12
Nick Florio	75	34	4	12
Alicia Barker	-	34	4	6
	$225	136	$16	$42

Appointment of Directors and Officers

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

Effective July 1, 2018, the Company entered into the Barker Employment Agreement with Ms. Barker that appointed her as the Company’s Chief Operating Officer. Ms. Barker will continue as a member of the Company’s board of directors, but effective with her appointment will no longer be a member of any Board committee, nor an independent member of the Board, bringing the number of independent directors to four of six Board members.

The Company appointed Khalid Anwar as the Company’s principal financial officer and principal accounting officer, effective as of December 15, 2020.

On July 29, 2021, the Board of the Company appointed Vincent Cebula to the Board as a Class I director, to fill a vacancy as a result of the increase in the size of the Board from five to six persons.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal 2021	Fiscal 2020
Cash paid for:
Interest	$4,206	$8,596
Income taxes	415	278

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$7,194	$8,036
Shares issued in connection with Jackson term loan	—	324
Increase in lease liabilities from obtaining right-of-use assets – ASC 842 adoption	3,527	450
Warrants adjustments in connection with Jackson term loan	—	126
Deemed dividend	1,798	4,690
Conversion of Series E Preferred Stock – Related Party	6,172	—
Conversion of Series E-1 Preferred Stock – Related Party	1,493	—
Conversion of Series G Preferred Stock – Related Party to debt	6,172	—
Conversion of Series G-1 Preferred Stock – Related Party to debt	1,561	—

NOTE 17 – INCOME TAXES

The components of loss before provision for income taxes for Fiscal 2021 and Fiscal 2020, are as follows:

	Fiscal 2021	Fiscal 2020
Domestic	$14,413	$(13,491)
Foreign	(6,612)	(2,251)
Income (Loss) before provision for income taxes	$7,801	$(15,742)

The provision for income taxes consisted of the following:

	Fiscal 2021	Fiscal 2020
Current:
Federal	$—	$—
State	84	190
Foreign	—	—
Total current tax expense	84	190
Deferred:
Federal	14	(76)
State	66	27
Foreign	(521)	(241)
Total deferred tax expense	(441)	(290)
Total tax benefit	$(357)	$(100)

The difference between the income tax provision on income (loss) and the amount computed at the U.S. federal statutory rate is due to:

	Fiscal 2021		Fiscal 2020
Expense at Federal Statutory Rate	$1,638	21%	$(3,306)	21%
State taxes, net	(642)	-8.23%	(1,666)	10.59%
Foreign operations	132	1.70%	45	-0.29%
Permanent differences	598	7.67%	87	0.55%
PPP Loan	(4,118)	-52.79%	—	—
True-up adjustments	1,332	17.07%	(589)	3.74%
Change in valuation allowance	559	7.17%	5,139	-32.64%
Other	144	1.83%	190	-1.21%
Total Tax Benefit for Income Taxes	$(357)	-4.58%	$(100)	0.64%

The Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to mix of pre-tax income (loss) results by jurisdictions taxed at different rates than 21%, state taxes net of federal benefit, permanent differences, deferred tax balance adjustments that includes but is not limited to UK tax rate changes, and changes in valuation allowance in the U.S.

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	Fiscal 2021	Fiscal 2020
Deferred tax assets
Net operating loss carryforward	$8,220	$7,276
Tax credit, deduction and capital loss carryforward	2,417	2,880
Share-based compensation	478	749
Debt issuance costs	18	1
Accrued expenses and other liabilities	1,256	1,741
Interest limitation and carryforward	7,534	6,194
Operating lease liabilities	1,478	628
Total deferred tax assets	21,401	19,469
Less: valuation allowance	(17,646)	(17,087)
Deferred tax assets, net of valuation allowance	3,755	2,382

Deferred tax liabilities:
Deprecation	1,472	1,521
Basis differences in acquired intangibles	1,618	1,430
Operating lease - Right-of-use assets	1,415	621
Total deferred tax liabilities	4,505	3,572
Deferred tax liability	$(750)	$(1,190)

During Fiscal 2021 and Fiscal 2020, the Company has federal net operating losses (“NOLs”) of $18,720 and $16,915. Of the $18,720 in federal NOL carryforwards, $380 will begin to expire in 2029 and $4,275 can be carried forward indefinitely, subject to an 80% taxable income limitation in the year of utilization. As of November 15, 2018, the Company had a change in ownership under Section 382. As such, the Company reduced the Federal NOLs available by $7,220. In 2021, the Company had two additional changes in ownership on February 12, 2021 and November 1, 2021, the Company had a change in ownership under Section 382 which limits the amount of useable NOLs going forward. As per the Section 382 analysis, the Company’s Federal NOL available as of January 1, 2022, will not be subject to limitation. The Company has not identified subsequent 382 Limitations as of January 1, 2022. As of January 1, 2022 and January 2, 2021, the Company has state operating losses of $60,793 and $62,174 that begin to expire in 2022, and foreign NOLs totaling $5,035 and $2,990 with an indefinite life. As of January 1, 2022 and January 2, 2021, the Company also has capital loss carryforward of $7,531 and $9,467, which, if unused, will begin to expire in 2023 and a general business credit carryforward of $76 and $76.

Effective for the year ended December 28, 2018, the Tax Act resulted in a new limitation on interest expense under IRC Section 163(j). New IRC Section 163(j) limits the Company’s annual deduction of interest expense to the sum of business interest income and 30 percent of the adjusted taxable income of the Company. As a result of the CARES Act the limitation has been increased to 50% for tax years 2019 and 2020. The limitation for the year ended January 1, 2022 resulted in disallowed interest of $24,232, which can be carried forward indefinitely.

The Company has not recorded deferred taxes or withholding taxes for any undistributed foreign earnings, nor have any taxes been provided for the outside basis difference inherent in these entities as the Company’s assertion is to indefinitely reinvest in foreign operations. It is not practicable to estimate any taxes to be provided on outside basis differences at this time. Based on the amount of foreign undistributed earnings through January 1, 2022, we believe any such tax liability would be insignificant to the financial statements.

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

During Fiscal 2021, the Company maintained a valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $559 during Fiscal 2021 primarily attributable to the Section 163(j) interest limitation and federal net operating losses.

During 2021, we maintained our federal and state tax attributes for unrecognized tax benefits related primarily to the treatment of stock compensation and stock options. If recognized, $697 of the unrecognized tax benefits are likely to offset to a corresponding full valuation allowance provided for the reduction of federal NOLs, thereby there is no impact to the effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal 2021	Fiscal 2020
Beginning balance	$656	$674
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	41	(18)
Loss before provision for income taxes	$697	$656

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, method changes. However, quantification of an estimated range cannot be made at this time. The Company has accrued zero interest and penalties as of January 1, 2022 and January 2, 2021.

The Company files its tax returns in the U.S., United Kingdom, Canada and certain state and local tax jurisdictions with various statutes of limitations. The Company has no tax years subject to audit by certain jurisdictions at this time. To the extent utilized in future years’ tax returns, NOLs carryforwards at January 1, 2022 and January 2, 2021 will remain subject to examination until the respective tax year is closed.

NOTE 18 – SUBSEQUENT EVENTS

On June 23, 2022, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the shares of the Company’s common stock, par value $0.00001 per share, either issued and outstanding or held by the Company as treasury stock, effective as of 4:05 p.m. (Delaware time) on June 23, 2022 (the “Reverse Stock Split”). The Company held a special meeting of stockholders on June 23, 2022 (the “Special Meeting”), at which meeting the Company’s stockholders, approved the amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of the Company’s common stock at a ratio in the range of 1-for-2 to 1-for-20, with such ratio to be determined by the Company’s board of directors (the “Board”) and included in a public announcement. Following the Special Meeting, the Board determined to effect the Reverse Stock Split at a ratio of 1-for-10 and approved the corresponding final form of the Certificate of Amendment.

On April 18, 2022, the Company entered into a Stock Purchase Agreement with Headway Workforce Solutions (“Headway”), and Chapel Hill Partners, LP, as the representatives of all the stockholders (collectively, the “Sellers”) of Headway (the “Sellers’ Representative”), pursuant to which, among other things, the Company agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Convertible Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement (the “Headway Acquisition”). On May 18, 2022, the Headway Acquisition closed. The purchase price in connection with the Headway Acquisition was approximately $9,000. Pursuant to the Stock Purchase Agreement and in connection with the closing of the Headway Acquisition, on May 17, 2022, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series H Convertible Preferred Stock, par value $0.00001 per share (the “Series H Preferred Stock”).

The purchase price in connection with the Headway Acquisition was $9,000, subject to adjustment as provided in the Stock Purchase Agreement. Pursuant to certain covenants in the Stock Purchase Agreement, the Company may be subject to a Contingent Payment of up to $5,000 based on the Adjusted EBITDA (such term as defined in the Stock Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Stock Purchase Agreement).

The Stock Purchase Agreement also contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Stock Purchase Agreement. Such representations and warranties are made solely for purposes of the Stock Purchase Agreement and, in some cases, may be subject to qualifications and limitations agreed to by the parties in connection with the negotiated terms of the Stock Purchase Agreement and may have been qualified by disclosures that were made in connection with the parties’ entry into the Stock Purchase Agreement.

In connection with the Headway Acquisition, the Sellers’ Representative and certain of the Sellers entered into voting agreements whereby each will agree to, at every meeting of our stockholders, and at every adjournment or postponement thereof, to appear or issue a proxy to a third party to be present for purposes of establishing a quorum, and to vote all applicable shares in favor of each matter proposed and recommended for approval by the Company’s board of directors either in person or by proxy, amongst other provisions.

On May 3, 2022, the Board declared a dividend of one one-thousandth (1/1,000th) of a share of Series J Preferred Stock for each outstanding share of Common Stock to stockholders of record of Common Stock as of 5:00 p.m. Eastern Time on May 13, 2022. The holders of Series J Preferred Stock have 1,000,000 votes per whole share of Series J Preferred Stock (i.e., 1,000 votes per one one-thousandth of a share of Series J Preferred Stock) and are entitled to vote with the Common Stock, together as a single class, on the Reverse Stock Split Proposal and Adjournment Proposal, but are not otherwise entitled to vote on the other proposals, if any, to be presented at the Special Meeting. All shares of Series J Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series J Preferred Stock (the “Initial Redemption”). Notwithstanding the foregoing, each share of Series J Preferred Stock redeemed pursuant to the Initial Redemption will have no voting power with respect to the Reverse Stock Split, the Adjournment Proposal or any other matter. When a holder of Common Stock submits a vote on the Reverse Stock Split Proposal and the Adjournment Proposal, the corresponding number of shares of Series J Preferred Stock (or fraction thereof) held by such holder will be automatically cast in the same manner as the vote of the share of Common Stock (or fraction thereof) in respect of which such share of Series J Preferred Stock (or fraction thereof) was issued as a dividend is cast on the Reverse Stock Split, the Adjournment Proposal or such other matter, as applicable, and the proxy or ballot with respect to shares of Common Stock held by any holder on whose behalf such proxy or ballot is submitted will be deemed to include all shares of Series J Preferred Stock (or fraction thereof) held by such holder. Holders of Series J Preferred Stock will not receive a separate ballot or proxy to cast votes with respect to the Series J Preferred Stock on the Reverse Stock Split, the Adjournment Proposal or any other matter brought before the Special Meeting. For example, if a stockholder holds 10 shares of Common Stock (entitled to one vote per share) and votes in favor of the Reverse Stock Split Proposal, then 10,010 votes will be recorded in favor of the Reverse Stock Split Proposal, because the stockholder’s shares of Series J Preferred Stock will automatically be voted in favor of the Reverse Stock Split Proposal alongside such stockholder’s shares of Common Stock.

On April 19, 2022, the Company received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) notifying the Company that as the Company has not yet filed its Form 10-K for the period ended January 1, 2022, such matter serves as an additional basis for delisting the Company’s securities from Nasdaq under Nasdaq Listing Rule 5810(c)(2)(A). On May 20, 2022, the Company received a notice from the Staff notifying the Company that as the Company had not yet filed its Form 10-Q for the period ended April 2, 2022, such matter serves as a basis for delisting the Company’s securities from Nasdaq in addition to the matters previously reported.

F-44

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. During the preparation of our financial statements for the year ended January 1, 2022, we and our auditors identified a material weakness (as such term is defined below) in our internal control over financial reporting related to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company. Our management has also identified a material weakness in our internal control over our goodwill assessment relating to the lack of a sufficient process for determining the valuation of goodwill assets.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company’s internal controls. During the preparation of our financial statements for the year ended January 1, 2022, we and our auditors identified material weaknesses in our internal control over financial reporting. Specifically: (1) The Company’s management determined that the Company did not, as of January 1, 2022, design and maintain effective internal controls over financial reporting. We lack a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company; and (2) We have ineffective design and operating effectiveness over forecasts used in our annual goodwill impairment evaluation. The Company’s accounting for the potential impairment of goodwill requires the Company to record an impairment charge if the carrying amount of the reporting unit is in excess of the fair value. The Company provided for audit a discounted cash flow analysis to support its assessment of indicators of impairment of goodwill which included assumptions for revenue growth and expected gross margins that were inconsistent with the historical experience of the Company and could not be further supported with underlying evidence to support the Company’s projections. As a result of the audit the Company revised its projections and used historical evidence pertaining to the base revenue amount, growth rates, and gross margins. The Company determined that the fair value of the reporting unit was less than the carrying value and recorded an impairment charge of approximately $3.1 million. If this adjustment was not identified by our auditors, we believe that this adjustment would not have been detected. As a result, the Company concluded that this deficiency in our internal controls over financial reporting would give rise to the level of a material weakness.

We have taken steps to implement our remediation plan, which have included the hiring of additional employees and external consultants who have the technical skillset to improve our financial reporting; implementing new policies, procedures and controls, particularly in our payroll, treasury and accounts payable processes; properly reviewing transactions recorded and classified in the financial statements; and ensuring proper accounting and related disclosures for complex accounting matters when necessary both in the United States and United Kingdom. Although our remediation plan is not complete, we believe the steps taken thus far have decreased risk across the business as it pertains to the accuracy of our financial results.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness identifies above, there has been no change in our system of internal control over financial reporting during the fiscal year ended January 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Composition

Our board of directors (the “Board”) consists of six directors as follows:

Class I: Dimitri Villard, Nicholas Florio and Vincent Cebula;

Class II: Jeff Grout and Alicia Barker; and

Non-Classified: Brendan Flood.

Under the Company’s Amended and Restated Certificate of Incorporation and Bylaws, the Board is divided into Class I and Class II directors, and any directors not classified are non-classified directors. Each Class I director seat is up for election at the annual meeting of stockholders occurring in calendar year 2020 and every two years thereafter, each Class II director seat is up for election at the annual meeting of stockholders occurring in calendar year 2020 and every two years thereafter, and any non-classified directors are up for election at every annual meeting of stockholders and, in each case, until his or her successor shall be elected and qualified, unless sooner displaced. Our shareholders approved the appointment of our three Class I and one non-classified director at our annual shareholder meeting on October 14, 2021.

Executive Officers and Directors

The name, age and position of our executive officers and directors are set forth below.

Name and Address	Age	Positions
Brendan Flood	57	Chairman, Chief Executive Officer, President and Director
Khalid Anwar	59	Senior Vice President of Corporate Finance (Principal Financial Officer and Principal Accounting Officer)
Alicia Barker	52	Chief Operating Officer, Executive Vice President and Director
Dimitri Villard	79	Director
Jeff Grout	69	Director
Nicholas Florio	58	Director
Vincent Cebula	58	Director

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

Vincent Cebula, Director. Vincent Cebula has been a Director of the Company since July 2021. Mr. Cebula has a decades-long and successful history as an independent director (in a number of both public and private companies), operating advisor and investor in special situations, including 35 years of experience in private equity, investment banking and operational restructurings. From 2013 through 2021, Mr. Cebula was Chief Operating Officer, Co-Founder and Operating Advisor of Solace Capital Partners, L.P. an alternative asset manager focused on distressed debt and special situation investment opportunities in middle-market companies. Earlier in his career, he was Managing Director at Oaktree Capital Management, LLC and its predecessor, Trust Company of the West, and later at Jefferies Capital Partners where he was active in investing on behalf of funds representing more than $4 billion in combined capital commitments. He began his career as an investment banker at Drexel Burnham Lambert. Mr. Cebula graduated from Wharton School, University of Pennsylvania summa cum laude earning a B.S. Economics degree with concentrations in Finance and Decision Science. He currently serves as an Independent Director on the board of Independence Contract Drilling, Inc., a publicly traded oil field services company, and one other private company board. Mr. Cebula’s extensive skills and experience in business and finance, including corporate governance, capital markets and tax planning, qualifies him to be a director of the Company.

Independence of Directors

In determining the independence of our directors, the Board applied the definition of “independent director” provided under the listing rules of The Nasdaq Stock Market LLC. Under the Nasdaq Stock Market LLC, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. After considering all relevant facts and circumstances, the Board has determined that each of Messrs. Villard, Florio, Cebula and Grout are independent within the definition of independence under the Nasdaq Stock Market LLC rules. Our Board has determined that Mr. Flood and Ms. Barker are not independent directors. In making this determination, the Board considered, among other things, (i) relationships and transactions involving directors or their affiliates or immediate family members and (ii) other relationships and transactions involving directors or their affiliates or immediate family members that did not rise to the level of requiring such disclosure, of which there were none.

Meetings of the Board of Directors

The Board convened 12 times during Fiscal 2021. Each director attended 100% of the total number of meetings of the Board. Directors are encouraged, but are not required, to attend our annual meeting of stockholders. At the Company’s annual meeting of stockholders on October 14, 2021, all directors were in attendance either in person or via conference call.

Committees of the Board of Directors

Our Board currently has four standing committees: the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation and Human Resources Committee, and the Mergers and Acquisitions Committee, each of which is described below. All standing committees operate under a charter that has been approved by the Board. Copies of the charters of the Audit Committee, Compensation and Human Resources Committee, Nominating and Governance Committee, and the Mergers and Acquisitions Committee can be found on our Internet site www.staffing360solutions.com.

Audit Committee. On April 30, 2014, the Board designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”). The Audit Committee is composed of Messrs. Nicholas Florio (Chairman), Dimitri Villard, Vincent Cebula and Jeff Grout. All members of our audit committee are independent as defined in the rules and regulations of the SEC and Nasdaq, and the Board has determined that Mr. Nicholas Florio is the qualified financial expert (see credentials listed above). The Audit Committee formally met 9 times during Fiscal 2021. The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

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

Compensation and Human Resources Committee. On April 30, 2014, the Board designated a Compensation and Human Resources Committee (the “Compensation and Human Resources Committee”). Our Compensation and Human Resources Committee is composed of Messrs. Jeff Grout (Chairman), Dimitri Villard, Vincent Cebula and Nicholas Florio. Pursuant to its charter, the Compensation and Human Resources Committee shall be comprised of at least two (2) “independent” members of the Board who shall also satisfy such other criteria imposed on members of the Compensation and Human Resources Committee pursuant to the federal securities laws and the rules and regulations of the SEC and Nasdaq. With regards to the Compensation and Human Resources Committee, the term “independent” refers to a member of the Compensation and Human Resources Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and Nasdaq, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation and Human Resources Committee formally met 13 times during Fiscal 2021.

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

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”) was formed on April 30, 2014. The committee is composed of Messrs. Dimitri Villard (Chairman), Nicholas Florio, Vincent Cebula and Jeff Grout. The committee shall be comprised of at least two (2) “independent” members of the board of directors as defined by the rules and regulations of the SEC and Nasdaq. All current members of the Nominating and Corporate Governance Committee are independent within this definition.

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board for consideration. The Nominating and Corporate Governance Committee formally met 5 times during Fiscal 2021. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Dimitri Villard, Staffing 360 Solutions, Inc., 757 Third Ave., 27th Floor, New York, New York 10017.

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

Mergers and Acquisitions Committee. The Mergers and Acquisitions Committee of the Board (the “M&A Committee”) was formed on October 22, 2021. The committee is composed of Vincent Cebula, Nicholas Florio, Brendan Flood and Alicia Barker. The committee shall be comprised of at least two (2) “independent” members of the board of directors as defined by the rules and regulations of the SEC and Nasdaq. All current members of the Nominating and Corporate Governance Committee are independent within this definition. The M&A Committee formally met 1 time during Fiscal 2021.

The purpose of the Committee is to assist the Board in: (i) reviewing and recommending merger and acquisition transactions, including financing, proposed by the Company’s management; (ii) reviewing and recommending strategic investment transactions and dispositions of material assets proposed by the Company’s management; (iii) proposing the assessment of potential acquisitions and mergers; and (iv) performing and carrying out the other duties set forth in this Charter.

Our M&A Committee’s primary responsibilities and obligations are to:

●	Review the Company’s strategy regarding mergers, acquisitions, and dispositions with management.

●	Recommend acquisition targets, strategies, and dispositions of material assets to the Board of Directors, as appropriate.

●	Provide the Board with such additional information and materials as appropriate to assist the Board in its evaluation, understanding, or oversight of any proposed merger, acquisition, investment, or disposition.

●	Report regularly to the Board of Directors following meetings of the Committee, with respect to such matters as are relevant to the Committee’s discharge of responsibilities, and with updated status of all proposed acquisitions, divestitures and investments as the Committee may deem appropriate.

●	Have all such other rights and powers as may be lawfully delegated to it by the Board of Directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company, we believe that all directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities timely filed reports required by Section 16(a) of the Exchange Act during Fiscal 2021, except for the following reporting persons:

●	One Form 3 was filed late for Mr. Cebula with respect to his appointment to the Board. One Form 4 was filed late for Mr. Cebula with respect to one transaction;
●	Two Form 4’s were filed late for Ms. Barker with respect to five transactions;
●	Two Form 4’s were filed late for Mr. Florio with respect to five transactions;
●	Two Form 4’s were filed late for Mr. Grout with respect to five transactions;
●	One Form 4 was filed late for Mr. Anwar with respect to two transactions;
●	One Form 4 was filed late for Mr. Flood with respect to two transactions; and
●	Two Form 4’s were filed late for Jackson Investment Group, LLC relating to four transactions.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to our named executive officers for Fiscal 2021 and Fiscal 2020. Individuals we refer to as our “named executive officers” include our CEO and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the Fiscal 2021.

All amounts presented in Item 11 are in whole dollar amounts. All compensation amounts presented in British pounds have been translated using the foreign currency average exchange rates, unless otherwise indicated. All share numbers have been adjusted for the one-for-five reverse stock split effective January 3, 2018 and the Reverse Stock Splits.

Summary Compensation Table

					All
				Stock	Other
	Fiscal	Salary	Bonus	Awards (1)	Compensation-2	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Brendan Flood	Fiscal 2021	646,468	—	421,915	38,930	1,107,313
Chairman and Chief Executive Officer	Fiscal 2020	359,532	—	—	36,377	395,909
Sharnika Viswakula (3)	Fiscal 2021	—	—	2,260	—	2,260
Former Senior Vice President, Secretary, Treasurer and Corporate Controller	Fiscal 2020	191,689	—	—	5,907	197,596
Khalid Anwar (4)	Fiscal 2021	167,707	—	9,803	19,999	197,509
Senior Vice President of Corporate Finance	Fiscal 2020	103,841	—	—	—	103,841
Alicia Barker	Fiscal 2021	257,821	—	17,736	26,000	301,557
Chief Operating Officer	Fiscal 2020	254,803	—	3,640	17,400	275,843

(1)	Represents the amount recognized for financial statement reporting purposes in accordance with ASC Topic 718. Stock awards vest in full on the third anniversary of the grant date, and the value of stock award is based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The valuation assumptions used in calculating the value of stock awards is set forth in Note 12 to our audited consolidated financial statements included herein.

(2)	On October 21, 2021, Mr. Flood, Mr. Anwar and Ms. Barker were issued 8,334, 417 and 667 shares, respectively at $18.10 per share. On January 8, 2021, and October 21, 2021, Ms. Barker was issued 24 shares at $51.40 per share and 247 shares at $18.10 per share, respectively. On January 7, 2020, September 25, 2020 and October 1, 2020, Ms. Barker was issued 140 shares at $8.50 per share, 280 shares at $5.60 per share and 140 shares at $6.30 per share, respectively.

(3)	Includes vacation pay, car allowance, 401(k) match, pensions and life insurance premiums.

(4)	Ms. Viswakula’s employment with the Company ceased as of December 15, 2020.

(5)	Mr. Anwar became our Senior Vice President of Corporate Finance on June 29, 2020. He has served as our principal financial officer and principal accounting officer, effective as of December 15, 2020.

Outstanding Equity Awards at January 1, 2022

	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Option awards
Brendan Flood(1)	110	-1	—	110	$6,000	01/07/2024
	50	-2	—	50	3,000	03/01/2025
	160	-3	—	160	405.00	02/28/2027

(1)	These options are fully vested, were issued pursuant to the 2014 Equity Incentive Plan and are exercisable for a period of 10 years from the date of grant.

(2)	These options are fully vested, were issued pursuant to the 2015 Equity Incentive Plan and are exercisable for a period of 10 years from the date of grant.

(3)	These options are fully vested, were issued pursuant to the 2016 Equity Incentive Plan and are exercisable for a period of 10 years from the date of grant.

Employment Agreements

The Flood Employment Agreement

On January 3, 2014, in connection with our acquisition of Initio, we entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Pursuant to the Flood Employment Agreement, Mr. Flood initially served as Executive Chairman of the Board. Mr. Flood was initially paid a salary of £192 per annum, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both the Company and our U.K. subsidiary. Under the Flood Employment Agreement, Mr. Flood’s salary is required to be adjusted (but not decreased) annually in connection with the CPI Adjustment (as defined in the Flood Employment Agreement). Mr. Flood is also entitled to an annual bonus of up to 50% of his annual base salary based reaching certain financial milestones. Additionally, Mr. Flood was entitled to a gross profit appreciation participation, which entitled the participants to 10% of Initio’s “Excess Gross Profit,” which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400. Mr. Flood’s participating level was 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into 1,039,380 shares of Series A Preferred Stock. On January 8, 2021, all of his Series A Preferred Stock were converted into 451  shares of our common stock.

The Flood Employment Agreement had an initial term of five years and automatically renews thereafter unless 12 months’ written notice is provided by either party. It also includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, we may request that Mr. Flood continue employment with the new control entity. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and he assumed the roles of Chief Executive Officer and President of the Company. On January 1, 2018 the Company increased his salary by the CPI Adjustment. On January 1, 2019 and on January 1, 2020, Mr. Flood was eligible for a CPI salary adjustment and chose to waive this adjustment. Effective January 1, 2020, Mr. Flood’s salary changed to $503 and bonus changed to up to 75% of his annual base salary.

The Barker Employment Agreement

We entered into an employment agreement with Alicia Barker that appointed her as our Chief Operating Officer effective July 1, 2018 (the “Barker Employment Agreement”). Ms. Barker also serves as a member of our Board and receives stock compensation for her service as a member of the Board.

Under the terms of the Barker Employment Agreement, Ms. Barker currently receives an annual base salary of $250 and is entitled to receive an annual performance bonus of up to 75% of her base salary based on the achievement of certain performance metrics. Ms. Barker’s base salary is required to be reviewed by the Board on an annual basis and may be increased, but not decreased, in its sole discretion. Ms. Barker is also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company. Effective January 1, 2021, Ms. Barker’s salary changed to $275.

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

Compensation of Directors

The following table provides compensation information for Fiscal 2021 for each member of our Board during Fiscal 2021:

	Fees Earned
	or Paid in	Stock
	Cash ($)	Awards ($) (1)	Total ($)
Brendan Flood(2)	—	—	—
Dimitri Villard(3)	87,500	5,669	93,169
Jeff Grout(4)	87,500	5,669	93,169
Nicholas Florio(5)	87,500	5,669	93,169
Alicia Barker(6)	—	5,669	5,669
Vincent Cebula(7)	50,000	3,620	53,620

(1)	We account for stock-based instruments issued to employees in accordance with ASC Topic 718. Stock awards vest in full on the third anniversary of the grant date, and the value of stock award is based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by our stock price on the date of issuance. The valuation assumptions used in calculating the value of stock awards is set forth in Note 12 to our audited consolidated financial statements included herein. We issued these shares under our 2015 Omnibus Incentive Plan and 2016 Omnibus Incentive Plan, whereby these shares vest on the third anniversary of the date of grant. A nonemployee who sits on the Board and is compensated by us solely for the individual’s role as a director will be treated as an employee under ASC 718.

On January 8, 2021, and October 21, 2021, Mr. Villard, Mr. Grout, Mr. Florio and Ms. Barker were each issued 24 shares at $51.40 per share, and 247 shares at $18.10 per share, respectively. On October 21, 2021, Mr. Cebula was issued 200 shares at $18.10 per share.

(2)	Mr. Flood does not receive any compensation for his service as a director. For information concerning Mr. Flood’s compensation as our President and Chief Executive Officer, please see “Compensation of Executive Officers—Summary Compensation Table.” As of January 1, 2022, Mr. Flood held 20,142 shares of common stock from stock awards and outstanding options representing the right to purchase 320 shares of common stock, none of which were received in return for his services as a Board or committee member.

(3)	In May 2014, Mr. Villard was named the Chairman of the Nominating and Corporate Governance Committee and was named as a member of the Audit Committee and of the Compensation and Human Resources Committee. As a member of our Board, Mr. Villard receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments of $6,250. In addition, for his services as a Board and committee member, Mr. Villard receives 234 shares of restricted common stock per quarter. Effective July 1, 2021, Mr. Villard’s Board compensation increased to $100,000, payable in monthly installments of $8,333 and the shares of restricted common stock per quarter increased to 200 shares. During Fiscal 2021, Mr. Villard received 271 shares of restricted common stock valued at $5,669 for his services as a Board and committee member. As of January 1, 2022, Mr. Villard held 953 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock.

(4)	In February 2014, Mr. Grout was named the Chairman of the Compensation and Human Resources Committee and was also named as a member of the Nominating and Corporate Governance Committee. In June 2015, Mr. Grout was also named as a member of the Audit Committee. As a member of our Board, Mr. Grout receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments of $6,250. In addition, for his services as a Board and committee member, Mr. Grout receives 24 shares of restricted common stock per quarter. Effective July 1, 2021, Mr. Grout’s Board compensation increased to $100,000, payable in monthly installments of $8,333 and the shares of restricted common stock per quarter increased to 200 shares. During Fiscal 2021, Mr. Grout received 271 shares of restricted common stock valued at $5,669 for his service as a Board and committee member. As of January 1, 2022, Mr. Grout held 980 shares of common stock from stock awards and outstanding options representing the right to purchase 17 shares of common stock.

(5)	In May 2014, Mr. Florio was named the Chairman of the Audit Committee and was also named as a member of each of the Nominating and Corporate Governance Committee and of the Compensation and Human Resources Committee. As a member of our Board, Mr. Florio receives an annual payment of $75,000, effective April 1, 2017, payable in monthly installments of $6,250. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. In addition, for his services as a Board and committee member, Mr. Florio receives 140 shares of restricted common stock per quarter. Effective July 1, 2021, Mr. Florio’s Board compensation increased to $100,000, payable in monthly installments of $8,333 and the shares of restricted common stock per quarter increased to 200 shares. During Fiscal 2021, Mr. Florio received 271 shares of restricted common stock valued at $5,669 for his services as a Board and committee member. As of January 1, 2022, Mr. Florio, in the name of Citrin Cooperman, held 989 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock.

(6)	As a non-independent director, Ms. Barker receives equity compensation but is not entitled to cash compensation for services as a director. For her services as a director, Ms. Barker receives 200 shares of restricted common stock per quarter. During Fiscal 2021, Ms. Barker received 271 shares of restricted common stock valued at $5,669 for her services as a Board member. For information concerning Ms. Barker’s compensation as our Chief Operating Officer, please see “Executive and Director Compensation—Summary Compensation Table.” As of January 1, 2022, Ms. Barker held 2,194 shares of common stock from stock awards and options representing the right to purchase 0 shares of common stock.

(7)

On July 29, 2021, Mr. Cebula was appointed to the Board as a Class I director, to fill a vacancy as a result of the increase in the size of the Board from five to six persons. As a member of our Board, Mr. Cebula receives an annual payment of $100,000, payable in monthly installments of $8,334. In addition, for his services as a Board and committee member, Mr. Cebula receives 200 shares of restricted common stock per quarter. During Fiscal 2021, Mr. Cebula received 200 shares of restricted common stock valued at $3,620 for his services as a Board and committee member. As of January 1, 2022, Mr. Cebula, held 200 shares of common stock and from stock awards and options representing the right to purchase 0 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 17, 2022 for: (i) each of our directors; (ii) each of our executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 1,761,830 shares of common stock outstanding on June 24, 2022.

Name of Beneficial Owner	Address	Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned	Shares of Series H Preferred Stock	Percentage of Series H Preferred Stock Owned	Shares of Series J Preferred Stock	Percentage of Series J Preferred Stock Owned	Percentage of Voting Power on Proposals 1 and 2 (2)
5% Beneficial Owner
Chapel Hill Partners, LP (3)	33 Bella Casa Way, Clayton, NC 27527, Attn: Jean-Pierre Sakey	350,000	16.57%	9,000,000	100%	-	-	*

Named Executive Officers and Directors
Brendan Flood (4)	3rd Floor, 24 Cornhill, London, EC3V 3ND, United Kingdom	70,462	3.89%	-	-	20.1420	1.14%	1.14%
Khalid Anwar (5)	757 Third Avenue, 27th Fl., New York, NY 10017	584	*	-	-	0.5835	*	*
Dimitri Villard (6)	8721 Santa Monica Blvd, Suite 100 Los Angeles, CA 90069	1,370	*	-	-	1.3528	*	*
Jeff Grout (7)	3rd Floor, 24 Cornhill, London, EC3V 3ND, United Kingdom	1,396	*	-	-	1.3791	*	*
Nicholas Florio (8)	Citrin Cooperman & Company LLP 529 Fifth Avenue New York, NY 10017	1,404	*	-	-	1.3886	*	*
Alicia Barker (9)	757 Third Avenue, 27th Fl., New York, NY 10017	2,594	*	-	-	2.5935	*	*
Vincent Cebula (10)	757 Third Avenue, 27th Fl., New York, NY 10017	600	*	-	-	0.6000	*	*

Directors and officers as a group (7 persons)		78,410	4.34%	-	-	28.0395	1.59%	1.59%

* Less than 1%.

(1)	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into Common Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of June 24, 2022, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into Common Stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person.

(2)	All shares of Series H Preferred Stock shall vote on an as-converted basis. All shares of Series J Preferred Stock that are not present in person or by proxy at the Special Meeting as of immediately prior to the opening of the polls at the Special Meeting will be automatically redeemed. The Series J Preferred Stock is entitled to be voted together with the Common Stock as a single class on the Reverse Stock Split Proposal and the Adjournment Proposal.

(3)	Includes 9,000,000 shares of Series H Preferred Stock, convertible into 350,000 shares of Common Stock.

(4)	Includes 20,142 shares of Common Stock owned and 503,200 options.

(5)	Mr. Anwar owns 584 shares of Common Stock.

(6)	Includes 652 shares of Common Stock held personally by Mr. Villard and 702 shares held through Byzantine Productions, Inc., for which Mr. Villard is deemed the beneficial owner with sole voting and dispositive power over the securities held by the entity, and Mr. Villard holds options to purchase 17 shares of Common stock.

(7)	Mr. Grout owns 1,380 shares of Common Stock and holds options to purchase 17 shares of Common Stock.

(8)	Includes 541 shares of Common Stock held personally by Mr. Florio and 849 shares of Common Stock and options to purchase 17 shares of Common Stock held in the name of Citrin Cooperman, for which Mr. Florio is deemed the beneficial owner with sole voting and dispositive power over the securities held by the firm.

(9)	Ms. Barker owns 2,594 shares of Common Stock.

(10)	Mr. Cebula owns 600 shares of Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of January 1, 2022 about the common stock that may be issued upon the exercise of outstanding options, warrants and rights under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercising outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	724	$405	499,274
Equity compensation plans not approved by security holders(1)	552	$3,000	–

(1) At January 1, 2022, the Company had two equity compensation plans, the 2014 Equity Incentive Plan and the 2015 Omnibus Incentive Plan not approved by security holders, which are more fully described below.

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”.) Under the 2014 Plan, we may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to secure and retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of our Company and its affiliates. A maximum of 41,667 shares of common stock has been reserved for issuance under the 2014 Plan (adjusted for the Reverse Stock Splits). The 2014 Plan expires on January 28, 2024. As of January 1, 2022, the Company had issued 41,667 options and shares of common stock pursuant to the 2014 Plan and therefore there are no remaining shares eligible to be issued under the 2014 Plan.

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

The 2015 Plan provides for an aggregate of 7,500 shares of common stock to be available for awards (adjusted for the Reverse Stock Splits). The number of shares available for grant pursuant to awards under the 2015 Plan is referred to as the “Available Shares”. If an award is forfeited, canceled, or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. However, shares that are used to pay the exercise price of an option or that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the 2015 Plan.

The 2015 Plan has a term of ten years and no further awards may be granted under the 2015 Plan after that date. As of January 1, 2022, we had issued 7,500 in options and shares of common stock pursuant to the 2015 Plan and had 0 unissued securities remaining under the 2015 plan.

Awards Available for Grant

The Compensation and Human Resources Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. Notwithstanding, the Compensation and Human Resources Committee may not grant to any one person in any one calendar year awards (i) for more than 500 common shares in the aggregate or (ii) payable in cash in an amount exceeding $3,600 in the aggregate.

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

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 41,667 shares of our common stock were reserved for issuance under stock and stock option awards (adjusted for the Reverse Stock Splits). On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 20,834 shares of our common stock. As of January 1, 2022, we had issued 20,834 shares and options to purchase shares of common stock pursuant to the 2016 Plan, leaving 0 shares remaining under the 2016 Plan. The Compensation and Human Resources Committee administers the 2016 Plan. No stock options were granted in Fiscal 2021 or Fiscal 2020.

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

Number of Shares Authorized

The 2016 Plan provides for an aggregate of 20,834 shares of common stock to be available for awards. The 2016 Plan has a term of ten years and no further awards may be granted under the 2016 Plan after that date.

Awards Available for Grant

The Compensation and Human Resources Committee may grant awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) (each defined under the 2016 Plan) or any combination of the foregoing subject to the number of available shares. Notwithstanding anything to the contrary in the 2016 Plan, the Compensation and Human Resources Committee may not grant to any one participant under the plan in any one calendar year awards (i) for more than 1,334 common shares in the aggregate or (ii) payable in cash in an amount exceeding $750,000 in the aggregate.

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

2019 Performance Unit Grants

In January 2019, the Board approved the 2019 Performance Unit Grants (the “2019 Performance Grants”). The Board granted 5,167 units to adequately motivate the participants and drive performance as of January 1, 2022. Units vest upon the following:

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

2020 Omnibus Incentive Plan

On June 30, 2020, the Board approved the 2020 Omnibus Incentive Plan (the “2020 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 12,500 shares of common stock are reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On September 29, 2020, our stockholders approved the 2020 Plan. As of January 1, 2022, we had issued 12,227 shares and options to purchase shares of common stock pursuant to the 2020 Plan, therefore leaving 274 shares remaining under the 2020 Plan. The Compensation and Human Resources Committee administers the 2020 Plan. The 2020 Plan will terminate on June 30, 2030.

2021 Omnibus Incentive Plan

On August 17, 2021, the Board approved the 2021 Omnibus Incentive Plan (the “2021 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 200,000 shares of common stock are reserved for grant under the 2021 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On October 14, 2021, our stockholders approved the 2021 Plan. On December 27, 2021, the Company held a special meeting of stockholders. At the Special Meeting, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for issuance pursuant to awards under the 2021 Plan by an additional 300,000 shares, to a total of 500,000 shares of our common stock. As of January 1, 2022, we had issued 0 shares and options to purchase shares of common stock pursuant to the 2021 Plan, therefore leaving 500,000 shares remaining under the 2021 Plan. The Compensation and Human Resources Committee administers the 2021 Plan. The 2021 Plan will terminate on August 17, 2031.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

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

Transactions with Related Persons.

On May 20, 2020, the Company repaid a senior secured note (the “2018 Jackson Note”) issued to Jackson, a significant stockholder of the Company, on August 27, 2018, in the aggregate principal amount of $8,428. In connection with the previous failure of the Company to repay the 2018 Jackson Note on or prior to December 31, 2019, the Company had also issued 50,000 shares of its common stock to Jackson between December 31, 2019 and May 20, 2020. During the Company’s fiscal year ending January 2, 2021, the Company paid $101 in interest pursuant to the 2018 Jackson Note, at a rate of 12% per annum.

On October 26, 2020, the Company entered into the Amended Note Purchase Agreement and the 2020 Jackson Note with Jackson, which amended and restated Existing Note Purchase Agreement. The Amended Note Purchase Agreement refinanced an aggregate of $35.7 million of debt provided by Jackson pursuant to the Existing Note Purchase Agreement and a Senior Secured 12% Promissory Note. In connection with the amendment and restatement, we paid Jackson an amendment fee of $488. As the date of this filing, $8,949 of principal is outstanding under the 2020 Jackson Note. The Company used the proceeds from the December 2020 Public Offering and the December 2020 Registered Direct Offering to pay $3,029 in principal on the 2020 Jackson Note. During the Company’s fiscal years ending January 2, 2021, and January 1, 2022, the Company paid $24,929 in principal and $1,986 in interest pursuant to the 2020 Jackson Note, at a rate of 12% per annum.

In connection with the entry into the Amended Note Purchase Agreement, we also amended the terms of Series E Preferred Stock. Under the amended terms, holders of Series E Preferred Stock were entitled to monthly cash dividends on our Series E Preferred Stock at an annual rate of 12%. At our option, up to 50% of the cash dividend on the Base Series E Preferred Stock could be paid in kind by adding such 50% portion to the outstanding liquidation value of the Base Series E Preferred Stock (the “PIK Dividend Payment”), commencing on October 26, 2020 and ending on October 25, 2022. If the PIK Dividend Payment were elected, a holder of Series E Preferred Stock would be entitled to an additional fee to be paid in shares of our common stock in an amount equal to $10 divided by the average closing price, as reported by Nasdaq of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price were less than $5.00, or were otherwise undeterminable because such shares were no longer publicly traded or the closing price were no longer reported by Nasdaq, then the average closing price for these purposes were to be deemed to be $5.00, and if such average closing price were greater than $35.00 then the average closing price for these purposes were to be deemed to be $35.00. Dividends on the Series E-1 Preferred Stock were only payable in cash. If we failed to make dividend payments on our Series E Preferred Stock, it would have been an event of default under the Amended Note Purchase Agreement.

Under the terms of the Amendment, shares of Series E-1 Preferred Stock were convertible into our common stock at a conversion rate equal to the liquidation value of each share of Series E-1 Preferred Stock divided by $60.00 per share commencing October 31, 2020. Each share of Series E-1 Preferred Stock had a liquidation value of $60,000 per share. Our shares of Base Series E Preferred Stock were also convertible into shares of our common stock after October 31, 2022. The conversion rate for our Base Series E Preferred Stock was equal to the liquidation value of each share of Base Series E Preferred Stock divided by $60.00 per share. Each share of Base Series E Preferred Stock had a liquidation value of $6,000 per share.

The Company used the proceeds from the December 2020 Public Offering and the December 2020 Registered Direct Offering to pay $1,010 to redeem a portion of the Base Series E Preferred Stock.

On October 26, 2020, in connection with the entry into the Amended Note Purchase Agreement, we entered into Amendment No. 3 to the Warrant Agreement, with Jackson. Pursuant to such amendment, the exercise price of the Warrant was reduced from $16.60 per share to $10.00 per share and the term of the Warrant was extended to January 26, 2026.

On February 5, 2021, we entered into a Limited Consent and Waiver with Jackson whereby, among other things, Jackson agreed that we may use 75% of the proceeds from this offering to redeem a portion of the 2020 Jackson Note, which at the time had an outstanding principal amount and accrued interest of $32,710, and 25% of the net proceeds from such offering to redeem a portion of our Base Series E Preferred Stock notwithstanding certain provisions of the certificate of designation for the Base Series E Preferred Stock that would have required us to use all the proceeds from this offering to redeem the Base Series E Preferred Stock. In addition, we also agreed in the Limited Consent and Waiver to additional limits on our ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap Funding X Trust. We also agreed that to the extent that any of our PPP Loans were forgiven after such offering, Jackson would be permitted to convert the Base Series E Preferred Stock and Series E-1 Preferred Stock that remained outstanding into a secured note that was substantially similar to the 2020 Jackson Note. On April 8, 2021, the limited waiver was extended to June 17, 2021.

Jackson also entered into a Limited Waiver and Agreement with us on February 5, 2021, whereby Jackson agreed that it would not convert any shares of the Base Series E Preferred Stock or Series E-1 Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the public offering of 2,185,528 shares of common stock, which closed on February 12, 2021. Jackson also waived any event of default under the Series E Certificate of Designation and the 2020 Jackson Note that would result from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Base Series E Preferred Stock and exercise of Jackson’s warrants. On April 8, 2021, the limited waiver was extended to June 17, 2021 and on May 6, 2021 the limited waiver was extended to June 30, 2021.

On April 21, 2021, the Company entered into the April 2021 Purchase Agreement. The net proceeds to the Company of the related offering were approximately $4,200, after deducting placement agent fees and estimate offering expenses payable by the Company. The Company used $3,200 of the net proceeds to redeem a portion of the 2020 Jackson Note, which had an outstanding principal amount of $19,154 immediately prior to such redemption.

On May 6, 2021, the Company, entered into an Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of the Company’s Series E Convertible Preferred Stock and 1,493 shares of the Series E-1 Preferred Stock for an equivalent number of shares of the Company’s newly issued Series G Convertible Preferred Stock and Series G-1 Convertible Preferred Stock, respectively.

On July 20, 2021, the Company entered into the July 2021 Purchase Agreement. As the Company’s Series G Preferred Stock was still outstanding, the Company was required to use the proceeds of any sales of equity securities, including the common stock offered in the July 2021 Offerings, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. The Company received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the 2020 Jackson Note, and the Company also paid accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into the New Note. The net proceeds to the Company from the July 2021 Offerings were approximately $6,760, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company used $5,000 of the net proceeds to redeem a portion of the 2020 Jackson Note, which had an outstanding principal amount of approximately $21,700 immediately prior to such redemption.

On July 21, 2021, the Company exchanged its outstanding 6,172 shares of Series G Convertible Preferred Stock (“Series G Preferred Stock”) and 1,561 shares of Series G-1 Convertible Preferred Stock for senior indebtedness by entering into a new 12% Senior Secured Note, in aggregate principal amount of $7,733, which amount represented all of the outstanding Series G Preferred Stock, totaling $6,172, and Series G-1 Convertible Preferred Stock, totaling $1,561, held by Jackson as of July 21, 2021, under the Amended Note Purchase Agreement. The New Note was deemed issued pursuant to the Amended Note Purchase Agreement.

Under the terms of the New Note, the Company is required to pay interest on the New Note at a per annum rate of 12%, in cash only, accruing from and after the date of the New Note and until the entire principal balance of the New Note shall have been repaid in full, and on and at all times during which the “Default Rate” (as defined in the Amended Note Purchase Agreement) applies, to the extent permitted by law, at a per annum rate of 17%. The entire outstanding principal balance of the New Note is due and payable in full on September 30, 2022. Upon an Event of Default (as defined in the Amended Note Purchase Agreement), the principal of the New Note and all accrued and unpaid interest thereon may be accelerated and declared or otherwise become due and payable in accordance with the terms of the Amended Note Purchase Agreement. During the Company’s fiscal years ending January 2, 2021 and January 1, 2022, the Company paid $34,654 in principal and $9,015 in interest pursuant to the New Note, at a rate of 12% per annum.

On August 5, 2021, the Company entered into the First August 2021 Purchase Agreement. The net proceeds to the Company from the First August 2021 Offerings were approximately $3,217, after deducting placement agent fees and offering expenses payable by the Company. The Company used a portion of the net proceeds from the First August 2021 Offerings together with other cash on hand to redeem $3,281 of the 2020 Jackson Note, which had an outstanding principal amount of approximately $16,730 immediately prior to such redemption.

Director Independence

Please see “Item 10. Directors, Executive Officers and Corporate Governance—Independence of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Through January 1, 2022 the Company’s principal independent registered accountant was BDO USA, LLP. The aggregate fees billed for Fiscal 2021 and Fiscal 2020, for professional services rendered by the principal accountant are as follows:

	Fiscal 2021	Fiscal 2020
	BDO USA, LLP	BDO USA, LLP
Audit Fees	$1,137	$740
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,137	$740

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

All Other Fees were for all other products and services provided by our principal accountant.

Pre-Approval Policies and Procedure for Audit Services

The audit committee has developed policies and procedures regarding the approval of all services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in Fiscal 2021 and Fiscal 2020 were pre-approved by audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-44 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (1)
2.2	Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, firstPRO Inc., firstPRO Georgia LLC, April F. Nagel and Philip Nagel (2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws of Staffing 360 Solutions, Inc. (4)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (5)
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (6)
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (7)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (8)
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (9)
3.8	Certificate of Designation of Series E Convertible Preferred Stock (10)
3.9	Certificate of Correction to the Certificate of Designation of Series E Convertible Preferred Stock (11)
3.10	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7, 2019 (12)
3.11	Certificate of Amendment to the Certificate of Designation of Series E Preferred Stock, dated October 23, 2020 (90)
3.12	Certificate of Designation for Series F Convertible Preferred Stock (116).
3.13	Certificate of Designation of Series G Convertible Preferred Stock, dated May 6, 2021 (117).
3.14	Certificate of Correction to Certificate of Designation of Series G Convertible Preferred Stock, dated May 11, 2021 (118).
3.15	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company as filed on June 30, 2021 with the Secretary of State of the State of Delaware (123).
3.16	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company as filed on December 27, 2021 with the Secretary of State of the State of Delaware (119).
3.17	Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock, dated May 23, 2022 (124)
3.18	Certificate of Designation of the Series J Preferred Stock of the Company, dated May 4, 2022 (125)
4.1	Subordinated Secured Note issued to Jackson Investment Group LLC (13)
4.2	Warrant issued to Jackson Investment Group LLC (14)
4.3	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (15)
4.4	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (16)
4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 29, 2020 (91)
4.6	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 31, 2020 (92)
4.7*	Description of Securities
4.8	Form of Warrant (103)
4.9	Form of Placement Agent Warrant (104)
4.10	Form of Warrant (105)
4.11	Form of Wainwright Warrant (106)
4.12	Form of Warrant (107)
4.13	Form of Wainwright Warrant (108)
4.14	Form of Warrant (109)
4.15	Form of Wainwright Warrant(110)
4.16	Form of Pre-Funded Warrant (111)
4.17	Form of Warrant (112)
4.18	Form of Wainwright Warrant (113)
10.1	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (17)
10.2	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (18)
10.3	2014 Equity Compensation Plan (19)
10.4	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE, Inc. and Monroe Staffing Services, LLC, as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (20)
10.5	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE PRS, Inc., as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (21)
10.6	Employment Agreement, dated July 8, 2015, by and between Alison Fogel and Lighthouse Placement Services, LLC (22)

Exhibit No.	Description
10.7	Amendment No. 2 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE, Inc., Monroe Staffing Services, LLC, Faro Recruitment America, Inc. and Lighthouse Placement Services, LLC as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (23)
10.8	Amendment No. 1 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE PRS, Inc. as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (24)
10.9	2015 Omnibus Incentive Plan (25)
10.10	2016 Omnibus Incentive Plan (26)
10.11	2016 Long Term Incentive Plan (27)
10.12	Warrant Agreement, dated January 25, 2017, by and among the Company and Jackson Investment Group LLC (28)
10.13	Security Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (29)
10.14	Pledge Agreement, dated January 25, 2017 by and the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (30)
10.15	Subordination Agreement, dated January 25, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and the U.S. Subsidiary Guarantors (31)
10.16	Amended Warrant Agreement, dated March 14, 2017, between the Company and Jackson Investment Group LLC (32)
10.17	Amended Purchase Agreement, dated April 5, 2017, by and among the Company, Jackson Investment Group LLC and certain subsidiaries of the Company (33)
10.18	Second Amendment, dated April 5, 2017, by and among the Company and Jackson Investment Group LLC (34)
10.19	Amended Subordination Agreement, dated April 5, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (35)
10.20	Second Amended Purchase Agreement, dated August 2, 2017, by and among the Company, Jackson Investment Group, LLC and certain subsidiaries of the Company (36)
10.21	Second Amended Subordination Agreement, dated August 2, 2017, by and among Midcap Funding X Trust, Jackson Investment Group, LLC, the Company and certain subsidiaries of the Company (37)
10.22	Amended and Restated Note Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (38)
10.23	Intercreditor Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc., MidCap Funding X Trust and Jackson Investment Group, LLC (39)
10.24	Share Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., Longbridge Recruitment 360 Limited and the holders of outstanding shares of CBSbutler Holdings Limited (40)
10.25	Amendment No.8 to the Credit and Security Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and MidCap Funding X Trust (41)
10.26	Agreement for Purchase of Debt, dated February 8, 2018, between CBSbutler Limited and HSBC Invoice Finance (UK) Limited (42)
10.27	Agreement for Purchase of Debt, dated February 8, 2018, between The JM Group (IT Recruitment) Limited and HSBC Invoice Finance (UK) Limited (43)
10.28	Agreement for Purchase of Debt, dated February 8, 2018, between Longbridge Recruitment 360 Ltd and HSBC Invoice Finance (UK) Limited (44)
10.29	Agreement for Purchase of Debt, dated June 28, 2018, between HSBC Invoice Finance (UK) Limited, and Clement May Limited (45)
10.30	Term Loan letter agreement, dated June 26, 2018, between HSBC Bank plc, and Staffing 360 Solutions Limited (46)
10.31	Share Purchase Agreement, dated August 27, 2018, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker. (47)
10.32	Amendment No. 1 to Amended and Restated Warrant Agreement, dated August 27, 2018, between the Company and Jackson Investment Group, LLC (48)
10.33	Amendment No.10 and Joinder Agreement to Credit and Security Agreement and Limited Consent, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company and MidCap Funding X Trust (49)
10.34	First Omnibus Amendment, Joinder and Reaffirmation Agreement, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (50)
10.35	12% Senior Secured Note, due September 15, 2020, issued on August 27, 2018, to Jackson Investment Group, LLC (51)
10.36	First Amendment to Intercreditor Agreement, dated August 27, 2018, by and among Jackson Investment Group, LLC, the Company, certain subsidiaries of the Company, and MidCap Funding X Trust. (52)
10.37	Fifth Amended and Restated Revolving Loan Note, by and among certain subsidiaries of the Company and MidCap Funding X Trust (53)
10.38	Debt Exchange Agreement, dated November 15, 2018, by and between the Company and Jackson Investment Group LLC (54)
10.39	Second Omnibus Amendment, Joinder and Reaffirmation Agreement, dated November 15, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (55)
10.40	Amended and Restated 12% Senior Secured Note, due September 15, 2020, issued on November 15, 2018, to Jackson Investment Group, LLC (56)
10.41	Amendment No. 2 to Amended and Restated Warrant Agreement, dated November 15, 2018, between the Company and Jackson Investment Group, LLC (57)
10.42	Form of Securities Purchase Agreement, dated January 22, 2019, by and between the Company and the Purchaser signatory thereto (58)
10.43	Placement Agency Agreement dated January 22, 2019, between the Company and ThinkEquity (59)
10.44	Employment Agreement with Alicia Barker dated June 19, 2018 (60)
10.45	Severance Agreement with Christopher Lutzo (61)
10.46	Waiver Agreement - Series A Preferred Stock (62)
10.47	First Amendment to 2016 Omnibus Incentive Plan (63)
10.48	Amendment No. 11 to the Credit Agreement dated February 7, 2019 by and among Midcap Funding X Trust, the Company and certain subsidiaries of the Company (64)

Exhibit No.	Description
10.49	Third Omnibus Amendment and Reaffirmation Agreement dated February 7, 2019, by and among Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (65)
10.50	Underwriting Agreement, dated February 8, 2019, between the Company and ThinkEquity (66)
10.51	Amendment Agreement, dated February 27, 2019, by and among Staffing 360 Georgia, LLC, firstPRO, Inc., firstPRO Georgia, LLC, April F. Nagel and Philip Nagel (67)
10.52	Securities Purchase Agreement, dated July 29, 2019, by and between Staffing 360 Solutions, Inc. and the purchaser signatory thereto (68)
10.53	Placement Agency Agreement, dated July 29, 2019, by and between the Company and ThinkEquity (69)
10.54	Fourth Omnibus Amendment and Reaffirmation Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company and Jackson Investment Group, LLC (70)
10.55	18% Senior Secured Note, due December 31, 2019, issued on August 29, 2019, to Jackson Investment Group, LLC (71)
10.56	Third Amendment to Intercreditor Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company, Jackson Investment Group, LLC and MidCap Funding X Trust (72)
10.57	Amendment Agreement, dated as of September 11, 2019, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker (73)
10.58	General Release and Severance Agreement, dated as of September 11, 2019, by and between Staffing 360 Solutions, Inc. and David Faiman (74)
10.59	Note between Monroe Staffing Services, LLC and Newton Federal Bank, dated May 12, 2020 (75)
10.60	Note among Key Resources Inc., Lighthouse Placement Services, LLC, Staffing 360 Georgia, LLC and Newton Federal Bank, dated May 20, 2020 (76).
10.61	2020 Omnibus Incentive Plan (77)
10.62	Form of Restricted Stock Award Agreement (78).
10.63	Form of Incentive Stock Option Agreement (79).
10.64	Form of Nonqualified Stock Option Agreement (80)
10.65	Asset Purchase Agreement, dated as of September 24, 2020, by and among Staffing 360 Solutions, Inc., Staffing 360 Georgia, LLC and firstPRO Recruitment, LLC (81).
10.66	Amendment No. 17, dated October 26, 2020, to Credit and Security Agreement with MidCap Funding IV Trusts (82)
10.67	Second Amended and Restated Note Purchase Agreement, dated October 26, 2020, by and among Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (83)
10.68	Amended and Restated Senior Secured 12% Promissory Note issued on October 26, 2020, to Jackson Investment Group, LLC (84)
10.69	Underwriting Agreement, dated December 23, 2020, between Staffing 360 Solutions, Inc. and H.C. Wainwright & Co., LLC (85).
10.70	Form of Securities Purchase Agreement, dated December 30, 2020, by and among Staffing 360 Solutions, Inc. and certain institutional and accredited investors (86).
10.71	Engagement Letter, dated December 21, 2020, between Staffing 360 Solutions, Inc. and H.C. Wainwright & Co., LLC (87).
10.72	Employment Agreement, dated June 29, 2020, by and among Staffing 360 Solutions, Inc. and Khalid Anwar (88).
10.73	Form of Securities Purchase Agreement by and among Staffing 360 Solutions, Inc. and the purchasers thereto (93).
10.74	Form of Registration Rights Agreement by and among Staffing 360 Solutions, Inc. and the purchasers thereto (94).
10.75	Exchange Agreement, dated May 6, 2021 (95).
10.76	Side Letter Agreement Regarding Amendment to NPA, dated May 6, 2021 (96).
10.77	Limited Waiver and Agreement Letter, dated May 6, 2021 (97).
10.78	Form of Securities Purchase Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (98).
10.79	Limited Consent, dated July 22, 2021, by and among Staffing 360 Solutions, Inc., Jackson Investment Group and certain subsidiaries of Staffing 360 Solutions, Inc. (99).
10.80	12% Senior Secured Note (100).
10.81	Form of Securities Purchase Agreement (101).
10.82	Form of Securities Purchase Agreement (102).
10.83	Employment Agreement, dated January 3, 2014, by and among Staffing 360 Solutions Limited (f/k/a Initio International Holdings Limited) and Brendan Flood (122).
10.84	2021 Omnibus Incentive Plan (114).
10.85	Amendment to the 2021 Omnibus Incentive Plan (115).
10.86	Form of Securities Purchase Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (120).
10.87	Form of Registration Rights Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (121).
10.88(1)	Stock Purchase Agreement, dated April 18, 2022, by and between Staffing 360 Solutions, Inc. Headway Workforce Solutions, Inc. and Chapel Hill Partners, LP as the Sellers’ Representative (126)
10.89	Amendment No. 20 to the Credit and Security Agreement, dated April 18, 2022 (127)
10.90	Limited Consent and Waiver to Second Amended and Restated Note Purchase Agreement, dated April 18, 2022 (128)
10.91(1)	Amendment to the Stock Purchase Agreement, dated May 18, 2022, by and between Staffing 360 Solutions, Inc. Headway Workforce Solutions, Inc. and Chapel Hill Partners, LP as the Sellers’ Representative (129)
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

#	Furnished herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(1)	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

(1)	Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(2)	Previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on September 19, 2017.
(3)	Previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017.
(4)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on September 30, 2021.
(5)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018.
(6)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015.
(7)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.
(8)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016.
(9)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016.
(10)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018.
(11)	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018.
(12)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2019.
(13)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(14)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(15)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(16)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.

(17)	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(18)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014.
(19)	Previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014.
(20)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(21)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015.
(22)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015.
(23)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(24)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015.
(25)	Previously filed as Exhibit 4.1 to the Company’s Form S-8, filed with the SEC on October 2, 2015.
(26)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016.)
(27)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016.)
(28)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(29)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(30)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(31)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(32)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2017.
(33)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(34)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(35)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.
(36)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017
(37)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017.
(38)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(39)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(40)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(41)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017.
(42)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(43)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(44)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018.
(45)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018.
(46)	Previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018.
(47)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2018.
(48)	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018.
(49)	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018.
(50)	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018.
(51)	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018.
(52)	Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018.
(53)	Previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018.
(54)	Previously filed as Exhibit 10.91 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.
(55)	Previously filed as Exhibit 10.92 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.
(56)	Previously filed as Exhibit 10.93 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.
(57)	Previously filed as Exhibit 10.94 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018.
(58)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019.
(59)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019.
(60)	Previously filed as Exhibit 10.97 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.
(61)	Previously filed as Exhibit 10.98 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.
(62)	Previously filed as Exhibit 10.99 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.

(63)	Previously filed as Exhibit 10.100 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019.
(64)	Previously filed as Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed on March 25, 2019.
(65)	Previously filed as Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed on March 25, 2019.
(66)	Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2019.
(67)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019.
(68)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019.
(69)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2019.
(70)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019.
(71)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019.
(72)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019.
(73)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2019.
(74)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2019.
(75)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2020.
(76)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2020.
(77)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020.
(78)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020.
(79)	Previously filed as Exhibit 10.7 to the Company Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2020.
(80)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020.
(81)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2020.
(82)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020.
(83)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020.
(84)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020.
(85)	Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020.
(86)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020.
(87)	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020.
(88)	Previously filed as Exhibit 10.57 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 12, 2021.
(89)	(Reserved).
(90)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020.
(91)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020.
(92)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020.
(93)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2021.
(94)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2021.
(95)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2021.
(96)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2021.
(97)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2021.
(98)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2021.
(99)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2021.
(100)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2021.
(101)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 6, 2021.
(102)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 24, 2021.
(103)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2021.
(104)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2021.
(105)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2021.
(106)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2021.
(107)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 6, 2021.
(108)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 6, 2021.
(109)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 24, 2021.
(110)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 24, 2021.
(111)	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
(112)	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
(113)	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
(114)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2021.
(115)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2021.
(116)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2021.
(117)	Previously filed as Exhibit 3.1 to the Company’s Current Report Form 8-K, filed with the SEC on May 12, 2021.
(118)	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2021.
(119)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2021.
(120)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
(121)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.
(122)	Previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014.
(123)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2021.
(124)	Previously filed as Exhibit 3.1 to the Company’s Current Report Form 8-K, filed with the SEC on May 24, 2022.
(125)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2022.
(126)	Previously filed as Exhibit 2.1 to the Company’s Current Report Form 8-K, filed with the SEC on April 20, 2022.
(127)	Previously filed as Exhibit 10.2 to the Company’s Current Report Form 8-K, filed with the SEC on April 20, 2022.
(128)	Previously filed as Exhibit 10.1 to the Company’s Current Report Form 8-K, filed with the SEC on April 20, 2022.
(129)	Previously filed as Exhibit 2.1 to the Company’s Current Report Form 8-K, filed with the SEC on May 19, 2022.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: June 24, 2022	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 24, 2022	By:	/s/ Khalid Anwar
Khalid Anwar Senior Vice President of Corporate Finance (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Flood	Chairman, Chief Executive Officer and Director	June 24, 2022
Brendan Flood

/s/ Dimitri Villard	Director	June 24, 2022
Dimitri Villard

/s/ Nicholas Florio	Director	June 24, 2022
Nicholas Florio

/s/ Jeff Grout	Director	June 24, 2022
Jeff Grout

/s/ Vincent Cebula	Director	June 24, 2022
Vincent Cebula

/s/ Alicia Barker	Director	June 24, 2022
Alicia Barker

