Form 10-Q
period 2022-04-02
Staffing 360 Solutions, Inc.
filed 2022-07-14
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

or

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

As of July 14, 2022, 2,419,688 shares of common stock, $0.00001 par value, were outstanding.

Form 10-Q Quarterly Report

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	As of	As of
	April 2,	January 1,
	2022	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,355	$4,558
Accounts receivable, net	24,243	20,718
Prepaid expenses and other current assets	1,502	988
Total Current Assets	27,100	26,264

Property and equipment, net	823	865
Goodwill	23,480	23,828
Intangible assets, net	12,902	13,649
Other assets	3,208	3,506
Right of use asset	5,237	5,578
Total Assets	$72,750	$73,690
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$16,509	$12,532
Accrued expenses - related party	125	216
Current portion of debt	9,321	9,223
Accounts receivable financing	13,159	15,199
Leases - current liabilities	879	1,006
Other current liabilities	6,556	6,557
Total Current Liabilities	46,549	44,733

Long-term debt	123	279
Leases - non current	4,454	4,568
Other long-term liabilities	781	785
Total Liabilities	51,907	50,365

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized:

Common stock, $0.00001 par value, 40,000,000 shares authorized; 1,759,835 and 1,758,835 shares issued and outstanding, as of April 2, 2022, and January 1, 2022, respectively	1	1
Additional paid in capital	107,225	107,183
Accumulated other comprehensive (loss) income	(38)	162
Accumulated deficit	(86,345)	(84,021)
Total Stockholders’ Equity	20,843	23,325
Total Liabilities and Stockholders’ Equity	$72,750	$73,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	QUARTERS ENDED
	APRIL 2, 2022	APRIL 3, 2021
Revenue	$49,893	$48,951

Cost of Revenue, excluding depreciation and amortization stated below	41,380	40,936

Gross Profit	8,513	8,015

Operating Expenses:
Selling, general and administrative expenses	8,909	7,929
Depreciation and amortization	655	731
Total Operating Expenses	9,564	8,660

Loss From Operations	(1,051)	(645)

Other Income (Expenses):
Interest expense and amortization of debt discount and deferred financing costs	(766)	(1,241)
Re-measurement gain (loss) on intercompany note	(443)	128
Other (loss) income, net	(58)	107
Total Other Expenses, net	(1,267)	(1,006)

Loss Before Provision for Income Tax	(2,318)	(1,651)

Provision for income taxes	(6)	(37)

Net Loss	(2,324)	(1,688)

Dividends - Series E Preferred Stock - related party	—	245
Dividends - Series E-1 Preferred Stock - related party	—	144
Deemed Dividend	—	389
Loss Attributable to Common Stockholders - Basic	$(2,324)	$(2,466)
Loss per Share Attributable to Common Stockholders - Basic	$(1.33)	$(5.10)
Weighted Average Shares Outstanding – Basic	1,752,949	481,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	QUARTERS ENDED
	APRIL 2, 2022	APRIL 3, 2021
Net Loss	$(2,324)	$(1,688)

Other Loss
Foreign exchange translation adjustment	(200)	(8)
Comprehensive Loss Attributable to the Company	$(2,524)	$(1,696)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Total Deficit
	Series E-1		Series A		Series E		Common Stock
Balance January 2, 2021	1,363	$—	1,039,380	$—	11,080	$11	281,724	$1	$73,844	$223	$(92,179)	$(18,100)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	7,760	—	219	—	—	219
Series A Preferred Conversion	—	—	(1,039,380)	—	—	—	451	—	—	—	—	—
Sales of common stock, net	—	—	—	—	—	—	364,255	—	17,847	—	—	17,847
Redemption of Series E Preferred Stock	—	—	—	—	(4,908)	(5)	—	—	(4,903)	—	—	(4,908)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	(245)	—	—	(245)
Dividends - Series E-1 Preferred Stock - Related Party	103	—	—	—	—	—	—	—	(144)	—	—	(144)
Redeemable portion of Series E Preferred Stock - Related Party	—	—	—	—	(6,172)	(6)	—	—	(4,086)	—	—	(4,092)
Beneficial conversion feature for fair value modification - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	389	—	—	389
Deemed dividend	—	—	—	—	—	—	—	—	(389)	—	—	(389)
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,688)	(1,688)
Balance April 3, 2021	1,466	$—	—	$—	—	$—	654,190	$1	$82,532	$215	$(93,867)	$(11,119)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total Equity
	Common Stock
Balance, January 1, 2022	1,758,835	$1	$107,183	$162	$(84,021)	$23,325
Shares issued to/for:
Employees, directors and consultants	1,000	—	42	—	—	$42
Foreign currency translation loss	—	—	—	(200)	—	$(200)
Net loss	—	—	—	—	(2,324)	$(2,324)
Balance, April 2, 2022	1,759,835	$1	$107,225	$(38)	$(86,345)	$20,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	QUARTERS ENDED
	APRIL 2, 2022	APRIL 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,324)	$(1,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	655	731
Amortization of debt discount and deferred financing costs	96	84
Bad debt expense	(1)	—
Right of use assets depreciation	324	292
Stock based compensation	42	219
Re-measurement (loss) gain on intercompany note	443	(128)
Changes in operating assets and liabilities:
Accounts receivable	(5,621)	(1,006)
Prepaid expenses and other current assets	(526)	(334)
Other assets	812	(784)
Accounts payable and accrued expenses	3,999	1,451
Interest payable - related party	122	807
Other current liabilities	(128)	80
Other long-term liabilities and other	(749)	443
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,856)	167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42)	—
Collection of UK factoring facility deferred purchase price	1,877	1,741
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,835	1,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	—	(1,646)
Repayment of term loan	(117)	(313)
Repayment of term loan - Related party	—	(14,724)
Repayments on accounts receivable financing, net	(2,036)	(5,475)
Dividends paid to related parties	—	(420)
Redemption of Series E preferred stock, related party	—	(4,908)
Proceeds from sale of common stock	—	19,670
NET CASH USED IN FINANCING ACTIVITIES	(2,153)	(7,816)

NET DECREASE IN CASH	(3,174)	(5,908)

Effect of exchange rates on cash	(29)	15

Cash - Beginning of period	4,558	10,336

Cash - End of period	$1,355	$4,443

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

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the quarter ended April 2, 2022, the Company has an accumulated deficit of $86,345 and a working capital deficit of $19,449. At April 2, 2022, we had total gross debt of $9,444 and $1,355 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments. Subsequent to the quarter ended April 2, 2022, we have continued to fund our operations and make required capital payments utilizing our available cash and, as of the date of this filing, we have approximately $4,612 in available cash.

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

Further, our note issued to Jackson Investment Group, LLC includes certain financial customary covenants and the Company has had instances of non-compliance. Management has historically been able to obtain from Jackson waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

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

COVID-19

The novel Coronavirus disease 2019 (“COVID-19”), is continuing to impact worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients. As a result, we are subject to the plans and approaches of our clients to work during this period. This includes whether they support remote working when they have decided to close their facilities. To the extent that our clients have decided to or are required to close their facilities or not permit remote work when they decide to close facilities, we would no longer generate revenue and profit from that client. Developments such as social distancing and shelter-in-place directives have impacted the Company’s ability to deploy its staffing workforce effectively thereby impacting contracts with customers in the Company’s Commercial Staffing and Professional Staffing business streams where we have seen declines in revenues during Fiscal 2021 and 2020. While expected to be temporary, prolonged workforce disruptions can negatively impact sales in fiscal year 2022 and the Company’s overall liquidity.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the quarters ended April 2, 2022 and April 3, 2021 include the valuation of intangible assets, including goodwill, liabilities associated with testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

The Company recognized an impairment with respect to its Staffing UK reporting unit of $3,104 during the fourth quarter ended January 1, 2022. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

No impairments to goodwill were recognized during the quarter ended April 2, 2022. In assessing potential impairment to goodwill, management has made assumptions regarding partial recovery from the COVID-19 pandemic. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated, while failing to achieve growth in future periods as a result of the prolonged impact of COVID-19 pandemic, an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of the reporting units, market declines, changes in discount rates or other conditions could result in a material impairment in the future.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue for the quarter ended April 2, 2022 was comprised of $48,329 of temporary contractor revenue and $1,564 permanent placement revenue, compared with $47,918 and $1,033 for the quarter ended April 3, 2021, respectively. Refer to Note 10 for further details on breakdown by segments.

Income Taxes

The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared with those forecasted at the beginning of the fiscal year and each interim period thereafter.

The effective income tax rate was (0.25%) and (2.20%) for the quarters ending April 2, 2022 and April 3, 2021, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit. The Company may have experienced an IRC Section 382 limitation during 2021, for which it is in process of conducting an analysis to determine the tax consequences of such a limitation.

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement (loss) gain of ($443) and $128 for the quarters ended April 2, 2022 and April 3, 2021, respectively, associated with its U.S dollar denominated intercompany note.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this ASU in this fiscal year. This standard did not have an impact on our financial statements.

NOTE 3 – EARNINGS (LOSS) PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”. Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A, Series E and Series E-1 Preferred Stockholders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For the quarters ended April 2, 2022 and April 3, 2021, pursuant to the two-class method, as a result of the net loss attributable to common stockholders, losses were not allocated to the participating securities.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares of common stock issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method). Such securities, shown below, presented on a common stock equivalent basis and outstanding as of April 2, 2022 and April 3, 2021 have not been included in the diluted earnings per share computations, as their inclusion would be anti-dilutive due to the Company’s net loss as of April 2, 2022 and April 3,2021:

	April 2, 2022	April 3, 2021
Convertible preferred shares	—	127,300
Warrants	972,495	54,285
Restricted shares – unvested	6,880	5,300
Options	51,302	1,302
Total	1,030,677	188,187

NOTE 4 – ACCOUNTS RECEIVABLE FINANCING

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including covenants to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect its intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of its organizational documents. The Company is not in compliance with its April 2, 2022 covenants and received a waiver from Midcap. Subsequent to April 2, 2022, the Company is also not in compliance with its financial covenants with Midcap.

The balance of the Midcap facility as of April 2, 2022 and January 1, 2022 was $13,063 and $13,405, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

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

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. For the quarters ended April 2, 2022 and April 3, 2021, the collection of UK factoring facility deferred purchase price totaled $1,877 and $1,741, respectively

NOTE 5 – GOODWILL

The following table provides a roll forward of goodwill:

	April 2, 2022	January 1, 2022
Beginning balance, gross	$23,828	$31,591
Accumulated disposition	—	(1,577)
Accumulated impairment losses	—	(6,073)
Currency translation adjustment	(348)	(113)
Ending balance, net	$23,480	$23,828

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. During the fourth quarter of 2021 the Company identified a triggering event in response the COVID-19 pandemic. In accordance with ASC 350 the Company tested its goodwill for impairment and the Company recognized an impairment with respect to its Staffing UK reporting unit of $3,104. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

NOTE 6 – DEBT

	April 2, 2022	January 1, 2022
Jackson Investment Group - related party	$8,949	$8,949
HSBC Term Loan	670	809
Total Debt, Gross	9,619	9,758
Less: Debt Discount and Deferred Financing Costs, Net	(175)	(256)
Total Debt, Net	9,444	9,502
Less: Non-Current Portion	(123)	(279)
Total Current Debt, Net	$9,321	$9,223

Jackson Debt

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

Under the terms of the Amended Note Purchase Agreement and the 2020 Jackson Note, the Company is required to pay interest on the debt at a per annum rate of 12%. The interest is payable monthly in cash; provided that, the Company may elect to pay up to 50% of monthly interest in-kind (“PIK Interest”) by adding such PIK Interest to the outstanding principal balance of the 2020 Jackson Note. For any month that the Company elects to pay interest in-kind, the Company is required to pay Jackson a fee in shares of our common stock (“PIK Fee Shares”) in an amount equal to $25 divided by the average closing price, as reported by The Nasdaq Capital Market (“Nasdaq”), of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $30.00 or is otherwise undeterminable because such shares of common stock are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $30.000, and if such average closing price is greater than $210.00, then the average closing price for these purposes shall be deemed to be $210.00. For the period of November 2020 through and including March 2021, each monthly interest amount due and payable was reduced by $166, and for the period commencing April 2021 through and including September 2021, each monthly interest amount due and payable was increased by $166.

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

The Amended Note Purchase Agreement includes certain customary financial covenants, including a leverage ratio covenant and a minimum adjusted EBITDA covenant. Delivery of financial covenants commenced with the fiscal month ending March 2021. The Company is not in compliance with its April 2, 2022 covenants and received a waiver from Jackson. Subsequent to April 2, 2022, the Company is also not in compliance with its financial covenants with Jackson.

Debt Exchange Agreement

On November 15, 2018, the Company, entered into a Debt Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange $13,000 (the “Exchange Amount”) of indebtedness of the Company held by Jackson in exchange for 13,000 shares of Series E Preferred Stock, par value $0.00001 per share.

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

The Series E Preferred Stock carried quarterly dividend rights of (a) cash dividends accruing (i) at an annual rate per share equal to 12% from the date of issuance and (ii) 17% after the occurrence of a Preferred Default, and (b) a dividend payable in shares of Series E-1 Convertible Preferred Stock (the “Series E-1 Convertible Preferred Stock” and, collectively with the Series E Convertible Preferred Stock, the “Series E Preferred Stock”). The shares of Series E-1 Convertible Preferred Stock had all the same terms, preferences and characteristics as the Series E Preferred Stock (including, without limitation, the right to receive cash dividends), except (i) Series E-1 Convertible Preferred Stock were mandatorily redeemable by the Company within thirty (30) days after written demand received from any holder at any time after the earlier of the occurrence of a Preferred Default or November 15, 2020, for a cash payment equal to the Liquidation Value (as defined in the Series E Certificate of Designation) plus any accrued and unpaid dividends thereon, (ii) each share of Series E-1 Convertible Preferred Stock was initially convertible into 11 shares of the Company’s common stock, and (iii) Series E-1 Convertible Preferred Stock could be cancelled and extinguished by the Company if all shares of Series E Convertible Preferred Stock are redeemed by the Company on or prior to October 31, 2020.

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

As of April 2, 2022, there were no shares of Series G or Series G-1 Convertible Preferred Stock outstanding.

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

NOTE 7 – LEASES

As of April 2, 2022 and January 1, 2022, as a result of the adoption of ASC 842, we recorded a right of use (“ROU”) lease asset of approximately $5,237 with a corresponding lease liability of approximately $5,333 and ROU of approximately $5,578 with a corresponding lease liability of approximately $5,574, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

In September 2021, the Company entered into a new lease agreement for an office lease in New York for a term of 8 years. This resulted in increases to right of use assets and lease liabilities of $2,735.

Quantitative information regarding the Company’s leases for period ended April 2, 2022 is as follows:

Lease Cost	Classification	APRIL 2, 2022
Operating lease cost	SG&A Expenses	421

Other information
Weighted average remaining lease term (years)	3.93
Weighted average discount rate	6.70%

Future Lease Payments
2022	$795
2023	1,129
2024	942
2025	834
2026	834
Thereafter	2,100
$6,634
Less: Imputed Interest	1,301
$5,333

Leases - Current	$879
Leases - Non current	$4,454

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the Right of Use Asset and associated lease liability that was appropriately stated in all material respects.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company issued the following shares of common stock during the quarter ended April 2, 2022:

	Number of Common	Fair Value	Fair Value at Issuance
	Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Board and committee members	1,000	42	9.70	9.70
	1,000	$42

The Company issued the following shares of common stock during the quarter ended April 3, 2021:

	Number of Common	Fair Value	Fair Value at Issuance
	Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	364,255	$19,670	$36.00	$36.00
Conversion of Series A	451	—		—
Employees	5,084	275	36.00	36.00
Long Term Incentive Plan	2,582	316	82.20	143.40
Board and committee members	94	5	51.60	51.60
	372,466	$20,266

Reverse Stock Split

The Company effected a one-for-ten reverse stock split on June 24, 2022 (the “Reverse Stock Split”). All share and per share information in this quarterly report have been retroactively adjusted to reflect the Reverse Stock Splits.

Increase of Authorized Common Stock

On December 27, 2021, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation of the Company to effect an increase to its number of shares of authorized common stock, par value $0.00001 from 40,000,000 to 200,000,000.

Series A Preferred Stock – Related Party

As of April 2, 2022 and April 3, 2021, the Company had $125 and $125 of dividends payable to the Series A Preferred Stockholder, respectively.

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of Fiscal 2021, the Company has issued a total of 1,000 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In Fiscal 2021 and 2020, the Company recorded compensation expense associated with these restricted shares of $374 and $539, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

		Weighted
	Restricted	Average
	Shares	Price Per Share
Balance at January 2, 2021	1,030	$75.00
Granted	19,115	29.20
Vested/adjustments	(14,198)	29.00
Balance at January 1, 2022	5,947	$50.00
Granted	1,000	9.70
Vested/adjustments	(67)	107.40
Balance at April 2, 2022	6,880	5.71

Warrants

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 2, 2021	26,285	$59.40
Issued	995,452	25.90
Exercised	(49,242)	0.0001
Expired or cancelled	—	—
Outstanding at January 1, 2022	972,495	$25.84
Issued	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at April 2, 2022	972,495	25.84

The following table summarizes warrants outstanding as of April 2, 2022:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$18.50 - $3,750	972,495	4.23	$25.84

Stock Options

A summary of option activity during the quarter ended April 2, 2022 is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 2, 2021	1,302	$1,665.60
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at January 1, 2022	1,302	$1,665.60
Granted	50,000	7.80
Exercised	—	—
Expired or cancelled	—	—
Outstanding at April 2, 2022	51,302	$50.06

The Company recorded share-based payment expense of $21 and $7 for the quarters ended April 2, 2022 and April 3, 2021, respectively.

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

NOTE 10 – SEGMENT INFORMATION

The Company generated revenue and gross profit by segment as follows:

	QUARTERS ENDED
	APRIL 2, 2022	APRIL 3, 2021
Commercial Staffing – US	$28,609	$30,121
Professional Staffing – US	4,329	3,771
Professional Staffing – UK	16,955	15,059
Total Revenue	$49,893	$48,951

Commercial Staffing – US	$4,719	$4,838
Professional Staffing – US	1,204	954
Professional Staffing – UK	2,590	2,223
Total Gross Profit	$8,513	$8,015

Selling, general and administrative expenses	$(8,909)	$(7,929)
Depreciation and amortization	(655)	(731)
Interest expense and amortization of debt discount and deferred financing costs	(766)	(1,241)
Re-measurement gain (loss) on intercompany note	(443)	128
Other (expense) income	(58)	107
Loss Before (Provision for) Benefit from Income Tax	$(2,318)	$(1,651)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	QUARTER ENDED APRIL 2, 2022
	Commercial Staffing – US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$113	$380	$1,071	$1,564
Temporary Revenue	28,496	3,949	15,884	48,329
Total	$28,609	$4,329	$16,955	$49,893

	QUARTER ENDED APRIL 3, 2021
	Commercial Staffing – US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$41	$257	$735	$1,033
Temporary Revenue	30,080	3,514	14,324	47,918
Total	$30,121	$3,771	$15,059	$48,951

As of April 2, 2022 and January 1, 2022, the Company has assets in the U.S. and the U.K. as follows:

	April 2, 2022	January 1, 2022
United States	$72,186	$72,125
United Kingdom	564	1,565
Total Assets	$72,750	$73,690

NOTE 11 – RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	QUARTER ENDED APRIL 2, 2022
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$25	2,000	$2	$—
Jeff Grout	25	2,000	2	—
Nick Florio	25	2,000	2	—
Vincent Cebula	25	2,000	2	—
Alicia Barker	-	2,000	2	—
	$100	10,000	$10	$—

	QUARTER ENDED APRIL 3, 2021
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$19	234	$1	$2
Jeff Grout	19	234	1	2
Nick Florio	19	234	1	2
Alicia Barker	-	234	1	2
	$57	936	$4	$8

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	QUARTER ENDED
	April 2, 2022	April 3, 2021
Cash paid for:
Interest	$766	$775
Income taxes	—	—

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$1,835	$1,612
Dividends accrued to related parties	—	389
Deemed dividend	—	389

NOTE 13 – SUBSEQUENT EVENTS

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

On July 1, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of a private placement of 657,858 shares of common stock or pre-funded warrants to purchase shares of common stock, and warrants (the “July 2022 Warrants”) to purchase up to 657,858 shares of common stock, with an exercise price of $5.85 per share. The Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and one-half years from the date of issuance. The combined purchase price for one Common Share (or pre-funded warrant) and one associated warrant to purchase one share of common stock was $6.10.

In connection with the private placement, each investor entered into a warrant amendment agreement with the Company (collectively, the “Warrant Amendment Agreements”) to amend the exercise prices of certain existing warrants to purchase up to an aggregate of 657,858 shares of common stock of the Company that were previously issued to the investors, with exercise prices ranging from $18.50 to $38.00 per share and expiration dates ranging from July 22, 2026 to November 1, 2026. The Warrant Amendment Agreements became effective upon the closing of the private placement and pursuant to the Warrant Amendment Agreements, the amended warrants have a reduced exercise price of $5.85 per share and expire five and one-half years following the closing of the private placement. H.C. Wainwright & Co., LLC (“HCW”) acted as the Company’s exclusive placement agent in connection with the private placement, pursuant to that engagement letter, dated as of June 28, 2022, between the Company and HCW. The Company paid HCW (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the private placement, (ii) a management fee of 1.0% of the aggregate gross proceeds of the private placement, or $40,129.34, and (iii) a non-accountable expense allowance of $85,000. In addition, the Company issued to HCW warrants to purchase up to 49,339 shares of common stock at an exercise price equal to $7.625. The warrants are exercisable immediately upon issuance and have a term of exercise equal to five and one-half years from the date of issuance.

The Company intends to use the net proceeds received from the private placement for general working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, including the “Risk Factors” in Item 1A of this Quarterly Report and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

The Company effected a one-for-ten reverse stock split on June 24, 2022 (the “Reverse Stock Split”). All share and per share information in these consolidated financial statements has been retroactively adjusted to reflect the Reverse Stock Split.

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

Nasdaq Bid Price Requirement

On June 3, 2020, we received a letter from the Staff of Nasdaq (the “Staff”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Stockholders’ Equity Requirement. A hearing before the Nasdaq Hearings Panel (the “Panel”) was held on January 21, 2021, and we were granted an extension to regain compliance until February 28, 2021, which was subsequently further extended to May 31, 2021. On June 28, 2021, we received a letter from the Staff notifying us that the Panel determined that we had regained compliance with the Stockholders’ Equity Requirement. The Panel also imposed a Panel Monitor under Nasdaq Listing Rule 5815(d)(4)(A) for a period of one year from the date of the June 28, 2021 letter, during which period we are expected to remain in compliance with all of Nasdaq’s continued listing requirements. On February 23, 2022, we received a letter from the Listing Qualifications of Nasdaq notifying us that we were no longer in compliance with the Bid Price Requirement, for continued listing on Nasdaq. Pursuant to the Panel Decision, we were not eligible for the 180-day bid price compliance period set forth in the Listing Rules. On March 2, 2022, we timely requested a hearing before the Panel, which was held on March 31, 2022.

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

July 2022 Private Placement

On July 1, 2022, we entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of a private placement of 657,858 shares of common stock or pre-funded warrants to purchase shares of common stock, and warrants (the “July 2022 Warrants”) to purchase up to 657,858 shares of common stock, with an exercise price of $5.85 per share. The Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and one-half years from the date of issuance. The combined purchase price for one Common Share (or pre-funded warrant) and one associated warrant to purchase one share of common stock was $6.10.

In connection with the private placement, each investor entered into a warrant amendment agreement with the Company (collectively, the “Warrant Amendment Agreements”) to amend the exercise prices of certain existing warrants to purchase up to an aggregate of 657,858 shares of common stock of the Company that were previously issued to the investors, with exercise prices ranging from $18.50 to $38.00 per share and expiration dates ranging from July 22, 2026 to November 1, 2026. The Warrant Amendment Agreements became effective upon the closing of the private placement and pursuant to the Warrant Amendment Agreements, the amended warrants have a reduced exercise price of $5.85 per share and expire five and one-half years following the closing of the private placement.

The Company intends to use the net proceeds received from the private placement for general working capital purposes.

Headway Acquisition

On April 18, 2022, we entered into a Stock Purchase Agreement with Headway Workforce Solutions, and Chapel Hill Partners, LP, as the representatives of all the stockholders of Headway, pursuant to which, among other things, the Company agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Convertible Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement. On May 18, 2022, the Headway Acquisition closed. The purchase price in connection with the Headway Acquisition was approximately $9,000. Pursuant to the Stock Purchase Agreement and in connection with the closing of the Headway Acquisition, on May 17, 2022, the Company filed a certificate of designation with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series H Convertible Preferred Stock, par value $0.00001 per share.

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

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Business Streams. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets. Since November 2013, the Company has completed eleven acquisitions.

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

For the quarters ended April 2, 2022 and April 3, 2021

	APRIL 2, 2022	% of Revenue	April 3, 2021	% of Revenue	Growth
Revenue	$49,893	100.0%	$48,951	100.0%	1.9%
Cost of revenue	41,380	82.9%	40,936	83.6%	1.1%
Gross profit	8,513	17.1%	8,015	16.4%	6.2%
Operating expenses	9,564	19.2%	8,660	17.7%	10.4%
Loss from operations	(1,051)	(2.1)%	(645)	(1.3)%	62.9%
Other expenses	(1,267)	(2.5)%	(1,006)	(2.1)%	25.9%
Provision for income taxes	(6)	(0.0)%	(37)	(0.1)%	(83.8)%
Net Loss	$(2,324)	(4.6)%	$(1,688)	(3.5)%	37.7%

Revenue

For the quarter ended April 2, 2022, revenue increased by 1.9% to $49,893 as compared with $48,951 for the quarter ended April 3, 2021. Of that increase, $1,420 was attributable to organic revenue growth, partially offset by $478 of unfavorable foreign currency translation. Within organic revenue, temporary contractor revenue grew $855 and permanent placement grew $565.

Revenue the quarter ended April 2, 2022 was comprised of $48,329 of temporary contractor revenue and $1,564 of permanent placement revenue, compared with $47,918 and $1,033 for the quarter ended April 3, 2021, respectively.

Cost of revenue, Gross profit and Gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the quarter ended April 2, 2022, cost of revenue was $41,380, an increase of 1.1% from $40,936 in the quarter ended April 3, 2021, compared with revenue growth of 1.9%.

Gross profit for the quarter ended April 2, 2022 was $8,513, an increase of 6.2% from $8,015 for the quarter ended April 3, 2021, representing gross margin of 17.1% and 16.4% for each period, respectively. The increase was driven by $568 of organic growth and partially offset by $71 of unfavorable foreign currency translation.

Operating expenses

Total operating expenses for the quarter ended April 2, 2022 were $9,564, an increase of 10.4% from $8,660 for the quarter ended April 3, 2021. The increase in operating expenses was driven primarily by higher non-recurring costs, legal, and other costs associated with acquisitions efforts.

Other expenses

Total other expenses, net for the quarter ended April 2, 2022 were $1,267, an increase of 25.9% from $1,006 in the quarter ended April 3, 2021. The increase was driven by the following: $474 lower interest expense and amortization of debt discount and deferred financing costs in the quarter ended April 2, 2022 compared with the quarter ended April 3, 2021 of $1,241, loss from remeasuring the Company’s intercompany note in the quarter ended April 2, 2022 of $443 compared with gains from remeasuring the Company’s intercompany note in the quarter ended April 3, 2021 of $128. In addition, in the quarter ended April 2, 2022, the Company had other loss of $58.

Non-GAAP Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we also use non-GAAP financial measures and Key Performance Indicators (“KPIs”) in addition to our GAAP results. We believe non-GAAP financial measures and KPIs may provide useful information for evaluating our cash operating performance, ability to service debt, compliance with debt covenants and measurement against competitors. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

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

The following table details Revenue and Gross Profit by Sector:

	APRIL 2, 2022	Mix	APRIL 3, 2021	Mix
Commercial Staffing – US	$28,609	57%	$30,121	61%
Professional Staffing – US	4,329	9%	3,771	8%
Professional Staffing – UK	16,955	34%	15,059	31%
Total Revenue	$49,893		$48,951

Commercial Staffing – US	$4,719	56%	$4,838	60%
Professional Staffing – US	1,204	14%	954	12%
Professional Staffing – UK	2,590	30%	2,223	28%
Total Gross Profit	$8,513		$8,015

Commercial Staffing – US	16.5%		16.1%
Professional Staffing – US	27.8%		25.3%
Professional Staffing – UK	15.3%		14.8%
Total Gross Margin	17.1%		16.4%

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

			TRAILING TWELVE MONTHS	TRAILING TWELVE MONTHS
	APRIL 2, 2022	APRIL 3, 2021	APRIL 3, 2022	APRIL 2, 2021
Net loss	$(2,324)	$(1,688)	$7,522	$(10,333)

Interest expense and amortization of debt discount and deferred financing costs	670	1,157	3,370	6,122
Provision for (Benefit from) income taxes	6	37	(388)	108
Depreciation and amortization	751	815	3,055	3,520
EBITDA	$(897)	$321	$13,559	$(583)

Acquisition, capital raising, restructuring charges and other non-recurring expenses (1)	1,188	826	3,872	6,209
Other non-cash charges (2)	16	220	158	697
Re-measurement (gain) loss on intercompany note	443	(128)	831	(1,387)
Restructuring charges	-	-	-	21
Gain on business sale	-	-	-	(124)
Impairment of goodwill	-	-	3,104	-
Other loss (income)	58	(107)	(19,412)	(244)
Adjusted EBITDA	$808	$1,132	$2,112	$4,589

Adjusted EBITDA of Divested Business (3)			$-	$(8)

Pro Forma TTM Adjusted EBITDA (4)			$2,112	$4,581

Adjusted Gross Profit TTM (5)			$35,938	$30,365

TTM Adjusted EBITDA as percentage of adjusted gross profit TTM			5.9%	15.1%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business. Due to government mandated restrictions, the Company had to temporarily close some of its offices and, due to social distancing restrictions, could not make full use of these facilities for significant periods of time during the year.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

(3)	Adjusted EBITDA of Divested Business for the period prior to the divestment date.

(4)	Pro Forma Adjusted EBITDA excludes the Adjusted EBITDA of Divested Business for the period prior to the divestment date.

(5)	Adjusted Gross Profit excludes gross profit of business divested in September 2020, for the period prior to divestment date.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Adjusted Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of our efficiency for converting incremental gross profit into Adjusted EBITDA.

	April 2, 2022	April 3, 2021
Adjusted Gross Profit - TTM (Current Period)	$35,938	$30,365
Adjusted Gross Profit - TTM (Prior Period)	30,365	39,281
Adjusted Gross Profit – Increase (Decline)	$5,573	$(8,916)

Adjusted EBITDA - TTM (Current Period)	$2,112	$4,589
Adjusted EBITDA - TTM (Prior Period)	4,589	8,954
Adjusted EBITDA - Decline	$(2,477)	$(4,365)

Operating Leverage	(44.4)%	49.0%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	April 2, 2022	January 1, 2022
Total Debt, Net	$9,444	$9,502
Addback: Total Debt Discount and Deferred Financing Costs	(175)	(256)
Total Term Debt	$9,619	$9,758

TTM Adjusted EBITDA	$2,112	$4,589

Pro Forma TTM Adjusted EBITDA	$2,112	$4,589

Pro Forma Leverage Ratio	4.55x	4.01x

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

	QUARTERS ENDED
	APRIL 2, 2022	APRIL 3, 2021
Net cash (used in) provided by operating activities	$(2,856)	$167

Collection of UK factoring facility deferred purchase price	1,877	1,741

Repayments on accounts receivable financing, net	(2,036)	(5,475)

Net cash used in operating activities including proceeds from accounts receivable financing, net	$(3,015)	$(3,567)

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

As of and for the quarter ended April 2, 2022, the Company had a working capital deficiency of $19,449, accumulated deficit of $86,345, and a net loss of $2,324.

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

In addition, beginning in January 2023 the Company has numerous contractual lease obligations representing an aggregate of approximately $4,454 related to current lease agreements. The Company intends to fund the majority of this by a combination of cash flow from operations, as well as the raising of capital through additional debt or equity.

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

Operating activities

For the quarter ended April 2, 2022, net cash used in operations of $2,856 was primarily attributable to net loss of $2,324 and changes in operating assets and liabilities totaling $2,091 offset by non-cash adjustments of $1,559. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $5,621, increase in payables and accrued expense of $3,999, increase in payables to related parties of $122, increase in prepaid expenses and other current assets of $526, decrease in other assets of $812, decrease in current liabilities of $128 and decrease in long term liabilities and other of $749. Total non-cash adjustments of $1,558 primarily includes depreciation and amortization of intangible assets of $655, stock-based compensation of $42, amortization of debt discounts and deferred financing of $96, right of use assets amortization of $324 and foreign currency re-measurement loss on intercompany loan of $443.

For the quarter ended April 3, 2021, net cash provided by operations of $167 was primarily attributable to net loss of $1,688 and changes in operating assets and liabilities totaling $657 offset by non-cash adjustments of $1,198. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $1,006, increase in payables and accrued expense of $1,451, increase in payables to related parties of $807, increase in prepaid expenses and other current assets of $334, increase in other assets of $784, increase in current liabilities of $80 and decrease in long term liabilities of $158 and increase in other of $601. Total non-cash adjustments of $1,198 primarily includes depreciation and amortization of intangible assets of $731, stock-based compensation of $219, amortization of debt discounts and deferred financing of $84, right of use assets amortization of $292 and foreign currency re-measurement gain on intercompany loan of $128.

Investing activities

For the quarter ended April 2, 2022, net cash flows provided by investing activities totaled $1,835 primarily due to $42 purchase of property and equipment and $1,877 related to collection of UK factoring facility deferred purchase price.

For the quarter ended April 3, 2021, net cash flows provided by investing activities was $1,741 related to collection of UK factoring facility deferred purchase price.

Financing activities

For the quarter ended April 2, 2022, net cash flows used in financing activities totaled $2,153 primarily due to repayments of $2,036 on accounts receivable financing, net and, repayment of term loan of $117.

For the quarter ended April 3, 2021, net cash flows used in financing activities totaled $7,816 primarily due to proceeds from sale of common stock of $19,670 offset by repayments of $5,475 on accounts receivable financing, net, repayment of term loan of $313, repayment of related party term loan of $14,724, dividends paid to Jackson of $420, redemption of Series E preferred stock of $4,908 and third party financing costs of $1,646.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to the Annual Report on Form 10-K filed with the SEC on June 24, 2022 for the fiscal year ended January 1, 2022. There have been no changes to our critical policies during the three months ended April 2, 2022.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this ASU in this fiscal year. This standard did not have an impact on our financial statements.

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

Management believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Exhibit No.	Description
2.1(1)	Stock Purchase Agreement, dated April 18, 2022, by and between Staffing 360 Solutions, Inc. Headway Workforce Solutions, Inc. and Chapel Hill Partners, LP as the Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).
2.2(1)	Amendment to the Stock Purchase Agreement, dated May 18, 2022, by and between Staffing 360 Solutions, Inc. Headway Workforce Solutions, Inc. and Chapel Hill Partners, LP as the Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022).
4.1	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.2	Form of Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.3	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
10.1	Limited Consent and Waiver to Second Amended and Restated Note Purchase Agreement, dated April 18, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).
10.2	Amendment No. 20 to the Credit and Security Agreement, dated April 18, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).
10.3	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
10.4	Form of Registration Rights Agreement (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

(1)

Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: July 14, 2022	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 14, 2022	By:	/s/ Khalid Anwar
Khalid Anwar Senior Vice President of Corporate Finance (Principal Financial Officer and Principal Accounting Officer)

