Form 10-Q
period 2022-07-02
Staffing 360 Solutions, Inc.
filed 2022-08-23
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

or

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

As of August 16, 2022, 2,433,199 shares of common stock, $0.00001 par value, were outstanding.

Form 10-Q Quarterly Report

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	As of	As of
	July 2, 2022	January 1, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,780	$4,558
Accounts receivable, net	33,224	20,718
Prepaid expenses and other current assets	3,052	988
Total Current Assets	38,056	26,264

Property and equipment, net	1,089	865
Goodwill	28,585	23,828
Intangible assets, net	17,652	13,649
Other assets	6,500	3,506
Right of use asset	9,281	5,578
Total Assets	$101,163	$73,690
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$22,097	$12,532
Accrued expenses - related party	125	216
Current portion of debt	9,425	9,223
Accounts receivable financing	20,052	15,199
Leases - current liabilities	949	1,006
Earnout liabilities	8,344	4,054
Other current liabilities	3,860	2,503
Total Current Liabilities	64,852	44,733

Long-term debt	-	279
Redeemable Series H preferred stock, net	8,306	—
Leases - non current	8,934	4,568
Other long-term liabilities	769	785
Total Liabilities	82,861	50,365

Commitments and contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series J Preferred Stock, 40,000 designated, $0.00001 par value, 0 and 0 shares issued and outstanding as of July 2, 2022 and January 1, 2022, respectively	—	—
Common stock, $0.00001 par value, 200,000,000 shares authorized; 1,762,158 and 1,758,835 shares issued and outstanding, as of July 2, 2022 and January 1, 2022, respectively	1	1
Additional paid in capital	107,266	107,183
Accumulated other comprehensive (loss) income	(356)	162
Accumulated deficit	(88,609)	(84,021)
Total Stockholders’ Equity	18,302	23,325
Total Liabilities and Stockholders’ Equity	$101,163	$73,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2022	JULY 3, 2021	JULY 2, 2022	JULY 3, 2021
Revenue	$59,053	$50,530	$108,946	$99,481

Cost of Revenue, excluding depreciation and amortization stated below	48,534	41,511	89,914	82,447

Gross Profit	10,519	9,019	19,032	17,034

Operating Expenses:
Selling, general and administrative expenses	10,464	9,419	19,373	17,348
Depreciation and amortization	698	703	1,353	1,434
Total Operating Expenses	11,162	10,122	20,726	18,782

Loss From Operations	(643)	(1,103)	(1,694)	(1,748)

Other (Expenses) Income:
Interest expense and amortization of debt discount and deferred financing costs	(1,137)	(1,185)	(1,903)	(2,426)
Re-measurement (loss) gain on intercompany note	(566)	(32)	(1,009)	96
PPP forgiveness gain	—	10,105	—	10,105
Other income (loss), net	79	(4)	21	103
Total Other (Expenses) Income, net	(1,624)	8,884	(2,891)	7,878

(Loss) Income Before Benefit from Income Tax	(2,267)	7,781	(4,585)	6,130

Benefit (Provision) from Income taxes	3	67	(3)	30

Net (Loss) Income	(2,264)	7,848	(4,588)	6,160

Dividends - Series E Preferred Stock - related party	—	74	—	319
Dividends - Series E-1 Preferred Stock - related party	—	48	—	192
Dividends - Series G Preferred Stock - related party	—	123	—	123
Dividends - Series G-1 Preferred Stock - related party	—	78	—	78
Dividends - Series J Preferred Stock	—	—	—	—
Deemed Dividend	—	1,409	—	1,798
Earnings allocated to participating securities	—	1,261	—	236

Net (Loss) Income Attributable to Common Stockholders	$(2,264)	$4,855	$(4,588)	$3,414

Net (Loss) Income Attributable to Common Stockholders - Basic	$(1.29)	$7.54	$(2.61)	$6.05

Weighted Average Shares Outstanding – Basic	$1,759,252	644,092	1,759,298	564,404

Earnings allocated to participating securities– Diluted (Footnote 3)	$(2,264)	$5,178	$(4,588)	$4,126

Earnings (Loss) per Share Attributed to Common Stockholders - Diluted	$(1.29)	$6.66	$(2.61)	$5.80

Weighted Average Shares Outstanding – Diluted	1,759,252	777,449	1,759,298	710,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(All amounts in thousands)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2022	JULY 3, 2021	JULY 2, 2022	JULY 3, 2021
Net (Loss) Income	$(2,264)	$7,848	$(4,588)	$6,160

Other Comprehensive (Loss) Income
Foreign exchange translation adjustment	(318)	58	(518)	50
Comprehensive (Loss) Income Attributable to the Company	$(2,582)	$7,906	$(5,106)	$6,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series E-1		Series G-1		Series A		Series E		Series F		Common Stock		capital	income (loss)	Deficit	Deficit
Balance January 2, 2021	1,363	$—	—	$—	1,039,380	$—	11,080	$11	—	$—	280,338	$1	$73,844	$223	$(92,179)	$(18,100)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	—	—	7,760	—	335	—	—	335
Series A Preferred Conversion	—	—	—	—	(1,039,380)	—	—	—	—	—	451	—	—	—	—	—
Sales of common stock, net	—	—	—	—	—	—	—	—	—	—	364,255	—	17,847	—	—	17,847
Sales of Series F Preferred Stock, net	—	—	—	—	—	—	—	—	4,698	—	—	—	4,140	—	—	4,140
Redemption of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(4,908)	(5)	—	—	—	—	(4,903)	—	—	(4,908)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(319)	—	—	(319)
Dividends - Series E-1 Preferred Stock - Related Party	130	—	—	—	—	—	—	—	—	—	—	—	(192)	—	—	(192)
Dividends - Series G Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(123)	—	—	(123)
Dividends - Series G-1 Preferred Stock - Related Party	—	—	50	—	—	—	—	—	—	—	—	—	(78)	—	—	(78)
Conversion of Series E Preferred Stock - Related Party to Series G Preferred Stock - Related Party	(1,493)	—	1,493	—	—	—	—	—	—	—	—	—	—	—	—	—
Redeemable portion of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(6,172)	(6)	—	—	—	—	(4,086)	—	—	(4,092)
Fair Value Modification - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	389	—	—	389
Series F Preferred Stock - Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	—	—	1,409	—	—	1,409
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	(1,798)	—	—	(1,798)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,160	6,160
Balance July 3, 2021	—	$—	1,543	$—	—	$—	—	$—	4,698	$—	652,804	$1	$86,465	$273	$(86,019)	$720

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series E-1		Series G-1		Series A		Series E		Series F		Common Stock		capital	income (loss)	Deficit	Deficit
Balance April 4, 2021	1,466	$—	—	$—	—	$—	—	$—	—	$—	652,804	$1	$82,532	$215	$(93,867)	$(11,119)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	—	—	—	—	116	—	—	116
Sales of Series F Preferred Stock, net	—	—	—	—	—	—	—	—	4,698	—	—	—	4,140	—	—	4,140
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(74)	—	—	(74)
Dividends - Series E-1 Preferred Stock - Related Party	27	—	—	—	—	—	—	—	—	—	—	—	(48)	—	—	(48)
Dividends - Series G Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—		(123)			(123)
Dividends - Series G-1 Preferred Stock - Related Party	—	—	50	—	—	—	—	—	—	—	—		(78)			(78)
Conversion of Series E Preferred Stock - Related Party to Series G preferred Stock - Related Party	(1,493)	—	1,493	—	—	—	—	—	—	—	—	—	—	—	—	—
Series F Preferred Stock - Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	—	—	1,409	—	—	1,409
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	(1,409)	—	—	(1,409)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,848	7,848
Balance July 3, 2021	—	$—	1,543	$—	—	$—	—	$—	4,698	$—	652,804	$1	$86,465	$273	$(86,019)	$720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total (Deficit)
	Series J		Common Stock		capital	income	Deficit	Equity
Balance, April 3, 2022	—	$—	1,760,158	$1	$107,225	$(38)	$(86,345)	$20,843
Shares issued to/for:
Employees, directors and consultants	—	—	2,000	—	41	—	—	41
Series J Preferred Stock dividend issued	17,618.3	—	—	—	—	—	—	—
Series J Preferred Stock redemption	(17,618.3)	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	(318)	—	(318)
Net income	—	—	—	—	—	—	(2,264)	(2,264)
Balance, July 2, 2022	—	$—	1,762,158	$1	$107,266	$(356)	$(88,609)	$18,302

	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total (Deficit)
	Series J		Common Stock		capital	income	Deficit	Equity
Balance, January 1, 2022	—	$—	1,759,158	$1	$107,183	$162	$(84,021)	$23,325
Shares issued to/for:
Employees, directors and consultants	—	—	3,000	—	83	—	—	83
Series J Preferred Stock dividend issued	17,618.3	—	—	—	—	—	—	—
Series J Preferred Stock redemption	(17,618.3)	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	(518)	—	(518)
Net income	—	—	—	—	—	—	(4,588)	(4,588)
Balance, July 2, 2022	—	$—	1,762,158	$1	$107,266	$(356)	$(88,609)	$18,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	SIX MONTHS ENDED
	JULY 2, 2022	JULY 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,588)	$6,160
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,352	1,434
Amortization of debt discount and deferred financing costs	282	173
Bad debt expense	(15)	239
Right of use assets depreciation	884	591
Stock based compensation	83	335
Forgiveness of PPP loan and related interest	—	(10,105)
Re-measurement (loss) gain on intercompany note	1,009	(96)
Changes in operating assets and liabilities:
Accounts receivable	(7,818)	(2,970)
Prepaid expenses and other current assets	(1,657)	(42)
Other assets	(2,770)	(610)
Accounts payable and accrued expenses	4,661	1,270
Interest payable - related party	—	536
Other current liabilities	583	(15)
Other long-term liabilities and other	3,195	(133)
NET CASH USED IN OPERATING ACTIVITIES	(4,799)	(3,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(313)	(10)
Acquisition of business, net of cash acquired	1,395	—
Collection of UK factoring facility deferred purchase price	3,705	3,382
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,787	3,372

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	—	(2,136)
Repayment of term loan - Related party	—	(17,935)
Proceeds from term loan - Related party	—	130
Repayment of term loan	(244)	(634)
Proceeds from term loan	67	—
Repayments on accounts receivable financing, net	(2,351)	(5,860)
Dividends paid	—	(591)
Redemption of Series E preferred stock, related party	—	(4,908)
Proceeds from sale of common stock	—	19,670
Payments made on earnouts	(160)	—
Payments made on Redeemable Series H Preferred stock	(14)	—
Proceeds from sale of Series F preferred stock	—	4,698
NET CASH USED IN FINANCING ACTIVITIES	(2,702)	(7,566)

NET DECREASE IN CASH	(2,714)	(7,427)

Effect of exchange rates on cash	(64)	19

Cash - Beginning of period	4,558	10,336

Cash - End of period	$1,780	$2,928

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

Headway Acquisition

On April 18, 2022, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Headway Workforce Solutions (“Headway”), and Chapel Hill Partners, LP, as the representatives of all the stockholders (collectively, the “Sellers”) of Headway (the “Sellers’ Representative”), pursuant to which, among other things, we agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Convertible Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement (the “Headway Acquisition”). On May 18, 2022, the Headway Acquisition closed. The purchase price in connection with the Headway Acquisition was approximately $9,000. Pursuant to the Stock Purchase Agreement and in connection with the closing of the Headway Acquisition, on May 17, 2022, we filed a certificate of designation with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series H Convertible Preferred Stock, par value $0.00001 per share.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars. All amounts are in thousands, except share and par values, unless otherwise indicated.

The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

The Company effected a one-for-ten reverse stock split on June 24, 2022 (the “Reverse Stock Split”). All share and per share information in this quarterly report have been retroactively adjusted to reflect the Reverse Stock Split.

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the six months ended July 2, 2022, the Company has an accumulated deficit of $88,609 and a working capital deficit of $26,798. At July 2, 2022, we had total gross debt (includes Redeemable Series H preferred stock) of $18,514 and $1,780 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments. Subsequent to the six months ended July 2, 2022, we have continued to fund our operations and make required capital payments utilizing our available cash and, as of the date of this filing, we have approximately $2,007 in available cash.

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

The entire outstanding principal balance of the 2020 Jackson Note shall be due and payable on September 30, 2022 (see Note 6). The debt represented by the 2020 Jackson Note continues to be subject to a second lien secured by substantially all of the Company’s domestic subsidiaries’ assets as well as a first lien secured by the UK subsidiaries shares owned by the Company pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017. The Company also has a $25,000 revolving loan facility with MidCap Funding X Trust (“Midcap”). The MidCap facility has a maturity date of September 1, 2022 and although we believe we will be able to either renew this agreement or find an alternative lender, this has yet to be completed.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the six months ended July 2, 2022 and July 3, 2021 include the valuation of intangible assets, including goodwill, liabilities associated with testing long-lived assets for impairment, contingent considerations, fair value of financial instruments and valuation reserves against deferred tax assets.

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

In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. During the year ended January 2, 2021 the Company changed its annual measurement date from the first day of the fiscal fourth quarter to the last day of the fiscal year end. A reporting unit is either the equivalent of, or one level below, an operating segment. The Company early adopted the provisions in ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, the Company’s goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired.

The carrying value of each reporting unit is based on the assignment of the appropriate assets and liabilities to each reporting unit. Assets and liabilities were assigned to each reporting unit if the assets or liabilities are employed in the operations of the reporting unit and the asset and liability is considered in the determination of the reporting unit fair value.

The Company recognized an impairment with respect to its Staffing UK reporting unit of $3,104 during the quarter ended January 1, 2022. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

No impairments to goodwill were recognized during the six months ended July 2, 2022. In assessing potential impairment to goodwill, management has made assumptions regarding partial recovery from the COVID-19 pandemic. If the assumptions utilized by management are not achieved and declines to operations are greater than anticipated, while failing to achieve growth in future periods as a result of the prolonged impact of COVID-19 pandemic, an impairment to goodwill could be recorded and such amount could be material to the financial statements. A reduction in the projected long-term operating performance of the reporting units, market declines, changes in discount rates or other conditions could result in a material impairment in the future.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue for the six months ended July 2, 2022 was comprised of $105,965 of temporary contractor revenue and $2,981 permanent placement revenue, compared with $97,106 of temporary contractor revenue and $2,375 permanent placement revenue for the six months ended July 3, 2021. Refer to Note 11 for further details on breakdown by segments.

Income Taxes

The Company’s provision for income taxes is based on the discrete method for the quarter applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared with those forecasted at the beginning of the fiscal year and each interim period thereafter.

The effective income tax rate was 0.14%, (0.06)%, 0.86% and 0.49% for the three and six months ending July 2, 2022 and July 3, 2021, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit. The Company may have experienced an IRC Section 382 limitation during 2021, for which it is in process of conducting an analysis to determine the tax consequences of such a limitation.

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement (loss) gain of $(566), $(1,009), $(32) and $96 for the three and six months ended July 2, 2022 and July 3, 2021, respectively, associated with its U.S dollar denominated intercompany note.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding. The Company’s Series F convertible preferred stock, which was convertible into shares of the Company’s common stock at any time and from time to time from and after the issue date, and the Company’s Series F warrants, were classified as participating securities in accordance with ASC 260. Net income allocated to the holders of Series F convertible preferred stock and Series F warrants was calculated based on the shareholders’ proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings per common share, basic earnings per common share was further adjusted to include the effect of potential dilutive common shares outstanding, including unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and Series G and G-1 Preferred Stock using the if-converted method. Stock options and warrants that were out-of-the-money were not included in the denominator for the calculation diluted EPS. Under the two-class method of calculating diluted earnings per share, net income is reallocated to common stock, the Series F Preferred stock, the Series F warrants, and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed. In the computation of diluted earnings per share, the if-converted method for the Series F Preferred Stock resulted in a more dilutive earnings per share than the two-class method. As such, the if-converted method was utilized for the calculation of diluted EPS.

On June 24, 2022, the Company effected a one-for-ten reverse stock split. As required in accordance with GAAP, all share and earnings per share information in this quarterly report, including those noted below have been retroactively adjusted to reflect the reverse stock split.

The following table sets forth the components used in the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net (Loss) Income	$(2,264)	$7,848	$(4,588)	$6,160
Less: Dividends paid to Series A preferred shareholders	—	—	—	—
Less: Dividends paid to Series E, E-1, G, G-1, and J preferred shareholders	—	(323)	—	(712)
Less: Deemed dividend	—	(1,409)	—	(1,798)
Less: Net income allocated to participating equity	—	(1,261)	—	(236)
Net (loss) income available to common shareholders for basic earnings per share	(2,264)	4,855	(4,588)	3,414
Effect of dilutive securities:
Add: Dividends paid to Series E, E-1, G, G-1, and J preferred shareholders		323		712
Net income available to common and preferred shareholders for diluted earnings per share		$5,178		$4,126

Denominator:
Weighted average basic common shares outstanding	1,759,252	644,092	1,759,298	564,404
Weighted average additional common shares outstanding if preferred shares converted to common shares (if dilutive)	—	129,839	—	142,953
Total weighted average common shares outstanding if preferred shares converted to common shares	1,759,252	773,931	1,759,298	707,357
Effect of dilutive securities:
Restricted shares		3,520		3,520
Weighted average diluted shares outstanding		777,451		710,877

(Loss) Income per common share:
Basic	$(1.29)	$7.54	$(2.61)	$6.05
Diluted	$(1.29)	$6.66	$(2.61)	$5.80

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including covenants to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect its intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of its organizational documents. The Company was not in compliance with its July 2, 2022 covenants and received a waiver from Midcap.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The balance of the Midcap facility as of July 2, 2022 and January 1, 2022 was $12,392 and $13,405, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

White Oak Commercial Finance, LLC

As a result of the Headway Acquisition, the Company’s wholly owned Headway subsidiary, has a line of credit with White Oak Commercial Finance, LLC (“White Oak”), that provided working capital and supports general corporate needs of Headway (the “White Oak Agreement”). Under the terms of the White Oak Agreement, the line of credit matures in June 2024. White Oak may terminate the Agreement at any time upon providing 30-days written notice. The Agreement is secured by all the assets of Headway and is personally guaranteed up to $1,000 by a former member of management of Headway.

Under the terms of the White Oak Agreement, the maximum borrowing capacity is $10,000,000. The borrowing base is defined as the sum of the following: (a) 95% of the eligible ordinary receivables, as defined, and (b) the lessor of (i) $3,000,000 or (ii) 95% of the Company’s outstanding eligible unbilled receivables, as defined, less the sum of the following: (c) 100% of the undrawn amount of all letters of credit outstanding, (d) the special availability reserve, (e) the quarterly tax reserve and (f) the amount all other availability reserves in effect as such time. The line of credit bears interest at LIBOR plus 5.00% with a floor of 7.00% (7.00% at December 31, 2021) on all outstanding balances and 0.25% for any unused portion of the line of credit. At July 2, 2022, borrowings of $7,568, were outstanding under the credit facility.

From time to time, White Oak may cause letters of credit to be opened to be issued for Headway’s benefit. The aggregate face amount of all letters of credit outstanding will become the letter of credit reserve, which reduces the borrowing base under the Agreement. Under the terms of the agreement the letter of credit sub-line may not exceed $2,000,000. The Company is required to pay interest monthly on the face amount of all letters of credit at a rate of LIBOR plus 6.25%. At July 2, 2022, there were $0 of standby letters of credit that had been issued.

The White Oak Agreement operates similar to a factoring arrangement whereby Headway’s receivables are bought by White Oak. However, receivables purchased by White Oak are required to be repurchased by Headway in the event the Company’s customer disputes the invoice amount or if the receivable remains unpaid past a certain number of days from the invoice date. Due to the recourse provisions in the arrangement, Headway accounts for transactions under the credit facility as secured borrowings.

As of August 2, 2022, the loan agreement with White Oak expired and the Company is in default, As a result, the entire outstanding principal amount together with accrued and unpaid obligations are due.

HSBC Invoice Finance (UK) Ltd – New Facility

On February 8, 2018, CBSbutler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500.) The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%.

On June 28, 2018, CML, the Company’s new subsidiary entered into a new agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBSbutler, Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. In 2021, the subsidiaries were reorganized and are now Staffing 360 Solutions Limited and Clement May. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days. In July 2019, the aggregate Facility Limit was extended to £22,500 across all Borrowers. In January 2022, the secured borrowing line against unbilled receivables was terminated.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. For the six months ended July 2, 2022 and July 3, 2021, the collection of UK factoring facility deferred purchase price totaled $3,705 and $3,382, respectively.

NOTE 5 – GOODWILL

The following table provides a roll forward of goodwill:

	July 2, 2022	January 1, 2022
Beginning balance, gross	$23,828	$31,591
Acquisition	5,974	—
Accumulated disposition	—	(1,577)
Accumulated impairment losses	—	(6,073)
Currency translation adjustment	(1,217)	(113)
Ending balance, net	$28,585	$23,828

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. During the fourth quarter of 2021 the Company identified a triggering event in response the COVID-19 pandemic. In accordance with ASC 350 the Company tested its goodwill for impairment and the Company recognized an impairment with respect to its Staffing UK reporting unit of $3,104. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit. On May 18, 2022, the Company closed on the acquisition of Headway (see Note 10). The Company’s estimated value of the Goodwill is $5,974. The estimated value is preliminary and subject to change.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 6 – DEBT

	July 2, 2022	January 1, 2022
Jackson Investment Group - related party	$9,016	$8,949
Redeemable Series H Preferred Stock	9,000	—
HSBC Term Loan	498	809
Total Debt, Gross	18,514	9,758
Less: Debt Discount and Deferred Financing Costs, Net	(783)	(256)
Total Debt, Net	17,731	9,502
Less: Non-Current Portion:
Long-term debt	—	(279)
Redeemable Series H Preferred Stock, net	(8,306)	—
Total Current Debt, Net	$9,425	$9,223

Jackson Debt

On September 15, 2017, the Company entered into a $40,000 note agreement with Jackson (the “2017 Jackson Note”). The proceeds of the sale of the 2017 Jackson Note were used to repay the existing subordinated notes previously issued to Jackson pursuant to the existing note purchase agreement in the aggregate principal amount of $11,165 and to fund a portion of the purchase price consideration of the firstPRO Acquisition and the CBSbutler Acquisition and repay certain other outstanding indebtedness of the Company. The maturity date for the amounts due under the 2017 Jackson Note was September 15, 2020. The 2017 Jackson Note will accrue interest at 12% per annum, due quarterly on January 1, April 1, July 1 and October 1 in each year, with the first such payment due on January 1, 2018. Interest on any overdue payment of principal or interest due under the 2017 Jackson Note will accrue at a rate per annum that is 5% in excess of the rate of interest otherwise payable thereunder.

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

The Amended Note Purchase Agreement includes certain customary financial covenants, including a leverage ratio covenant and a minimum adjusted EBITDA covenant. Delivery of financial covenants commenced with the fiscal month ending March 2021. The Company was not in compliance with its July 2, 2022 covenants and received a waiver from Jackson.

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

The Company accounted for the Amendment as a modification to the Series E Convertible Preferred Stock and Series E-1 Convertible Preferred Stock. The change in fair value as a result of the modification amounted to $410 and was recognized as a deemed dividend as of the fiscal year ended January 2, 2021. Further, the Company recognized a beneficial conversion feature (BCF) of $4,280 as a result of the decrease in the conversion price to $60.00 in comparison to the Company’s stock price on the date of the Amendment. The BCF was recognized as a deemed dividend. As the Company lacked retained earnings at the time of determination, the deemed dividend was recorded as a reduction in additional paid-in capital resulting in a net impact to additional paid-in capital of $0.

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

Jackson Waivers

On February 5, 2021, the Company entered into a Limited Consent and Waiver with Jackson whereby, among other things, Jackson agreed that we may use 75% of the proceeds from the offering to redeem a portion of the 2020 Jackson Note, and 25% of the net proceeds from the offering to redeem a portion of the Base Series E Preferred Stock notwithstanding certain provisions of the certificate of designation for the Base Series E Preferred Stock that would have required the Company to use all the proceeds from the offering to redeem the Base Series E Preferred Stock. In addition, the Company also agreed in the Limited Consent and Waiver to additional limits on its ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap. The Company also agreed that to the extent that any of our PPP Loans are forgiven after the offering, Jackson may convert the Base Series E Preferred Stock and Series E-1 Preferred Stock that remains outstanding into a secured note that is substantially similar to the 2020 Jackson Note. The Company was not in compliance with its July 2, 2022 covenants and received a limited waiver from Jackson.

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

As of July 2, 2022, there were no shares of Series G or Series G-1 Convertible Preferred Stock outstanding.

HSBC Loan

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000. As of July 2, 2022, the balance for the HSBC loan is $498.

Redeemable Series H Preferred Stock

On May 18, 2022, the Company entered into a stock purchase agreement with Headway. Consideration for the Purchase of 100% of Headway was the issuance of an aggregate of 9,000,000 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”). Each share of Series H Preferred Stock shall have a par value of $0.00001 per share and a stated value equal to $1.00 and is convertible at any time into an aggregate of 350,000 shares of common stock. This is determined by dividing the stated value of such share of Preferred Stock by the conversion Price. The conversion price equals $2.5714. Holders of Series H Preferred Stock are entitled to quarterly cash dividends at a per annum rate of 12%. The shares of the Series H Preferred Stock may be redeemed by the Company through a cash payment at a per share equal to the stated value, plus all accrued but unpaid dividends, at any time. Upon the 3rd anniversary the Company shall redeem all of the shares of the Series H Preferred Stock. The redemption price represents the number of shares of the Preferred Stock (9,000,000), plus all accrued but unpaid dividends, multiplied by the Stated Value ($1). On May 18, 2022, the Company paid $14 towards the Series H Preferred Stock balance. As of July 2, 2022 the redemption price was $9,000.

In accordance with ASC 480-10-15-3, the agreement includes certain rights and options including: redemption, dividend, voting, and conversion which have characteristics akin to liability and equity. The Series H Preferred Stock is redeemable and has a defined maturity date upon the third anniversary of the original issue date. As such and based on the authoritative guidance, the Series H Preferred Stock meets the definition of a debt instrument. The Company obtained a third-party valuation report to calculate the fair value of Series H Preferred Stock. As of May 18, 2022, the fair value of the Redemption Price was calculated as $8,265 utilizing the CRR Binomial Lattice model. The difference in fair value was $735 is accounted as a deferred financing charge and will be amortized over the life of the term. The quarterly dividends will be reflected as interest expense.

NOTE 7 – LEASES

As of July 2, 2022 and January 1, 2022, as a result of the adoption of ASC 842, we recorded a right of use (“ROU”) lease asset of approximately $9,281 with a corresponding lease liability of approximately $9,883 and ROU of approximately $5,578 with a corresponding lease liability of approximately $5,574, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

In September 2021, the Company entered into a new lease agreement for an office lease in New York for a term of 8 years. This resulted in increases to right of use assets and lease liabilities of $2,761. On May 18, 2022, the Company acquired Headway and assumed an office lease in North Carolina for a remaining term of six years and eight months. This resulted in increases to right of use assets of $1,635 and lease liabilities of $1,829. In April 2022, the Company entered into a new lease agreement for an office lease in London, England for a term of 10 years. This resulted in increases to right of use assets and lease liabilities of $2,048. In May 2022, the Company entered into a new lease agreement for an office lease in Redhill, England for a term of 10 years. This resulted in increases to right of use assets and lease liabilities of $1,555.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Quantitative information regarding the Company’s leases for period ended July 2, 2022 is as follows:

Lease Cost	Classification	July 2, 2022
Operating lease cost	SG&A Expenses	832

Other information
Weighted average remaining lease term (years)	6.06
Weighted average discount rate	6.27%

Future Lease Payments
2022	$690
2023	1,685
2024	1,627
2025	1,575
2026	2,394
Thereafter	4,978
$12,949
Less: Imputed Interest	3,066
$9,883

Leases - Current	$949
Leases - Non current	$8,934

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the Right of Use Asset and associated lease liability that was appropriately stated in all material respects.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company issued the following shares of common stock during the six months ended July 2, 2022:

	Number of Common	Fair Value	Fair Value at Issuance
	Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Board and committee members	2,000	19	9.70	9.70
Consultant	1,000	7	7.40	7.40
	3,000	$26

The Company issued the following shares of common stock during the six months ended July 3, 2021:

	Number of Common	Fair Value	Fair Value at Issuance
	Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raises	364,255	$19,670	$54.00	$54.00
Conversion of Series A Preferred Stock	451	—	—	—
Employees	5,084	275	54.00	54.00
Long Term Incentive Plan	2,582	133	51.60	51.60
Board and committee members	94	5	51.60	51.60
	372,466	$20,083

Reverse Stock Split

The Company effected the Reverse Stock Split on June 24, 2022. All share and per share information in this quarterly report have been retroactively adjusted to reflect the Reverse Stock Split.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Series A Preferred Stock – Related Party

As of July 2, 2022 and July 3, 2021, the Company had $125 and $125 of dividends payable to the Series A Preferred Stockholder, respectively.

Series J Preferred Stock

On May 3, 2022, the Company’s Board of Directors (the “Board”) declared a dividend of one one-thousandth of a share of Series J Preferred Stock, par value $0.00001 per share (“Series J Preferred Stock”) for each outstanding share of common stock to stockholders of record as of 5:00 p.m. Eastern Time on May 13, 2022. The outstanding shares of Series J Preferred Stock were entitled to vote together with the outstanding shares of the Company’s common stock, as a single class, exclusively with respect to a proposal giving the Board the authority, as it determines appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders (the “Reverse Stock Split Proposal”), as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split Proposal (the “Adjournment Proposal”).

The Company held a special meeting of stockholders on June 23, 2022 (the “Special Meeting”) for the purpose of voting on a Reverse Stock Split Proposal and an Adjournment Proposal. Each share of Series J Preferred Stock entitled the holder thereof to 1,000,000 votes per share and each fraction of a share of Series J Preferred Stock had a ratable number of votes. Thus, each one-thousandth of a share of Series J Preferred Stock entitled the holder thereof to 1,000 votes. All shares of Series J Preferred Stock that were not present in person or by proxy at the Special Meeting as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) were automatically redeemed by the Company at the Initial Redemption Time before the vote without further action on the part of the Company or the holder of shares of Series J Preferred Stock (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption”). As a result, no shares of Series J Preferred Stock remain outstanding.

Under the Certificate of Designations, each holder of Series J Preferred Stock was entitled to consideration in connection with the applicable redemption of $0.0001 in cash for each ten whole shares of Series J Preferred Stock beneficially owned at the applicable redemption time. The Company issued 17,618.3 shares of Series J Preferred Stock. Accordingly, the aggregate consideration due to the holders of Series J Preferred Stock in connection with the redemptions is $0.1761 (minus amounts disregarded due to rounding each beneficial owner’s holdings of Series J Preferred Stock down to the nearest integer multiple of ten for purposes of calculating the applicable redemption price).

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of Fiscal 2021, the Company has issued a total of 1,000 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $22, $44, $109 and $318, for the three and six month periods ended July 2, 2022 and July 3, 2021, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

		Weighted
	Restricted	Average
	Shares	Price Per Share
Balance at January 2, 2021	1,030	$75.00
Granted	19,115	29.20
Vested/adjustments	(14,198)	29.00
Balance at January 1, 2022	5,947	$50.00
Granted	2,000	8.55
Vested/adjustments	(259)	101.60
Balance at July 2, 2022	7,688	36.64

Warrants

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 2, 2021	26,285	$59.40
Issued	995,452	25.97
Exercised	(49,242)	0.0001
Expired or cancelled	—	—
Outstanding at January 1, 2022	972,495	$26.88
Issued	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at July 2, 2022	972,495	26.88

The following table summarizes warrants outstanding as of July 2, 2022:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$18.50 - $3,750	972,495	4.23	$26.88

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Stock Options

A summary of option activity during the six months ended July 2, 2022 is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 2, 2021	1,302	$1,665.60
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at January 1, 2022	1,302	$1,665.60
Granted	50,000	7.80
Exercised	—	—
Expired or cancelled	—	—
Outstanding at July 2, 2022	51,302	$50.06

The Company recorded share-based payment expense of $16, $38, $7 and $13 for the three and six month periods ended July 2, 2022 and July 3, 2021, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Headway Earn-out Liability

Pursuant to the acquisition of Headway that closed on May 18, 2022, the purchase price includes an earnout payment totaling up to $4,450 of earn out provision. Upon the attainment of certain trailing twelve month (“TTM”) EBITDA achievements the Company will pay to the Headway seller a contingent payment in accordance with the following:

Adjusted EBITDA of $0 or less than $0= no Contingent Payment

Adjusted EBITDA of $500 x 2.5 multiple= $1,250 Contingent Payment

Adjusted EBITDA of $1,000 x 2.5 multiple= $2,500 Contingent Payment

Adjusted EBITDA of $1,800 x 2.5 multiple= $4,500 Contingent Payment

Adjusted EBITDA of $2,000 or more x 2.5 multiple= $5,000 Contingent Payment

The Company performed an analysis over the contingent payment and prepared a forecast to determine the likelihood of the Adjusted EBITDA payout. The adjusted EBITDA TTM forecast, as of April 2023, is above the $2,000 threshold amount, such that the $5,000 was recorded as consideration. The estimated value calculated in the forecast is preliminary and subject to change. A payment of $160 was made on May 18, 2022, the date of the Headway closing. In addition, $550 related to a retention bonus of certain Headway employees was recorded as other current liabilities.The balance at July 2, 2022 is $4,290.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of Key Resources, Inc. (“KRI”), Pamela D. Whitaker (“Whitaker” or “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe Staffing Services LLC (“Monroe”) and the Company (collectively, the “Defendants”) arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI, to Monroe in August 2018. Whitaker sought $4,054 in alleged damages. At July 2, 2022, the $4,054 is included with the Headway earnout as part of Earnout liabilities.

Defendants removed the action to the Middle District of North Carolina on January 7, 2020, and Plaintiff moved to remand on February 4, 2020. Briefing on the motion to remand concluded on February 24, 2020. Separately, Defendants moved to dismiss the action on January 14, 2020 based on Plaintiff’s failure to state a claim, improper venue, and lack of personal jurisdiction as to defendant Staffing 360 Solutions, Inc. Alternatively, Defendants sought a transfer of the action to the Southern District of New York, based on the plain language of the Share Purchase Agreement’s forum selection clause. Briefing on Defendants’ motion to dismiss concluded on February 18, 2020. On February 28, 2020, Plaintiff moved for leave to file an amended complaint. Defendants filed their opposition to the motion for leave on March 19, 2020. Plaintiff thereafter filed a reply.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and filed their opening brief on April 21, 2021. Plaintiff filed her response brief on May 21, 2021, and Defendants replied on June 11, 2021. Oral argument was held on March 9, 2022. On July 22, 2022, the Fourth Circuit issued a decision to vacate the District Court’s decision and ordered the North Carolina District Court to transfer the North Carolina Action to the Southern District of New York for adjudication there in accordance with the Share Purchase Agreement’s forum selection clause.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part. The Court rejected Whitaker’s procedural arguments but granted the motion on substantive grounds. However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020. Monroe and the Company filed a letter of motion for leave to amend and a proposed Amended Complaint on December 1, 2020. On January 5, 2021, Whitaker filed an opposition to the letter motion. On January 25, 2021, Monroe and the Company filed a reply in further support of the letter motion. On March 9, 2021, the Court granted Monroe and the Company’s motion for leave to amend, in part, and denied the motion, in part. The Court rejected Monroe and the Company’s claim for fraudulent inducement but granted the motion for leave to amend their breach of contract claim. Monroe and the Company filed their amended complaint on March 12, 2021. On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. On May 14, 2021, Monroe and the Company filed an opposition to the motion to dismiss. On June 21, 2021, Whitaker filed a reply in further support of the motion. The Court referred the case to Magistrate Judge Moses, who held oral argument on the motion on November 9, 2021. On March 8, 2022, Magistrate Judge Moses stayed the action pending a decision by the Fourth Circuit on the appeal filed by Monroe and the Company. On August 1, 2022, the parties to the New York Action wrote to the Magistrate overseeing the matter to request a conference to address, inter alia, the resumption of discovery in light of the Fourth Circuit’s Order issued on July 22, 2022. On August 3, 2022, Magistrate Judge Moses lifted the stay previously imposed in the matter and ordered the parties to appear at a teleconference held on August 16, 2022. At the teleconference, the parties agreed that the North Carolina Action would be dismissed following its transfer to the Southern District of New York without prejudice to Whitaker’s right to assert the same causes of action, based on substantially similar allegations, as counterclaims in the New York Action and that Whitaker would have until September 30 to do so. The Court Ordered the parties to submit a stipulation to this effect by August 23, 2022.

Monroe and the Company intend to pursue their claims vigorously.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

NOTE 10 – ACQUISITION

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

On April 18, 2022, the Company entered into a Stock Purchase Agreement with Headway Workforce Solutions, pursuant to which, among other things, the Company agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Convertible Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement. On May 18, 2022, the Headway Acquisition closed.

The purchase price in connection with the Headway Acquisition was $9,000, subject to adjustment as provided in the Stock Purchase Agreement. Pursuant to certain covenants in the Stock Purchase Agreement, the Company may be subject to a Contingent Payment of up to $4,450 based on the Adjusted EBITDA (such term as defined in the Stock Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Stock Purchase Agreement). The purpose of the acquisition was to expand the market share of the Company’s primary business by providing future economic benefit of expanding services. The Company anticipates that the acquisition will provide the Company the ability to integrate the business of Headway into the Company’s existing temporary professional staffing business in the US within the expected timeframe which would enable the Company to operate more effectively and efficiently and to create synergy hence lower costs of operations.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The fair values assigned in the preliminary allocation of purchase price included in the table below are based on information that was available as of the date of the acquisition and such amounts are considered preliminary and are based on the information that was available as of the date of the acquisition. We were not able to complete our final purchase price allocation based on the timing of the acquisition and our need to engage third party valuation specialists to assist with the valuation of the contingent consideration as well as requiring additional time to further analyze the initial amounts recorded. The Company is in the process of finalizing its allocation and this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain additional intangible assets, revisions of useful lives of intangible assets, establishment of potential acquisition contingencies, and the determination of any residual amount that will be allocated to goodwill. As additional information becomes available, the preliminary purchase price allocation may be revised during the remainder of the measurement period, which will not exceed 12 months from the acquisition date. Any such revisions or changes may be material.

The following table summarizes the preliminary allocation of the purchase price of the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$10,833
Fixed assets	150
Other non-current assets	3,070
Intangible assets	5,800
Goodwill	5,974
Current liabilities	(12,931)
Other non-current liabilities	(167)
Consideration	$12,729

In connection with the acquisition of Headway, the Company recorded $5,800 in intangible assets, based on its preliminary internal calculations.

The Company recorded a total of $449 in third party expenses associated with consummating the Headway acquisition, which are included in Selling, general and administrative expenses, excluding depreciation and amortization stated on the Consolidated Statement of Operations.

The following unaudited pro forma consolidated results of operation have been prepared, as if the acquisition of Headway had occurred as of January 3, 2022.

	Six Months Ended	Fiscal Year Ended
	July 2, 2022	January 1, 2022
Revenues	$144,240	$284,191
Net loss from continuing operations	(4,846)	18,117

NOTE 11 – SEGMENT INFORMATION

The Company generated revenue and gross profit by segment as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Commercial Staffing - US	$28,801	$28,518	$57,410	$58,639
Professional Staffing - US	15,207	3,908	19,536	7,679
Professional Staffing - UK	15,045	18,104	32,000	33,163
Total Revenue	$59,053	$50,530	$108,946	$99,481

Commercial Staffing - US	$5,444	$5,297	$10,163	$10,135
Professional Staffing - US	2,367	1,086	3,571	2,039
Professional Staffing - UK	2,708	2,636	5,298	4,860
Total Gross Profit	$10,519	$9,019	$19,032	$17,034

Selling, general and administrative expenses	$(10,464)	$(9,419)	$(19,373)	$(17,348)
Depreciation and amortization	(698)	(703)	(1,353)	(1,434)
Interest expense and amortization of debt discount and deferred financing costs	(1,137)	(1,185)	(1,903)	(2,426)
Re-measurement gain (loss) on intercompany note	(566)	(32)	(1,009)	96
PPP forgiveness gain	-	10,105	-	10,105
Other (loss) income, net	79	(4)	21	103
(Loss) Income Before Provision for Income Tax	$(2,267)	$7,781	$(4,585)	$6,130

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Three Months Ended July 2, 2022
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$116	$269	$1,032	$1,417
Temporary Revenue	28,685	14,938	14,013	57,636
Total	$28,801	$15,207	$15,045	$59,053

	Three Months Ended July 3, 2021
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$102	$267	$972	$1,341
Temporary Revenue	28,416	3,641	17,132	49,189
Total	$28,518	$3,908	$18,104	$50,530

	Six Months Ended July 2, 2022
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$229	$649	$2,103	$2,981
Temporary Revenue	57,181	18,887	29,897	105,965
Total	$57,410	$19,536	$32,000	$108,946

	Six Months Ended July 3, 2021
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$143	$524	$1,708	$2,375
Temporary Revenue	58,496	7,155	31,455	97,106
Total	$58,639	$7,679	$33,163	$99,481

As of July 2, 2022 and January 1, 2022, the Company has assets in the U.S. and the U.K. as follows:

	July 2, 2022	January 1, 2022
United States	$76,063	$49,652
United Kingdom	25,100	24,038
Total Assets	$101,163	$73,690

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares, the following are other related party transactions:

Board and Committee Members

	Six Months Ended July 2, 2022				Six Months Ended July 3, 2021
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$50	400	$4	$3	$38	234	$1	$3
Jeff Grout	50	400	4	3	38	234	1	3
Nick Florio	50	400	4	3	38	234	1	3
Vincent Cebula	50	400	4	1	—	—	—	—
Alicia Barker	—	400	4	3	—	234	1	3
	$200	2,000	$20	$13	$114	936	$4	$12

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash paid for:
Interest	$1,862	$2,323
Income taxes	—	278

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$3,456	$3,309
Redeemable Series H preferred stock, net	8,265	—
Debt discount	735
Earnout liability	5,000	—
Goodwill	5,974	—
Intangible assets	5,800	—
Dividends accrued to related parties	—	712
Deemed dividend	—	1,798
Conversion of Series E Preferred Stock – Related Party	—	6,172
Conversion of Series E-1 Preferred Stock – Related Party	—	1,493

NOTE 14 – SUBSEQUENT EVENTS

On July 1, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of a private placement of 657,858 shares of common stock or pre-funded warrants to purchase shares of common stock, and warrants (the “July 2022 Warrants”) to purchase up to 657,858 shares of common stock, with an exercise price of $5.85 per share. The July 2022 Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and one-half years from the date of issuance. The combined purchase price for one share of common stock (or pre-funded warrant) and one associated warrant to purchase one share of common stock was $6.10. The transaction closed on July 7, 2022.

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

We effected a one-for-ten reverse stock split on June 24, 2022 (the “Reverse Stock Split”). All share and per share information in these consolidated financial statements has been retroactively adjusted to reflect the Reverse Stock Split.

Recent Developments

COVID-19

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The COVID-19 pandemic is continuing to impact worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients. As a result, we are subject to the plans and approaches our clients have made to address the COVID-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees. To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience declines in our revenue or write-off of receivables from such clients. Therefore, the ongoing COVID-19 pandemic may continue to affect our operation and to disrupt the marketplace in which we operate and may negatively impact our sales in fiscal year 2022 and our overall liquidity.

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

Nasdaq Bid Price Requirement

On June 3, 2020, we received a letter from the Staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500 (the “Stockholders’ Equity Requirement”). A hearing before the Nasdaq Hearings Panel (the “Panel”) was held on January 21, 2021, and we were granted an extension to regain compliance until February 28, 2021, which was subsequently further extended to May 31, 2021. On June 28, 2021, we received a letter from the Staff notifying us that the Panel determined that we had regained compliance with the Stockholders’ Equity Requirement. The Panel also imposed a panel monitor (the “Panel Monitor”) under Nasdaq Listing Rule 5815(d)(4)(A) for a period of one year from the date of the June 28, 2021 letter, during which period we were expected to remain in compliance with all of Nasdaq’s continued listing requirements.

On February 23, 2022, we received a letter from the Listing Qualifications of Nasdaq notifying us that we were no longer in compliance with Nasdaq Listing Rule Listing Rule 5550(a)(2) (the “Bid Price Requirement”), for continued listing on Nasdaq. Pursuant to the Panel Decision, we were not eligible for the 180-day bid price compliance period set forth in the Listing Rules. On March 2, 2022, we timely requested a hearing before the Panel, which was held on March 31, 2022. On April 12, 2022, we received a letter from Nasdaq notifying us that the Panel determined to grant our request for continued listing on Nasdaq, subject to the following: (i) on or about May 2, 2022, we would advise the Panel of the status of the proxy statement it plans to file to obtain shareholder approval for a reverse stock split, (ii) on or about May 23, 2022, we would advise the Panel on the status of the shareholder meeting we plan to hold to obtain approval of the reverse stock split, (iii) on or about May 26, 2022, we would affect a reverse stock split and (iv) on or before about June 22, 2022, we would demonstrate compliance with the Bid Price Requirement by evidencing a closing bid price above $1.00 per share for the previous ten consecutive trading sessions. On each of April 19, 2022 and May 20, 2022, we received letters from the Staff notifying us that as we had not yet filed our Form 10-K for the period ended January 1, 2022 and our Form 10-Q for the period ended April 2, 2022, each such matter serving as an additional basis for delisting our securities from Nasdaq under Nasdaq Listing Rule 5810(c)(2)(A). On May 4, 2022 the Panel granted us an extension request until July 11, 2022 to demonstrate compliance with the Bid Price Requirement.

On June 23, 2022, we effected the Reverse Stock Split, on June 24, 2022, we filed our Annual Report on Form 10-K for the year ended January 1, 2022, and on July 14, 2022, we filed our Quarterly Report on Form 10-Q for the period ended April 2, 2022. On July 15, 2022, we received a letter from the Staff informing the Company that it had regained compliance with the Rule and the subsequent delinquency concerns as described above. The letter additionally informed us that we are in compliance with the terms of the Panel Monitor. We are now in compliance with the listing requirements required for continued listing on Nasdaq. Accordingly, the Panel determined to continue the listing of our securities on Nasdaq and the matter is now closed.

July 2022 Private Placement

On July 1, 2022, we entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of a private placement of 657,858 shares of common stock or pre-funded warrants to purchase shares of common stock, and warrants (the “July 2022 Warrants”) to purchase up to 657,858 shares of common stock, with an exercise price of $5.85 per share. The July 2022 Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and one-half years from the date of issuance. The combined purchase price for one share of common stock (or pre-funded warrant) and one associated warrant to purchase one share of common stock was $6.10.

In connection with the private placement, each investor entered into a warrant amendment agreement with us (collectively, the “Warrant Amendment Agreements”) to amend the exercise prices of certain existing warrants to purchase up to an aggregate of 657,858 shares of our common stock that were previously issued to the investors, with exercise prices ranging from $18.50 to $38.00 per share and expiration dates ranging from July 22, 2026 to November 1, 2026. The Warrant Amendment Agreements became effective upon the closing of the private placement and pursuant to the Warrant Amendment Agreements, the amended warrants have a reduced exercise price of $5.85 per share and expire five and one-half years following the closing of the private placement.

We intend to use the net proceeds received from the private placement for general working capital purposes.

Headway Acquisition

On April 18, 2022, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Headway Workforce Solutions (“Headway”), and Chapel Hill Partners, LP, as the representatives of all the stockholders (collectively, the “Sellers”) of Headway (the “Sellers’ Representative”), pursuant to which, among other things, we agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Convertible Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement (the “Headway Acquisition”). On May 18, 2022, the Headway Acquisition closed. The purchase price in connection with the Headway Acquisition was approximately $9,000. Pursuant to the Stock Purchase Agreement and in connection with the closing of the Headway Acquisition, on May 17, 2022, we filed a certificate of designation with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series H Convertible Preferred Stock, par value $0.00001 per share.

The purchase price in connection with the Headway Acquisition was $9,000, subject to adjustment as provided in the Stock Purchase Agreement. Pursuant to certain covenants in the Stock Purchase Agreement, we may be subject to a Contingent Payment of up to $5,000 based on the Adjusted EBITDA (such term as defined in the Stock Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Stock Purchase Agreement).

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

firstPRO Transaction

On September 24, 2020, we and Staffing 360 Georgia, LLC d/b/a firstPRO, our wholly-owned subsidiary (for purposes of this paragraph and the succeeding two paragraphs, the “Seller”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with firstPRO Recruitment, LLC (for purposes of this paragraph, the “Buyer”), pursuant to which the Seller sold to the Buyer substantially all of the Seller’s assets used in or related to the operation or conduct of its professional staffing and recruiting business in Georgia (the “Assets,” and such sale, the “firstPRO Transaction”). In addition, the Buyer agreed to assume certain liabilities related to the Assets. The purchase price in connection with the firstPRO Transaction was $3,300, of which (a) $1,220 was paid at closing (the “Initial Payment”) and (b) $2,080 was held in a separate escrow account (the “Escrow Funds”), which was released upon receipt of the forgiveness of the Seller’s PPP Loans by the SBA. In the event that all or any portion of the PPP Loan is not forgiven by the SBA, all or a portion of the certain funds being held in escrow will be used to repay any unforgiven portion of the PPP Loan in full. The firstPRO Transaction closed on September 24, 2020. As of July 2021, all PPP Loans had been forgiven in full by the SBA.

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

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Business Streams. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. Since November 2013, we have completed eleven acquisitions.

For the Six Months Ended July 2, 2022 and July 3, 2021

	Six Months Ended		Six Months Ended
	July 2, 2022	% of Revenue	July 3, 2021	% of Revenue	Growth
Revenue	$108,946	100%	$99,481	100%	9.5%
Cost of revenue	89,914	82.5%	82,447	82.9%	9.1%
Gross profit	19,032	17.5%	17,034	17.1%	11.7%
Operating expenses	20,726	19.0%	18,782	18.9%	10.4%
Loss from operations	(1,694)	-1.6%	(1,748)	-1.8%	-3.1%
Other (expenses) income	(2,891)	-2.7%	7,878	7.9%	136.7%
(Provision) Benefit for income taxes	(3)	0.0%	30	0.0%	-110.0%
Net (loss) income	$(4,588)	-4.2%	$6,160	6.2%	-174.5%

Revenue

For the six months ended July 2, 2022, revenue increased by 9.5% to $108,946 as compared with $99,481 for the six months ended July 3, 2021. Of that $9,465 increase, $11,252 was attributable to the Headway acquisition and $440 was attributable to organic revenue growth, partially offset by $2,227 of unfavorable foreign currency translation.

Revenue for the six months ended July 2, 2022 was comprised of $105,965 of temporary contractor revenue and $2,981 of permanent placement revenue, compared with $97,106 and $2,375 for the six months ended July 3, 2021, respectively.

Cost of revenue, Gross profit and Gross margin

Cost of revenue, excluding depreciation and amortization, includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the six months ended July 2, 2022, cost of revenue was $89,914, an increase of 9.1% from $82,447 in the six months ended July 3, 2021, compared with revenue growth of 9.5%. Of that $7,467 increase, $9,920 was attributable to the Headway acquisition offset by a $589 decline in associated costs of our operations and $1,864 of favorable foreign currency translation.

Gross profit for the six months ended July 2, 2022 was $19,032, an increase of 11.7% from $17,034 for the six months ended July 3, 2021, representing gross margin of 17.5% and 17.1% for each period, respectively. The $1,998 increase was driven by $1,332 from the Headway acquisition and $1,029 of organic growth and partially offset by $363 of unfavorable foreign currency translation.

Operating expenses

Total operating expenses for the six months ended July 2, 2022 were $20,726, an increase of 10.4% from $18,782 for the six months ended July 3, 2021. The increase of $1,944 was driven primarily by Headway operating expenses of $1,594 as well as higher non-recurring costs, legal costs, and other costs associated with acquisitions efforts.

Other expenses

Total other (expenses) income for the six months ended July 2, 2022 were $(2,891), a decrease of 136.7% from $7,878 in the six months ended July 3, 2021. The decrease was driven by the following: PPP forgiveness gain of $10,105 for the six months ended July 3, 2021 compared to $0 for the six months ended July 2, 2022, $523 lower interest expense and amortization of debt discount and deferred financing costs in the six months ended July 2, 2022, which includes interest expense and amortization of $112 from the Headway acquisition, compared with the six months ended July 3, 2021 of $(2,426), loss from remeasuring our intercompany note in the six months ended July 2, 2022 of $(1,009) compared with gains from remeasuring our intercompany note in the six months ended July 3, 2021 of $96. In addition, for the six months ended July 2, 2022, we had other income of $25 compared to other income of $103 for the six months ended July 3, 2021.

For the Three Months Ended July 2, 2022 and July 3, 2021

	Three Months Ended		Three Months Ended
	July 2, 2022	% of Revenue	July 3, 2021	% of Revenue	Growth
Revenue	$59,053	100.0%	$50,530	100.0%	16.9%
Cost of revenue	48,534	82.2%	41,511	82.2%	16.9%
Gross profit	10,519	17.8%	9,019	17.8%	16.6%
Operating expenses	11,162	18.9%	10,122	20.0%	10.3%
Loss from operations	(643)	-1.1%	(1,103)	-2.2%	-41.7%
Other (expenses) income	(1,624)	-2.8%	8,884	17.6%	-118.3%
Benefit for income taxes	3	0.0%	67	0.1%	-95.5%
Net (loss) income	$(2,264)	-3.8%	$7,848	15.5%	-128.8%

Revenue

For the three months ended July 2, 2022, revenue increased by 16.9% to $59,053 as compared with $50,530 for the three months ended July 3, 2021. Of that $8,523 increase, $11,252 was attributable to the Headway acquisition which was partially offset by a $997 decrease in the Company’s other operations and $1,732 of unfavorable foreign currency translation.

Revenue for the three months ended July 2, 2022 was comprised of $57,636 of temporary contractor revenue and $1,417 of permanent placement revenue, compared with $49,189 and $1,341 for the three months ended July 3, 2021, respectively.

Cost of revenue, Gross profit and Gross margin

Cost of revenue, excluding depreciation and amortization, includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended July 2, 2022, cost of revenue was $48,534, an increase of 16.9% from $41,511 in the three months ended July 3, 2021, compared with revenue growth of 16.9%. Of that $7,023 increase, $9,920 was attributable to the Headway acquisition which was partially offset by a $1,458 decline in associated costs of the Company’s other operations and $1,439 of unfavorable foreign currency translation.

Gross profit for the three months ended July 2, 2022 was $10,519, an increase of 16.6% from $9,019 for the three months ended July 3, 2021, representing gross margin of 17.8% and 17.8% for each period, respectively. The increase of $1,500 was driven by $1,332 from the Headway acquisition and $460 of incremental profit from our other operations and partially offset by $292 of favorable foreign currency translation.

Operating expenses

Total operating expenses for the three months ended July 2, 2022 were $11,162, an increase of 10.3% from $10,122 for the three months ended July 3, 2021. The increase of $1,040 was driven primarily by Headway operating expenses of $1,594 which was offset by a reduction in non-recurring costs, legal, and other costs associated with acquisitions efforts.

Other expenses

Total other (expenses) income for the three months ended July 2, 2022 were $(1,624), a decrease of 118.3% from $8,884 in the three months ended July 3, 2021. The decrease was driven by the following: PPP forgiveness gain of $10,105 for the three months ended July 3, 2021 compared to $0 for the three months ended July 2, 2022, $48 lower interest expense and amortization of debt discount and deferred financing costs in the three months ended July 2, 2022, which includes interest expense and amortization of $112 from the Headway acquisition, compared with the three months ended July 3, 2021 of $(1,185), loss from remeasuring our intercompany note in the three months ended July 2, 2022 of $(566) compared with loss from remeasuring our intercompany note in the three months ended July 3, 2021 of $(32). In addition, in the three months ended July 2, 2022, we had other income of $83 compared with other loss of $(4) for the three months ended July 3, 2021.

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

We present the following non-GAAP financial measure and KPIs in this report:

Revenue and Gross Profit by Business Streams We use this KPI to measure our mix of Revenue and respective profitability between its two main lines of business due to their differing margins. For clarity, these lines of business are not our operating segments, as this information is not currently regularly reviewed by the chief operating decision maker to allocate capital and resources. Rather, we use this KPI to benchmark us against the industry.

The following table details Revenue and Gross Profit by Sector:

	Three months Ended				Six Months Ended
	July 2, 2022	Mix	July 3, 2021	Mix	July 2, 2022	Mix	July 3, 2021	Mix

Revenue
Commercial Staffing - US	$28,800	49%	$28,518	56%	$57,409	53%	$58,639	59%
Professional Staffing - US	15,207	26%	3,908	8%	19,536	18%	7,679	8%
Professional Staffing - UK	15,046	25%	18,104	36%	32,001	29%	33,163	33%
Total Service Revenue	$59,053		$50,530		$108,946		$99,481

Gross Profit
Commercial Staffing - US	$5,444	52%	$5,297	59%	$10,163	53%	$10,135	59%
Professional Staffing - US	2,367	23%	1,086	12%	3,571	19%	2,039	12%
Professional Staffing - UK	2,708	26%	2,636	29%	5,298	28%	4,860	29%
Total Gross Profit	$10,519		$9,019		$19,032		$17,034

Gross Margin
Commercial Staffing - US	18.9%		18.6%		17.7%		17.3%
Professional Staffing - US	15.6%		27.8%		18.3%		26.6%
Professional Staffing - UK	18.0%		14.6%		16.6%		14.7%
Total Gross Margin	17.8%		17.8%		17.5%		17.1%

Adjusted EBITDA This measure is defined as net income (loss) attributable to common stock before: interest expense, benefit from income taxes; depreciation and amortization; acquisition, capital raising and other non-recurring expenses; other non-cash charges; impairment of goodwill; re-measurement gain on intercompany note; restructuring charges; gain from sale of business; PPP Forgiveness Gain; other income; and charges we consider to be non-recurring in nature such as legal expenses associated with litigation, professional fees associated potential and completed acquisitions. We use this measure because we believe it provides a more meaningful understanding of our profit and cash flow generation.

	Three months Ended		Six Months Ended		Trailing Twelve Months
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net (loss) income	$(2,264)	$7,848	$(4,588)	$6,160	(2,590)	$1,278

Interest expense	951	1,097	1,621	2,253	3,224	5,275
(Benefit) expense from income taxes	(3)	(67)	3	(30)	(324)	(6)
Depreciation and amortization	884	792	1,635	1,607	3,146	3,383
EBITDA	$(432)	$9,670	$(1,329)	$9,990	$3,456	$9,930

Acquisition, capital raising and other non-recurring expenses (1)	1,399	1,655	2,587	2,481	3,591	6,795
Other non-cash charges (2)	(16)	116	-	335	51	650
Impairment of Goodwill	-	-	-	-	3,104	-
Re-measurement gain on intercompany note	566	32	1,009	(96)	1,365	(1,470)
Restructuring charges	-	-	-	-	-	21
Gain on sale of business	-	-	-	-	-	(124)
PPP Forgiveness Gain	-	(10,105)	-	(10,105)		(10,105)
Other (income) loss	(79)	4	(21)	(103)	(9,387)	(265)
Adjusted EBITDA	$1,438	$1,372	$2,246	$2,502	$2,180	$5,432

Adjusted EBITDA of Divested Business (3)					-	$(20)

Pro Forma Adjusted EBITDA (4)					$2,180	$5,412

Adjusted Gross Profit (5)					$35,866	$32,793

Adjusted EBITDA as percentage of Adjusted Gross Profit					6.1%	16.6%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business. Due to government mandated restrictions, the Company had to temporarily close some of its offices and, due to social distancing restrictions, could not make full use of these facilities for significant periods of time during the year.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

(3)	Adjusted EBITDA of Divested Business for the period prior to the divestment date.

(4)	Pro Forma Adjusted EBITDA excludes the Adjusted EBITDA of Divested Business for the period prior to the divestment date.

(5)	Adjusted Gross Profit excludes gross profit of business divested in September 2020, for the period prior to divestment date.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Adjusted Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of our efficiency for converting incremental gross profit into Adjusted EBITDA.

	July 2, 2022	July 3, 2021

Gross Profit - TTM (Current Period)	$35,866	$32,793
Gross Profit - TTM (Prior Period)	32,793	35,678
Gross Profit – Growth (Decline)	$3,073	$(2,885)

Adjusted EBITDA - TTM (Current Period)	$2,180	$5,432
Adjusted EBITDA - TTM (Prior Period)	5,432	7,114
Adjusted EBITDA – Growth (Decline)	$(3,252)	$(1,682)

Operating Leverage	105.8%	58.3%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount (includes Redeemable Series H Preferred Stock), divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	July 2, 2022		July 3, 2021

Total Term Debt, Net	$18,514		$26,546
Addback: Total Debt Discount and Deferred Financing Costs	(783)		412
Total Debt	$17,731		$26,958

TTM Adjusted EBITDA	$2,180		$5,432

Pro Forma TTM Adjusted EBITDA	$2,180		$5,412

Pro Forma Leverage Ratio	8.13	x	4.98	x

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

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC were amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time. On May 15, 2020, we entered into a three-year term loan with HSBC in the UK for £1,000.

	Six Months Ended
	July 2, 2022	July 3, 2021

Net cash flow used in operating activities	$(4,799)	$(3,233)

Collection of UK factoring facility deferred purchase price	3,705	3,382

Repayments on accounts receivable financing	(2,351)	(5,860)

Net cash used in operating activities including proceeds from accounts receivable financing	$(3,445)	$(5,711)

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

As of and for the six months ended July 2, 2022, we had a working capital deficiency of $26,798, accumulated deficit of $88,609, and a net loss of $4,588.

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have unsecured payments due in the next 12 months associated with a historical acquisition and secured current debt arrangements representing approximately $9,425 which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, we have funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If we are unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

In addition, beginning in January 2023, we will have numerous contractual lease obligations representing an aggregate of approximately $9,883 related to current lease agreements. We intend to fund the majority of this by a combination of cash flow from operations, as well as the raising of capital through additional debt or equity.

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

Operating activities

For the six months ended July 2, 2022, net cash used in operating activities of $4,799 was primarily attributable to net loss of $4,588 and changes in operating assets and liabilities totaling $3,806, offset by non-cash adjustments of $3,595. Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $7,818, decrease in prepaid expenses and other current assets of $1,657, decrease in other assets of $2,770, increase in other current liabilities of $583, increase in other long term liabilities of $3,195 and an increase in accounts payable and accrued expense of $4,661. Total non-cash adjustments of $3,595 primarily include foreign currency re-measurement gain on intercompany loan of $1,009, depreciation and amortization of intangible assets of $1,352, stock-based compensation of $83, amortization of debt discounts and deferred financing of $282, right of use assets amortization of $884 and bad debt expense of $83.

For six months ended July 3, 2021, net cash used in operations of $3,233 was primarily attributable to net income of $6,160 and changes in operating assets and liabilities totaling $1,964, offset by non-cash adjustments of $(7,429). Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $2,970, decrease in prepaid expenses and other current assets of $42, decrease in other assets of $610, decrease in other current liabilities of $15, decrease in other long term liabilities of $133, offset by an increase in accounts payable and accrued expense of $1,270 and increase in interest payables to related parties of $536. Total non-cash adjustments of $(7,429) primarily include forgiveness of PPP loan and related interest of $10,105 and foreign currency re-measurement gain on intercompany loan of $96, offset by depreciation and amortization of intangible assets of $1,434, stock-based compensation of $335, amortization of debt discounts and deferred financing of $173, right of use assets amortization of $591 and bad debt expense of $239.

Investing activities

For the six months ended July 2, 2022, net cash flows provided by investing activities totaled $4,787 primarily due to the acquisition of Headway, net of cash acquired, totaling $1,395 and $3,705 related to collection of UK factoring facility deferred purchase price, partially offset by purchase of property and equipment of $313.

For the six months ended July 3, 2021, net cash flows provided by investing activities was $3,372, of which $3,382 was related to collection of collection of UK factoring facility deferred purchase price, partially offset by purchase of property and equipment of $10.

Financing activities

For the six months ended July 2, 2022, net cash flows used in financing activities totaled $2,702 primarily due to repayments of $2,351 on accounts receivable financing, net, repayment of term loan of $244, payment of $160 towards the Headway earnout, payments of $14 towards the Redeemable Series H Preferred Stock, dividends of $127 for Series H Preferred Stock offset by proceeds from term loan of $67.

For the six months ended July 3, 2021, net cash flows used in financing activities totaled $(7,566) primarily due to proceeds from sale of common stock of $19,670, proceeds from term loan – related party of $130 and proceeds from sale of Series F Preferred Stock of $4,698, offset by repayments of $5,860 on accounts receivable financing, net, repayment of term loan of $634, repayment of related party term loan of $17,935, dividends paid to Jackson of $591, redemption of Series E preferred stock of $4,908 and third party financing costs of $2,136.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to the Annual Report on Form 10-K filed with the SEC on June 24, 2022 for the fiscal year ended January 1, 2022. There have been no changes to our critical policies during the six months ended July 2, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Defendants removed the action to the Middle District of North Carolina on January 7, 2020, and Plaintiff moved to remand on February 4, 2020. Briefing on the motion to remand concluded on February 24, 2020. Separately, Defendants moved to dismiss the action on January 14, 2020 based on Plaintiff’s failure to state a claim, improper venue, and lack of personal jurisdiction as to defendant Staffing 360 Solutions, Inc. Alternatively, Defendants sought a transfer of the action to the Southern District of New York, based on the plain language of the Share Purchase Agreement’s forum selection clause. Briefing on Defendants’ motion to dismiss concluded on February 18, 2020. On February 28, 2020, Plaintiff moved for leave to file an amended complaint. Defendants filed their opposition to the motion for leave on March 19, 2020. Plaintiff thereafter filed a reply.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021 and filed their opening brief on April 21, 2021. Plaintiff filed her response brief on May 21, 2021, and Defendants replied on June 11, 2021. Oral argument was held on March 9, 2022. On July 22, 2022, the Fourth Circuit issued a decision to vacate the District Court’s decision and ordered the North Carolina District Court to transfer the North Carolina Action to the Southern District of New York for adjudication there in accordance with the Share Purchase Agreement’s forum selection clause.

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

On October 13, 2020, the Court denied Whitaker’s motion to dismiss, in part, and granted the motion, in part. The Court rejected Whitaker’s procedural arguments but granted the motion on substantive grounds. However, the Court ordered that Monroe and the Company may seek leave to amend the complaint by letter application by December 1, 2020. Monroe and the Company filed a letter of motion for leave to amend and a proposed Amended Complaint on December 1, 2020. On January 5, 2021, Whitaker filed an opposition to the letter motion. On January 25, 2021, Monroe and the Company filed a reply in further support of the letter motion. On March 9, 2021, the Court granted Monroe and the Company’s motion for leave to amend, in part, and denied the motion, in part. The Court rejected Monroe and the Company’s claim for fraudulent inducement but granted the motion for leave to amend their breach of contract claim. Monroe and the Company filed their amended complaint on March 12, 2021. On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. On May 14, 2021, Monroe and the Company filed an opposition to the motion to dismiss. On June 21, 2021, Whitaker filed a reply in further support of the motion. The Court referred the case to Magistrate Judge Moses, who held oral argument on the motion on November 9, 2021. On March 8, 2022, Magistrate Judge Moses stayed the action pending a decision by the Fourth Circuit on the appeal filed by Monroe and the Company. On August 1, 2022, the parties to the New York Action wrote to the Magistrate overseeing the matter to request a conference to address, inter alia, the resumption of discovery in light of the Fourth Circuit’s Order issued on July 22, 2022. On August 3, 2022, Magistrate Judge Moses lifted the stay previously imposed in the matter and ordered the parties to appear at a teleconference held on August 16, 2022. At the teleconference, the parties agreed that the North Carolina Action would be dismissed following its transfer to the Southern District of New York without prejudice to Whitaker’s right to assert the same causes of action, based on substantially similar allegations, as counterclaims in the New York Action and that Whitaker would have until September 30 to do so. The Court Ordered the parties to submit a stipulation to this effect by August 23, 2022.

Monroe and the Company intend to pursue their claims vigorously.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

Item 1A. Risk Factors.

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on form 10-K for the fiscal year ended January 1, 2022. Except as set forth below, there have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

We may not be able to obtain funding or obtain funding on acceptable terms. This may hinder or prevent us from meeting our future capital needs.

As of August 2, 2022, our Loan agreement with White Oak expired and the Company was in default thereunder. As a result, the entire outstanding principal amount thereunder, together with accrued and unpaid obligations, is due. In addition, as of July 2, 2022, the Company was not in compliance with its financial covenants with Midcap or Jackson. Our failure to meet these financial covenants could constitute an event of default under the Credit and Security Agreement with Midcap and our Amended Note Purchase Agreement with Jackson.

These defaults and the deterioration of the credit and capital markets increase uncertainty that additional funding will be available to us if needed or when needed. Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of securities during the period covered by this Form 10-Q that have not been previously reported in a Current Report on Form 8-K. We have not made any purchases of our own securities during the time period covered by this Form 10-Q.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1(1)	Stock Purchase Agreement, dated April 18, 2022, by and between Staffing 360 Solutions, Inc. Headway Workforce Solutions, Inc. and Chapel Hill Partners, LP as the Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).
2.2(1)	Amendment to the Stock Purchase Agreement, dated May 18, 2022, by and between Staffing 360 Solutions, Inc. Headway Workforce Solutions, Inc. and Chapel Hill Partners, LP as the Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022).
3.1	Certificate of Designation of the Series J Preferred Stock of the Company, dated May 4, 2022 (previously filed as Exhibit 3.1 to the Company’s Form 8-A filed with the SEC on May 4, 2022).
3.2	Certificate of Designation of Series H Convertible Preferred Stock, dated May 17, 2022 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022).
3.3	Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock, dated May 23, 2022 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2022).
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Staffing 360 Solutions, Inc. dated June 23, 2022. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022).
4.1	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.2	Form of Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.3	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
10.1	Limited Consent and Waiver to Second Amended and Restated Note Purchase Agreement, dated April 18, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).
10.2	Amendment No. 20 to the Credit and Security Agreement, dated April 18, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).
10.3	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
10.4	Form of Registration Rights Agreement (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

(1)	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: August 23, 2022	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2022	By:	/s/ Khalid Anwar
Khalid Anwar
Senior Vice President of Corporate Finance
(Principal Financial Officer and
Principal Accounting Officer)

