Form 10-Q
period 2022-10-01
Staffing 360 Solutions, Inc.
filed 2022-11-21
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

or

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

As of November 21, 2022, 2,533,199 shares of common stock, $0.00001 par value, were outstanding.

Form 10-Q Quarterly Report

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	As of	As of
	October 1, 2022	January 1, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,753	$4,558
Accounts receivable, net	29,864	20,718
Prepaid expenses and other current assets	3,227	988
Total Current Assets	34,844	26,264

Property and equipment, net	1,262	865
Goodwill	27,696	23,828
Intangible assets, net	16,614	13,649
Other assets	6,465	3,506
Right of use asset	8,693	5,578
Total Assets	$95,574	$73,690
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$16,005	$12,532
Accrued expenses - related party	215	216
Current portion of debt	345	9,223
Accounts receivable financing	19,113	15,199
Leases - current liabilities	1,010	1,006
Earnout liabilities	8,344	4,054
Other current liabilities	3,573	2,503
Total Current Liabilities	48,605	44,733

Long-term debt	9,016	279
Redeemable Series H preferred stock, net	8,340	—
Leases - noncurrent	8,477	4,568
Other long-term liabilities	829	785
Total Liabilities	75,267	50,365

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series J Preferred Stock, 40,000 designated, $0.00001 par value, 0 and 0 shares issued and outstanding as of October 1, 2022 and January 1, 2022, respectively	—	—
Common stock, $0.00001 par value, 40,000,000 shares authorized; 2,433,199 and 1,758,835 shares issued and outstanding, as of October 1, 2022 and January 1, 2022, respectively	1	1
Additional paid in capital	110,968	107,183
Accumulated other comprehensive (loss) income	(3,085)	162
Accumulated deficit	(87,577)	(84,021)
Total Stockholders’ Equity	20,307	23,324
Total Liabilities and Stockholders’ Equity	$95,574	$73,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	$66,120	$47,501	$175,066	$146,982

Cost of Revenue, excluding depreciation and amortization stated below	53,795	37,877	143,709	120,324

Gross Profit	12,325	9,624	31,357	26,658

Operating Expenses:
Selling, general and administrative expenses	11,043	8,463	30,416	25,811
Depreciation and amortization	787	688	2,140	2,122
Total Operating Expenses	11,830	9,151	32,556	27,933

Income (Loss) From Operations	495	473	(1,199)	(1,275)

Other (Expenses) Income:
Interest expense and amortization of debt discount and deferred financing costs	(1,127)	(1,006)	(3,030)	(3,432)
Re-measurement loss on intercompany note	1,009	(315)	—	(219)
Gain on extinguishment of debt - PPP Loan	—	9,504	—	19,609
Other income (loss), net	717	188	738	292
Total Other (Expenses) Income, net	599	8,371	(2,292)	16,250

Income (Loss) Before Benefit from Income Tax	1,094	8,844	(3,491)	14,975

Benefit (Provision) from Income taxes	(62)	(131)	(65)	(102)

Net Income (Loss)	1,032	8,713	(3,556)	14,873

Dividends - Series E Preferred Stock - related party	—	—	—	319
Dividends - Series E-1 Preferred Stock - related party	—	—	—	192
Dividends - Series G Preferred Stock - related party	—	43	—	166
Dividends - Series G-1 Preferred Stock - related party	—	40	—	118
Deemed Dividend	—	—	—	1,798
Earnings allocated to participating securities	—	(1,077)	—	(1,763)

Net Income (Loss) Attributable to Common Stockholders	$1,032	$7,553	$(3,556)	$10,517

Net Income (Loss) Attributable to Common Stockholders - Basic	$0.43	$7.00	$(1.80)	$14.26

Weighted Average Shares Outstanding – Basic	$2,401,961	1,079,050	1,980,398	737,729

Earnings (Loss) allocated to participating securities– Diluted (Footnote 3)	$1,032	$7,636	$(3,556)	$11,312

Earnings (Loss) per Share Attributed to Common Stockholders - Diluted	$0.43	$6.89	$(1.80)	$13.40

Weighted Average Shares Outstanding – Diluted	2,401,961	1,107,910	1,980,398	844,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(All amounts in thousands)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net Income (Loss)	$1,032	$8,713	$(3,556)	$14,873

Other Comprehensive (Loss) Income
Foreign exchange translation adjustment	(2,729)	67	(3,247)	117
Comprehensive (Loss) Income Attributable to the Company	$(1,697)	$8,780	$(6,803)	$14,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series E-1		Series G-1		Series A		Series E		Series F		Common Stock		capital	income (loss)	Deficit	(Deficit) Equity
Balance January 2, 2021	1,363	$—	—	$—	1,039,380	$—	11,080	$11	—	$—	280,338	$1	$73,844	$223	$(92,179)	$(18,100)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	—	—	7,927	—	350	—	—	350
Series A Preferred Conversion	—	—	—	—	(1,039,380)	—	—	—	—	—	451	—	—	—	—	—
Sales of common stock and warrants, net	—	—	—	—	—	—	—	—	—	—	858,532	—	30,315	—	—	30,315
Sale of Series F Preferred Stock, net	—	—	—	—	—	—	—	—	4,698	—	—	—	4,107	—	—	4,107
Conversion of Series F Preferred Stock	—	—	—	—	—	—	—	—	(4,698)	—	130,490	—	—	—	—	—
Redemption of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(4,908)	(5)	—	—	—	—	(4,903)	—	—	(4,908)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(319)	—	—	(319)
Dividends - Series E-1 Preferred Stock - Related Party	130	—	—	—	—	—	—	—	—	—	—	—	(192)	—	—	(192)
Dividends - Series G Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(166)	—	—	(166)
Dividends - Series G-1 Preferred Stock - Related Party	—	—	68	—	—	—	—	—	—	—	—	—	(118)	—	—	(118)
Conversion of Series E Preferred Stock - Related Party to Series G preferred Stock - Related Party	(1,493)	—	1,493	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series G Preferred Stock - Related Party to Long Term Debt - Related Party	—	—	(1,561)	—	—	—	—	—	—	—	—	—	—	—	—	—
Redeemable portion of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(6,172)	(6)	—	—	—	—	(4,086)	—	—	(4,092)
Series F Preferred Stock - Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	—	—	1,409	—	—	1,409
Fair Value Modification - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	389	—	—	389
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	(1,798)	—	—	(1,798)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	117	—	117
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,873	14,873
Balance, October 2, 2021	—	$—	—	$—	—	$—	—	$—	-	$—	1,277,738	$1	$98,832	$340	$(77,306)	$21,867

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series G-1		Series F		Common Stock		capital	income (loss)	Deficit	Equity
Balance July 3, 2021	1,543	$—	4,698	$—	652,804	$1	$86,465	$273	$(86,019)	$720
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	167	—	15	—	—	15
Conversion of Series F Preferred Stock	—	—	(4,698)	—	130,490	—	(33)	—	—	(33)
Sales of common stock and warrants, net	—	—	—	—	494,277	—	12,468	—	—	12,468
Dividends - Series G Preferred Stock - Related Party	—	—	—	—	—		(43)			(43)
Dividends - Series G-1 Preferred Stock - Related Party	18	—	—	—	—		(40)			(40)
Conversion of Series G Preferred Stock - Related Party to Long Term Debt - Related Party	(1,561)	—	—	—	—	—	—	—	—	-
Foreign currency translation gain	—	—	—	—	—	—	—	67	—	67
Net loss	—	—	—	—	—	—	—	—	8,713	8,713
Balance October 2, 2021	—	$—	—	$—	1,277,738	$1	$98,832	$340	$(77,306)	$21,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series J		Common Stock		capital	income	Deficit	Equity
Balance, July 2, 2022	—	$—	1,775,341	$1	$107,266	(356)	$(88,609)	18,302
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	242	—	—	242
Sale of common stock and warrants	—	—	657,858	—	3,460	—	—	3,460
Foreign currency translation loss	—	—	—	—	—	(2,729)	—	(2,729)
Net income	—	—	—	—	—	—	1,032	1,032
Balance, October 1, 2022	—	$—	2,433,199	$1	$110,968	$(3,085)	$(87,577)	20,307

	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series J		Common Stock		capital	income	Deficit	Equity
Balance, January 1, 2022	—	$—	1,772,341	$1	$107,183	162	(84,021)	23,324
Shares issued to/for:
Employees, directors and consultants	—	—	3,000	—	325	-	-	325
Sale of common stock and warrants	—	—	657,858	—	3,460	-	-	3,460
Foreign currency translation loss	—	—	—	—	—	(3,247)	-	(3,247)
Net income	—	—	—	—	—	-	(3,556)	(3,556)
Balance, October 1, 2022	—	$—	2,433,199	$1	$110,968	(3,085)	$(87,577)	20,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	NINE MONTHS ENDED
	October 1, 2022	October 2, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(3,556)	$14,873
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,140	2,122
Amortization of debt discount and deferred financing costs	518	365
Bad debt (recovery) expense	(302)	260
Right of use assets depreciation	1,066	852
Stock based compensation	325	350
Forgiveness of PPP loan and related interest	—	(19,609)
Re-measurement (loss) gain on intercompany note	—	219
Changes in operating assets and liabilities:
Accounts receivable	(6,114)	(5,343)
Prepaid expenses and other current assets	(1,854)	(289)
Other assets	(944)	(438)
Accounts payable and accrued expenses	(1,083)	(2,356)
Accounts payable, related party	125	(326)
Other current liabilities	357	(105)
Other long-term liabilities and other	1,040	(349)
NET CASH USED IN OPERATING ACTIVITIES	(8,282)	(9,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(719)	(100)
Acquisition of business, net of cash acquired	1,395	—
Collection of UK factoring facility deferred purchase price	5,282	5,349
NET CASH PROVIDED BY INVESTING ACTIVITIES	5,958	5,249

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	(554)	(3,769)
Proceeds from term loan - Related party	—	130
Repayment of term loan	(379)	(29,244)
Proceeds from term loan	67	—
Repayments on accounts receivable financing, net	(3,345)	(3,659)
Dividends paid to related parties	—	(591)
Redemption of Series E preferred stock, related party	—	(4,908)
Proceeds from sale of common stock	4,013	33,769
Payments made on earnouts	(160)	—
Proceeds from sale of Series F preferred stock	—	4,698
NET CASH USED IN FINANCING ACTIVITIES	(358)	(3,574)

NET DECREASE IN CASH	(2,682)	(8,099)

Effect of exchange rates on cash	(123)	(6)

Cash - Beginning of period	4,558	10,336

Cash - End of period	$1,753	$2,231

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

Headway Acquisition

On April 18, 2022, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Headway Workforce Solutions (“Headway”), and Chapel Hill Partners, LP, as the representatives of all the stockholders (collectively, the “Sellers”) of Headway (the “Sellers’ Representative”), pursuant to which, among other things, we agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Convertible Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement (the “Headway Acquisition”). On May 18, 2022, the Headway Acquisition closed. The purchase price in connection with the Headway Acquisition was approximately $9,000. Pursuant to the Stock Purchase Agreement and in connection with the closing of the Headway Acquisition, on May 17, 2022, we filed a certificate of designation with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series H Convertible Preferred Stock (the “Series H Preferred Stock”), par value $0.00001 per share.

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

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of October 1, 2022, the Company has an accumulated deficit of $87,577 and a working capital deficit of $13,761. At October 1, 2022, we had total gross debt of $18,361 (which includes redeemable Series H Preferred Stock) and $1,753 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments. Subsequent to the nine months ended October 1, 2022, we have continued to fund our operations and make required capital payments utilizing our available cash and, as of the date of this filing, we have approximately $2,817 in available cash.

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

Further, our note issued to Jackson Investment Group, LLC (“Jackson”) includes certain financial customary covenants and the Company has had instances of non-compliance. Management has historically been able to obtain from Jackson waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

On October 27, 2022, we entered into a Third Amended and Restated Note Purchase Agreement (the “Third Amended and Restated Note Purchase Agreement”) with Jackson, which amended and restated the Amended Note Purchase Agreement (as defined herein), and issued to Jackson the Third Amended and Restated Senior Secured 12% Promissory Note (the “Jackson Note”), with a remaining outstanding principal balance of approximately $9.0 million. See Note 6. The debt represented by the Jackson Note continues to be subject to a second lien secured by substantially all of the Company’s domestic subsidiaries’ assets as well as a first lien secured by the UK subsidiaries shares owned by the Company pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended by the Omnibus Amendment and Reaffirmation Agreement, dated as of October 27, 2022, to reflect certain of the terms as updated and amended by the Amended Note Purchase Agreement. We also have a $25,000 revolving loan facility with MidCap Funding X Trust (“MidCap”). On October 27, 2022, we entered into Amendment No. 27 to the Credit and Security Agreement with MidCap, which among others, extended the commitment expiry date from October 27, 2027 to September 6, 2024. See Note 14.

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

COVID-19

The novel Coronavirus disease 2019 (“COVID-19”) and its ongoing effects are continuing to impact worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients. Given that the magnitude and duration of COVID-19’s impact on our business and operations remain uncertain, the continued spread of COVID-19 (including the emergence and persistence of variants relating thereto) and the imposition of related public health containment measures and travel and business restrictions could have a material adverse impact on our business, financial condition, operating results, and cash flows. While expected to be temporary, prolonged workforce disruptions can negatively impact sales in fiscal year 2022 and the Company’s overall liquidity.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The full impact of the COVID-19 pandemic and its ongoing effects continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 pandemic, its ongoing effects and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

The Company’s negative working capital and liquidity position combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic and its ongoing effects contribute to the substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the nine months ended October 1, 2022 and October 2, 2021 include the valuation of intangible assets, including goodwill, liabilities associated with testing long-lived assets for impairment, contingent considerations, fair value of financial instruments and valuation reserves against deferred tax assets.

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

In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. During the year ended January 1, 2022 the Company changed its annual measurement date from the last day of the fiscal year end to the first day of the fiscal fourth quarter. A reporting unit is either the equivalent of, or one level below, an operating segment. The Company early adopted the provisions in ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, the Company’s goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenues for the three months ended October 1, 2022 was comprised of $64,733 of temporary contractor revenue and $1,387 of permanent placement revenues compared with $46,168 of temporary contractor revenue and $1,333 of permanent placement revenues for the three months ended October 2, 2021, respectively. Revenue for the nine months ended October 1, 2022 was comprised of $170,698 of temporary contractor revenue and $4,368 permanent placement revenue, compared with $143,274 of temporary contractor revenue and $3,708 permanent placement revenue for the nine months ended October 2, 2021. Refer to Note 11 for further details on breakdown by segments.

Income Taxes

The Company’s provision for income taxes is based on the discrete method for the quarter applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared with those forecasted at the beginning of the fiscal year and each interim period thereafter.

The effective income tax rate was 5.43%, 1.48%, (1.87)% and 0.67% for the three and nine months ending October 1, 2022 and October 2, 2021, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit. The Company may have experienced an IRC Section 382 limitation during 2021, for which it is in process of conducting an analysis to determine the tax consequences of such a limitation.

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement loss of $315 and $219 for the three and nine months ended October 2, 2021, respectively, associated with its U.S dollar denominated intercompany note. In 2022, the Company applied ASC 830-20-35-3 which states gains and losses on certain foreign currency transactions should not be included in net income but should be reported in the same manner as translation adjustments.

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

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. This ASU replaces the probable, incurred loss model for those assets. On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022, for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the impacts of this pronouncement and does not expect it to have a material impact on the financial statements.

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

On June 24, 2022, the Company effected the Reverse Stock Split. As required in accordance with GAAP, all share and earnings per share information in this Quarterly Report on Form 10-Q, including those noted below have been retroactively adjusted to reflect the Reverse Stock Split.

The following table sets forth the components used in the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net Income (Loss)	$1,032	$8,713	$(3,556)	$14,873
Less: Dividends paid to Series A preferred shareholders	-	-	-	-
Less: Dividends paid to Series E, E-1, G, G-1 preferred shareholders	-	(83)	-	(795)
Less: Deemed dividend	-	-	-	(1,798)
Less: Net income allocated to participating equity	-	(1,077)	-	(1,763)
Net Income (Loss) Attributable to Common Equity	$1,032	$7,553	$(3,556)	$10,517
Effect of dilutive securities:
Add: Dividends paid to Series E, E-1, G, G-1 preferred shareholders		83		795
Net income available to common and preferred shareholders for diluted earnings per share		$7,636		$11,312

Denominator:
Weighted average basic common shares outstanding	2,401,961	1,079,050	1,980,398	737,729
Weighted average additional common shares outstanding if preferred shares converted to common shares (if dilutive)	—	25,433	—	103,775
Total weighted average common shares outstanding if preferred shares converted to common shares	2,401,961	1,104,483	1,980,398	841,064
Effect of dilutive securities:		—		—
Restricted shares		3,426		3,426
Weighted average diluted shares outstanding		1,107,910		8,44,929

Earnings (loss) per common share:
Basic	$0.43	$7.00	$(1.80)	$14.26
Diluted	$0.43	$6.89	$(1.80)	$13.40

NOTE 4 – ACCOUNTS RECEIVABLE FINANCING

Midcap Funding X Trust

Prior to September 15, 2017, certain U.S. subsidiaries of the Company were parties to a $25,000 revolving loan facility with MidCap, with the option to increase the amount by an additional $25,000, with a maturity of April 8, 2019.

On October 26, 2020, the Company entered into Amendment No. 17 to Credit and Security Agreement with MidCap, whereby, among other things, MidCap agreed to extend the maturity date of our outstanding asset based revolving loan until September 1, 2022. In addition, the Company also agreed to certain amendments to the financial covenants. On October 27, 2022, the Company entered into Amendment No. 27 with MidCap (see Note 14).

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The balance of the MidCap facility as of October 1, 2022 and January 1, 2022 was $11,612 and $13,405, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

White Oak Commercial Finance, LLC

As a result of the Headway Acquisition, the Company’s wholly owned Headway subsidiary, has a line of credit with White Oak Commercial Finance, LLC (“White Oak”), that provided working capital and supports general corporate needs of Headway (the “White Oak Agreement”). Under the terms of the White Oak Agreement, the line of credit matures in June 2024. White Oak may terminate the Agreement at any time upon providing 30-days written notice. The White Oak Agreement is secured by all the assets of Headway and is personally guaranteed up to $1,000 by a former member of management of Headway.

Under the terms of the White Oak Agreement, the maximum borrowing capacity is $10,000,000. The borrowing base is defined as the sum of the following: (a) 95% of the eligible ordinary receivables, as defined, and (b) the lessor of (i) $3,000,000 or (ii) 95% of the Company’s outstanding eligible unbilled receivables, as defined, less the sum of the following: (c) 100% of the undrawn amount of all letters of credit outstanding, (d) the special availability reserve, (e) the quarterly tax reserve and (f) the amount all other availability reserves in effect as such time. The line of credit bears interest at LIBOR plus 5.00% with a floor of 7.00% (7.00% at December 31, 2021) on all outstanding balances and 0.25% for any unused portion of the line of credit. At October 1, 2022, borrowings of $7,417, were outstanding under the credit facility.

From time to time, White Oak may cause letters of credit to be opened to be issued for Headway’s benefit. The aggregate face amount of all letters of credit outstanding will become the letter of credit reserve, which reduces the borrowing base under the Agreement. Under the terms of the agreement the letter of credit sub-line may not exceed $2,000,000. The Company is required to pay interest monthly on the face amount of all letters of credit at a rate of LIBOR plus 6.25%. At October 1, 2022, there were $0 of standby letters of credit that had been issued.

The White Oak Agreement operates similarly to a factoring arrangement whereby Headway’s receivables are bought by White Oak. However, receivables purchased by White Oak are required to be repurchased by Headway in the event the Company’s customer disputes the invoice amount or if the receivable remains unpaid past a certain number of days from the invoice date. Due to the recourse provisions in the arrangement, Headway accounts for transactions under the credit facility as secured borrowings.

As of October 27, 2022, the White Oak Agreement was paid in full and terminated. See Note 14.

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

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. For the nine months ended October 1, 2022 and October 2, 2021, the collection of UK factoring facility deferred purchase price totaled $4,683 and $5,234, respectively.

NOTE 5 – GOODWILL

The following table provides a roll forward of goodwill:

	October 1, 2022	January 1, 2022
Beginning balance, gross	$23,828	$31,591
Acquisition	5,974	-
Accumulated disposition	-	(1,577)
Accumulated impairment losses	-	(6,073)
Currency translation adjustment	(2,106)	(113)
Ending balance, net	$27,696	$23,828

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 6 – DEBT

	October 1, 2022	January 1, 2022
Jackson Investment Group - related party	$9,016	$8,949
Redeemable Series H Preferred Stock	9,000	-
HSBC Term Loan	345	809
Total Debt, Gross	18,361	9,758
Less: Debt Discount and Deferred Financing Costs, Net	(660)	(256)
Total Debt, Net	17,701	9,502
Less: Non-Current Portion	(17,356)	(279)
Total Current Debt, Net	$345	$9,223

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

On August 29, 2019, the Company entered into a Fourth Omnibus Amendment and Reaffirmation Agreement with Jackson, as lender, which, among other things, amends that certain amended and restated note purchase agreement, dated as of September 15, 2017, as amended (the “Existing Note Purchase Agreement”). Pursuant to the Existing Note Purchase Agreement, the Company agreed to issue and sell to Jackson that certain 18% Senior Secured Note due December 31, 2019 in the aggregate principal amount of $2,538 (the “2019 Jackson Note”). All accrued and unpaid interest on the outstanding principal balance of the 2019 Jackson Note was due and payable monthly on the first day of each month, beginning on October 1, 2019. Pursuant to the terms of the 2019 Jackson Note, if the 2019 Jackson Note was not repaid by December 31, 2019, the Company was required to issue 1,667 shares of its common stock to Jackson on a monthly basis until the 2019 Jackson Note is fully repaid, subject to certain exceptions to comply with Nasdaq listing standards. The Company booked additional expense of $324 related to the issuances of 8,334 shares of common stock to Jackson in 2020. The Company paid the 2019 Jackson Note in full on May 28, 2020.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On October 26, 2020, the Company, certain of its subsidiaries and Jackson entered into the Amended Note Purchase Agreement and the 2020 Jackson Note, which amended and restated the Existing Note Purchase Agreement. The Amended Note Purchase Agreement refinanced an aggregate of approximately $35,700 of debt provided by Jackson, extending the maturity to September 30, 2022. In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $488. The Company accounted for the Amended Note Purchase Agreement as a modification of the debt. Accordingly, fees totaling $488 paid to Jackson as well as the modification of 15,092 warrants from a strike price of $99.60 to $60.00 and the extension of the warrant expiration date of January 26, 2024 to January 26, 2026, resulting in a fair value adjustment of $126, were recorded as additional debt discount which will be amortized over the term of the 2020 Jackson Note using the effective interest method. On October 27, 2022, the Company amended the existing 2020 Jackson Note. See Note 14.

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

The entire outstanding principal balance of the 2020 Jackson Note was due and payable on September 30, 2022. On October 27, 2022, the Company entered into the Third Amended and Restated Note Purchase Agreement with Jackson, which amended and restated the Amended Note Purchase Agreement, dated October 26, 2020, as amended, and issued to Jackson the Jackson Note, with a remaining outstanding principal balance of approximately $9.0 million (See Note 14).

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

On July 20, 2021, the Company entered into the July 2021 Purchase Agreement. As the Company’s Series G Preferred Stock was outstanding, it was required to use the proceeds of any sales of equity securities, including the common stock offered in the July 2021 Registered Direct Offering, exclusively to redeem any outstanding shares of Series G Preferred Stock, subject to certain limitations. The Company received a waiver from Jackson, the sole holder of the outstanding shares of its Series G Preferred Stock, to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the 2020 Jackson Note, and paid accrued and unpaid dividends on the Series G-1 Convertible Preferred Stock upon conversion of such preferred stock into the New Note. While under the terms of the Certificate of Designation governing the Series G Preferred Stock and Series G-1 Preferred Stock, 6,172 shares and 1,561 shares of common stock were issuable upon the conversion of Series G Preferred Stock and Series G-1 Preferred Stock, respectively, the shares of Series G Preferred Stock and Series G-1 Convertible Preferred Stock were not converted to common stock and instead were converted on July 21, 2021 to debt. The terms of this note match the terms of the Amended Note Purchase Agreement from October 26, 2020.

As of October 1, 2022, there were no shares of Series G or Series G-1 Convertible Preferred Stock outstanding.

HSBC Loan

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000. As of October 1, 2022, the balance for the HSBC loan is $345.

Redeemable Series H Preferred Stock

On May 18, 2022, the Company entered into a stock purchase agreement with Headway. Consideration for the Purchase of 100% of Headway was the issuance of an aggregate of 9,000,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock shall have a par value of $0.00001 per share and a stated value equal to $1.00 and is convertible at any time into an aggregate of 350,000 shares of common stock. This is determined by dividing the stated value of such share of Preferred Stock by the conversion Price. The conversion price equals $25.714. Holders of Series H Preferred Stock are entitled to quarterly cash dividends at a per annum rate of 12%. The shares of the Series H Preferred Stock may be redeemed by the Company through a cash payment at a per share equal to the stated value, plus all accrued but unpaid dividends, at any time. On May 18, 2025, the Company shall redeem all of the shares of the Series H Preferred Stock. The redemption price represents the number of shares of the Preferred Stock (9,000,000), plus all accrued but unpaid dividends, multiplied by the Stated Value ($1). On May 18, 2022, the Company paid $14 towards the Series H Preferred Stock balance. As of October 1, 2022 the redemption price was $9,000.

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

NOTE 7 – LEASES

As of October 1, 2022 and January 1, 2022, as a result of the adoption of ASC 842, we recorded a right of use (“ROU”) lease asset of approximately $8,693 with a corresponding lease liability of approximately $9,487 and ROU of approximately $5,578 with a corresponding lease liability of approximately $5,574, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Quantitative information regarding the Company’s leases for the three months ended October 1, 2022 is as follows:

Lease Cost	Classification	Fiscal 2022
Operating lease cost	SG&A Expenses	1,285

Other information
Weighted average remaining lease term (years)		6.27
Weighted average discount rate		6.30%

Future Lease Payments
2022	$365
2023	1,688
2024	1,618
2025	1,531
2026	1,545
Thereafter	5,546
$12,293
Less: Imputed Interest	2,806
$9,487

Leases - Current	$1,010
Leases - Non current	$8,477

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the Right of Use Asset and associated lease liability that was appropriately stated in all material respects.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company issued the following shares of common stock during the nine months ended October 1, 2022:

	Number of Common Shares	Fair Value of Shares	Fair Value at Issuance (minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	657,858	$4,013	$6.10	$6.10
Board and committee members	2,000	17	7.40	9.65
Consultants	1,000	7	7.40	7.40
	660,858	$4,037

The Company issued the following shares of common stock during the nine months ended October 2, 2021:

	Number of Common Shares	Fair Value of Shares	Fair Value at Issuance (minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	858,532	$30,315	$21.00	$54.00
Conversion of Series F Preferred Stock	130,490	4107	31.50	31.50
Consultants	167	3	18.40	18.40
Conversion of Series A Preferred Stock	451	-	-	-
Employees	5,082	275	54.00	54.00
Board and Board committee members	94	5	51.60	51.60
Long Term Incentive Plan	2,584	133	51.60	51.60
	997,400	$34,838

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Series A Preferred Stock – Related Party

As of both October 1, 2022 and October 2, 2021, the Company had $125 of dividends payable to the Series A Preferred Stockholder.

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

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of Fiscal 2021, the Company has issued a total of 1,000 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. The Company recorded compensation expense associated with these restricted shares of $21, $5, $64 and $323, for the three and nine months ended October 1, 2022 and October 2, 2021, respectively. The table below is a roll forward of unvested restricted shares issued to employees and board of directors.

		Weighted
	Restricted	Average
	Shares	Price Per Share
Balance at January 2, 2021	1,030	$75.00
Granted	19,115	29.20
Vested/adjustments	(14,198)	29.00
Balance at January 1, 2022	5,947	50.00
Granted	2,000	8.55
Vested/adjustments	(259)	101.60
Balance at October 1, 2022	7,688	36.64

Warrants

In connection with the private placement consummated in July 2022 (the “July 2022 Private Placement”), on July 7, 2022, the Company entered into warrant amendment agreements (the “Warrant Amendment Agreements”) with each of the nine existing participating investors, which amended warrants to purchase up to 657,858 shares of common stock (prior to amendment, the “Original Warrants”). The Original Warrants had exercise price that ranged from $18.50 to $38.00 per share and expiration dates that ranged from July 22, 2026 to November 1, 2026. The Warrant Amendment Agreements reduced the exercise price of the Original Warrants to $5.85 per share and extended the expiration date to January 7, 2028, the date that is five and one-half years following the closing of the July 2022 Private Placement. The Company calculated an incremental fair value of $837 by calculating the excess, of the fair value of the modified over the fair value of that instrument immediately before it is modified. This increase in fair value was recorded in additional paid in capital.

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 2, 2021	26,285	59.40
Issued	995,452	25.97
Exercised	(49,242)	0.0001
Expired or cancelled	—	—
Outstanding at January 1, 2022	972,495	26.88
Issued	1,365,053	5.91
Exercised	—	—
Expired or cancelled	(658,192)	26.08
Outstanding at October 1, 2022	1,679,356	10.21

The following table summarizes warrants outstanding as of October 1, 2022:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$5.80 - $3,750	1,679,690	5.26	10.21

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Stock Options

A summary of option activity during the nine months ended October 1, 2022 is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 2, 2021	1,302	1,665.60
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at January 1, 2022	1,302	1,665.60
Granted	50,000	7.80
Exercised	—	—
Expired or cancelled	—	—
Outstanding at October 1, 2022	51,302	50.06

The Company recorded share-based payment expense of $17, $6, $54 and $19 for the three and nine months ended October 1, 2022 and October 2, 2021, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Headway Earn-out Liability

Pursuant to the Headway acquisition that closed on May 18, 2022, the purchase price includes an earnout payment totaling up to $4,450 of earn out provision. Upon the attainment of certain trailing twelve month (“TTM”) EBITDA achievements the Company will pay to the Headway seller a contingent payment in accordance with the following:

Adjusted EBITDA of $0 or less than $0= no Contingent Payment

Adjusted EBITDA of $500 x 2.5 multiple= $1,250 Contingent Payment

Adjusted EBITDA of $1,000 x 2.5 multiple= $2,500 Contingent Payment

Adjusted EBITDA of $1,800 x 2.5 multiple= $4,500 Contingent Payment

Adjusted EBITDA of $2,000 or more x 2.5 multiple= $5,000 Contingent Payment

The Company performed an analysis over the contingent payment and prepared a forecast to determine the likelihood of the Adjusted EBITDA payout. The adjusted EBITDA TTM forecast, as of April 2023, is above the $2,000 threshold amount, such that the $5,000 was recorded as consideration. The estimated value calculated in the forecast is preliminary and subject to change. A payment of $160 was made on May 18, 2022, the date of the Headway closing. In addition, $550 related to a retention bonus of certain Headway employees was recorded as other current liabilities. The balance at October 1, 2022 is $4,290.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of Key Resources, Inc. (“KRI”), Pamela D. Whitaker (“Whitaker” or “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe Staffing Services LLC (“Monroe”) and the Company (collectively, the “Defendants”) arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI, to Monroe in August 2018. Whitaker sought $4,054 in alleged damages. As of October 1, 2022, the $4,054 is included with the Headway earnout as part of Earnout liabilities.

Defendants removed the action to the Middle District of North Carolina on January 7, 2020, and Plaintiff moved to remand on February 4, 2020. Briefing on the motion to remand concluded on February 24, 2020. Separately, Defendants moved to dismiss the action on January 14, 2020, based on Plaintiff’s failure to state a claim, improper venue, and lack of personal jurisdiction as to defendant Staffing 360 Solutions, Inc. Alternatively, Defendants sought a transfer of the action to the Southern District of New York, based on the plain language of the Share Purchase Agreement’s forum selection clause. Briefing on Defendants’ motion to dismiss concluded on February 18, 2020. On February 28, 2020, Plaintiff moved for leave to file an amended complaint. Defendants filed their opposition to the motion for leave on March 19, 2020. Plaintiff thereafter filed a reply.

On June 29, 2020, Magistrate Judge Joe L. Webster issued a Report and Recommendation on the pending motions, recommending that Defendants’ motion to dismiss be granted with regard to Defendants’ request to transfer the matter to the Southern District of New York, and denied in all other regards without prejudice to Defendants raising those arguments again in the new forum. Magistrate Judge Webster also recommended that Plaintiff’s motion to remand be denied and motion to amend be left to the discretion of the Southern District of New York.

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021, and filed their opening brief on April 21, 2021. Plaintiff filed her response brief on May 21, 2021, and Defendants replied on June 11, 2021. Oral argument was held on March 9, 2022. On July 22, 2022, the Fourth Circuit issued a decision to vacate the District Court’s decision and ordered the North Carolina District Court to transfer the North Carolina Action to the Southern District of New York for adjudication there in accordance with the Share Purchase Agreement’s forum selection clause.

Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc. v. Whitaker

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

On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. On May 14, 2021, Monroe and the Company filed an opposition to the motion to dismiss. On June 21, 2021, Whitaker filed a reply in further support of the motion. The Court referred the case to Magistrate Judge Moses, who held oral argument on the motion on November 9, 2021. On March 8, 2022, Magistrate Judge Barbara Moses stayed the action pending a decision by the Fourth Circuit on the appeal filed by Monroe and the Company in The North Carolina Action.

In light of the Fourth Circuit’s issuance of its July 22, 2022, decision and order transferring the North Carolina Action to the Southern District of New York on August 1, 2022, the parties to the New York Action wrote to the Magistrate overseeing the matter to request a conference to address, inter alia, the resumption of discovery in light of the Fourth Circuit’s Order issued on July 22, 2022. On August 3, 2022, Magistrate Judge Moses lifted the stay previously imposed in the matter and ordered the parties to appear at a teleconference held on August 16, 2022. At the teleconference, the parties agreed that the North Carolina Action would be dismissed following its transfer to the Southern District of New York without prejudice to Whitaker’s right to assert the same causes of action, based on substantially similar allegations, as counterclaims in the New York Action and that Whitaker would have until September 30, 2022, to do so. The Court ordered the parties to submit a stipulation to this effect by August 23, 2022. Per the Court’s Order, on August 22, 2022, the parties filed a stipulation and proposed order whereby the parties agreed that Whitaker would voluntarily dismiss the North Carolina Action, and would reassert the causes of action set forth in the Proposed Amended Complaint filed in the North Carolina Action as counterclaims in the New York Action; and set forth deadlines for the filing of Whitaker’s answer and counterclaims Plaintiffs’ response to such counterclaims. The Court so-ordered that stipulation on August 23, 2022.

On September 30, 2022, Whitaker filed an answer and counterclaims, including (1) a cause of action for breach of contract, which was substantially similar to Whitaker’s breach of contract in the North Carolina Action (the “Breach of Contract Counterclaim”), and (2) a cause of action under New York and North Carolina consumer protection statutes, asserting that that Plaintiffs exhibited a pattern and practice in the purchase of businesses similar to KRI by which they allegedly, “endeavor[  ] to acquire the purchased company at a discount of the agreed-upon purchase price by making an initial down payment, then reneging on payment of deferred compensation or earnouts and fabricating a pretextual reason for nonpayment at the time the deferred compensation or earnouts become due” (the Consumer Protection Counterclaim”). For the Consumer Protection Counterclaim, Defendant seeks to recover the full amount of the Earnout Payments ($4,054)—the very same damages sought by Defendant’s Contract Counterclaim—as well as trebled damages pursuant to the North Carolina statute, and interest.

On October 12, 2022, the parties filed a joint pre-conference statement pursuant to the court’s August 24, 2022, order scheduling an initial case management conference. Pursuant to that order, on October 19, 2022, the Court held an initial case management conference. Later that day, the Court issued an initial case management order which set forth relevant deadlines, including the close of fact discovery on April 21, 2023, and the close of all discovery (including expert discovery) on July 19, 2023.

On November 11, 2022, Plaintiffs moved to dismiss the Consumer Protection Counterclaim.

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

On April 18, 2022, the Company entered into a Stock Purchase Agreement with Headway Workforce Solutions, pursuant to which, among other things, the Company agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement. On May 18, 2022, the Headway Acquisition closed.

The purchase price in connection with the Headway Acquisition was $9,000, subject to adjustment as provided in the Stock Purchase Agreement. Pursuant to certain covenants in the Stock Purchase Agreement, the Company may be subject to a Contingent Payment of up to $4,450 based on the Adjusted EBITDA (such term as defined in the Stock Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Stock Purchase Agreement), subject to additional potential adjustments tied to customary purchase price adjustments described in the Stock Purchase Agreement. The purpose of the acquisition was to expand the market share of the Company’s primary business by providing future economic benefit of expanding services. The Company anticipates that the acquisition will provide the Company the ability to integrate the business of Headway into the Company’s existing temporary professional staffing business in the US within the expected timeframe which would enable the Company to operate more effectively and efficiently and to create synergy hence lower costs of operations.

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

The following unaudited pro forma consolidated results of operation have been prepared, as if the acquisition of Headway had occurred as of January 3, 2022 and January 1, 2021, respectively.

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues	$66,120	$73,492	$244,609	$224,072
Net Income (Loss) from continuing operations	$1,032	$9,924	$(1,710)	$26,645

NOTE 11 – SEGMENT INFORMATION

The Company generated revenue and gross profit by segment as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Commercial Staffing - US	$25,940	$29,601	$83,350	$88,240
Professional Staffing - US	25,756	4,536	45,292	12,215
Professional Staffing - UK	14,424	13,364	46,424	46,527
Total Revenue	$66,120	$47,501	$175,066	$146,982

Commercial Staffing - US	$5,034	$5,195	$15,197	$15,422
Professional Staffing - US	4,715	1,200	8,286	3,146
Professional Staffing - UK	2,576	3,229	7,874	8,090
Total Gross Profit	$12,325	$9,624	$31,357	$26,658

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Three Months Ended October 1, 2022
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$128	$245	$1,013	$1,386
Temporary Revenue	25,812	25,511	13,411	64,734
Total	$25,940	$25,756	$14,424	$66,120

	Three Months Ended October 2, 2021
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$147	$328	$858	$1,333
Temporary Revenue	29,454	4,208	12,506	46,168
Total	$29,601	$4,536	$13,364	$47,501

	Nine Months Ended October 1, 2022
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$357	$894	$3,116	$4,367
Temporary Revenue	82,993	44,398	43,308	170,699
Total	$83,350	$45,292	$46,424	$175,066

	Nine Months Ended October 2, 2021
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$290	$851	$2,567	$3,708
Temporary Revenue	87,950	11,364	43,960	143,274
Total	$88,240	$12,215	$46,527	$146,982

As of October 1, 2022 and January 1, 2022, the Company has assets in the U.S. and the U.K. as follows:

	October 1, 2022	January 1, 2022
United States	$73,466	$49,652
United Kingdom	22,108	24,038
Total Assets	$95,574	$73,690

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Stock, the following are other related party transactions:

Board and Committee Members

	Nine Months Ended October 1, 2022
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	400	$4	$4
Jeff Grout	75	400	4	4
Nick Florio	75	400	4	4
Vincent Cebula	75	400	4	2
Alicia Barker	-	400	4	4
	$300	2,000	$20	$18

	Nine Months Ended October 2, 2021
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	63	24	1	2
Jeff Grout	63	24	1	2
Nick Florio	63	24	1	2
Vincent Cebula	17	-	1	2
Alicia Barker	-	24	-	-
	206	96	4	8

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash paid for:
Interest	$2,849	$3,507
Income taxes	150	396

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$3,456	$5,234
Redeemable Series H Preferred Stock, net	8,265	—
Debt discount	735	—
Earnout liability	4,450	—
Goodwill	5,974	—
Intangible assets	5,800	—
Warrant Modification	837	—
Dividends accrued to related parties	—	795
Deemed dividend	—	1,798
Acquisition of Right of Use Assets	—	2735
Conversion of Series E Preferred Stock – Related Party	—	6,172
Conversion of Series E-1 Preferred Stock – Related Party	—	1493
Conversion of Series G Preferred Stock – Related Party to debt	—	6,172
Conversion of Series G-1 Preferred Stock – Related Party to debt	—	1561

NOTE 14 – SUBSEQUENT EVENTS

Note Purchase Agreement with Jackson Investment Group, LLC

On October 27, 2022, the Company entered into the Third Amended and Restated Note Purchase Agreement with Jackson, which amended and restated the Amended Note Purchase Agreement, dated October 26, 2020, as amended, and issued to Jackson the Jackson Note, with a remaining outstanding principal balance of approximately $9.0 million.

Under the terms of the Third Amended and Restated Note Purchase Agreement and Jackson Note, the Company is required to pay interest on the Jackson Note at a per annum rate of 12% and in the event the Company has not repaid in cash at least 50% of the outstanding principal balance of the Jackson Note by October 27, 2023, then interest on the outstanding principal balance of the Jackson Note shall continue to accrue at 16% per annum of the outstanding principal balance of the Jackson Note until the Jackson Note is repaid in full. The Third Amended and Restated Note Purchase Agreement also extends the maturity date of the Jackson Note from October 28, 2022 to October 14, 2024.

In addition, pursuant to the terms of the Third Amended and Restated Note Purchase Agreement, until all principal interest and fees due pursuant to the Third Amended and Restated Note Purchase Agreement and the Jackson Note are paid in full by the Company and are no longer outstanding, Jackson shall have a first call over 50% of the net proceeds from all common stock equity raises the Company conducts, which shall be used to pay down any outstanding obligations due pursuant to the Note Documents. The Jackson Note continues to be secured by substantially of the Company and its subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended, and as further amended by the Omnibus Agreement (as defined below) on October 27, 2022.

Omnibus Amendment and Reaffirmation Agreement with Jackson

On October 27, 2022, in connection with the Third Amended and Restated Note Purchase Agreement, the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the “Omnibus Agreement”) with Jackson, which, among other things, amends (i) the Amended and Restated Pledge Agreement, dated as of September 15, 2017, as amended and (ii) the Amended and Restated Pledge Agreement, dated as of September 15, 2017, as amended, to reflect certain of the terms as updated and amended by the Third Amended and Restated Note Purchase Agreement.

Amendment to Warrant Agreement with Jackson

On October 27, 2022, in connection with the entry into the Third Amended and Restated Note Purchase Agreement, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Amended and Restated Warrant Agreement, dated April 25, 2018 (as amended prior to Amendment No. 4, the “Existing Warrant”), with Jackson. Pursuant to the Existing Warrant and after giving effect to the 1-for-6 reverse stock split, effectuated by the Company on June 30, 2021 and the 1-for-10 reverse stock split, effectuated by the Company on June 23, 2022, Jackson was entitled to purchase 15,093 shares of common stock at an exercise price of $60.00 per share. Pursuant to Amendment No. 4, the exercise price of the Existing Warrant was reduced to $3.06 per share and the term extended to January 26, 2028.

Amendment to Credit and Security Agreement with MidCap

On October 27, 2022, the Company entered into Amendment No. 27 and Joinder Agreement to the Credit and Security Agreement (“Amendment No. 27”) with MidCap Funding IV Trust as successor by assignment to MidCap, dated April 8, 2015, which amended the Credit and Security Agreement. Amendment No. 27, among other things, (i) increases the revolving loan commitment amount from $25 million to $32.5 million (the “Loan”), (ii) extends the commitment expiry date from October 27, 2022 to September 6, 2024, and (iii) modifies certain of the financial covenants. Pursuant to Amendment No. 27, as long as no default or event of default under the Credit and Security Agreement as amended by Amendment No. 27 exists, upon written request by the Company and with the prior written consent of the agent and lenders, the Loan may be increased by up to $10 million in minimum amounts of $5 million tranches each, for an aggregate loan commitment amount of $42.5 million.

In addition, Amendment No. 27 increases the applicable margin from 4.0% to 4.25%, with respect to the Loan (other than Letter of Credit Liabilities (as defined in the Credit and Security Agreement)), and from 3.5% to 3.75% with respect to the Letter of Credit Liabilities. Amendment No. 27 also replaces the interest rate benchmark from LIBOR to SOFR and provides that the Loan shall bear interest at the sum of a term-based SOFR rate (plus a SOFR adjustment of 0.11448%) plus the Applicable Margin, subject to certain provisions for the replacement of SOFR with an alternate benchmark in connection with SOFR no longer being provided by its administrator. Notwithstanding the foregoing, the SOFR interest rate shall not be at any time less than 1.00%.

In connection with Amendment No. 27, the Company paid to MidCap a modification fee of $135,000, after deducting certain credits and fees paid in connection with previous amendments to the Credit and Security Agreement and certain waiver agreements, and agreed to pay reasonable costs and fees of MidCap’s legal counsel in connection with Amendment No. 27. On October 27, 2022, the Company drew down approximately $8 million on the Loan to pay off in full certain outstanding existing debt of Headway and its subsidiaries with respect to White Oak, which were acquired in May 2022 pursuant to the Headway acquisition.

Amendment to Intercreditor Agreement with Jackson and MidCap

On October 27, 2022, in connection with the Third Amended and Restated Note Purchase Agreement, the Jackson Note and Amendment No. 27, the Company, Jackson and MidCap entered into the Fifth Amendment to Intercreditor Agreement (the “Fifth Amendment”), which amended the Intercreditor Agreement, dated September 15, 2017, by and between the Company, Jackson and MidCap, as amended. The Fifth Amendment, among other things, permits the increase of the credit commitments under the Credit and Security Agreement as amended by Amendment No. 27 to $32.5 million.

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

We effected a one-for-ten reverse stock split on June 24, 2022 (the “Reverse Stock Split”). All share and per share information in the consolidated financial statements has been retroactively adjusted to reflect the Reverse Stock Split.

Recent Developments

COVID-19

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The COVID-19 pandemic and its ongoing effects are continuing to impact worldwide economic activity, and activity in the United States and the United Kingdom where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients. Given that the magnitude and duration of COVID-19’s impact on our business and operations remain uncertain, the continued spread of COVID-19 (including the emergence and persistence of variants relating thereto) and the imposition of related public health containment measures and travel and business restrictions could have a material adverse impact on our business, financial condition, operating results, and cash flows. While expected to be temporary, prolonged workforce disruptions can negatively impact revenue in fiscal year 2022 and the Company’s overall liquidity.

While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic and its ongoing effects may be difficult to assess or predict, the pandemic has resulted in significant disruptions in general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent years. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise needed capital. If we are unsuccessful in raising capital in the future, we may need to reduce activities, curtail, or cease operations.

In addition, the continuation or worsening of the COVID-19 pandemic, its ongoing effects or an outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition, and results of operations.

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

On February 23, 2022, we received a letter from the Listing Qualifications of Nasdaq notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), for continued listing on Nasdaq. Pursuant to the Panel Decision, we were not eligible for the 180-day bid price compliance period set forth in the Listing Rules. On March 2, 2022, we timely requested a hearing before the Panel, which was held on March 31, 2022. On April 12, 2022, we received a letter from Nasdaq notifying us that the Panel determined to grant our request for continued listing on Nasdaq, subject to the following: (i) on or about May 2, 2022, we would advise the Panel of the status of the proxy statement it plans to file to obtain shareholder approval for a reverse stock split, (ii) on or about May 23, 2022, we would advise the Panel on the status of the shareholder meeting we plan to hold to obtain approval of the reverse stock split, (iii) on or about May 26, 2022, we would affect a reverse stock split and (iv) on or before about June 22, 2022, we would demonstrate compliance with the Bid Price Requirement by evidencing a closing bid price above $1.00 per share for the previous ten consecutive trading sessions. On each of April 19, 2022 and May 20, 2022, we received letters from the Staff notifying us that as we had not yet filed our Form 10-K for the period ended January 1, 2022 and our Form 10-Q for the period ended April 2, 2022, each such matter serving as an additional basis for delisting our securities from Nasdaq under Nasdaq Listing Rule 5810(c)(2)(A). On May 4, 2022 the Panel granted us an extension request until July 11, 2022 to demonstrate compliance with the Bid Price Requirement.

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

In connection with the private placement, each investor entered into Warrant Amendment Agreements to amend the exercise prices of certain existing warrants to purchase up to an aggregate of 657,858 shares of our common stock that were previously issued to the investors, with exercise prices ranging from $18.50 to $38.00 per share and expiration dates ranging from July 22, 2026 to November 1, 2026. The Warrant Amendment Agreements became effective upon the closing of the July 2022 Private Placement and pursuant to the Warrant Amendment Agreements, the amended warrants have a reduced exercise price of $5.85 per share and expire five and one-half years following the closing of the July 2022 Private Placement.

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

For the Nine Months Ended October 1, 2022 and October 2, 2021

	Nine Months Ended		Nine Months Ended
	October 1, 2022	% of Revenue	October 2, 2021	% of Revenue	Growth
Revenue	$175,066	100.0%	$146,982	100.0%	19.1%
Cost of revenue	143,709	82.1%	120,324	81.9%	19.4%
Gross profit	31,357	17.9%	26,658	18.1%	17.6%
Operating expenses	32,556	18.6%	27,933	19.0%	16.6%
Loss from operations	(1,199)	-0.7%	(1,275)	-0.9%	-6.0%
Other (expenses) income	(2,292)	-1.3%	16,250	11.1%	-114.1%
Benefit (Provision) for income taxes	(65)	0.0%	(102)	-0.1%	-36.3%
Net (loss) income	$(3,556)	-2.0%	$14,873	10.1%	-123.9%

Revenue

For the nine months ended October 1, 2022, revenue increased by 19.1% to $175,066 as compared with $146,982 for the nine months ended October 2, 2021. Of that $28,084 increase, $33,074 was attributable to the Headway acquisition, partially offset by $311 organic revenue decline and $4,679 of unfavorable foreign currency translation.

Revenue for the nine months ended October 1, 2022 was comprised of $170,699 of temporary contractor revenue and $4,367 of permanent placement revenue, compared with $143,274 of temporary contractor revenue and $3,708 of permanent placement revenue for the nine months ended October 2, 2021, respectively.

Cost of revenue, Gross profit and Gross margin

Cost of revenue, excluding depreciation and amortization, includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the nine months ended October 1, 2022, cost of revenue was $143,709, an increase of 19.4% from $120,324 for the nine months ended October 2, 2021, compared with revenue growth of 19.1%. Of that $23,385 increase, $28,049 was attributable to the Headway acquisition offset by a $778 decline in associated costs of our operations and $3,886 of favorable foreign currency translation.

Gross profit for the nine months ended October 1, 2022 was $31,357, an increase of 17.9% from $26,658 for the nine months ended October 2, 2021, representing gross margin of 17.9% and 18.1% for each period, respectively. The $4,699 increase was driven by $5,025 from the Headway acquisition and $468 of organic growth and partially offset by $794 of unfavorable foreign currency translation.

Operating expenses

Total operating expenses for the nine months ended October 1, 2022 were $32,556, an increase of 16.6% from $27,933 for the nine months ended October 2, 2021. The increase of $4,623 was driven primarily by Headway operating expenses of $4,450 as well as higher non-recurring costs, legal costs, and other costs associated with acquisitions efforts.

Other expenses

Total other (expenses) income for the nine months ended October 1, 2022 were $(2,292), a decrease of 114.1% from $16,250 in the nine months ended October 2, 2021. The decrease was driven by the following: PPP forgiveness gain of $19,395 for the nine months ended October 2, 2021 compared to $0 for the nine months ended October 1, 2022, $3,030 interest expense and amortization of debt discount and deferred financing costs in the nine months ended October 1, 2022, which includes interest expense and amortization of $299 from the Headway acquisition, compared with the nine months ended October 2, 2021 of $(3,432), remeasuring our intercompany note for the nine months ended October 1, 2022 of $0 compared with losses from remeasuring our intercompany note in the nine months ended October 2, 2021 of $219. In addition, for the nine months ended October 1, 2022, we had other income of $738 compared to other income of $292 for the nine months ended October 2, 2021.

For the Three Months Ended October 1, 2022 and October 2, 2021

	Three Months Ended		Three Months Ended
	October 1, 2022	% of Revenue	October 2, 2021	% of Revenue	Growth
Revenue	$66,120	100.0%	$47,501	100.0%	39.2%
Cost of revenue	53,795	81.4%	37,877	79.7%	42.0%
Gross profit	12,325	18.6%	9,624	20.3%	28.1%
Operating expenses	11,830	17.9%	9,151	19.3%	29.3%
Loss from operations	495	0.7%	473	1.0%	4.7%
Other (expenses) income	599	0.9%	8,371	17.6%	-92.8%
Benefit (expense) from income taxes	(62)	-0.1%	(131)	-0.3%	-52.7%
Net (loss) income	$1,032	1.6%	$8,713	18.3%	-88.2%

Revenue

For the three months ended October 1, 2022, revenue increased by 39.2% to $66,120 as compared with $47,501 for the three months ended October 2, 2021. Of that $18,619 increase, $21,822 was attributable to the Headway acquisition which was partially offset by a $770 decrease in the Company’s other operations and $2,433 of unfavorable foreign currency translation.

Revenue for the three months ended October 1, 2022 was comprised of $64,733 of temporary contractor revenue and $1,387 of permanent placement revenue, compared with $46,168 and $1,333 for the three months ended October 2, 2021, respectively.

Cost of revenue, Gross profit and Gross margin

Cost of revenue, excluding depreciation and amortization, includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended October 1, 2022, cost of revenue was $53,795, an increase of 42.0% from $37,877 in the three months ended October 2, 2021, compared with revenue growth of 39.2%. Of that $15,918 increase, $18,129 was attributable to the Headway acquisition which was partially offset by a $209 decline in associated costs of the Company’s other operations and $2,002 of favorable foreign currency translation.

Gross profit for the three months ended October 1, 2022 was $12,325, an increase of 28.1% from $9,624 for the three months ended October 2, 2021, representing gross margin of 18.6% and 20.3% for each period, respectively. The increase of $2,701 was driven by $3,693 from the Headway acquisition and partially offset by $564 of loss from our other operations and $428 of unfavorable foreign currency translation.

Operating expenses

Total operating expenses for the three months ended October 1, 2022 were $11,830, an increase of 29.3% from $9,151 for the three months ended October 2, 2021. The increase of $2,679 was driven primarily by Headway operating expenses of $2,856 which was offset by a reduction in non-recurring costs, legal, and other costs associated with acquisitions efforts.

Other expenses

Total other expenses for the three months ended October 1, 2022 was $410, a decrease of 92.8% from other income of $8,371 in the three months ended October 2, 2021. The decrease was driven by the following: PPP forgiveness gain of $9,504 for the three months ended October 2, 2021 compared to $0 for the three months ended October 1, 2022, $1,127 interest expense and amortization of debt discount and deferred financing costs in the three months ended October 1, 2022, which includes interest expense and amortization of $187 from the Headway acquisition, compared with the three months ended October 2, 2021 of $1,006, gain from remeasuring our intercompany note in the three months ended October 1, 2022 of $1,009 compared with loss from remeasuring our intercompany note in the three months ended October 2, 2021 of $315. In addition, in the three months ended October 1, 2022, we had other income of $717 compared with other loss of $188 for the three months ended October 2, 2021.

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

We present the following non-GAAP financial measure and KPIs in this report:

Revenue and Gross Profit by Business Streams We use this KPI to measure our mix of Revenue and respective Gross Profit between its two main lines of business due to their differing margins. For clarity, these lines of business are not our operating segments, as this information is not currently regularly reviewed by the chief operating decision maker to allocate capital and resources. Rather, we use this KPI to benchmark us against the industry.

The following table details Revenue and Gross Profit by sector:

	Three Months Ended				Nine Months Ended
	October 1, 2022	Mix	October 2, 2021	Mix	October 1, 2022	Mix	October 2, 2021	Mix

Revenue
Commercial Staffing - US	$25,940	39%	$29,601	62%	$83,350	48%	$88,240	60%
Professional Staffing - US	25,756	39%	4,536	10%	45,292	26%	12,215	8%
Professional Staffing - UK	14,424	22%	13,364	28%	46,424	27%	46,527	32%
Total Service Revenue	$66,120		$47,501		$175,066		$146,982

Gross Profit
Commercial Staffing - US	$5,034	41%	$5,195	54%	$15,197	48%	$15,422	58%
Professional Staffing - US	4,715	38%	1,200	12%	8,286	26%	3,146	12%
Professional Staffing - UK	2,576	21%	3,229	34%	7,874	25%	8,090	30%
Total Gross Profit	$12,325		$9,624		$31,357		$26,658

Gross Margin
Commercial Staffing - US	19.4%		17.6%		18.2%		17.5%
Professional Staffing - US	18.3%		26.5%		18.3%		25.8%
Professional Staffing - UK	17.9%		24.2%		17.0%		17.4%
Total Gross Margin	18.6%		20.3%		17.9%		18.1%

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

	Three Months Ended		Nine Months Ended		Trailing Twelve Months
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net loss	$1,032	$8,713	$(3,556)	$14,873	$(10,200)	$12,632

Interest expense	891	814	2,512	3,068	3,301	4,506
(Benefit) expense from income taxes	62	131	65	102	(392)	247
Depreciation and amortization	1,023	880	2,658	2,486	3,289	3,330
EBITDA	$3,008	$10,538	$1,679	$20,529	$(4,073)	$20,715

Acquisition, capital raising and other non-recurring expenses (1)	1,788	321	4,375	2,802	4,847	5,024
Other non-cash charges (2)	7	8	32	344	253	450
Impairment of Goodwill	-	-	-	-	3,104	-
Re-measurement gain on intercompany note	(1,009)	315	-	219	-	(712)
Deferred consideration settlement	-	-	-	-	-	41
PPP Forgiveness Gain	-	(9,504)	-	(19,609)	-	(19,609)
Gain on sale of business	-	-	-	-	-	95
Other (income) loss	(717)	(188)	(738)	(292)	(412)	(296)
Adjusted EBITDA	$3,077	$1,490	$5,348	$3,993	$3,719	$5,708

Adjusted EBITDA of Divested Business (3)					$-	$101

Pro Forma Adjusted EBITDA (4)					$3,719	$5,809

Adjusted Gross Profit (5)					$35,866	$34,945

Adjusted EBITDA as percentage of Adjusted Gross Profit					10.4%	16.6%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business. Due to government mandated restrictions, the Company had to temporarily close some of its offices and, due to social distancing restrictions, could not make full use of these facilities for significant periods of time during 2021.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

(3)	Adjusted EBITDA of Divested Business for the period prior to the divestment date.

(4)	Pro Forma Adjusted EBITDA excludes the Adjusted EBITDA of Divested Business for the period prior to the divestment date.

(5)	Adjusted Gross Profit excludes gross profit of business divested in September 2020, for the period prior to divestment date.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Adjusted Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of our efficiency for converting incremental gross profit into Adjusted EBITDA.

	October 1, 2022	October 2, 2021

Gross Profit - TTM (Current Period)	$35,866	$34,945
Gross Profit - TTM (Prior Period)	34,945	32,479
Gross Profit – Growth (Decline)	$921	$2,466

Adjusted EBITDA - TTM (Current Period)	$3,719	$5,708
Adjusted EBITDA - TTM (Prior Period)	5,708	5,442
Adjusted EBITDA – Growth (Decline)	$(1,989)	$266

Operating Leverage	-216.0%	10.8%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount (includes Redeemable Series H Preferred Stock), divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	October 1, 2022		October 2, 2021

Total Term Debt, Net	$17,701		$14,357
Addback: Total Debt Discount and Deferred Financing Costs	660		235
Total Debt	$18,361		$14,592

TTM Adjusted EBITDA	$3,759		$5,708

Pro Forma TTM Adjusted EBITDA	$3,759		$5,809

Pro Forma Leverage Ratio	4.88	x	2.5	x

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

	Nine Months Ended
	October 1, 2022	October 2, 2021

Net cash flow used in operating activities	$(8,282)	$(9,774)

Collection of UK factoring facility deferred purchase price	5,282	5,349

Repayments on accounts receivable financing	(3,345)	(3,659)

Net cash used in operating activities including proceeds from accounts receivable financing	$(6,345)	$(8,084)

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

As of and for the nine months ended October 1, 2022, we had a working capital deficiency of $13,761, accumulated deficit of $87,506, and a net loss of $3,485.

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have unsecured payments due in the next 12 months associated with a historical acquisition and secured current debt arrangements representing approximately $9,361 which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, we have funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If we are unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

In addition, beginning in January 2023, we will have numerous contractual lease obligations representing an aggregate of approximately $8,693 related to current lease agreements. We intend to fund the majority of this by a combination of cash flow from operations, as well as the raising of capital through additional debt or equity.

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

Operating activities

For the nine months ended October 1, 2022, net cash used in operating activities of $8,282 was primarily attributable to net loss of $3,556 and changes in operating assets and liabilities totaling $8,473, offset by non-cash adjustments of $3,747. Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $6,114, decrease in prepaid expenses and other current assets of $1,854, decrease in other assets of $944, increase in other current liabilities of $357, increase in other long-term liabilities of $1,040 and a decrease in accounts payable and accrued expense of $1,083. Total non-cash adjustments of $3,747 primarily include depreciation and amortization of intangible assets of $2,140, stock-based compensation of $325, amortization of debt discounts and deferred financing of $518, right of use assets amortization of $1,066 and bad debt expense of $302.

For the nine months ended October 2, 2021, net cash used in operations of $9,774 was primarily attributable to net income of $14,873 and changes in operating assets and liabilities totaling $(9,206), offset by non-cash adjustments of $(15,441). Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $5,343, decrease in prepaid expenses and other current assets of $289, decrease in other assets of $438, decrease in current liabilities of $105, decrease in long term liabilities of $349, decrease in accounts payable and accrued expense of $2,356 and decrease in payables to related parties of $326. Total non-cash adjustments of $(15,441) primarily include forgiveness of PPP loan and related accrued interest of $19,609, offset by foreign currency re-measurement loss on intercompany loan of $219, depreciation and amortization of intangible assets of $2,122, stock-based compensation of $350, amortization of debt discounts and deferred financing of $365, right of use assets amortization of $852 and bad debt expense of $260.

Investing activities

For the nine months ended October 1, 2022, net cash flows provided by investing activities totaled $5,958 primarily due to the acquisition of Headway, net of cash acquired, totaling $1,395 and $5,282 related to collection of UK factoring facility deferred purchase price, partially offset by purchase of property and equipment of $719.

For the nine months ended October 2, 2021, net cash flows provided by investing activities was $5,249, of which $5,349 was related to collection of the beneficial interest from HSBC and partially offset by purchase of property and equipment of $100.

Financing activities

For the nine months ended October 1, 2022, net cash flows used in financing activities totaled $358 primarily due to proceeds from sale of common stock of $4,013, and proceeds from term loan of $67, offset by repayments of $3,345 on accounts receivable financing, net, repayment of term loan of $379, payment of $160 towards the Headway earnout, and third party financing costs of $554.

For the nine months ended October 2, 2021, net cash flows used in financing activities totaled $3,574 primarily due to proceeds from sale of common stock of $33,769, proceeds from related party note of $130, and proceeds from sale of Series F Preferred Stock of $4,698, offset by repayments of $3,659 on accounts receivable financing, net, repayment of term loan of $29,244, dividends paid to Jackson of $591, redemption of Series E preferred stock of $4,908 and third party financing costs of $3,769.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to the Annual Report on Form 10-K filed with the SEC on June 24, 2022 for the fiscal year ended January 1, 2022. There have been no changes to our critical policies during the nine months ended October 1, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of Key Resources, Inc. (“KRI”), Pamela D. Whitaker (“Whitaker” or “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe Staffing Services LLC (“Monroe”) and the Company (collectively, the “Defendants”) arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a Share Purchase Agreement pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI, to Monroe in August 2018. Whitaker sought $4,054 in alleged damages. As of October 1, 2022, the $4,054 is included with the Headway earnout as part of Earnout liabilities.

Defendants removed the action to the Middle District of North Carolina on January 7, 2020, and Plaintiff moved to remand on February 4, 2020. Briefing on the motion to remand concluded on February 24, 2020. Separately, Defendants moved to dismiss the action on January 14, 2020, based on Plaintiff’s failure to state a claim, improper venue, and lack of personal jurisdiction as to defendant Staffing 360 Solutions, Inc. Alternatively, Defendants sought a transfer of the action to the Southern District of New York, based on the plain language of the Share Purchase Agreement’s forum selection clause. Briefing on Defendants’ motion to dismiss concluded on February 18, 2020. On February 28, 2020, Plaintiff moved for leave to file an amended complaint. Defendants filed their opposition to the motion for leave on March 19, 2020. Plaintiff thereafter filed a reply.

On June 29, 2020, Magistrate Judge Joe L. Webster issued a Report and Recommendation on the pending motions, recommending that Defendants’ motion to dismiss be granted with regard to Defendants’ request to transfer the matter to the Southern District of New York, and denied in all other regards without prejudice to Defendants raising those arguments again in the new forum. Magistrate Judge Webster also recommended that Plaintiff’s motion to remand be denied and motion to amend be left to the discretion of the Southern District of New York.

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021, and filed their opening brief on April 21, 2021. Plaintiff filed her response brief on May 21, 2021, and Defendants replied on June 11, 2021. Oral argument was held on March 9, 2022. On July 22, 2022, the Fourth Circuit issued a decision to vacate the District Court’s decision and ordered the North Carolina District Court to transfer the North Carolina Action to the Southern District of New York for adjudication there in accordance with the Share Purchase Agreement’s forum selection clause.

Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc. v. Whitaker

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

On April 9, 2021, Whitaker renewed her motion to dismiss on procedural grounds, requesting dismissal of the action or, in the alternative, a stay of the proceeding pending adjudication on the merits of the North Carolina Action. On May 14, 2021, Monroe and the Company filed an opposition to the motion to dismiss. On June 21, 2021, Whitaker filed a reply in further support of the motion. The Court referred the case to Magistrate Judge Barbara Moses, who held oral argument on the motion on November 9, 2021. On March 8, 2022, Magistrate Judge Moses stayed the action pending a decision by the Fourth Circuit on the appeal filed by Monroe and the Company in the North Carolina Action.

In light of the Fourth Circuit’s issuance of its July 22, 2022, decision and order transferring the North Carolina Action to the Southern District of New York, on August 1, 2022, the parties to the New York Action wrote to the Magistrate overseeing the matter to request a conference to address, inter alia, the resumption of discovery in light of the Fourth Circuit’s Order issued on July 22, 2022. On August 3, 2022, Magistrate Judge Moses lifted the stay previously imposed in the matter and ordered the parties to appear at a teleconference held on August 16, 2022. At the teleconference, the parties agreed that the North Carolina Action would be dismissed following its transfer to the Southern District of New York without prejudice to Whitaker’s right to assert the same causes of action, based on substantially similar allegations, as counterclaims in the New York Action and that Whitaker would have until September 30, 2022, to do so. The Court ordered the parties to submit a stipulation to this effect by August 23, 2022. Per the Court’s Order, on August 22, 2022, the parties filed a stipulation and proposed order whereby the parties agreed that Whitaker would voluntarily dismiss the North Carolina Action, and would reassert the causes of action set forth in the Proposed Amended Complaint filed in the North Carolina Action as counterclaims in the New York Action; and set forth deadlines for the filing of Whitaker’s answer and counterclaims Plaintiffs’ response to such counterclaims. The Court so-ordered that stipulation on August 23, 2022.

On September 30, 2022, Whitaker filed an answer and counterclaims, including (1) a cause of action for breach of contract, which was substantially similar to Whitaker’s breach of contract in the North Carolina Action (the “Breach of Contract Counterclaim”), and (2) a cause of action under New York and North Carolina consumer protection statutes, asserting that that Plaintiffs exhibited a pattern and practice in the purchase of businesses similar to KRI by which they allegedly, “endeavor[] to acquire the purchased company at a discount of the agreed-upon purchase price by making an initial down payment, then reneging on payment of deferred compensation or earnouts and fabricating a pretextual reason for nonpayment at the time the deferred compensation or earnouts become due” (the Consumer Protection Counterclaim”). For the Consumer Protection Counterclaim, Defendant seeks to recover the full amount of the Earnout Payments ($4,054,396)—the very same damages sought by Defendant’s Contract Counterclaim—as well as trebled damages pursuant to the North Carolina statute, and interest.

On October 12, 2022, the parties filed a joint pre-conference statement pursuant to the court’s August 24, 2022, order scheduling an initial case management conference. Pursuant to that order, on October 19, 2022, the Court held an initial case management conference. Later that day, the Court issued an initial case management order which set forth relevant deadlines, including the close of fact discovery on April 21, 2023, and the close of all discovery (including expert discovery) on July 19, 2023.

On November 11, 2022, Plaintiffs moved to dismiss the Consumer Protection Counterclaim.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

Item 1A. Risk Factors.

You should carefully consider and evaluate the information in this Quarterly Report on Form 10-Q and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on form 10-K for the fiscal year ended January 1, 2022. Except as set forth below, there have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

We may not be able to obtain funding or obtain funding on acceptable terms. This may hinder or prevent us from meeting our future capital needs.

Our credit facilities with MidCap and Jackson each contain certain financial covenants and we have had instances of non-compliance. As of October 1, 2022, the Company were in compliance with its financial covenants with MidCap and Jackson. In future periods, our failure to meet these financial covenants could constitute an event of default under the Credit and Security Agreement with MidCap and the Third Amended and Restated Note Purchase Agreement with Jackson.

These instances of non-compliance and the deterioration of the credit and capital markets increase uncertainty that additional funding will be available to us if needed or when needed. Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of securities during the period covered by this Quarterly Report on Form 10-Q that have not been previously reported in a Current Report on Form 8-K. We have not made any purchases of our own securities during the time period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.2	Form of Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.3	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.4	Warrant Agreement dated October 27, 2022, by and between the Company and Jackson Investment Group, LLC (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.1	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
10.2	Form of Registration Rights Agreement (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
10.3	Amendment No. 23 to the Credit and Security Agreement, dated September 26, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.4	Amendment No. 24 to the Credit and Security Agreement, dated September 29, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.5	Limited Consent to Second Amended and Restated Note Purchase Agreement, dated September 28, 2022 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.6	Amendment No. 25 to the Credit and Security Agreement, dated October 13, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.7	Limited Consent to Second Amended and Restated Note Purchase Agreement, dated October 13, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.8	Amendment No. 26 to the Credit and Security Agreement, dated October 20, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.9	Limited Consent to Second Amended and Restated Note Purchase Agreement, dated October 21, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.10(1)	Third and Amended and Restated Note Purchase Agreement, dated October 27, 2022, by and between the Company and Jackson Investment Group, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.11

Third Amended and Restated Senior Secured 12% Promissory Note issued on October 27, 2022 to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.12(1)	Omnibus Amendment and Reaffirmation Agreement, dated October 27, 2022, by and between Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.13	Amendment No. 4, dated October 27, 2022, to Amended and Restated Warrant Agreement, by and between Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.14(1)	Amendment No. 27 to the Credit and Security Agreement, dated October 27, 2022, by and between Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.15	Fifth Amendment to Intercreditor Agreement, dated October 27, 2022, by and among Staffing 360 Solutions, Inc., Jackson Investment Group, LLC and MidCap Funding X Trust (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

(1)	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: November 21, 2022	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Nick Koutsivitis
Nick Koutsivitis
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

