Form 10-K
period 2022-12-31
Staffing 360 Solutions, Inc.
filed 2023-05-19
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of July 2, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $14,549 ($000’s) based on the closing price (last sale of the day) for the registrant’s common stock on the Nasdaq Capital Market on July 2, 2022 of $6.18 per share.

As of May 19, 2023, 4,311,020 common stock, $0.00001 par value, were outstanding.

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

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the period ended December 31, 2022.

PART I

ITEM 1. BUSINESS

General

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation, which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012. On June 15, 2017, we changed our domicile to the State of Delaware. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring, suitable, mature, profitable, operating, domestic and international staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration and light industrial disciplines.

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

Operating History

We generated revenue of $244,917 and $197,770 for the years ended December 31, 2022 (“Fiscal 2022”) and January 1, 2022 (“Fiscal 2021”), respectively. This increase was primarily caused by the acquisition of Headway Workforce Solutions (“Headway”), as well as the ongoing expected recovery due to the impact of the COVID-19 pandemic.

Headway Acquisition

On April 18, 2022, we entered into a Stock Purchase Agreement with Headway and Chapel Hill Partners, LP, as the representatives of all the stockholders of Headway, pursuant to which, among other things, we agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement (the “Headway Acquisition”). On May 18, 2022, the Headway Acquisition closed. The purchase price in connection with the Headway Acquisition was approximately $9,000. Pursuant to certain covenants in the Stock Purchase Agreement, the Company may be subject to a Contingent Payment of up to $4,450 based on the Adjusted EBITDA (such term as defined in the Stock Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Stock Purchase Agreement), subject to additional potential adjustments tied to customary purchase price adjustments described in the Stock Purchase Agreement.

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

We consider ourselves a temporary staffing company within the broader staffing industry. However, we provide permanent placements at the request of existing clients and some consulting services clients.

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

Competition

Our staffing divisions face competition in attracting clients as well as temporary candidates. The staffing industry is highly competitive, with a number of firms offering services similar to those provided by us on a national, regional or local basis. In many areas, the local staffing companies are our strongest competitors. The most significant competitive factors in the staffing business are price and reliability of service. We believe its competitive advantage stems from its experience in niche markets, and commitment to the specialized employment market, along with its growing global presence.

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

Employees

We employ approximately 265 full-time employees as part of our internal operations. Additionally, we employ more than 6,000 individuals that are placed directly with our clients through our various operating subsidiaries.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC, before making an investment decision regarding our common stock.

●	We have incurred significant losses since our inception and may continue to incur losses and thus may never achieve or maintain profitability;
●	Our debt level could negatively impact our financial condition, results of operations and business prospects;
●	Our debt instruments contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business;
●	The Jackson Note is secured by substantially all of our assets that are not secured by our revolving loans facility with Midcap in the U.S. and HSBC in the U.K., and the terms of the Jackson Note may restrict our current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured lender;
●	We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline;
●	We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings under our debt instruments, we may not be able to continue our operations;
●	The continuing uncertainty surrounding the implementation of Brexit and future arrangements between the U.K and the European Union may impact our U.K. operations;
●	Our revenue may be adversely affected by fluctuations in currency exchange rates;
●	Our revenue can vary because our customers can terminate their relationship with us at any time with limited or no penalty;
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk that our services could become obsolete or uncompetitive;
●	We have been and may be exposed to employment-related claims and losses, including class action lawsuits, which could have a material adverse effect on our business;
●	Our growth of operations could strain our resources and cause our business to suffer;
●	Our strategy of growing through acquisitions may impact our business in unexpected ways;
●	A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly;
●	We depend on attracting, integrating, managing, and retaining qualified personnel;
●	If we are unable to retain existing customers or attract new customers, our business and results of operations could suffer;
●	We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, our customer relationships and our ability to attract new customers may be adversely affected; and
●	Our management has identified a material weakness in our internal control over financial reporting relating to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company. This material weakness, if not remediated, could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate internal controls over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.
●	Our management has identified a material weakness in our internal control over our goodwill assessment relating to the lack of a sufficient process for determining the valuation of goodwill assets. This material weakness, if not remediated, could result in material misstatements in our consolidated financial statements.

Risks Relating to Our Organization and Our Financial Condition

We have incurred significant losses since our inception and may continue to incur losses and thus may never achieve or maintain profitability.

We have incurred substantial losses since our inception, anticipate that we will continue to incur losses for the foreseeable future and may not achieve or sustain profitability. Because of the numerous risks and uncertainties associated with the staffing industry, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, stockholders’ equity and working capital. Our negative working capital and liquidity position combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic raise substantial doubt about our ability to continue as a going concern.

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

Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended December 31, 2022 expressing substantial doubt in our ability to continue as a going concern based on our negative working capital and liquidity position combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic and other macro-economic indicators. Our consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern, we may be forced to liquidate our assets which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital or to enter into strategic alliances.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of December 31, 2022, our total gross debt was approximately $18,265. Our level of debt could have significant consequences to our stockholders, including the following:

●	requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;
●	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;
●	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;
●	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;
●	increasing our vulnerability to both general and industry-specific adverse economic conditions including the economic consequences of the COVID-19 pandemic and its ongoing effects;
●	putting us at a competitive disadvantage versus less leveraged competitors; and
●	increasing vulnerability to changes in the prevailing interest rates.

Our ability to make payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. We had negative cash flows from operations for the fiscal year ended December 31, 2022, and we may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to our ability to expand our operations. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. A default on our debt obligations could have a material adverse effect on our business, financial condition and results of operations and may cause you to lose all or part of your investment.

Further, the outstanding Amended and Restated Senior Secured 12% Promissory Note (the “Jackson Note”) issued to Jackson Investment Group LLC (“Jackson”) and due October 14, 2024 contains certain customary financial covenants, and we have had instances of non-compliance. Management has historically been able to obtain, from Jackson, waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that we will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately. Our financing with MidCap Funding X Trust (“MidCap”) includes customary financial covenants and we have had instances of non-compliance. We have been able to obtain forbearance of any non-compliance from MidCap, and management expects to continue to be able to obtain necessary forbearance in the event of future non-compliance; however, there can be no assurance that we will be able to obtain such forbearance, and should MidCap refuse to provide a forbearance in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

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

The Jackson Note is secured by substantially all of our assets that are not secured by our revolving loan facility with Midcap and HSBC in the U.K., and the terms of the Jackson Note may restrict our current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured lender.

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

We review the recoverability of goodwill and other indefinite lived intangible assets annually as of the first day of our fiscal fourth quarter, and whenever events or circumstances indicate that the carrying value of a reporting unit, including goodwill, or an indefinite lived intangible asset may not be recoverable.

To evaluate goodwill and other indefinite lived intangible assets for impairment, we may use qualitative assessments to determine whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an indefinite lived intangible asset is less than its carrying amount. The qualitative assessments require assumptions to be made regarding multiple factors, including the current operating environment, historical and future financial performance and industry and market conditions. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. Alternatively, we may elect to bypass the qualitative assessment and instead perform a quantitative impairment test to calculate the fair value of the reporting unit in comparison to its associated carrying value.

The quantitative impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Because a number of factors may influence determinations of fair value of goodwill, we are unable to predict whether impairments of goodwill will occur in the future, and there can be no assurance that continued conditions will not result in future impairments of goodwill. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or the general business climate; and (vi) a significant downturn in employment markets in the United States. Any such impairment would result in us recognizing a non-cash charge in our consolidated statement of operations, which could adversely affect our business, results of operations and financial condition.

We cannot accurately predict the effect of the weakness in the national economy on our future operating results or the market price of our voting common stock.

The national economy in general is currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in national or local economic conditions would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our voting common stock to decline. While it is impossible to predict how long these conditions may exist, the current economic downturn could present substantial risks for some time for the banking industry and for us. The Company currently does not have any exposure to Silicon Valley Bank, Signature Bank or other banks that have recently faced collapse.

We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

As of December 31, 2022, we had a working capital deficiency of $20,050, an accumulated deficit of $101,015 and a net loss for the fiscal year ended December 31, 2022 of $16,994. We will need to raise additional capital to pursue growth opportunities, improve our infrastructure, finance our operations and otherwise make investments in assets and personnel that will allow us to remain competitive. Additional capital would be used to accomplish the following:

●	financing our current operating expenses;
●	pursuing growth opportunities;
●	making capital improvements to improve our infrastructure;
●	hiring and retaining qualified management and key employees;
●	responding to competitive pressures;
●	complying with regulatory requirements; and
●	maintaining compliance with applicable laws.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then-outstanding. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings. In connection with this offering, we may agree to amend the terms of certain of our outstanding warrants held by certain purchasers in this offering. Any such amendments may, among other things, decrease the exercise prices or increase the term of exercise of those warrants.

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

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and we ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We review the recoverability of goodwill and other indefinite lived intangible assets annually as of the first day of our fiscal fourth quarter, and whenever events or circumstances indicate that the carrying value of a reporting unit, including goodwill, or an indefinite lived intangible asset may not be recoverable.

To evaluate goodwill and other indefinite lived intangible assets for impairment, we may use qualitative assessments to determine whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an indefinite lived intangible asset is less than its carrying amount. The qualitative assessments require assumptions to be made regarding multiple factors, including the current operating environment, historical and future financial performance and industry and market conditions. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. Alternatively, we may elect to bypass the qualitative assessment and instead perform a quantitative impairment test to calculate the fair value of the reporting unit in comparison to its associated carrying value.

The quantitative impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Because a number of factors may influence determinations of fair value of goodwill, we are unable to predict whether impairments of goodwill will occur in the future, and there can be no assurance that continued conditions will not result in future impairments of goodwill. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or the general business climate; and (vi) a significant downturn in employment markets in the U.S. Any such impairment would result in us recognizing a non-cash charge in our consolidated statement of operations, which could adversely affect our business, results of operations and financial condition.

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

In addition, our operating results tend to be unpredictable from quarter to quarter. Demand for our services is typically lower during traditional national vacation periods in the U.S. and the U.K. when customers and candidates are on vacation. No single quarter is predictive of results of future periods. Any extended period of time with low operating results or cash flow imbalances could have a material adverse effect on our business, financial condition and results of operations.

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

We are a party to certain legal proceedings as further described under “Legal Proceedings”. In addition, from time to time, we may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business and relate to contractual and other obligations. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

The continuing uncertainty surrounding the implementation of Brexit and future arrangements between the U.K and the European Union may impact our U.K. operations.

Pursuant to a June 2016 referendum, the U.K. left the European Union on January 31, 2020. Following a transition period, the U.K. and the European Union signed a Trade and Cooperation Agreement, which came into full force on May 1, 2021 and set out the foundation of the economic and legal framework for trade between the U.K. and the European Union. While we have yet to experience any negative impacts, there may continue to be economic uncertainty surrounding the consequences of Brexit and the U.K.’s future arrangements with the European Union that could adversely impact customer confidence, resulting in customers reducing their spending budgets on our services. There has been volatility in currency exchange rate fluctuations between the U.S. dollar relative to the British pound, which could continue, as well as market volatility, which contribute to instability in global financial and foreign exchange markets, political institutions, and regulatory agencies as negotiations of trade deals between the U.K. and the European Union, and also between the U.K. and other countries. These and other adverse consequences such as reduced consumer spending, deterioration in economic conditions, loss of key international employees, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.

Our revenue may be adversely affected by fluctuations in currency exchange rates.

A significant portion of our expenditures are derived or spent in British pounds. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the British pound will impact the amount of our revenues and net income. For example, if the British pound appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the British pound depreciates relative to the U.S. dollar, which was the case during 2022, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported consolidated sales even though we may have experienced an increase in sales transacted in the British pound. Conversely, the impact of currency fluctuations may result in an increase in reported consolidated sales despite declining sales transacted in the British pound. The exchange rate from the U.S. dollar to the British pound has fluctuated substantially in the past and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

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

Substantially all of our revenue is derived from multi-year contracts that are terminable for convenience. Under our multi-year agreements, we contract to provide customers with staffing services through work or service orders at the customers’ request. Under these agreements, our customers often have little or no obligation to request our staffing services. In addition, most of our contracts are cancellable on limited notice, even if we are not in default under the contract. We may hire employees permanently to meet anticipated demand for services under these agreements that may ultimately be delayed or cancelled. We could face a significant decline in revenues and our business, financial condition or results of operations could be materially adversely affected if:

●	we see a significant decline in the staffing services requested from us under our service agreements; or
●	our customers cancel or defer a significant number of staffing requests; or our existing customer agreements expire or lapse and we cannot replace them with similar agreements.

We could be adversely affected by risks associated with acquisitions and joint ventures.

We are engaged in the acquisition of U.S. and U.K. based staffing companies, and our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. To date, we have completed 11 acquisitions. We intend to expand our business through acquisitions of complementary businesses, services or products, subject to our business plans and management’s ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing service categories. In certain circumstances, acceptable investments or acquisition targets might not be available. Acquisitions involve a number of risks, including:

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

In addition, the terms of the Jackson Note limit our ability to consolidate, merge, or transfer all or substantially all of our assets or to effect a change in control of ownership of our company. A breach of such restrictions could result in a default under the Jackson Note, under which Jackson may elect to declare all outstanding borrowings under the Jackson Note, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.

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

Risks Relating to Our Business and Industry

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

Even if we are successful in acquiring, our acquisitions may subject our business to risks that may impact our results of operations, including:

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

Our common stock is listed on the Nasdaq Capital Market (Nasdaq”). We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on Nasdaq. We have in the past received deficiency letters from the Listing Qualifications Department of Nasdaq indicating that we did not meet the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) or the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Requirement”).

For example, on June 3, 2020, we received a letter from the Staff (the “Staff”) of Nasdaq notifying us that we were no longer in compliance with the Stockholders’ Equity Requirement for continued listing on Nasdaq. A hearing before the Nasdaq Hearings Panel (the “Panel”) was held on January 21, 2021, and we were granted an extension to regain compliance until February 28, 2021, which was subsequently further extended to May 31, 2021. On June 28, 2021, we received a letter from the Staff notifying us that the Panel determined that we had regained compliance with the Stockholders’ Equity Requirement. The Panel also imposed a panel monitor (the “Panel Monitor”) under Nasdaq Listing Rule 5815(d)(4)(A) for a period of one year from the date of the June 28, 2021 letter, during which period we were expected to remain in compliance with all of Nasdaq’s continued listing requirements.

On February 23, 2022, we received a letter from the Staff notifying us that we were no longer in compliance with the Minimum Bid Price Requirement, for continued listing on Nasdaq. On April 12, 2022, we received a letter from Nasdaq notifying us that the Panel determined to grant our request for continued listing on Nasdaq, subject to, among other provisions, effecting a reverse stock split and demonstrating compliance with the Minimum Bid Price Requirement. On each of April 19, 2022 and May 20, 2022, we received letters from the Staff notifying us that as we had not yet filed our Form 10-K for the period ended January 1, 2022 and our Form 10-Q for the period ended April 2, 2022, each such matter serving as an additional basis for delisting our securities from Nasdaq under Nasdaq Listing Rule 5810(c)(2)(A). On May 4, 2022 the Panel granted us an extension request until July 11, 2022 to demonstrate compliance with the Minimum Bid Price Requirement.

On June 23, 2022, we effected the 1-for-10 Reverse Stock Split, on June 24, 2022, we filed our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, and on July 14, 2022, we filed our Quarterly Report on Form 10-Q for the period ended April 2, 2022. On July 15, 2022, we received a letter from the Staff informing us that we had regained compliance with the Minimum Bid Price Requirement and the subsequent delinquency concerns as described above. The letter additionally informed us that we are in compliance with the terms of the Panel Monitor. We are now in compliance with the listing requirements required for continued listing on Nasdaq. Accordingly, the Panel determined to continue the listing of our securities on Nasdaq and the aforementioned matters are now closed.

If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability to raise future capital through the sale of our shares or issue our shares as consideration in acquisitions could be severely limited. Additionally, we may not be able to list our common stock on another national securities exchange, which could result in our securities being quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

We have suspended our dividends in the past and we may not pay dividends on our common stock for the foreseeable future.

We initiated a dividend program in early 2019 under which we intended to pay a regular quarterly cash dividend of $0.10 per share to holders of our common stock. The first such dividend was paid on February 28, 2019, to shareholders of record as of February 15, 2019, but subsequent dividends were suspended by our Board. In the future, our Board may, without advance notice, determine to initiate, reduce or suspend our dividends in order to maintain our financial flexibility and best position us for long-term success. The declaration and amount of future dividends is at the discretion of our Board and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board deems relevant. In addition, we are limited in our ability to pay dividends by certain of our existing agreements. In particular, our debt agreements only permit us to pay a quarterly cash dividend of one cent per share of common stock issued and outstanding, provided, that such cash dividend does not exceed $100 in the aggregate per fiscal quarter. We may not pay such dividends if any events of default exist under our debt agreements.

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

In the event of our liquidation, dissolution or winding-up, our proceeds and/or assets remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the stockholders of common stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such our liquidation, dissolution or winding-up. In this event, you could lose some or all of your investment.

General Risk Factors

Global, market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 pandemic, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries, following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

The COVID-19 pandemic and its ongoing effects has adversely affected our business and may continue to adversely affect our business.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and spread globally. The COVID-19 pandemic has, from time to time, led to government-imposed quarantines, limitations on business activity and shelter-in-place mandates to mitigate or contain the virus, and has contributed to financial market volatility and uncertainty, significant disruptions in general commercial activity and the global economy, including in the U.S. and the U.K. where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients. As a result, we are subject to the plans and approaches of our clients have made to address the COVID-19 pandemic, such as whether they support remote working or if they have simply closed their facilities and furloughed employees. To the extent that our clients were to decide or are required to close their facilities, or not permit remote work when they close facilities, we would no longer generate revenue and profit from that client. In addition, in the event that our clients’ businesses suffer or close as a result of the COVID-19 pandemic, we may experience decline in our revenue or write-off of receivables from such clients. Developments such as social distancing and shelter-in-place directives have impacted our ability to deploy our staffing workforce effectively during the COVID-19 pandemic, thereby impacting contracts with customers in our commercial staffing and professional staffing business streams, and may continue to impact our business and results of operations should such measures be implemented again. While some government-imposed precautionary measures have been relaxed in certain countries or states, more strict measures may be put in place again due to a resurgence in COVID-19 cases or emergence of new variants of the virus.

Our business was impacted in the years ended December 31, 2022 and January 1, 2022, by numerous government-mandated lockdown periods in the U.S. and U.K. This had a large impact on the financial results of our numerous business streams, which differed in their financial recoveries primarily due to the geographies and industries in which they operate.

The ultimate impact of the COVID-19 pandemic and its ongoing effects continues to be highly uncertain and subject to future developments. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock and affect our ability to successfully raise needed capital. If we are unsuccessful in raising capital in the future, we may need to reduce activities, curtail or cease operations. The COVID-19 pandemic and its ongoing effects may continue to disrupt the marketplaces in which we operate, which may negatively affect our business, results of operations and overall liquidity, as it has previously.

We depend on attracting, integrating, managing, and retaining qualified personnel.

Our success is substantially dependent upon our ability to attract, integrate, manage and retain personnel who possess the skills and experience necessary to fulfill our customers’ needs. Our ability to hire and retain qualified personnel could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified personnel, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to manage the performance of our personnel. Failure to successfully manage the performance of our personnel could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income. An overall tightening and competitive labor market in the U.S. employment market generally, especially in response to the COVID-19 pandemic, has been observed in the U.S. A sustained labor shortage or increased turnover rates within our employee base, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate and our overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures, we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Our business could be interrupted by damage to or disruption of our computer and telecommunications equipment and software systems, and we may lose data. Our customers’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our customers may be impaired, we may lose customers, our ability to attract new customers may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate. If an interruption by damage to or disruption of our computer and telecommunications equipment and software systems occurs, we could be liable, and the market perception of our services could be harmed.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and the SEC rules require that our management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. During the preparation of our financial statements for the year ended December 31, 2022, we and our auditors identified a material weakness in our internal control over financial reporting. We lack a sufficient complement of competent finance personnel to appropriately account for, review, and disclose the completeness and accuracy of transactions entered into by us. In addition, the Company has ineffective design and operating effectiveness over forecasts used in our annual goodwill and intangibles evaluation. As part of our remediation plan, we hired additional employees and external consultants who have the technical skillset to improve our financial reporting; implement new policies, procedures and controls; properly review transactions recorded and classified in the financial statements; provide effective design and operating effectiveness over forecasts; and ensure proper accounting and related disclosures for complex accounting matters when necessary both in the U.S. and U.K.

Although we are working to remedy the material weaknesses in our internal controls over financial reporting discussed above and have so far implemented additional controls relating to payroll, treasury, and accounts payable, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal control over financial reporting relating the above items could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.

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

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our business have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of our business or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As a public company, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and Nasdaq, have imposed various requirements on public companies. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in required accounting practices and rules adopted by the SEC and Nasdaq, would likely result in increased costs to us as we respond to their requirements.

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

All offices are operated from leased space ranging from approximately 1,200 to 10,000 square feet, typically through operating leases with terms that range from six months to ten years, and thus with expirations from 2023 through 2029. We believe that our facilities are adequate for our current requirements and that the Company’s leasing strategies provide us with sufficient flexibility to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On December 5, 2019, former owner of Key Resources, Inc. (“KRI”), Pamela D. Whitaker (“Whitaker” or “Plaintiff”), filed a complaint in Guilford County, North Carolina (the “North Carolina Action”) asserting claims for breach of contract and declaratory judgment against Monroe Staffing Services LLC (“Monroe”) and the Company (collectively, the “Defendants”) arising out of the alleged non-payment of certain earn-out payments and interest purportedly due under a share purchase agreement (the “Whitaker Share Purchase Agreement”) pursuant to which Whitaker sold all issued and outstanding shares in her staffing agency, KRI, to Monroe in August 2018. Whitaker sought $4,054,395 in alleged damages.

Defendants removed the action to the Middle District of North Carolina on January 7, 2020, and Plaintiff moved to remand on February 4, 2020. Briefing on the motion to remand concluded on February 24, 2020. Separately, Defendants moved to dismiss the action on January 14, 2020, based on Plaintiff’s failure to state a claim, improper venue, and lack of personal jurisdiction as to defendant Staffing 360 Solutions, Inc. Alternatively, Defendants sought a transfer of the action to the Southern District of New York, based on the plain language of the Whitaker Share Purchase Agreement’s forum selection clause. Briefing on Defendants’ motion to dismiss concluded on February 18, 2020. On February 28, 2020, Plaintiff moved for leave to file an amended complaint. Defendants filed their opposition to the motion for leave on March 19, 2020. Plaintiff thereafter filed a reply.

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

Plaintiff filed an objection to the Report and Recommendation on July 9, 2020. Defendants responded on July 23, 2020. On February 19, 2021, the District Court issued a decision that reversed the Magistrate Judge’s Order. The District Court granted Plaintiff’s motion to remand and denied Defendants’ motion to dismiss as moot. Defendants filed a Notice of Appeal to the Fourth Circuit on February 25, 2021, and filed their opening brief on April 21, 2021. Plaintiff filed her response brief on May 21, 2021, and Defendants replied on June 11, 2021. Oral argument was held on March 9, 2022. On July 22, 2022, the Fourth Circuit issued a decision to vacate the District Court’s decision and ordered the North Carolina District Court to transfer the North Carolina Action to the Southern District of New York for adjudication there in accordance with the Whitaker Share Purchase Agreement’s forum selection clause.

Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc. v. Whitaker

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”). The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the Whitaker Share Purchase Agreement. The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6,000. On April 28, 2020, Whitaker filed a motion to dismiss the New York Action on both procedural and substantive grounds. On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss. On July 9, 2020 Whitaker filed reply papers in further support of the motion.

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

On November 11, 2022, Plaintiffs moved to dismiss the Consumer Protection Counterclaim. Briefing on Plaintiffs’ motion was completed on December 22, 2022. The motion to dismiss remains pending. Monroe and the Company intend to pursue their claims vigorously.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s common stock are traded on Nasdaq under the ticker symbol “STAF.”

Holders of Common Stock

As of May 18, 2023, there were approximately 504 shareholders of record of the Company’s common stock.

Recent Sales of Unregistered Securities

Other than those sales of unregistered securities that have been disclosed by the Company in its Quarterly Reports on Form 10-Q or its Current Reports on Form 8-K, the following are the only sales of unregistered securities during the period January 2, 2022 through December 31, 2022 - we issued 5,000 shares of common stock to each of Terri MacInnis and Harvey Bibicoff, with an aggregate value of $30 in return for investor relations advisory services. The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act.

Dividends

We initiated a dividend program in early 2019 under which we intended to pay a regular quarterly cash dividend of $0.10 per share to holders of our common stock. The first such dividend was paid on February 28, 2019 to shareholders of record as of February 15, 2019, but subsequent dividends were suspended by our Board. In the future, our Board may, without advance notice, determine to initiate, reduce or suspend our dividends in order to maintain our financial flexibility and best position us for long-term success. The declaration and amount of future dividends is at the discretion of our Board and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board deems relevant. In addition, we are limited in our ability to pay dividends by certain of our existing agreements. In particular, our debt agreements only permit us to pay a quarterly cash dividend of one cent per share of common stock issued and outstanding, provided that such cash dividend does not exceed $100 in the aggregate per fiscal quarter.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Annual Report, including the “Risk Factors” in Item 1A of this Annual Report and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

The Company focuses on five strategic verticals that represent sub-segments of the staffing industry. These five strategic pillars, Accounting & Finance, Information Technology, Engineering, Administration, and Commercial are the basis for the Company’s sales and revenue generation and its growth acquisition targets. The acquisition of Headway in May 2022 added 33% revenue, or $60.7 million to $184.1 million of revenue from the business excluding Headway. In addition, it added strategic levers that the Company will build upon moving forward. The Headway business included approximately $60 million in EOR (“Employer of Record”) service contracts. EOR projects are typically large volume, long-term providing HR outsourcing of payroll and benefits for a contingent workforce. EOR projects while priced with lower gross margin percentages than traditional temporary staffing assignments, yield a comparable contribution as a result of lower costs to deliver these services. Typical contribution for EOR projects would be 80-85% of the gross profit earned, compared to 40-50% for traditional staffing which negates the impact of lower gross margins. This EOR service offering could be easily added to the Company’s other Brands, providing for a growth element within the existing client base, both in the US and UK markets. The Headway business also brought an active workforce in all 50 states in the US, as well as Puerto Rico and Washington DC. This will provide for potential expansion of accounts for all brands in the group’s portfolio (“Brands”).

The Company has developed a centralized, sales and recruitment hub in both the US and UK markets. The addition of Headway, with its single office, and nationwide coverage for operations, supports and accelerates the Company’s objective of driving efficiencies through the use of technology, deemphasizing bricks and mortar, supporting more efficient and cost-effective service delivery for all Brands.

The Company has a management team with significant operational and M&A experience. The combination of this management experience and the increased opportunity for expansion of its Core Brands with EOR services and nationwide expansion, provide for the opportunity of significant organic growth, while plans to continue its business model, finding and acquiring suitable, mature, profitable, operating, U.S. and U.K. based staffing companies continues.

We effected a one-for-ten reverse stock split on June 24, 2022 (the “Reverse Stock Split”). All share and per share information in the consolidated financial statements has been retroactively adjusted to reflect the Reverse Stock Split.

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Business Streams. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed 11 acquisitions since November 2013.

Recent Developments

COVID-19

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The COVID-19 pandemic and its ongoing effects are continuing to impact worldwide economic activity, and activity in the U.S. and the U.K. where our operations are based. Much of the independent contractor work we provide to our clients is performed at the site of our clients. Given that the magnitude and duration of COVID-19’s impact on our business and operations remain uncertain, the continued spread of COVID-19 (including the emergence and persistence of variants relating thereto) and the imposition of related public health containment measures and travel and business restrictions could have a material adverse impact on our business, financial condition, operating results, and cash flows. While workforce disruptions relating to COVID-19 had largely subsided by the end of Fiscal 2022, a resurgence of COVID-19 or emergence of new and more infectious strains of COVID-19 or other viruses could negatively impact revenue in fiscal year 2023 and the Company’s overall liquidity.

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

In addition, the continuation or worsening of the COVID-19 pandemic, its ongoing effects or an outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition, and results of operations. In as much as we could, we have planned measures to navigate through a possible economic downturn should one occur.

Nasdaq Bid Price Requirement

On February 23, 2022, we received a letter from the Listing Qualifications of Nasdaq notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), for continued listing on Nasdaq. Pursuant to the Panel Decision, we were not eligible for the 180-day bid price compliance period set forth in the Listing Rules. On March 2, 2022, we timely requested a hearing before the Panel, which was held on March 31, 2022. On April 12, 2022, we received a letter from Nasdaq notifying us that the Panel determined to grant our request for continued listing on Nasdaq, subject to the following: (i) on or about May 2, 2022, we would advise the Panel of the status of the proxy statement it plans to file to obtain shareholder approval for a reverse stock split, (ii) on or about May 23, 2022, we would advise the Panel on the status of the shareholder meeting we plan to hold to obtain approval of the reverse stock split, (iii) on or about May 26, 2022, we would affect a reverse stock split and (iv) on or before about June 22, 2022, we would demonstrate compliance with the Bid Price Requirement by evidencing a closing bid price above $1.00 per share for the previous ten consecutive trading sessions. On each of April 19, 2022, and May 20, 2022, we received letters from the Staff notifying us that as we had not yet filed our Form 10-K for the period ended January 1, 2022 and our Form 10-Q for the period ended April 2, 2022, each such matter serving as an additional basis for delisting our securities from Nasdaq under Nasdaq Listing Rule 5810(c)(2)(A). On May 4, 2022, the Panel granted us an extension request until July 11, 2022 to demonstrate compliance with the Bid Price Requirement.

On June 23, 2022, we effected the Reverse Stock Split, on June 24, 2022, we filed our Annual Report on Form 10-K for the year ended January 1, 2022, and on July 14, 2022, we filed our Quarterly Report on Form 10-Q for the period ended April 2, 2022. On July 15, 2022, we received a letter from the Staff informing the Company that it had regained compliance with the Rule and the subsequent delinquency concerns as described above. The letter additionally informed us that we were in compliance with the terms of the Panel Monitor. We are now in compliance with the listing requirements required for continued listing on Nasdaq. Accordingly, the Panel determined to continue the listing of our securities on Nasdaq and the matter is now closed.

Headway Acquisition

On April 18, 2022, we entered into a Stock Purchase Agreement with Headway, pursuant to which, among other things, the Company agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Convertible Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement. On May 18, 2022, the Headway Acquisition closed.

The purchase price in connection with the Headway Acquisition was $9,000, subject to adjustment as provided in the Stock Purchase Agreement. Pursuant to certain covenants in the Stock Purchase Agreement, we may be subject to a Contingent Payment of up to $4,450 based on the Adjusted EBITDA (such term as defined in the Stock Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Stock Purchase Agreement). The purpose of the acquisition was to expand the market share of our primary business by providing future economic benefit of expanding services. We anticipate that the Headway Acquisition will provide us the ability to integrate the business of Headway into our existing temporary professional staffing business in the US within the expected timeframe which would enable us to operate more effectively and efficiently and to create synergy and to lower costs of operations.

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

In connection with the private placement, each investor entered into Warrant Amendment Agreements to amend the exercise prices of certain existing warrants to purchase up to an aggregate of 657,858 shares of our common stock that were previously issued to the investors, with exercise prices ranging from $18.50 to $38.00 per share and expiration dates ranging from July 22, 2026, to November 1, 2026. The Warrant Amendment Agreements became effective upon the closing of the July 2022 Private Placement and pursuant to the Warrant Amendment Agreements, the amended warrants have a reduced exercise price of $5.85 per share and expire five and one-half years following the closing of the July 2022 Private Placement.

We used the net proceeds received from the private placement for general working capital purposes.

Note Purchase Agreement with Jackson Investment Group, LLC

On October 27, 2022, the Company entered into the Third Amended and Restated Note Purchase Agreement with Jackson, which amended and restated the Amended Note Purchase Agreement, dated October 26, 2020, as amended, and issued to Jackson the Jackson Note, with a remaining outstanding principal balance of approximately $9.0 million.

Under the terms of the Third Amended and Restated Note Purchase Agreement and Jackson Note, the Company is required to pay interest on the Jackson Note at a per annum rate of 12% and in the event the Company has not repaid in cash at least 50% of the outstanding principal balance of the Jackson Note by October 27, 2023, then interest on the outstanding principal balance of the Jackson Note shall continue to accrue at 16% per annum of the outstanding principal balance of the Jackson Note until the Jackson Note is repaid in full. The Third Amended and Restated Note Purchase Agreement also extends the maturity date of the Jackson Note from October 28, 2022, to October 14, 2024.

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

In connection with the Third Amended and Restated Note Purchase Agreement, the Company issued 100,000 shares of its common and a warrant to purchase up to 24,332 shares of common stock at an exercise price of $3.06 per share which is exercisable six months from October 27, 2022, and expires on October 27, 2027.

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

Amendment to Credit and Security Agreement with MidCap

On October 27, 2022, the Company entered into Amendment No. 27 and Joinder Agreement to the Credit and Security Agreement (“Amendment No. 27”) with MidCap, dated April 8, 2015, which amended the Credit and Security Agreement. Amendment No. 27, among other things, (i) increases the revolving loan commitment amount from $25 million to $32.5 million (the “Loan”), (ii) extends the commitment expiry date from October 27, 2022 to September 6, 2024, and (iii) modifies certain of the financial covenants. Pursuant to Amendment No. 27, as long as no default or event of default under the Credit and Security Agreement as amended by Amendment No. 27 exists, upon written request by the Company and with the prior written consent of the agent and lenders, the Loan may be increased by up to $10 million in minimum amounts of $5 million tranches each, for an aggregate loan commitment amount of $42.5 million.

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

February 2023 Public Offering

On February 7, 2023, we entered into a securities purchase agreement with an institutional, accredited investor for the issuance and sale, in a best efforts public offering (the “February 2023 Offering”), of (i) 315,000 units (the “Units”), each Unit consisting of one share of our common stock and one warrant (the “February 2023 Warrants”) to purchase one share of common stock, and (ii) 1,569,516 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “February 2023 Pre-Funded Warrants”) to purchase one share of common stock and one February 2023 Warrant. The public offering price was $2.6532 per Unit and $2.6522 per Pre-Funded Unit. The February 2023 Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

In connection with the February 2023 Offering, the investor entered into a warrant amendment agreement (the “February 2023 Warrant Amendment Agreement”) with us to amend the exercise price of certain existing warrants to purchase up to an aggregate of 876,654 shares of common stock that were previously issued to the investor, with an exercise price of $5.85 per share and an expiration date of January 7, 2028. Pursuant to the February 2023 Warrant Amendment Agreement, the amended warrants have a reduced exercise price of $2.47 per share following the closing of the February 2023 Offering.

We intend to use the net proceeds from the February 2023 Offering for general working capital purposes.

For Fiscal 2022 and Fiscal 2021

	Year Ended December 31, 2022	% of Revenue	Year Ended January 1, 2022	% of Revenue	Growth
Revenue	$244,917	100.0%	$197,770	100.0%	23.8%
Cost of revenue	202,148	82.5%	163,903	82.9%	23.3%
Gross profit	42,769	17.5%	33,867	17.1%	26.3%
Operating expenses	56,226	23.0%	41,167	20.8%	36.6%
Loss from operations	(13,457)	-5.5%	(7,300)	-3.7%	84.4%
Other (expenses) income	(3,759)	-1.5%	15,101	7.6%	-124.9%
(Provision) Benefit for income taxes	222	0.1%	357	0.2%	-37.8%
Net (loss) income	$(16,994)	-6.9%	$8,158	4.1%	-308.3%

Revenue

For the year ended December 31, 2022, revenue increased by 23.8% to $244,917 as compared with $197,770 for the year ended January 1, 2022. Of that increase, $60,759 was attributable to the Headway acquisition, organic revenue declined by $6,924 from the prior year and unfavorable foreign currency translation declined by $6,687 as compared to the prior year.

The primary driver of the increase in temporary contractor revenue was due to the Headway Acquisition. The Headway Acquisition provided temporary contractor revenue of $60,759 during the twelve month period ended December 31, 2022. Temporary contractor revenue from the legacy business decreased by $14,189 from the year ended January 1, 2022, in large part due to certain accounts declining under challenging business conditions.

For the year ended December 31, 2022, revenue was comprised of $239,273 of temporary contractor revenue and $5,590 of permanent placement revenue, compared with $192,756 and $5,014 for the year ended January 1, 2022, respectively.

Cost of revenue, Gross profit and gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the year ended December 31, 2022, cost of revenue was $202,148, an increase of 23.3% from $163,903 for the year ended January 1, 2022. The overall increase in cost of revenue of $38,245 was primarily related to the Headway Acquisition. Headway added $51,461 cost of revenue for the period, while organic results were a decreased by $13,277, offset by a favorable currency adjustment of $5,587.

Gross profit for the year ended December 31, 2022, was $42,769, an increase of 26.3% from $33,867 for the year ended January 1, 2022, representing gross margin of 17.5% and 17.1% for each period, respectively. The increase was driven by the acquisition of Headway which generated $9,298 gross profit since its acquisition. Organic gross profit increased year over year by $765, offset by an unfavorable foreign currency adjustment of $1,100.

Operating expenses

Operating expenses for the year ended December 31, 2022, were $56,226, an increase of 36.6% from $41,167 for the year ended January 1, 2022. The increase in operating expenses was driven by the due diligence and the Headway Acquisition. Operating expenses were reduced substantially following the Headway Acquisition, combining back-office functions and improving efficiencies by eliminating duplicative services. Included in the year ended December 31, 2022 total of $56,226 and January 1, 2022 total of $41,167 are $10,000 and $3,104, respectively, for impairment of goodwill.

Other Income and Expenses

Other (expenses) income for the year ended December 31, 2022, were $(3,759), a decrease of 124.9% from $15,101 for the year ended January 1, 2022. The decrease was driven primarily by the PPP forgiveness gain of $19,609 in the year ended January 1, 2022. Interest expense and amortization of debt discount and deferred financing costs were $4,485 in the year ended December 31, 2022, compared with $4,215 in the year ended January 1, 2022, with increases due to the classification of dividends due on the shares of Series H Preferred Stock issued in connection with the Headway acquisition as interest expense, plus increases in floating rates of interest governing the Company’s asset-based lines of credit being substantially offset by reductions in secured indebtedness relating to the issuance of equity securities during both fiscal periods. Other income (loss) of $726 for the year ended December 31, 2022 related primarily to a prior year overstated tax liability accrual as compared to $(33) for the year ended January 1, 2022.

Non-GAAP Measures

To supplement our consolidated financial statements presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we also use non-GAAP financial measures and Key Performance Indicators (“KPIs”) in addition to our GAAP results. We believe non-GAAP financial measures and KPIs may provide useful information for evaluating our cash operating performance, ability to service debt, compliance with debt covenants and measurement against competitors. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

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

The following table details Revenue and Gross Profit by Business Streams:

	Years Ended
	December 31, 2022	Mix	January 1, 2022	Mix

Revenue
Commercial Staffing - US	$108,347	44%	$118,879	60%
Professional Staffing - US	76,720	31%	16,519	8%
Professional Staffing - UK	59,850	24%	62,372	32%
Total Revenue	$244,917		$197,770

Gross Profit
Commercial Staffing - US	$19,336	45%	$20,801	61%
Professional Staffing - US	13,506	32%	4,476	13%
Professional Staffing - UK	9,927	23%	8,590	25%
Total Gross Profit	$42,769		$33,867

Gross Margin
Commercial Staffing - US	17.8%		17.5%
Professional Staffing - US	17.6%		27.1%
Professional Staffing - UK	16.6%		13.8%
Total Gross Margin	17.5%		17.1%

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

	Years Ended
	December 31, 2022	January 1, 2022
Net (loss) income	$(16,994)	$8,158

Interest expense	3,881	3,856
Expense (benefit) from income taxes	(222)	(357)
Depreciation and amortization	3,594	3,118
EBITDA	$(9,741)	$14,775

Acquisition, capital raising and other non-recurring expenses (1)	7,046	3,510
Other non-cash charges (2)	848	361
Impairment of goodwill	10,000	3,104
Re-measurement gain on intercompany note	-	260
PPP Forgiveness Gain	-	(19,609)
Other (income) loss	(726)	33
Adjusted EBITDA	$7,427	$2,434

Adjusted EBITDA as percentage of Gross Profit	17.4%	7.2%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business. Due to government mandated restrictions, the Company had to temporarily close some of its offices and, due to social distancing restrictions, could not make full use of these facilities for significant periods of time during the year ended January 1, 2022.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of the Company’s efficiency for converting incremental gross profit into Adjusted EBITDA.

	December 31, 2022	January 1, 2022

Gross Profit - TTM (Current Period)	$42,769	$33,867
Gross Profit - TTM (Prior Period)	33,867	34,813
Gross Profit – Growth (Decline)	$8,902	$(946)

Adjusted EBITDA - TTM (Current Period)	$7,427	$2,434
Adjusted EBITDA - TTM (Prior Period)	2,434	4,663
Adjusted EBITDA – Growth (Decline)	$4,993	$(2,229)

Operating Leverage	56.1%	235.6%

Leverage Ratio Calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	December 31, 2022		January 1, 2022

Total Term Debt, Net	$17,303		$9,502
Addback: Total Debt Discount and Deferred Financing Costs	962		256
Total Debt	$18,265		$9,758

TTM Adjusted EBITDA	$7,427		$2,434

Pro Forma TTM Adjusted EBITDA	$7,427		$2,434

Pro Forma Leverage Ratio	2.46	x	4.01	x

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

	Years Ended
	December 31, 2022	January 1, 2022

Net cash flow used in operating activities	$(9,792)	$(14,634)

Collection of UK factoring facility deferred purchase price	6,978	7,311

Repayments on accounts receivable financing	(4,170)	(1,779)

Net cash used in operating activities including proceeds from accounts receivable financing	$(6,984)	$(9,102)

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

For the year ended December 31, 2022, the Company had a working capital deficit of $20,050, an accumulated deficit of $101,015, and a net loss of $16,994.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has unsecured payments due in the next 12 months associated with a historical acquisition and secured current debt arrangements representing approximately $8,593 which are in excess of cash and cash equivalents on hand as of December 31, 2022, in addition to funding operational growth requirements. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

In addition, beginning in January 2023 the Company has numerous contractual lease obligations representing an aggregate of approximately $9,828 related to current lease agreements. The Company intends to fund the majority of this by a combination of cash flow from operations, as well as the raising of capital through additional debt or equity.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

Operating activities

For Fiscal 2022, net cash used in operating activities of $9,792 was primarily attributable to changes in operating assets and liabilities totaling $8,120 and a net loss of $16,994, offset by non-cash adjustments of $15,322. Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $1,106, increase in accounts payable and accrued expenses of $4,985, decrease in other current liabilities of $594, decrease in other assets of $2,305, and decrease in prepaid expenses of $439, offset by increase in accounts payable – related party of $218 and increase in other long-term liabilities of $1,091. Non-cash add backs of $15,322 primarily relates to accounts receivable allowance of $284, offset by depreciation and amortization of intangible assets of $2,990, impairment of goodwill of $10,000, right of use assets depreciation of $1,390, amortization of debt discount and deferred financing of $603 and stock-based compensation of $623.

For Fiscal 2021, net cash used in operating activities of $14,634 was primarily attributable to changes in operating assets and liabilities totaling $11,601 and a net income of $8,158, offset by non-cash adjustments of $11,191. Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $3,765, decrease in accounts payable and accrued expenses of $2,479, decrease in interest payable – related party of $733, decrease in other current liabilities of $197, decrease in other assets of $50, and decrease in other long-term liabilities of $4,636, offset by increase in prepaid expenses of $260. Non-cash add backs of $11,191 primarily relates to PPP loan forgiveness of $19,609, offset by depreciation and amortization of intangible assets of $2,758, impairment of goodwill of $3,104, right of use assets depreciation of $1,299, amortization of debt discount and deferred financing of $359, stock-based compensation of $377, bad debt expense of $260, and remeasurement gain on intercompany note of $260.

Investing activities

For Fiscal 2022, net cash flows provided by investing activities was $8,680, primarily due to the Headway Acquisition. Acquisition of business net of cash acquired totaled $2,498 and collection of U.K. factoring facility deferred purchase price totaled $6,978 which was partially offset by property and equipment purchases of $796.

For Fiscal 2021, net cash flows provided by investing activities was $7,062, of which $7,311 was related to the collection of the UK factoring facility deferred purchase price, partially offset by property and equipment purchases of $249.

Financing activities

For Fiscal 2022, net cash flows used in financing activities totaled $1,367, of which $4,013 related to proceeds from common stock, $67 related to proceeds from term loan, offset by $498 of repayments on term loan, $4,170 of repayments on accounts receivable financing, net, payment of third-party financing costs of $619, and earnout payments $160.

For Fiscal 2021, net cash flows provided by financing activities totaled $1,799, of which $43,019 related to proceeds from common stock, $4,698 related to proceeds from Series F preferred stock, and $130 related to proceeds from term loan, related party, offset by $34,076 of repayments on term loan, $4,908 of redemption of Series E preferred stock-related party, $1,778 of repayments on accounts receivable financing, net, payment of third-party financing costs of $4,695, and dividends paid to related parties of $591.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2022 and Fiscal 2021 include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, or ASU 2011-08, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. During the year ended December 31, 2022, the Company changed its annual measurement date from the last day of the fiscal year end to the first day of the fiscal fourth quarter. A reporting unit is either the equivalent of, or one level below, an operating segment. The Company early adopted the provisions in ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, the Company’s goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired.

The carrying value of each reporting unit is based on the assignment of the appropriate assets and liabilities to each reporting unit. Assets and liabilities were assigned to each reporting unit if the assets or liabilities are employed in the operations of the reporting unit and the asset and liability is considered in the determination of the reporting unit fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) No. 2020-06 August 2020 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We adopted this ASU in Fiscal 2022. This standard did not have an impact on our consolidated financial statements.

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

To the shareholders and the board of directors of Staffing 360 Solutions, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Staffing 360 Solutions, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows, for the fiscal year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the fiscal year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $19.9 million as of December 31, 2022, which is allocated to the Company’s reporting units. Goodwill is tested for impairment at least annually at the reporting unit level. The Company determines the fair value of the reporting units using a combination of an income approach and a market approach. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future cash flows based on revenue growth rates, discount rates and market multiples of comparable peer companies. For the year ended December 31, 2022, the Company recorded an impairment charge of $10 million.

We determined the goodwill impairment assessment was a critical audit matter because the fair value estimates require significant estimates and assumptions by management, including those relating to future cash flows forecasts, discount rates and market multiples. Testing these estimates involved increased auditor judgment and effort.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪	We evaluated the qualifications of valuation specialists engaged by the Company to assist in developing the estimated fair value of the reporting units.
▪	We tested the clerical accuracy of the fair value models utilized by the valuation specialists and by management in estimating the fair value of the reporting units.
▪	We utilized a valuation specialist to assist in testing the Company’s discounted cash flow model for the reporting units and certain significant assumptions, including the discount rates selected by management.
▪	We evaluated whether the assumptions used were reasonable by considering the past performance of reporting units and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

Estimation of Fair Value of Certain Acquired Assets in a Business Combination

Critical Audit Matter Description

As described further in Note 10 to the consolidated financial statements, the Company completed its acquisition of Headway Workforce Solutions (“Headway”) on May 18, 2022. The Company’s accounting for the acquisition required the estimation of the fair value of assets acquired and liabilities assumed, which included a preliminary purchase price allocation of identifiable intangible assets of customer relationships and trade names. We identified the valuation of customer relationships and trade names to be a critical audit matter.

The principal consideration for our determination that the valuation of customer relationships and trade names is a critical audit matter is that there was high estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future revenues and cash flows, including revenue growth rates, gross profit margins, the discount rate and valuation methodologies applied by the third-party valuation specialist for the determination of fair value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and efforts in performing procedures and evaluating audit evidence related to management’s forecasted growth rates, gross profit margins and valuation methodologies applied by the third-party specialist.

How We Addressed the Matter in Our Audit

Our audit procedures related to the estimation of the fair value of the intangible assets acquired in the acquisition of Headway included the following, among others.

▪	We evaluated the qualifications of valuation specialists engaged by the Company to assist in developing the estimated fair value of acquired assets.
▪	We tested the clerical accuracy of the fair value models utilized by the valuation specialists and by management in estimating the fair value of acquired assets.
▪	We identified significant inputs and assumptions applied in the estimation of the fair value of acquired intangible assets to determine whether the inputs and assumptions were relevant in the circumstances and applied appropriately in the development of the fair value estimates.
▪	We evaluated the reasonableness of the assumptions and forecasted financial performance of the acquired business by comparing the projected amounts of revenue and cash flows to actual historical performance or relevant industry data and reconciling significant differences.
▪	We utilized valuation specialists to evaluate the methodologies used, whether they were acceptable for the underlying fair value determinations and whether such methodologies had been applied correctly; the appropriateness of the discount rate used by developing an independent expectation for the acquisition; and to identify and test other significant inputs to the estimation of fair value of certain assets acquired.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2022.

Uniondale, New York

May 19, 2023

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

New York, NY

June 24, 2022

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	As of	As of
	December 31, 2022	January 1, 2022

ASSETS
Current Assets:
Cash	$1,992	$4,558
Accounts receivable, net	23,628	20,718
Prepaid expenses and other current assets	1,762	988
Total Current Assets	27,382	26,264

Property and equipment, net	1,230	865
Goodwill	19,891	23,828
Intangible assets, net	17,385	13,649
Other assets	6,701	3,506
Right of use asset	9,070	5,578
Total Assets	$81,659	$73,690
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$16,526	$12,532
Accrued expenses - related party	218	216
Current portion of debt	249	9,223
Accounts receivable financing	18,268	15,199
Leases - current liabilities	1,188	1,006
Earnout liabilities	8,344	4,054
Other current liabilities	2,639	2,503
Total Current Liabilities	47,432	44,733

Long-term debt – Related party	8,661	279
Redeemable Series H preferred stock, net	8,393	—
Leases - non-current	8,640	4,568
Other long-term liabilities	180	785
Total Liabilities	73,306	50,365

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series J Preferred Stock, 40,000 designated, $0.00001 par value, 0 and 0 shares issued and outstanding as of December 31, 2022 and January 1, 2022, respectively
Common stock, $0.00001 par value, 200,000,000 shares authorized; 2,629,199 and 1,758,835 shares issued and outstanding, as of December 31, 2022 and January 1, 2022, respectively	1	1
Additional paid in capital	111,586	107,183
Accumulated other comprehensive (loss) income	(2,219)	162
Accumulated deficit	(101,015)	(84,021)
Total Stockholders’ Equity	8,353	23,325
Total Liabilities and Stockholders’ Equity	$81,659	$73,690

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
Revenue	$244,917	$197,770

Cost of Revenue, excluding depreciation and amortization stated below	202,148	163,903

Gross Profit	42,769	33,867

Operating Expenses:
Selling, general and administrative expenses	43,236	35,305
Impairment of goodwill	10,000	3,104
Depreciation and amortization	2,990	2,758
Total Operating Expenses	56,226	41,167

Loss From Operations	(13,457)	(7,300)

Other (Expenses) Income:
Interest expense	(3,881)	(3,856)
Amortization of debt discount and deferred financing costs	(604)	(359)
Re-measurement (loss) gain on intercompany note	—	(260)
PPP forgiveness gain	—	19,609
Other income (loss), net	726	(33)
Total Other (Expenses) Income, net	(3,759)	15,101

(Loss) Income Before Benefit from Income Tax	(17,216)	7,801

Benefit from Income taxes	222	357

Net (Loss) Income	(16,994)	8,158

Dividends - Series E Preferred Stock - related party	—	319
Dividends - Series E-1 Preferred Stock - related party	—	192
Dividends - Series G Preferred Stock - related party	—	166
Dividends - Series G-1 Preferred Stock - related party	—	118
Deemed Dividend	—	1,798
Earnings allocated to participating securities	—	2,395

Net (Loss) Income Attributable to Common Stockholders	$(16,994)	$3,170

Net (Loss) Income Attributable to Common Stockholders Basic	$(8.04)	$3.30

Weighted Average Shares Outstanding – Basic	2,113,509	952,207

(Loss) Earnings allocated to participating securities– Diluted (Footnote 3)	$(16,994)	$3,965

(Loss) Earnings per Share Attributed to Common Stockholders - Diluted	$(8.04)	$3.70

Weighted Average Shares Outstanding – Diluted	2,113,509	1,062,541

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(All amounts in thousands)

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
Net (Loss) Income	$(16,994)	$8,158

Other Comprehensive (Loss) Income
Foreign exchange translation adjustment	(2,381)	(61)
Comprehensive (Loss) Income Attributable to the Company	$(19,375)	$8,097

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total (Deficit)
	Series E-1		Series G-1		Series A		Series E		Series F		Common Stock		capital	income (loss)	Deficit	Equity
Balance January 2, 2021	1,363	$—	—	$—	1,039,380	$—	11,080	$11	—	$—	281,724	$1	$73,844	$223	$(92,179)	$(18,100)
Shares issued to/for:
Employees, directors and consultants	—	—	—	—	—	—	—	—	—	—	19,282	—	377	—	—	377
Series A Preferred Conversion	—	—	—	—	(1,039,380)	—	—	—	—	—	451	—	—	—	—	—
Sales of common stock and warrants, net	—	—	—	—	—	—	—	—	—	—	1,326,887	—	38,639	—	—	38,639
Sale of Series F Preferred Stock, net	—	—	—	—	—	—	—	—	4,698	—	—	—	4,107	—	—	4,107
Conversion of Series F Preferred Stock	—	—	—	—	—	—	—	—	(4,698)	—	130,491	—	—	—	—	—
Redemption of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(4,908)	(5)	—	—	—	—	(4,903)	—	—	(4,908)
Dividends - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(319)	—	—	(319)
Dividends - Series E-1 Preferred Stock - Related Party	130	—	—	—	—	—	—	—	—	—	—	—	(192)	—	—	(192)
Dividends - Series G Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	(166)	—	—	(166)
Dividends - Series G-1 Preferred Stock - Related Party	—	—	68	—	—	—	—	—	—	—	—	—	(118)	—	—	(118)
Conversion of Series E Preferred Stock - Related Party to Series G preferred Stock - Related Party	(1,493)	—	1,493	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series G Preferred Stock - Related Party to Long Term Debt - Related Party	—	—	(1,561)	—	—	—	—	—	—	—	—	—	—	—	—	—
Redeemable portion of Series E Preferred Stock - Related Party	—	—	—	—	—	—	(6,172)	(6)	—	—	—	—	(4,086)	—	—	(4,092)
Series F Preferred Stock - Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	—	—	1,409	—	—	1,409
Fair Value Modification - Series E Preferred Stock - Related Party	—	—	—	—	—	—	—	—	—	—	—	—	389	—	—	389
Deemed Dividend	—	—	—	—	—	—	—	—	—	—	—	—	(1,798)	—	—	(1,798)
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	(61)	—	(61)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,158	8,158
Balance January 1, 2022	—	$—	—	$—	—	$—	—	$—	-	$—	1,758,835	$1	$107,183	$162	$(84,021)	$23,325

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total (Deficit)
	Series J		Common Stock		capital	income	Deficit	Equity
Balance, January 1, 2022	—	$—	1,758,835	1	107,183	162	(84,021)	23,325
Shares issued to/for:
Employees, directors and consultants	—	—	99,000	—	623	—	—	623
Sale of common stock and warrants	—	—	657,858	—	3,433	—	—	3,433
Shares issued to related party	—	—	100,000	—	257	—	—	257
Warrants issued to related party	—	—	—	—	60	—	—	60
Modification of warrants issued to related party	—	—	—	—	30	—	—	30
Warrants modification	—	—	—	—	837	—	—	837
Equity issuance cost	—	—	—	—	(837)	—	—	(837)
Retrospective effect of 1:10 reverse stock split on June 24, 2022	—	—	13,506	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	(2,381)	-	(2,381)
Net loss	—	—	—	—	—	-	(16,994)	(16,994)
Balance, December 31, 2022	—	$—	2,629,199	$1	$111,586	(2,219)	$(101,015)	8,353

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(16,994)	$8,158
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,990	2,758
Amortization of debt discount and deferred financing costs	604	359
Accounts receivable allowance	(284)	260
Impairment of goodwill	10,000	3,104
Right of use assets depreciation	1,390	1,299
Stock based compensation	623	377
Forgiveness of PPP loan and related interest	—	(19,609)
Re-measurement gain on intercompany note	—	260
Changes in operating assets and liabilities:
Accounts receivable	(1,106)	(3,765)
Prepaid expenses and other current assets	(439)	260
Other assets	(2,305)	(50)
Accounts payable and accrued expenses	(4,985)	(2,479)
Accounts payable, related party	218	(733)
Other current liabilities	(594)	(197)
Other long-term liabilities and other	1,090	(4,636)
NET CASH USED IN OPERATING ACTIVITIES	(9,792)	(14,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(796)	(249)
Acquisition of business, net of cash acquired	2,498	—
Collection of UK factoring facility deferred purchase price	6,978	7,311
NET CASH PROVIDED BY INVESTING ACTIVITIES	8,680	7,062

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	(619)	(4,695)
Proceeds from term loan - Related party	—	130
Repayment of term loan	(498)	(34,076)
Proceeds from term loan	67	—
Repayments on accounts receivable financing, net	(4,170)	(1,778)
Dividends paid to related parties	—	(591)
Redemption of Series E preferred stock, related party	—	(4,908)
Proceeds from sale of common stock and warrants	4,013	43,019
Payments made on earnouts	(160)	—
Proceeds from sale of Series F preferred stock	—	4,698
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,367)	1,799

NET DECREASE IN CASH	(2,479)	(5,773)

Effect of exchange rates on cash	(87)	(5)

Cash - Beginning of year	4,558	10,336

Cash - End of period	$1,992	$4,558

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED DECEMBER 31, 2022 AND JANUARY 1, 2022

(All amounts in thousands)

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

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Business Streams. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed 11 acquisitions since November 2013.

The Company focuses on five strategic verticals that represent sub-segments of the staffing industry. These five strategic pillars, Accounting & Finance, Information Technology, Engineering, Administration, and Commercial are the basis for the Company’s sales and revenue generation and its growth acquisition targets. The acquisition of Headway in May 2022 added 33% revenue, or $60.7M to $184.1M of revenue from the business not including Headway. In addition, it added strategic levers that the Company will build upon moving forward. The Headway business included approximately $60,000 in EOR (“Employer of Record”) service contracts. EOR projects are typically large volume, long-term providing HR outsourcing of payroll and benefits for a contingent workforce. EOR projects while priced with lower gross margin percentages than traditional temporary staffing assignments, yield a comparable contribution as a result of lower costs to deliver these services. Typical contribution for EOR projects would be 80-85% of the gross profit earned, compared to 40-50% for traditional staffing which negates the impact of lower gross margins. This EOR service offering could be easily added to the Company’s other Brands, providing for a growth element within the existing client base, both in the U.S. and U.K. markets. The Headway business also brought an active workforce in all 50 states in the U.S., as well as Puerto Rico and Washington, D.C. This will provide for potential expansion of accounts for all brands in the group’s portfolio (“Brands”).

The Company has developed a centralized, sales and recruitment hub in both the U.S. and U.K. markets. The addition of Headway, with its single office, and nationwide coverage for operations, supports and accelerates the Company’s objective of driving efficiencies through the use of technology, deemphasizing bricks and mortar, supporting more efficient and cost-effective service delivery for all Brands.

The Company has a management team with significant operational and M&A experience. The combination of this management experience and the increased opportunity for expansion of its Core Brands with EOR services and nationwide expansion, provide for the opportunity of significant organic growth, while plans to continue its business model, finding and acquiring suitable, mature, profitable, operating, U.S. and U.K. based staffing companies continues.

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

Year End

The Company’s fiscal year end follows a 52-53-week year ending on the Saturday closest to the 31st of December. This report is for the period from January 2, 2022 to December 31, 2022 (“Fiscal 2022”). The prior year’s report was for the period from January 3, 2021 to January 1, 2022, (“Fiscal 2021”).

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us. As shown in the accompanying financial statements as of the year ended December 31, 2022, the Company has an accumulated deficit of $101,015 and a working capital deficit of $20,050. At December 31, 2022, we had total gross debt of $18,265 and $1,992 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

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

The entire outstanding principal balance of the 2020 Jackson Note, which is $9,016 as of December 31, 2022, shall be due and payable on October 14, 2024. The debt represented by the 2020 Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended. The Company also has a $32,500 revolving loan facility with MidCap. The MidCap Facility has a maturity date of September 6, 2024.

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

COVID-19

The novel Coronavirus disease 2019 (“COVID-19”) and its ongoing effects are continuing to impact worldwide economic activity, and activity in the U.S and the U.K. where our operations are based. The nature of work of the contractors we support mostly are on the site of our clients. Given that the magnitude and duration of COVID-19’s impact on our business and operations remain uncertain, the continued spread of COVID-19 (including the emergence and persistence of variants relating thereto) and the imposition of related public health containment measures and travel and business restrictions could have a material adverse impact on our business, financial condition, operating results, and cash flows. While workforce disruptions relating to COVID-19 had largely subsided by the end of Fiscal 2022, a renewed spread of new and more infectious strains of COVID-19 or other viruses can negatively impact revenue in fiscal year 2023 and the Company’s overall liquidity.

The full impact of the COVID-19 pandemic and its ongoing effects continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 pandemic, its ongoing effects and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2023.

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

On May 20, 2020, Key Resources Inc. (“KRI”), Lighthouse Placement Services, LLC (“LH”) and Staffing 360 Georgia, LLC (“SG”), each a wholly owned direct or indirect subsidiary of the Company, entered into the following notes, each dated May 20, 2020, with the Bank, pursuant to the PPP of the CARES Act administered by the SBA. KRI entered into a note (the “KRI Note”) for the principal amount of approximately $5,443, LH entered into a note (the “LH Note”) for the principal amount of approximately $1,890, and SG entered into a note (the “SG Note,” and, together with the KRI Note and LH Note, the “May 20 Notes”) for the principal amount of approximately $2,063. The combined total of the May 20 Notes was approximately $9,395.

In accordance with the requirements of the CARES Act, the Company, KRI, LH and SG (collectively, the “May 20 Note Borrowers”) used the proceeds from the May 20 Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on each of the May 20 Notes at the rate of 1.00% per annum. The May 20 Note Borrowers were eligible to apply for forgiveness of the amount due under the May 20 Notes, in an amount equal to the sum of qualified expenses under the PPP. The May 20 Note Borrowers used the entire proceeds under the May 20 Notes for such qualifying expenses.

Prior to any forgiveness under the PPP, each of the May 20 Notes was to mature two years following the date of issuance of the May 20 Notes and included a period for the first ten months during which time required payments of interest and principal are deferred. Beginning on the eleventh month following the date of each of the May 20 Notes, the May 20 Note Borrowers were required to make 14 monthly payments of principal and interest. The May 20 Notes could be prepaid at any time prior to maturity. The May 20 Notes provide for customary events of default, including, among others, those relating to breaches of obligations under the May 20 Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the May 20 Notes. The May 20 Note Borrowers did not provide any collateral or guarantees for the May 20 Notes.

The application for these funds required the Company to certify in good faith that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company made this good faith assertion based upon the adverse impact the COVID-19 pandemic had on our business and the degree of uncertainty introduced to the capital markets. While the Company has made this assertion in good faith based upon all available guidance, management continued to assess their continued qualification as and when updated guidance was released by the Treasury Department.

On July 14, 2021, the Company was notified by its lender, Affinity Bank, that the May 20 Notes for the Company’s subsidiaries KRI, LH and SG, in the amounts of $5,443, $1,890 and $2,063, respectively, in principal and $63, $22 and $24, respectively, in interest, were forgiven in their entirety by the SBA, which was recorded as Other Income as a PPP forgiveness gain.

Effective March 27, 2020, the Company deferred Federal Insurance Contributions Act taxes under the CARES Act section 2302. Payment of these tax deferrals of $2,473 and $2,473 were delayed to December 31, 2022 and December 31, 2021, respectively. The Company completed the first tax deferral payment of $2,465 on December 31, 2021. In December 2022, the Company made $509 of payments in respect of the December 31, 2022 deferral obligation. In addition, the Company applied $507of employee retention tax credits which were reflected in Other Current Assets as of December 31, 2022 directly against the obligation. The balance of such remaining payment obligation, $988, offset by the remaining employee retention tax credits of $593.

The Headway Acquisition balance sheet includes outstanding deferred Federal Insurance Contributions Act taxes under the CARES Act Section 2302. Headway deferred a total of $2,462 in taxes, $1,225 of which was paid in December 2021. The remaining tax of $1,237 was offset by $145 of employee retention tax credits and other tax credits of $51 resulting in a balance due of $1,039. The deferred tax balance due date was extended by the IRS to February 15, 2023 as a result of the disaster declaration relating to Hurricane Ian.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2022 and Fiscal 2021 include the valuation of intangible assets, including goodwill, liabilities associated with earn-out obligations, testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Fiscal 2022 was comprised of $239,273 of temporary contractor revenue and $5,644 of permanent placement revenue compared with $192,756 of temporary contractor revenue and $5,014 of permanent placement revenue for Fiscal 2021, respectively. Refer to Note 15 for further details on breakdown by segments.

Taxes Collected from Customers and Remitted to Governmental Agencies

The Company records taxes on customer transactions due to governmental agencies as a receivable and a liability on the consolidated balance sheets. Sales taxes are recorded net on the consolidated statement of operations.

Advertising Costs

Costs for advertising are expensed when incurred. Advertising expenses for the Company were $1,444 and $803 for Fiscal 2022 and 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions. The Company had no cash equivalents at the end of Fiscal 2022 or Fiscal 2021.

Accounts Receivable

Accounts receivables are presented net of an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after all efforts to collect have been exhausted. As of the end of Fiscal 2022 and the end of Fiscal 2021, the Company had an allowance for doubtful accounts of $102 and $60, respectively.

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

Fair Value of Financial Instruments

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company measures and accounts for certain assets and liabilities at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements and establishes a framework for measuring fair value and standards for disclosure about such fair value measurements.

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

The table below represents a rollforward of the Level 3 contingent consideration:

Contingent Consideration
Balance at January 2, 2021	$4,054
KRI deferred consideration	-
Balance at January 1, 2022	$4,054
KRI deferred consideration	-
Headway deferred consideration	4,290
Balance at December 31, 2022	$8,344

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

In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, or ASU 2011-08, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. During the year ended December 31, 2022, the Company changed its annual measurement date from the last day of the fiscal year end to the first day of the fiscal fourth quarter. A reporting unit is either the equivalent of, or one level below, an operating segment. The Company early adopted the provisions in ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, the Company’s goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired.

The carrying value of each reporting unit is based on the assignment of the appropriate assets and liabilities to each reporting unit. Assets and liabilities were assigned to each reporting unit if the assets or liabilities are employed in the operations of the reporting unit and the asset and liability is considered in the determination of the reporting unit fair value.

The Company recognized an impairment with respect to its Staffing UK reporting unit of $10,000 during the quarter ended December 31, 2022. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines as a result of the COVID-19 pandemic. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASU 2018-07 - Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) No. 2020-06 August 2020 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this ASU in this fiscal year. This standard did not have an impact on our consolidated financial statements.

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

NOTE 3 – EARNINGS (LOSS) PER COMMON SHARE

The Company computes earnings per share in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective participation rights in undistributed earnings.

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

For purposes of determining diluted earnings per common share, basic earnings per common share was further adjusted for the fiscal year ended January 1, 2022, to include the effect of potential dilutive common shares outstanding, including unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and Series G and G-1 Preferred Stock using the if-converted method. Stock options and warrants that were out-of-the-money were not included in the denominator for the calculation diluted EPS. Under the two-class method of calculating diluted earnings per share, net income is reallocated to common stock, the Series F Preferred stock, the Series F warrants, and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed. In the computation of diluted earnings per share, the if-converted method for the Series F Preferred Stock resulted in a more dilutive earnings per share than the two-class method. As such, the if-converted method was utilized for the calculation of diluted EPS. Such securities, including the Series H Preferred Stock, presented on a common stock equivalent basis and outstanding as of December 31, 2022, have not been included in the diluted earnings per share computations, as their inclusion would be anti-dilutive due to the Company’s net loss as of December 31, 2022.

On June 24, 2022, the Company effected the Reverse Stock Split. As required in accordance with GAAP, all share and earnings per share information in this Annual Report on Form 10-K, including those noted below have been retroactively adjusted to reflect the Reverse Stock Split.

The following table sets forth the components used in the computation of basic and diluted income per share:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
Numerator:
Net (Loss) Income	$(16,994)	$8,158
Less: Dividends paid to Series E, E-1, G, G-1 preferred shareholders	-	795
Less: Deemed dividend	-	1,798
Less: Net income allocated to participating equity	-	2,395
Net (Loss) Income Attributable to Common Equity	$(16,994)	$3,170
Effect of dilutive securities:
Add: Dividends paid to Series E, E-1, G, G-1 preferred shareholders	-	795
Net income available to commons and preferred shareholders for diluted earnings per share	$(16,994)	$3,965

Denominator:
Weighted average basic common shares outstanding	2,113,509	952,207
Weighted average additional common shares outstanding if preferred shares converted to common shares (if dilutive)	-	104,387
Total weighted average common shares outstanding if preferred shares converted to common shares	2,113,509	1,056,594
Effect of dilutive securities:
Restricted shares	-	5,947
Weighted average diluted shares outstanding	2,113,509	1,062,541

(Loss) Income per common share:
Basic	$(8.04)	$3.30
Diluted	$(8.04)	$3.70

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2022	January 1, 2022
Computer software	$1,323	$432
Office equipment	667	587
Computer equipment	662	702
Furniture and fixtures	1,434	1,181
Leasehold improvements	1,250	650
Total property and equipment, gross	5,336	3,552
Accumulated depreciation	(4,105)	(2,687)
Total property and equipment, net	$1,230	$865

Depreciation expense for Fiscal 2022 and Fiscal 2021 was $526 and $447, respectively.

NOTE 5 – OTHER NON-CURRENT ASSETS

The following provides a breakdown of other non-current assets:

	December 31, 2022	January 1, 2022
Collateral associated with workers’ compensation insurance	$6,027	$3,072
Other non-current assets	674	434
Total	$6,701	$3,506

NOTE 6 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	December 31, 2022
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$10,759	$2,467	$26,170	$39,397
Accumulated amortization	(5,608)	(2,467)	(13,936)	(22,011)
Intangible assets, net	$5,151	$-	$12,234	$17,385

	January 1, 2022
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$9,553	$2,497	$21,725	$33,775
Accumulated amortization	(4,969)	(2,497)	(12,660)	(20,126)
Intangible assets, net	$4,584	$-	$9,065	$13,649

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

As of December 31, 2022, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended December	Amount
2023	$2,632
2024	2,632
2025	2,564
2026	2,421
2027	2,421
Thereafter	4,715
Total	$17,385

Amortization of intangible assets for the period ended Fiscal 2022 and Fiscal 2021 was $2,464 and $2,312, respectively. The weighted average useful life remaining of intangible assets remaining is 6 years.

NOTE 7 – GOODWILL

The following table provides a roll forward of goodwill:

	December 31, 2022	January 1, 2022
Beginning balance, gross	$31,478	$31,591
Acquisition	7,808	-
Accumulated disposition	(1,577)	(1,577)
Accumulated impairment losses	(16,073)	(6,073)
Currency translation adjustment	(1,745)	(113)
Ending balance, net	$19,891	$23,828

Goodwill by reportable segment is as follows:

	December 31, 2022	January 1, 2022
Professional Staffing – US	$14,031	$6,222
Commercial Staffing – US	5,860	5,860
Professional Staffing – UK	-	11,746
Ending balance, net	$19,891	$23,828

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. During the fourth quarter of 2021 the Company identified a triggering event in response the COVID-19 pandemic. In accordance with ASC 350 the Company tested its goodwill for impairment and the Company recognized an impairment with respect to its Staffing UK reporting unit of $10,000. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines. Further, the negative impact suffered from the COVID-19 pandemic, predominantly in the year ended January 2, 2021 (“Fiscal 2020”), did not recover as quickly as management anticipated by the end of Fiscal 2021 and, as a result, the forward-looking forecast was revised based upon current facts and circumstances. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. While the impairment recognized by management of $10,000 represents the adjustment required based upon current assumptions, such assumptions are subject to significant estimation by management, including revenue growth rates, cost levels, and discount rates. If actual results in future periods vary from these assumptions additional impairment costs to goodwill could occur. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit. On May 18, 2022, the Company closed on the acquisition of Headway (see Note 10). The Company’s estimated value of the Goodwill is $7,808. The estimated value is preliminary and subject to change.

During the year ended December 31, 2022, the Company changed its measurement date from the last day of the fiscal year end to the first day of the fiscal fourth quarter. The Company performed its annual goodwill impairment test and no impairment was recognized other than the charge recognized by the Staffing UK reporting unit. To estimate the fair value of the reporting units the Company employed a combination of market approach (valuations using comparable company multiples) and income approach (discounted cash flow analysis) to derive the fair value of the reporting unit when performing its annual impairment testing. Volatility in the Company’s stock price can result in the net book value of our reporting unit approximating, or even temporarily exceeding market capitalization, however, the fair value of our reporting unit is not driven solely by the market price of our stock. As described above, fair value of our reporting unit is derived using a combination of an asset approach, an income approach and a market approach. These valuation techniques consider several other factors beyond our market capitalization, such as the estimated future cash flows of our reporting units, the discount rate used to present value such cash flows and the market multiples of comparable companies. Changes to input assumptions used in the analysis could result in materially different evaluations of goodwill impairment.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following provides a breakdown of accounts payable and accrued expenses:

	December 31, 2022	January 1, 2022
Accounts payable	$1,168	$2,749
Accrued payroll, taxes and bonuses	11,838	8,594
Other accrued expenses	3,520	1,189
Total	$16,526	$12,532

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

The balance of the MidCap facility as of December 31, 2022 and January 1, 2022 was $18,176 and $13,405, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

White Oak Commercial Finance, LLC

As a result of the Headway Acquisition, the Company’s wholly owned Headway subsidiary, had a line of credit with White Oak Commercial Finance, LLC (“White Oak”), that provided working capital and supports general corporate needs of Headway (the “White Oak Agreement”). Under the terms of the White Oak Agreement, the line of credit matured in June 2024. White Oak may terminate the Agreement at any time upon providing 30-days written notice. The White Oak Agreement was secured by all the assets of Headway and was personally guaranteed up to $1,000 by a former member of management of Headway.

Under the terms of the White Oak Agreement, the maximum borrowing capacity was $10,000,000. The borrowing base was defined as the sum of the following: (a) 95% of the eligible ordinary receivables, as defined, and (b) the lessor of (i) $3,000,000 or (ii) 95% of the Company’s outstanding eligible unbilled receivables, as defined, less the sum of the following: (c) 100% of the undrawn amount of all letters of credit outstanding, (d) the special availability reserve, (e) the quarterly tax reserve and (f) the amount all other availability reserves in effect as such time. The line of credit bears interest at LIBOR plus 5.00% with a floor of 7.00% (7.00% at December 31, 2021) on all outstanding balances and 0.25% for any unused portion of the line of credit. At December 31, 2022, borrowings of $0, were outstanding under the credit facility.

From time to time, White Oak caused letters of credit to be opened to be issued for Headway’s benefit. The aggregate face amount of all letters of credit outstanding became the letter of credit reserve, which reduced the borrowing base under the Agreement. Under the terms of the agreement the letter of credit sub-line was not to exceed $2,000,000. The Company was required to pay interest monthly on the face amount of all letters of credit at a rate of LIBOR plus 6.25%. At December 31, 2022, there were $0 of standby letters of credit that had been issued.

The White Oak Agreement operated similarly to a factoring arrangement whereby Headway’s receivables were bought by White Oak. However, receivables purchased by White Oak are required to be repurchased by Headway in the event the Company’s customer disputes the invoice amount or if the receivable remains unpaid past a certain number of days from the invoice date. Due to the recourse provisions in the arrangement, Headway accounted for transactions under the credit facility as secured borrowings.

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

On June 28, 2018, CML, the Company’s new subsidiary entered into a new agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBSbutler, Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. In 2021, the subsidiaries were reorganized and are now Staffing 360 Solutions Limited and Clement May. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days. In July 2019, the aggregate Facility Limit was extended to £22,500 across all Borrowers. In January 2022, the secured borrowing line against unbilled receivables was terminated and fully paid down.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. For the fiscal years ended December 31, 2022, and January 1, 2022, the collection of UK factoring facility deferred purchase price totaled $6,826 and $7,195, respectively.

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

The following table summarizes the allocation of the purchase price of the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$10,111
Fixed assets	150
Other non-current assets	5,394
Intangible assets	6,800
Goodwill	7,808
Current liabilities	(15,523)
Other non-current liabilities	(2,011)
Consideration	$12,729

In connection with the acquisition of Headway, the Company identified and recognized $6,800 in intangible assets representing $5,300 in customer relationships and $1,500 for trade name. In addition, the Company recorded a total of $835 in third party expenses associated with consummating the acquisition, which are included in selling, general and administrative expenses.

NOTE 11 – DEBT

	December 31, 2022	January 1, 2022
Jackson Investment Group - related party	$9,016	$8,949
Redeemable Series H Preferred Stock	9,000	-
HSBC term loan	249	809
Total debt, gross	18,265	9,758
Less: Debt discount and deferred financing costs, net	(962)	(256)
Total Debt, net	17,303	9,502
Less: Non-current portion - related party	(8,661)	-
Less: Non-current portion	(8,393)	(279)
Total Current debt, net	$249	$9,223

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

On October 26, 2020, the Company, certain of its subsidiaries and Jackson entered into the Second Amended Note Purchase Agreement and the 2020 Jackson Note, which amended and restated the Existing Note Purchase Agreement. The Second Amended Note Purchase Agreement refinanced an aggregate of approximately $35,700 of debt provided by Jackson, extending the maturity to September 30, 2022. In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $488. The Company accounted for the Second Amended Note Purchase Agreement as a modification of the debt. Accordingly, fees totaling $488 paid to Jackson as well as the modification of 15,092 warrants from a strike price of $99.60 to $60.00 and the extension of the warrant expiration date of January 26, 2024 to January 26, 2026, resulting in a fair value adjustment of $126, were recorded as additional debt discount which will be amortized over the term of the 2020 Jackson Note using the effective interest method. On October 27, 2022, the Company amended the existing 2020 Jackson Note.

Under the terms of the Second Amended Note Purchase Agreement and the 2020 Jackson Note, the Company is required to pay interest on the debt at a per annum rate of 12%. The interest is payable monthly in cash; provided that, the Company may elect to pay up to 50% of monthly interest in-kind (“PIK Interest”) by adding such PIK Interest to the outstanding principal balance of the 2020 Jackson Note. For any month that the Company elects to pay interest in-kind, the Company is required to pay Jackson a fee in shares of our common stock (“PIK Fee Shares”) in an amount equal to $25 divided by the average closing price, as reported by The Nasdaq Capital Market (“Nasdaq”), of such shares of common stock over the 5 trading days prior to the applicable monthly interest payment date. If such average market price is less than $30.00 or is otherwise undeterminable because such shares of common stock are no longer publicly traded or the closing price is no longer reported by Nasdaq, then the average closing price for these purposes shall be deemed to be $30.000, and if such average closing price is greater than $210.00, then the average closing price for these purposes shall be deemed to be $210.00. For the period of November 2020 through and including March 2021, each monthly interest amount due and payable was reduced by $166, and for the period commencing April 2021 through and including September 2021, each monthly interest amount due and payable was increased by $166.

Under the terms of the Second Amended Note Purchase Agreement, the Company was required to make a mandatory prepayment of the principal amount of the 2020 Jackson Note of not less than $3,000 no later than January 31, 2021. Payments were made in December 2020 and January 2021 totaling $3,029 in full satisfaction of the mandatory prepayment.

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

The entire outstanding principal balance of the Second Amended and Restated Note Purchase Agreement was due and payable on September 30, 2022. On October 27, 2022, the Company entered into the Third Amended and Restated Note Purchase Agreement with Jackson, which amended and restated the Second Amended Note Purchase Agreement, dated October 26, 2020, as amended, and issued to Jackson the Jackson Note, with a remaining outstanding principal balance of approximately $9.0 million.

In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $39. The Company accounted for the Third Amended Note Purchase Agreement as a modification of the debt. Accordingly, fees totaling $39 paid to Jackson as well issuance of 100,000 common stock shares valued at $257, issuance of 24,332 five year warrants with a strike price of $3.06 expiring October 27, 2027 and the modification of 15,093 warrants from a strike price of $60.00 to $3.06 and the extension of the warrant expiration date of January 26, 2026 to October 27, 2027, resulting in a fair value adjustment of $29, were all recorded as additional debt discount which will be amortized over the term of the 2022 Jackson Note using the effective interest method.

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

In addition, pursuant to the terms of the Third Amended and Restated Note Purchase Agreement, until all principal interest and fees due pursuant to the Third Amended and Restated Note Purchase Agreement and the Jackson Note are paid in full by the Company and are no longer outstanding, Jackson shall have a first call over 50% of the net proceeds from all common stock equity raises the Company conducts, which shall be used to pay down any outstanding obligations due pursuant to the Note Documents. The Jackson Note continues to be secured by substantially all of the Company and its subsidiaries’ assets as a second lien holder to Midcap in the US and HSBC in the UK, pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended, and as further amended by the Omnibus Agreement on October 27, 2022.

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

As of October 1, 2022, there were no shares of Series G or Series G-1 Convertible Preferred Stock outstanding.

HSBC Loan

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, “Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force”), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000. As of December 31, 2022, the balance for the HSBC loan is $249.

Redeemable Series H Preferred Stock

On May 18, 2022, the Company entered into a stock purchase agreement with Headway. Consideration for the Purchase of 100% of Headway was the issuance of an aggregate of 9,000,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock shall have a par value of $0.00001 per share and a stated value equal to $1.00 and is convertible at any time into an aggregate of 350,000 shares of common stock. This is determined by dividing the stated value of such share of Preferred Stock by the conversion price. The conversion price equals $25.714. Holders of Series H Preferred Stock are entitled to quarterly cash dividends at a per annum rate of 12%. The shares of the Series H Preferred Stock may be redeemed by the Company through a cash payment at a per share equal to the stated value, plus all accrued but unpaid dividends, at any time. On May 18, 2025, the Company shall redeem all of the shares of the Series H Preferred Stock. The redemption price represents the number of shares of the Preferred Stock (9,000,000), plus all accrued but unpaid dividends, multiplied by the Stated Value ($1). On May 18, 2022, the Company paid $14 towards the Series H Preferred Stock balance. As of December 31, 2022 the redemption price was $9,000.

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

NOTE 12 – LEASES

As of December 31, 2022 and January 1, 2022, we recorded a right of use (“ROU”) lease asset of approximately $9,070 with a corresponding lease liability of approximately $9,828 and ROU of approximately $5,578 with a corresponding lease liability of approximately $5,574, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

In September 2021, the Company entered into a new lease agreement for an office lease in New York for a term of 8 years. This resulted in increases to right of use assets and lease liabilities of $2,735. On May 18, 2022, the Company acquired Headway and assumed an office lease in North Carolina for a remaining term of six years and eight months. This resulted in increases to right of use assets of $1,715 and lease liabilities of $1,731. In April 2022, the Company entered into a new lease agreement for an office lease in London, England for a term of 10 years. This resulted in increases to right of use assets and lease liabilities of $2,048. In May 2022, the Company entered into a new lease agreement for an office lease in Redhill, England for a term of 10 years. This resulted in increases to right of use assets and lease liabilities of $1,555.

Quantitative information regarding the Company’s leases for Fiscal 2022 is as follows:

Lease Cost	Classification	December 31, 2022
Operating lease cost	SG&A Expenses	$1,664
Other information
Weighted average remaining lease term (years)		6.00
Weighted average discount rate		6.30%

Future Lease Payments
2023	$1,817
2024	1,765
2025	1,649
2026	1,589
2027	1,603
Thereafter	4,167
$12,590
Less: Imputed Interest	2,762
$9,828

Leases - Current	$1,188
Leases - Non current	$8,640

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the ROU lease asset and associated lease liability that was appropriately stated in all material respects.

NOTE 13 – STOCKHOLDERS’ EQUITY

The Company issued the following shares of common stock during Fiscal 2022:

	Number of Common Shares	Fair Value of Shares	Fair Value at Issuance (minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	657,858	$4,013	$6.10	$6.10
Board and committee members	63,000	201	3.02	9.65
Related party shares	100,000	257	2.57	2.57
Consultants	36,000	113	3.02	7.40
	856,858	$4,584

The Company issued the following shares of common stock during Fiscal 2021:

	Number of Common Shares	Fair Value of Shares	Fair Value at Issuance (minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	1,326,887	$43,019	$19.75	$5.40
Board and committee members	1,281	24	8.59	5.16
Long Term Incentive Plan	2,584	316	82.20	1.84
Consultants	166	3	18.40	-
Employees	15,251	320	9.04	5.40
Conversion of Series F	130,490	-	-	-
Conversion of Series A	451	-	-	-
	1,477,110	$43,682

The Company’s authorized common stock consists of 200,000,000 shares having a par value of $0.00001. As of the end of Fiscal 2022 and Fiscal 2021, the Company has issued and outstanding 2,629,199 and 1,758,835 common shares, respectively.

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

In connection with the private placement, each investor entered into Warrant Amendment Agreements to amend the exercise prices of certain existing warrants to purchase up to an aggregate of 657,858 shares of our common stock that were previously issued to the investors, with exercise prices ranging from $18.50 to $38.00 per share and expiration dates ranging from July 22, 2026, to November 1, 2026. The Warrant Amendment Agreements became effective upon the closing of the July 2022 Private Placement and pursuant to the Warrant Amendment Agreements, the amended warrants have a reduced exercise price of $5.85 per share and expire five and one-half years following the closing of the July 2022 Private Placement.

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

On February 5, 2021, the Company also entered into a Limited Waiver and Agreement with Jackson (the “Limited Waiver”), whereby Jackson agreed that it would not convert any shares of the Series E Convertible Preferred Stock or Series E-1 Convertible Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the Offering. Jackson also waived any event of default under the Series E Certificate of Designation and the 2020 Jackson Note that would have resulted from the Company having an insufficient number of authorized shares of common stock to honor conversions of the Series E Convertible Preferred Stock and the exercise of Jackson’s warrants. On April 8, 2021, the Limited Waiver was extended to June 17, 2021, and on May 6, 2021, the Limited Waiver was extended to June 30, 2021. The limited waiver was not extended further because the Company effected a Reverse Stock Split on June 30, 2021, and such waiver was no longer required.

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

Subject to certain beneficial ownership limitations, the Series F Preferred Stock shall vote on an “as converted” basis on all matters submitted to the holders of Common Stock for approval; provided, however, that solely for purposes of determining the number of votes that the Series F Preferred Stock is entitled to, the “Conversion Price” of the Series F Preferred Stock shall be deemed $43.50. In addition, as long as any shares of the Series F Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series F Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series F Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series F Preferred Stock, or (c) increase the number of authorized shares of the Series F Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. As of January 1, 2022, all Series F Preferred Stock was converted to common stock and there are no Series F Preferred shares outstanding.

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

The Series G Preferred Stock ranks senior to each of the Company’s common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, and any other classes and series of stock of the Company now or hereafter authorized, issued or outstanding, which by their terms expressly provide that they are junior to the Series G Preferred Stock or which do not specify their rank (which includes the Series F Convertible Preferred Stock). Each share of Series G Preferred Stock is initially convertible into 100 shares of common stock at any time from and after, (i) with respect to the Series G Preferred Stock, the earlier of October 31, 2022, or the occurrence of a default and, (ii) with respect to the Series G-l Convertible Preferred Stock, October 31, 2020. A holder of Series G Preferred Stock is not required to pay any additional consideration in exchange for conversion of the Series G Preferred Stock into the Company’s common stock.

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

Third Amended and Restated Note Purchase Agreement

On October 27, 2022, the Company entered into the Third Amended and Restated Note Purchase Agreement with Jackson, which amended and restated the Amended Note Purchase Agreement, dated October 26, 2020, as amended, and issued to Jackson the Jackson Note, with a remaining outstanding principal balance of approximately $9.0 million.

In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $39. The Company accounted for the Amended Note Purchase Agreement as a modification of the debt. Accordingly, fees totaling $39 paid to Jackson as well issuance of 100,000 common stock shares valued at $257, issuance of 24,332 five year warrants with a strike price of $3.06 expiring October 27, 2027 and the modification of 15,093 warrants from a strike price of $60.00 to $3.06 and the extension of the warrant expiration date of January 26, 2026 to October 27, 2027, resulting in a fair value adjustment of $29, were all recorded as additional debt discount which will be amortized over the term of the 2022 Jackson Note using the effective interest method.

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of Fiscal 2022, the Company has issued a total of 68,592 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In Fiscal 2022 and 2021, the Company recorded compensation expense associated with these restricted shares of $511 and $374, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

		Weighted
	Restricted Shares	Average Price Per Share
Balance at January 2, 2021	1,030	$75.00
Granted	19,115	29.20
Vested/adjustments	(14,169)	29.00
Balance at January 1, 2022	5,976	50.00
Granted	63,000	3.20
Vested/adjustments	(384)	88.80
Balance at December 31, 2022	68,592	$6.72

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

Shares of the Series A Preferred Stock were convertible into shares of common stock at the holder’s election at any time prior to December 31, 2020 (the “Redemption Date”), at a conversion rate of one and three tenths (1.3) shares of common stock for every 50 shares of Series A Preferred Stock that the holder elects to convert. Originally the redemption date was December 31, 2018, and this was extended to December 31, 2020 in January 2019. Except as otherwise required by law, the Series A Preferred Stock had no voting rights.

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

On January 21, 2020, the Company converted the shares of Series A Preferred Stock awarded to Mr. Briand into 271 shares of common stock. On January 8, 2021, the Company converted the shares awarded to Mr. Flood into 451 shares of common stock. The Company has $125 and $125 of dividends payable to Series A Preferred Stockholders at the end of Fiscal 2022 and Fiscal 2021, respectively.

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

Under the terms of the Amendment, shares of Series E-1 Preferred Stock were convertible into the Company common stock at a conversion rate equal to the liquidation value of each share of Series E-1 Preferred Stock divided by $60.00 per share commencing October 31, 2020. Each share of Series E-1 Preferred Stock had a liquidation value of $60,000 per share. The Company’s shares of Series E Preferred Stock were also convertible into shares of our common stock after October 31, 2022. The conversion rate for our Series E Preferred Stock is equal to the liquidation value of each share of Series E Preferred Stock divided by $60.00 per share. Each share of Series E Preferred Stock has a liquidation value of $60,000 per share. On September 28, 2020, the Company redeemed 1,300 shares of Series E Preferred Stock for $1,300, as such there were 11,700 shares of Series E Preferred Stock outstanding.

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

Warrants

On December 29, 2020, as partial compensation for Wainwright’s services as underwriter in the December 23, 2020 underwriting agreement, the Company issued to Wainwright’s designees warrants to purchase 6,023 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $49.13 per share.

On December 31, 2020, as partial compensation for Wainwright’s services as placement agent in the December 30, 2020 securities purchase agreement, the Company issued to Wainwright’s designees warrants to purchase up to 3,331 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $45.00 per share.

On February 9, 2021, as partial compensation for Wainwright’s services as underwriter in the February 9, 2021 underwriting agreement, the Company issued to Wainwright’s designees warrants to purchase 18,214 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $67.50 per share.

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

As partial compensation for Wainwright’s services as underwriter in the First August 2021 Purchase Agreement, the Company issued to Wainwright’s designees warrants to purchase 10,376 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $33.031 per share.

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

As partial compensation for Wainwright’s services as underwriter in the Second August 2021 Purchase Agreement, the Company issued to Wainwright’s designees warrants to purchase 10,205 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $26.25 per share.

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

As partial compensation for Wainwright’s services as underwriter in the Second August 2021 Purchase Agreement, the Company issued to Wainwright’s designees warrants to purchase 35,128 shares of common stock. The warrants have a term of five (5) years from the commencement of sales under the offering, an exercise price of $24.69 per share.

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

In connection with the Third Amended and Restated Note Purchase Agreement, the Company (i) issued five year warrants to purchase up to an aggregate of 24,332 shares of common stock at an exercise price of $3.06 per share, which expire on October 27, 2027, and (ii) amended certain warrants to purchase up to an aggregate of 15,093 shares of common stock such that the exercise price was reduced from $60.00 per share to $3.06 per share, and the expiration date of the warrant was extended from January 26, 2026 to October 27, 2027, which resulted in a fair value adjustment of $29. These warrants were recorded as additional debt discount which will be amortized over the term of the 2022 Jackson Note using the effective interest method.

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 2, 2021	26,285	$59.40
Issued	995,452	25.97
Exercised	(49,242)	0.0001
Expired or cancelled	—	—
Outstanding at January 1, 2022	972,495	$26.88
Issued	1,404,478	5.83
Exercised	—	—
Expired or cancelled	(673,285)	26.84
Outstanding at December 31, 2022	1,703,688	$9.61

The following table summarizes warrants outstanding as of December 31, 2022:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$3.06 - $3,750.00	1,703,688	4.79	$9.61

Incentive Plans

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”.) Under the 2014 Plan, we may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. A maximum of 5,000 shares of common stock has been reserved for issuance under this plan. The 2014 Plan expires on January 28, 2024. As of December 31, 2022, the Company had issued 5,000 options and shares of common stock pursuant to the 2015 Plan and therefore there are no remaining shares eligible to be issued under the 2014 Plan.

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

The 2015 Plan provides for an aggregate of 9,000 shares of common stock to be available for awards under the 2015 Plan (“Awards”.) The number of shares available for grant pursuant to Awards under the 2015 Plan is referred to as the “Available Shares.” If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the common stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant’s tax withholding obligation will not be available for re-grant under the 2015 Plan.

The Plan will have a term of ten years and no further Awards may be granted under the 2015 Plan after that date. As of December 31, 2022, the Company had issued 9,000 in options and shares of common stock and had 0 unissued securities remaining under this plan.

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2016 Plan’s terms and conditions are similar to that of the 2015 Plan. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 50,000 shares of the Company’s common stock will be reserved for issuance under stock, restricted stock and stock option awards. On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 125,000 shares of the Company’s common stock. As of December 31, 2022, we had issued 123,428 shares and options to purchase shares of common stock pursuant to the 2016 Plan, leaving 1,573 shares remaining under the 2016 Plan.

A summary of option activity during Fiscal 2022 and Fiscal 2021 of the Company’s 2014 Equity Incentive Plan, 2015 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 2, 2021	1,302	$1,665.60
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at January 1, 2022	1,302	$1,665.60
Granted	50,000	7.80
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2022	51,302	$50.06

During Fiscal 2022 and Fiscal 2021, the Company recorded total share-based payment expense of $70 and $27, respectively, in connection with all options outstanding.

The total compensation cost related to options not yet amortized is $262 at Fiscal 2022. The Company will recognize this charge over approximately 6.08 years.

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

On January 8, 2021, the Company issued 2,584 shares to the remaining 50% of eligible employees in good standing on December 31, 2020. The remaining shares available in this plan expired. The Company has recognized expense of $0 and $4 related to the 2019 LTIP in Fiscal 2022 and Fiscal 2021, respectively.

2020 Omnibus Incentive Plan

On June 30, 2020, the Board approved the 2020 Omnibus Incentive Plan (the “2020 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 12,500 shares of common stock were reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On September 29, 2020, our stockholders approved the 2020 Plan. As of December 31, 2022, we had issued 12,500 shares and options to purchase shares of common stock pursuant to the 2020 Plan, therefore leaving 0 shares remaining under the 2020 Plan. The 2020 Plan will terminate on June 30, 2030.

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

On December 27, 2021, the Company held a special meeting of stockholders. At the special meeting, the Company’s stockholders approved an amendment to the Company’s 2021 Omnibus Incentive Plan to increase the number of shares of common stock available for issuance pursuant to awards under the 2021 Plan by an additional 300,000 shares, to a total of 500,000 shares of our common stock. As of December 31, 2022, we had issued 148,727 shares and options to purchase shares of common stock pursuant to the 2021 Plan, therefore leaving 351,273 shares remaining under the 2021 Plan. The 2021 Plan will terminate on June 30, 2031.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The Flood Employment Agreement had an initial term of five years and automatically renews thereafter unless 12 months’ written notice is provided by either party. It also includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, we may request that Mr. Flood continue employment with the new control entity. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and he assumed the roles of Chief Executive Officer and President of the Company. On January 1, 2018, the Company increased his salary by the CPI Adjustment. On January 1, 2019, and on January 1, 2020, Mr. Flood was eligible for a CPI salary adjustment and chose to waive this adjustment. Effective January 1, 2020, Mr. Flood’s salary changed to $503 and bonus changed to up to 75% of his annual base salary. All other terms of the Flood Employment Agreement remained unchanged.

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

Earn-out Liabilities

Pursuant to the acquisition of KRI on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 each on August 27, 2019, and August 27, 2020. The payment of the earnout consideration was contingent on KRI’s achievement of certain trailing gross profit amounts. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company is required pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019. In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020, to February 27, 2020. The seller of KRI, Pamela D. Whitaker (“Whitaker”) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of January 1, 2022 and January 2, 2021, in February 2020, the Company filed an action against Whitaker for breach of contract which more than offsets the earnout consideration recognized. The Company paid interest of $40 during the period ended September 26, 2020. Refer to legal proceedings below for action filed against Whitaker, the former owner of KRI.

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

Adjusted EBITDA of $500 x 2.5 multiple= $1,250 Contingent Payment

Adjusted EBITDA of $1,000 x 2.5 multiple= $2,500 Contingent Payment

Adjusted EBITDA of $1,800 x 2.5 multiple= $4,500 Contingent Payment

Adjusted EBITDA of $2,000 or more x 2.5 multiple= $5,000 Contingent Payment

The Company performed an analysis over the contingent payment and prepared a forecast to determine the likelihood of the Adjusted EBITDA payout. The adjusted EBITDA TTM forecast, as of April 2023, is above the $2,000 threshold amount, such that the $5,000 was recorded as consideration. The estimated value calculated in the forecast is preliminary and subject to change. A payment of $160 was made on May 18, 2022, the date of the Headway closing. In addition, $550 related to a retention bonus of certain Headway employees was recorded as other current liabilities. The balance at December 31, 2022 is $4,290.

Lease Obligations

The Company is party to multiple lease agreements for office space. The agreements require monthly rental payments through September 2029. Total minimum obligations are approximately $1,817, $1,765, $1,649, $1,589, $1,603 and $4,168 for the years ending fiscal 2023, 2024, 2025, 2026, 2027 and beyond, respectively. For Fiscal 2022 and Fiscal 2021, rent expense amounted to $1,645 and $989, respectively.

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

Separately, on February 26, 2020, the Company and Monroe filed an action against Whitaker in the United States District Court for the Southern District of New York (Case No. 1:20-cv-01716) (the “New York Action”.) The New York Action concerns claims for breach of contract and fraudulent inducement arising from various misrepresentations made by Whitaker to the Company and Monroe in advance of, and included in, the share purchase agreement. The Company and Monroe are seeking damages in an amount to be determined at trial but in no event less than $6,000. On April 28, 2020, Whitaker filed a motion to dismiss the New York Action on both procedural and substantive grounds. On June 11, 2020, Monroe and the Company filed their opposition to Whitaker’s motion to dismiss. On July 9, 2020, Whitaker filed reply papers in further support of the motion.

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

On November 11, 2022, Plaintiffs moved to dismiss the Consumer Protection Counterclaim. Briefing on Plaintiffs’ motion was completed on December 22, 2022. The motion to dismiss remains pending. Monroe and the Company intend to pursue their claims vigorously.

Monroe and the Company intend to pursue their claims vigorously.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

NOTE 15 – SEGMENT INFORMATION

In December 2017, the Company reorganized its operations into three reportable segments: Commercial – US; Professional – US and Professional - UK.

	Years Ended
	December 31, 2022	January 1, 2022
Commercial Staffing - US	$108,347	$118,879
Professional Staffing - US	76,720	16,519
Professional Staffing - UK	59,850	62,372
Total Revenue	$244,917	$197,770

Commercial Staffing - US	$19,336	$20,801
Professional Staffing - US	13,506	4,476
Professional Staffing - UK	9,927	8,590
Total Gross Profit	$42,769	$33,867

Selling, general and administrative expenses	$(43,236)	$(35,305)
Depreciation and amortization	(2,990)	(2,758)
Impairment of goodwill	(10,000)	(3,104)
Interest expense and amortization of debt discount and deferred financing costs	(4,485)	(4,215)
Re-measurement gain (loss) on intercompany note	-	(260)
Gain on business sale	-	-
PPP forgiveness gain	-	19,609
Other (loss) income, net	726	(33)
(Loss) Income Before Provision for Income Tax	$(17,216)	$7,801

For Fiscal 2022 and Fiscal 2021, the Company generated revenue in the U.S. and the U.K. as follows:

	December 31, 2022	January 1, 2022
United States	$184,884	$135,398
United Kingdom	60,033	62,372
Total Revenue	$244,917	$197,770

For the period ended Fiscal 2022 and Fiscal 2021, the Company has assets in the U.S. and the U.K. as follows:

	December 31, 2022	January 1, 2022
United States	$70,970	$49,652
United Kingdom	10,689	24,038
Total Assets	$81,659	$73,690

Total assets by segment is not presented as it is not reviewed by the Chief Operating Decision Maker in his evaluation of how to allocate capital and resources.

For the period ended Fiscal 2022 and Fiscal 2021, the Company has goodwill in the U.S. and the U.K. as follows:

	December 31, 2022	January 1, 2022
United States	$19,891	$12,082
United Kingdom	-	11,746
Total Goodwill	$19,891	$23,828

NOTE 16 – RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Year Ended December 31, 2022
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$100	10,600	$34	$134
Jeff Grout	100	10,600	34	134
Nick Florio	100	10,600	34	134
Vincent Cebula	100	10,600	34	134
Alicia Barker	-	10,600	34	34
Brendan Flood	-	10,000	30	30
	$400	53,000	$170	$570

	Year Ended January 1, 2022
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$88	271	$6	$94
Jeff Grout	88	271	6	94
Nick Florio	88	271	6	94
Vincent Cebula	50	200	4	54
Alicia Barker	-	271	6	6
	$314	1,284	$28	$342

Appointment of Directors and Officers

On July 29, 2021, the Board of the Company appointed Vincent Cebula to the Board as a Class I director, to fill a vacancy as a result of the increase in the size of the Board from five to six persons.

On November 4, 2022, the Board of the Company appointed Mr. Joe Yelenic, Senior Vice President, Corporate Finance, as the principal financial officer of the Company and Mr. Nick Koutsivitis, Senior Vice President, Corporate Controller, as the principal accounting officer of the Company, effective as of the same date.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended
	December 31, 2022	January 1, 2022
Cash paid for:
Interest	$3,833	$4,206
Income taxes	150	415

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$6,825	$7,194
Redeemable Series H preferred stock, net	8,265	—
Debt discount – Series H preferred stock	735	—
Debt discount – Related party note	347	—
Earnout liability	5,000	—
Goodwill	7,808	—
Intangible assets	6,800	—
Warrant modification	837	—
Deemed dividend	—	1,798
Acquisition of Right of Use Assets	—	3,527
Conversion of Series E Preferred Stock – Related Party	—	6,172
Conversion of Series E-1 Preferred Stock – Related Party	—	1,493
Conversion of Series G Preferred Stock – Related Party to debt	—	6,172
Conversion of Series G-1 Preferred Stock – Related Party to debt	—	1,561

NOTE 18 – INCOME TAXES

The components of loss before provision for income taxes for Fiscal 2022 and Fiscal 2021, are as follows:

	December 31, 2022	January 1, 2022
Domestic	$(9,543)	$14,413
Foreign	(7,673)	(6,612)
Loss before provision for income taxes	$(17,216)	$7,801

The benefit for income taxes consisted of the following:

	December 31, 2022	January 1, 2022
Current:
Federal	$—	$—
State	349	84
Foreign	—	—
Total current tax expense	$349	$84
Deferred:
Federal	$(29)	$14
State	(154)	66
Foreign	(388)	(521)
Total deferred tax expense	(571)	(441)
Total tax benefit	$(222)	$(357)

The difference between the income tax benefit on income (loss) and the amount computed at the U.S. federal statutory rate is due to:

	December 31, 2022		January 1, 2022
Expense at Federal Statutory Rate	$(3,615)	21.00%	$1,638	21.00%
State taxes, net	(62)	0.36%	(642)	-8.23%
Foreign operations	153	-0.89%	132	1.70%
UK goodwill impairment	1,900	-11.04%	-	-
Permanent differences	116	-0.67%	598	7.67%
PPP Loan	-	0.00%	(4,118)	-52.79%
True-up adjustments	813	6.56%	1,332	17.07%
Change in valuation allowance	608	-3.53%	559	7.17%
Other	(135)	10.5%	144	1.83%
Total Tax Benefit for Income Taxes	$(222)	1.28%	$(357)	-4.58%

The Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to mix of pre-tax income (loss) results by jurisdictions taxed at different rates than 21%, state taxes net of federal benefit, permanent differences, deferred tax balance adjustments that includes but is not limited to UK tax rate changes, UK goodwill impairment and changes in valuation allowance in the U.S.

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	December 31, 2022	January 1, 2022
Deferred tax assets
Net operating loss carryforward	$13,356	$8,220
Tax credit, deduction and capital loss carryforward	3,212	2,417
Share-based compensation	503	478
Debt issuance costs	-	18
Accrued expenses and other liabilities	1,276	1,256
Interest limitation and carryforward	7,546	7,534
Operating lease liabilities	1,657	1,478
Total deferred tax assets	27,550	21,401
Less: valuation allowance	(23,383)	(17,646)
Deferred tax assets, net of valuation allowance	$4,167	$3,755

Deferred tax liabilities:
Deprecation	$(1,507)	$(1,472)
Basis differences in acquired intangibles	(1,347)	(1,618)
Debt issuance costs	(9)	-
Operating lease - Right-of-use assets	(1,482)	(1,415)
Total deferred tax liabilities	(4,345)	(4,505)
Deferred tax liability	$(178)	$(750)

During Fiscal 2022 and Fiscal 2021, the Company has federal net operating losses (“NOLs”) of $29,635 and $18,720. Of the $29,635 in federal NOL carryforwards, $1,279 will begin to expire in 2028 and $19,802 can be carried forward indefinitely, subject to an 80% taxable income limitation in the year of utilization. As of November 15, 2018, the Company had a change in ownership under Section 382. As such, the Company reduced the Federal NOLs available by $7,220. In 2021, the Company had two additional changes in ownership on February 12, 2021 and November 1, 2021, the Company had a change in ownership under Section 382 which limits the amount of useable NOLs going forward. As per the Section 382 analysis, the Company’s Federal NOL available as of January 1, 2022, will not be subject to limitation. On May 17, 2022, the Company acquired 100% of Headway Workforce Solutions Inc. and Subsidiaries via a stock sale. Headway Workforce Solutions Inc. and Subsidiaries’ NOLs will be subject to a Section 382 limitation due to an ownership change. The Company has not identified subsequent 382 Limitations as of December 31, 2022. As of December 31, 2022 and January 1, 2022, the Company has state operating losses of $147,413 and $60,793 that begin to expire in 2028, and foreign NOLs totaling $5,346 and $5,035 with an indefinite life. As of December 31, 2022 and January 1, 2022, the Company also has capital loss carryforward of $7,531 and $7,531, respectively, which, if unused, will begin to expire in 2023 and a general business credit carryforward of $76 and $76, respectively.

Effective for the year ended December 28, 2018, the Tax Act resulted in a new limitation on interest expense under IRC Section 163(j). New IRC Section 163(j) limits the Company’s annual deduction of interest expense to the sum of business interest income and 30 percent of the adjusted taxable income of the Company. As a result of the CARES Act the limitation has been increased to 50% for tax years 2019 and 2020. Beginning on January 1, 2022 depreciation and amortization expense will no longer be allowed as an addback to adjusted taxable income. The limitation for the year ended December 31, 2022 resulted in disallowed interest of $3,077, which can be carried forward indefinitely.

The Company has not recorded deferred taxes or withholding taxes for any undistributed foreign earnings, nor have any taxes been provided for the outside basis difference inherent in these entities as the Company’s assertion is to indefinitely reinvest in foreign operations. It is not practicable to estimate any taxes to be provided on outside basis differences at this time. Based on the amount of foreign undistributed earnings through December 31, 2022, we believe any such tax liability would be insignificant to the financial statements.

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

During Fiscal 2022, the Company maintained a valuation allowance against its U.S. and U.K. deferred tax assets. The Company’s valuation allowance increased by $5,737 during Fiscal 2022 primarily attributable to the the acquisition of Headway which increased the valuation allowance by $5,129 and the remainder due to Section 163(j) interest limitation and federal and state net operating losses.

During Fiscal 2022, we maintained our federal and state tax attributes for unrecognized tax benefits related primarily to the treatment of stock compensation and stock options. If recognized, $716 of the unrecognized tax benefits are likely to offset to a corresponding full valuation allowance provided for the reduction of federal NOLs, thereby there is no impact to the effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal 2022	Fiscal 2021
Beginning balance	$697	$656
Additions for tax positions of prior years	19	41
Reductions for tax positions of prior years	—	—
Loss before provision for income taxes	$716	$697

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. However, quantification of an estimated range cannot be made at this time. The Company has accrued zero interest and penalties as of December 31, 2022 and January 1, 2022.

The Company files its tax returns in the U.S., United Kingdom and certain state and local tax jurisdictions with various statutes of limitations. The Company has no tax years subject to audit by certain jurisdictions at this time. To the extent utilized in future years’ tax returns, all NOLs carryforwards will remain subject to examination until the respective tax year is closed.

NOTE 19 – SUBSEQUENT EVENTS

On February 7, 2023, the Company entered into a securities purchase agreement with an institutional, accredited investor for the issuance and sale, in a best efforts public offering, of (i) 315,000 units, each Unit consisting of one share of the Company’s common stock, par value $0.00001 per share, and one warrant to purchase one share of Common Stock, and (ii) 1,569,516 pre-funded units, each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of Common Stock and one Warrant. The public offering price was $2.6532 per Unit and $2.6522 per Pre-Funded Unit. The Offering closed on February 10, 2023.

Subject to certain limitations described in the Pre-Funded Warrants, the Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.001 per share any time until all of the Pre-Funded Warrants are exercised in full. A holder will not have the right to exercise any portion of the Warrants or the Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, respectively (or at the election of the holder of the Warrants, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants or the Pre-Funded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation pursuant to the Warrants, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

In connection with the Offering, the Investor entered into a warrant amendment agreement with the Company to amend the exercise price of certain existing warrants to purchase up to an aggregate of 876,654 shares of Common Stock that were previously issued to the Investor, with an exercise price of $5.85 per share and an expiration date of January 7, 2028. Pursuant to the Warrant Amendment Agreement, the amended warrants have a reduced exercise price of $2.47 per share following the closing of the Offering.

The Company intends to utilize the net proceeds from the Offering for general working capital purposes.

H.C. Wainwright & Co., LLC acted as the Company’s exclusive placement agent in connection with the Offering, pursuant to that certain engagement letter, dated as of January 4, 2023, as amended, between the Company and Wainwright. Pursuant to the engagement letter, the Company paid Wainwright (i) a cash fee equal to 7.5% of the aggregate gross proceeds of the Offering, (ii) a management fee of 1.0% of the aggregate gross proceeds of the Offering, and reimbursed certain expenses and legal fees. In addition, the Company issued to Wainwright or its designees, warrants to purchase 141,339 shares of Common Stock at an exercise price equal to $3.3165 per share. The Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of the Purchase Agreement.

The Units, the Pre-Funded Units, the Shares, the Pre-Funded Warrants, the Warrants, the Warrant Shares, the Placement Agent Warrants and the Placement Agent Warrant Shares were offered by the Company pursuant to a Registration Statement on Form S-1, as amended (File No. 333-269308), initially filed on January 20, 2023 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and declared effective on February 7, 2023.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. During the preparation of our financial statements for the year ended December 31, 2022, we and our auditors identified a material weakness (as such term is defined below) in our internal control over financial reporting related to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company. Our management has also identified a material weakness in our internal control over our goodwill assessment relating to the lack of a sufficient process for determining the valuation of goodwill assets.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company’s internal controls. During the preparation of our financial statements for the year ended December 31, 2022, we and our auditors identified material weaknesses in our internal control over financial reporting. Specifically: (1) The Company’s management determined that the Company did not, as of December 31, 2022, design and maintain effective internal controls over financial reporting. We lack a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company; and (2) We have ineffective design and operating effectiveness over forecasts used in our annual goodwill impairment evaluation. The Company’s accounting for the potential impairment of goodwill requires the Company to record an impairment charge if the carrying amount of the reporting unit is in excess of the fair value. The Company provided for audit a discounted cash flow analysis to support its assessment of indicators of impairment of goodwill which included assumptions for revenue growth and expected gross margins that were inconsistent with the historical experience of the Company and could not be further supported with underlying evidence to support the Company’s projections. As a result of the audit the Company revised its projections and used historical evidence pertaining to the base revenue amount, growth rates, and gross margins. The Company determined that the fair value of the reporting unit was less than the carrying value and recorded an impairment charge of approximately $10 million. If this adjustment was not identified by our auditors, we believe that this adjustment would not have been detected. As a result, the Company concluded that this deficiency in our internal controls over financial reporting would give rise to the level of a material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness identifies above, there has been no change in our system of internal control over financial reporting during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Composition

Our Board consists of six directors as follows:

Class I: Dimitri Villard, Nicholas Florio and Vincent Cebula;

Class II: Jeff Grout and Alicia Barker; and

Non-Classified: Brendan Flood.

Under our Amended and Restated Certificate of Incorporation and Bylaws, the Board is divided into Class I and Class II directors, and any directors not classified are non-classified directors. Each Class I director seat is up for election at the annual meeting of stockholders occurring in calendar year 2021 and every two years thereafter, each Class II director seat is up for election at the annual meeting of stockholders occurring in calendar year 2020 and every two years thereafter, and any non-classified directors are up for election at every annual meeting of stockholders and, in each case, until his or her successor shall be elected and qualified, unless sooner displaced. Our shareholders approved the appointment of our two Class II and one non-classified director at our annual shareholder meeting on December 30, 2022.

Executive Officers and Directors

The name, age and position of our executive officers and directors are set forth below.

Name and Address	Age	Positions
Brendan Flood	58	Chairman, Chief Executive Officer, President and Director
Joe Yelenic	61	Senior Vice President, Corporate Finance (Principal Financial Officer)
Nick Koutsivitis	48	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Alicia Barker	53	Chief Operating Officer, Executive Vice President and Director
Dimitri Villard	80	Director
Jeff Grout	70	Director
Nicholas Florio	59	Director
Vincent Cebula	59	Director

Brendan Flood, Chairman, Chief Executive Officer, President and Director. Mr. Flood has been the Chairman or Executive Chairman and a Director of the Company since January 7, 2014. He assumed the role of Chairman and Chief Executive Officer (“CEO”) on December 19, 2017 and has been in the staffing industry for over 20 years. Mr. Flood joined the Company upon the sale to us of his business, Initio International Holdings Limited (“Initio”), on January 3, 2014, where he was the chairman and chief executive officer. He had previously acquired Initio as part of a management buy-out, which he led, in January 2010. Prior to Initio, Mr. Flood worked in several staffing companies, including Hudson Global Resources Inc. (“Hudson Global Resources”), which he brought to the Nasdaq National Market on April 1, 2003 as a spin-off from Monsterworldwide Inc. (“Monsterworldwide”). His experience while at Monsterworldwide included numerous M&A transactions, operational management in both London and New York, and various senior financial roles. Mr. Flood graduated from Dublin City University in Ireland with a Bachelor of Arts Degree in Accounting and Finance. Mr. Flood’s strong financial background and years of experience at major staffing firms like Monsterworldwide and Hudson Global Resources qualifies him to be the President and Chief Executive Officer and Chairman of the Board of Directors given our core business in the staffing industry. Mr. Flood has served as Chairman of the Mergers and Acquisitions Committee since its inception in October 2021.

Joe Yelenic, Senior Vice President, Corporate Finance. Mr. Yelenic joined us as a result of the acquisition of Headway on May 18, 2022. During his 18 years with Headway, he served in senior financial roles, including Director of Internal Audit and Chief Financial Officer. Mr. Yelenic was instrumental in overseeing Headway’s growth in revenues during this time. Mr. Yelenic assumed the role of President, Chief Operating Officer for Headway in January 2019. As a licensed CPA with over thirty-eight years of financial management experience, primarily in HR outsourcing and temporary staffing industries, Mr. Yelenic provides strategic financial and operational leadership in his role involving financial planning and analysis for the Company. His experience includes several M&A transactions beginning with the buyout of SPEC Group Holdings in 1994, where he helped facilitate six years of accelerated growth before its acquisition by TMP Worldwide. Mr. Yelenic graduated from Duquesne University in Pittsburgh Pennsylvania with a Bachelor of Science degree in accounting. Mr. Yelenic has served as the Company’s Senior Vice President, Corporate Finance since May 2022.

Nick Koutsivitis, Senior Vice President, Corporate Controller. Mr. Koutsivitis brings to us more than 20 years of experience in accounting and leadership roles. From 2014 to 2017, he was our Corporate Controller. From 2017 to 2019, he was the CFO of a privately owned staffing company before returning to us in 2020. Mr. Koutsivitis has served as our Senior Vice President, Corporate Controller since 2020.

Alicia Barker, Chief Operating Officer, Executive Vice President and Director. Alicia Barker has served as a director on the Board since April 2018 and as Executive Vice President and Chief Operating Officer since July 2018. Ms. Barker brings over two decades of extensive human resources, communication and operational expertise to her role. From July 2016 to July 2018, she served as principal and owner of Act II Consulting, providing human resources consulting and professional coaching services to individuals and corporations. From May 2014 to May 2016, Ms. Barker served as senior vice president, Human Resources at Barker, a full-service advertising agency where she led talent procurement and executive development. She also previously served on the executive team as vice president, Human Resources at Hudson North America, a global talent solutions company, as vice president, Human Resources, at Grey Group, a global advertising and marketing agency, and before that, as Human Resources Director at Icon/Nicholson, which designs, develops, and produces prepackaged computer software. Over the past several years, Ms. Barker has held positions on not-for-profit boards in her local community. Ms. Barker was also solicited to be the Campaign Manager for the Mayoral Campaign in the town of Westfield, New Jersey during the 2018 election. Ms. Barker’s educational background includes a major in Communications, a SHRM-CP Certification in HR and a Professional Coaching Certification. Ms. Barker’s extensive human resources expertise qualifies her to be a director on the Board. Ms. Barker has served on the Mergers and Acquisitions Committee since its inception in October 2021.

Dimitri Villard, Director. Dimitri Villard has been a director on the Board since July 2012. Mr. Villard was chairman and chief executive officer of Peer Media Technologies, Inc., a public company Internet technology business, from February 2009 to December 2012. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as interim chief executive officer from March 6, 2008 and as a director from January 2005 until 2012. Mr. Villard has also served as president and a director of Pivotal BioSciences, Inc., a biotechnology company, from September 1998 to August 2018. In addition, since January 1982, he has served as president and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm, SG Cowen and affiliated entities, a position held from January 1997 to July 1999. From 2004 to 2008, Mr. Villard served as chairman of the board of directors of Dax Solutions, Inc., an entertainment industry digital asset management venture, and from July 2012 until September 2013, he was a member of the board of directors of The Grilled Cheese Truck Company, a public company. He is also a member of the executive committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a Bachelor of Arts from Harvard University and a Master of Science degree from China International Medical University. He serves on the Nominating and Corporate Governance Committee, the Compensation and Human Resources Committee and the Audit Committee and, since August 2022, as Lead Director. Mr. Villard’s experience as an officer and/or director of several public companies, as well as an investment banker, qualifies him to be a director on the Board.

Jeff Grout, Director. Jeff Grout has been a director on the Board since February 2014. He is a successful business speaker, consultant and coach. From 1980 to 2001, he served as U.K. managing director of Robert Half International, a leading international recruitment consultancy, and business manager to Sir Clive Woodward, head coach of the England Rugby Team. From 2001, Mr. Grout has been an independent business consultant specializing in leadership, people management, team building, peak performance, recruitment and retention issues. He has spoken at Henley Business School, Ashridge Management College, Cardiff Business School and the Danish Centre for Leadership, and his clients include Amazon, Deloitte, LinkedIn, British Airways, Barclays, Ernst & Young and Virgin. He holds several corporate advisory and executive coaching appointments and is also a successful business author. Mr. Grout has written books on leadership, recruitment, career success, the psychology of peak performance and his police detective father’s first murder case. His eighth book entitled What You Need to Know about Leadership was published in May 2011. Mr. Grout holds a Bachelor of Science in Economics from the London School of Economics and Political Science. Mr. Grout brings valuable operational experience within the staffing industry having grown the U.K. business of Robert Half International from $1 million to $100 million in sales and from 12 to 365 employees. He also identified and integrated several acquisitions of staffing businesses in the U.K. and continental Europe. He is the Chairman of our Compensation and Human Resources Committee and serves on the Nominating and Corporate Governance Committee, the Audit Committee and the Mergers and Acquisitions Committee. Mr. Grout’s extensive staffing industry experience, including his role as former Managing Director of Robert Half International, qualifies him to be a director on the Board.

Nicholas Florio, Director. Nicholas Florio has been a director on the Board since May 2014. Mr. Florio provides business consulting and financial advice to a variety of closely held private businesses. He is a retired audit and accounting partner for Citrin Cooperman & Company, LLP (“Citrin Cooperman”). Mr. Florio has been with Citrin Cooperman for over 25 years. He currently serves as a consultant with Citrin Cooperman. With over 30 years of experience in the staffing and employment arena, Mr. Florio served as the practice leader of Citrin Cooperman’s employment and staffing area. Mr. Florio’s experience in this area included providing advice on corporate structuring; design of stock incentive and deferred compensation plans; merger and acquisition due diligence and consulting; among general business and tax advice. He was also a member of the board of directors of both the New York Staffing Association (“NYSA”) and New Jersey Staffing Association and was the president of the Industry Partner Group of NYSA for over 20 years. Prior to his retirement Mr. Florio was also a long-standing member of the Citrin Cooperman’s executive committee. A graduate of Pace University, Mr. Florio is a member of the New York State Society of Certified Public Accountants as well as the American Institute of CPAs. He is the Chairman of our Nominating and Corporate Governance Committee as of August 2022 and serves on the Audit Committee, the Compensation and Human Resources Committee and the Mergers and Acquisitions Committee. Mr. Florio’s acute knowledge of financial and accounting matters, with an emphasis in the staffing industry through his role as audit and accounting partner for Citrin Cooperman, qualifies him to be a director on the Board.

Vincent Cebula, Director. Vincent Cebula has been a director on the Board since July 2021. Mr. Cebula has a decades-long and successful history as an independent director in a number of both public and private companies, operating advisor and investor in special situations, including 35 years of experience in private equity, investment banking and operational restructurings. From 2013 through 2021, Mr. Cebula was Chief Operating Officer, Co-Founder and Operating Advisor of Solace Capital Partners, L.P. an alternative asset manager focused on distressed debt and special situation investment opportunities in middle-market companies. Earlier in his career, he was Managing Director at Oaktree Capital Management, LLC and its predecessor, Trust Company of the West, and later at Jefferies Capital Partners where he was active in investing on behalf of funds representing more than $4 billion in combined capital commitments. He began his career as an investment banker at Drexel Burnham Lambert. Mr. Cebula graduated from Wharton School, University of Pennsylvania summa cum laude earning a B.S. Economics degree with concentrations in Finance and Decision Science. He currently serves as an Independent Director on the board of Independence Contract Drilling, Inc., a publicly traded oil field services company, and on the board of another private company. Mr. Cebula is the Chairman of the Audit Committee as of August 2022 and serves on the Compensation and Human Resources Committee, the Nominating and Corporate Governance Committee and the Mergers and Acquisitions Committee. Mr. Cebula’s extensive skills and experience in business and finance, including corporate governance, capital markets and tax planning, qualifies him to be a director on the Board.

Independence of Directors

In determining the independence of our directors, the Board applied the definition of “independent director” provided under the listing rules of Nasdaq. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. After considering all relevant facts and circumstances, the Board has determined that each of Messrs. Villard, Florio, Cebula and Grout are independent within the definition of independence under Nasdaq rules. Our Board has determined that Mr. Flood and Ms. Barker are not independent directors. In making this determination, the Board considered, among other things, (i) relationships and transactions involving directors or their affiliates or immediate family members and (ii) other relationships and transactions involving directors or their affiliates or immediate family members that did not rise to the level of requiring such disclosure, of which there were none.

Meetings of the Board of Directors

The Board convened 12 times during Fiscal 2022. Each director attended 100% of the total number of meetings of the Board. Directors are encouraged, but are not required, to attend our annual meeting of stockholders. At the Company’s annual meeting of stockholders on December 30, 2022, all directors were in attendance either in person or via conference call.

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

Audit Committee. On April 30, 2014, the Board designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”). The Audit Committee is composed of Messrs. Vincent Cebula (Chairman), Nicholas Florio, Dimitri Villard, and Jeff Grout. All members of our audit committee are independent as defined in the rules and regulations of the SEC and Nasdaq, and the Board has determined that Mr. Vincent Cebula is the qualified financial expert (see credentials listed above). The Audit Committee formally met 9 times during Fiscal 2022. The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

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

Compensation and Human Resources Committee. On April 30, 2014, the Board designated a Compensation and Human Resources Committee (the “Compensation and Human Resources Committee”). Our Compensation and Human Resources Committee is composed of Messrs. Jeff Grout (Chairman), Dimitri Villard, Vincent Cebula and Nicholas Florio. Pursuant to its charter, the Compensation and Human Resources Committee shall be comprised of at least two (2) “independent” members of the Board who shall also satisfy such other criteria imposed on members of the Compensation and Human Resources Committee pursuant to the federal securities laws and the rules and regulations of the SEC and Nasdaq. With regards to the Compensation and Human Resources Committee, the term “independent” refers to a member of the Compensation and Human Resources Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and Nasdaq, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation and Human Resources Committee formally met 13 times during Fiscal 2022.

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

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board for consideration. The Nominating and Corporate Governance Committee formally met 5 times during Fiscal 2022. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Nicholas Florio, Staffing 360 Solutions, Inc., 757 Third Ave., 27th Floor, New York, New York 10017.

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

Mergers and Acquisitions Committee. The Mergers and Acquisitions Committee of the Board (the “M&A Committee”) was formed on October 22, 2021. The committee is composed of Brendan Flood (Chairman), Vincent Cebula, Nicholas Florio, Dimitri Villard and Alicia Barker. The committee shall be comprised of at least two (2) “independent” members of the board of directors as defined by the rules and regulations of the SEC and Nasdaq. The M&A Committee formally met 1 time during Fiscal 2022.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company, we believe that all directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities timely filed reports required by Section 16(a) of the Exchange Act during Fiscal 2022.

Family Relationships

There are no family relationships among any of our executive officers or any of our directors.

Code of Ethics

We adopted a code of ethics that applies to our executive officers, Directors and employees and our subsidiaries. Our code of ethics is posted to our website at www.staffing360solutions.com. We will disclose any amendments to or any waivers from a provision of the code of ethics, if they occur, in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Executive Compensation Overview

The compensation program for our executive officers, as presented in the summary compensation table below, is administered by our Board and our Compensation and Human Resources Committee. The intent of our compensation program is to align our executives’ interests with those of our stockholders, while providing reasonable and competitive compensation.

The purpose of this executive compensation discussion is to provide information about the material elements of compensation that we pay or award to, or that is earned by: (i) the individual who served as our principal executive officer during Fiscal 2022; (ii) our two most highly compensated executive officers, other than the individual who served as our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2022, with compensation during Fiscal 2022 of $100,000 or more; and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers on December 31, 2022. We refer to these individuals as our “named executive officers.” For Fiscal 2022, our named executive officers and the positions in which they served are:

●	Brendan Flood, our Chairman and Chief Executive Officer;

●	Joe Yelenic, our Senior Vice President of Corporate Finance; and

●	Alicia Barker, our Chief Operating Officer.

The named executive officers, including our Chief Executive Officer, do not participate in any part of the process of reviewing and setting their own compensation levels. The Chief Executive Officer acts in an advisory capacity in setting compensation for executives other than himself and defers to the decisions of the Compensation and Human Resources Committee.

For Fiscal 2022, the compensation of our named executive officers consisted of salary, an annual cash bonus and equity awards, as well as benefits such as medical coverage, life insurance and 401(k) contributions.

All amounts presented in this section are in whole dollar amounts. All compensation amounts presented in British pounds have been translated using the foreign currency average exchange rates, unless otherwise indicated.

Compensation of Executive Officers

Summary Compensation Table

						All
	Fiscal	Salary	Bonus(1)	Stock Awards (2) (3)	Option Awards (4)	Other Compensation (5)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Brendan Flood	Fiscal 2022	503,000	300,000	30,192	327,669	29,345	1,190,206
Chairman and Chief Executive Officer	Fiscal 2021	646,468	500,000	421,915	—	38,930	1,607,313
Alicia Barker	Fiscal 2022	275,018	217,513	34,206	—	28,385	555,122
Chief Operating Officer	Fiscal 2021	257,821	—	17,736	—	26,000	301,557
Joe Yelenic(6)	Fiscal 2022	200,000	99,000	—	—	—	299,000
Senior Vice President of Corporate Finance	Fiscal 2021	—	—	—	—	—	—

(1)	On January 27, 2022, Board approved, following the recommendation made by the Compensation and Human Resources Committee, the payment of an exceptional bonus equal to $500,000, less all applicable withholdings and deductions, to Mr. Flood for Fiscal 2021 (the “2021 Flood Bonus”), payable at Mr. Flood’s election in (i) a lump-sum cash payment; (ii) shares of our common stock, provided the common stock’s fair market value (determined in accordance with the 2021 Plan (as defined herein)) at the time of such election was at least $1.00 per share; or (iii) in a combination of cash and common stock, subject to the restrictions described in (ii) above, with such bonus to be paid to Mr. Flood as soon as administratively practicable in the 2022 calendar year; provided, however, that if due to our cash position, we were unable to pay the 2021 Flood Bonus to Mr. Flood by December 31, 2022, then the 2021 Flood Bonus would be paid to Mr. Flood, effective as of December 31, 2022, in shares of common stock, determined based on the common stock’s fair market value on the last trading day of the 2022 calendar year and irrespective of the restrictions described in (ii) above, and provided further that, in the event the fair market value of the common stock as of the last trading day of the 2022 calendar year was less than $1.00 per share, then the number of shares of common stock issued to Mr. Flood as of December 31, 2022 would not exceed 500,000 shares of common stock. On December 30, 2022, the last trading day of the 2022 calendar year, the fair market value of our common stock was $2.82 per share and on February 2, 2023, 177,305 shares were issued to Mr. Flood pursuant to the 2021 Flood Bonus.

(2)	Represents the amount recognized for financial statement reporting purposes in accordance with ASC Topic 718. Stock awards vest in full on the third anniversary of the grant date, and the value of stock award is based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance.

(3)	On January 27, 2022, Mr. Flood was granted 50,000 options expiring in 5 years. On December 28, 2022, Mr. Flood was issued 10,000 shares for board services at $3.02 per share. On January 11, 2022, April 12, 2022 and December 28, 2022, Ms. Barker was issued 200 shares at $9.65, 200 shares at $7.40 and 10,200 shares at $3.02, respectively. On October 21, 2021, Mr. Flood and Ms. Barker were issued 8,334 and 667 shares, respectively at $18.10 per share. On January 8, 2021, and October 21, 2021, Ms. Barker was issued 24 shares at $51.52 per share and 247 shares at $18.10 per share, respectively.

(4)	In accordance with SEC rules, this column reflects the aggregate fair value of the five (5) year option awards totaling $327,669 granted January 22, 2022 in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.

(5)	Includes vacation pay, car allowance, 401(k) match, pensions and life insurance premiums.

(6)	On November 4, 2022, the Board appointed Mr. Joe Yelenic, Senior Vice President, Corporate Finance, as our principal financial officer.

Outstanding Equity Awards at December 31, 2022

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of the named executive officers for Fiscal 2022.

	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Option awards
Brendan Flood(1)	110	(1)	—	110	$6,000	01/07/2024
	50	(2)	—	50	3,000	03/01/2025
	160	(3)	—	160	405	02/28/2027
	50,000	(4)	—	50,000	7.80	01/27/2027

(1)	These options are fully vested, were issued pursuant to the 2014 Equity Incentive Plan and are exercisable for a period of 10 years from the date of grant.

(2)	These options are fully vested, were issued pursuant to the 2015 Equity Incentive Plan and are exercisable for a period of 10 years from the date of grant.

(3)	These options are fully vested, were issued pursuant to the 2016 Equity Incentive Plan and are exercisable for a period of 10 years from the date of grant.

(4)	These options are fully vested, were issued pursuant to the 2021 Equity Incentive Plan and are exercisable for a period of 5 years from the date of grant.

Employment Agreements

The Flood Employment Agreement

On January 3, 2014, in connection with our acquisition of Initio, we entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Pursuant to the Flood Employment Agreement, Mr. Flood initially served as Executive Chairman of the Board. Mr. Flood was initially paid a salary of £192,000 per year, less statutory deductions, plus other benefits including reimbursement for reasonable expenses, paid vacation and insurance coverage for his roles with both us and our U.K. subsidiary. Under the Flood Employment Agreement, Mr. Flood’s salary is required to be adjusted (but not decreased) annually in connection with the CPI Adjustment (as defined in the Flood Employment Agreement). Mr. Flood is also entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain financial milestones. Additionally, Mr. Flood was entitled to a gross profit appreciation participation, which entitled the participants to 10% of Initio’s “Excess Gross Profit,” which is defined as the increase in Initio gross profits in excess of 120% of the base year’s gross profit, up to $400,000. Mr. Flood’s participating level was 62.5%. On May 29, 2015, the Gross Profit Appreciation Bonus associated with this employment agreement was converted into 1,039,380 shares of Series A Preferred Stock. On January 8, 2021, all of his Series A Preferred Stock were converted into 45,100 shares of our common stock.

The Flood Employment Agreement had an initial term of five years and automatically renews thereafter unless 12 months’ written notice is provided by either party. It also includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, we may request that Mr. Flood continue employment with the new control entity. In December 2017, upon the reorganization of the Company and departure of Mr. Briand, Mr. Flood’s title was changed to Chairman and he assumed the roles of our Chief Executive Officer and President. On January 1, 2018, the Company increased his salary by the CPI Adjustment. On January 1, 2019 and on January 1, 2020, Mr. Flood was eligible for a CPI salary adjustment and chose to waive this adjustment. Effective January 1, 2020, Mr. Flood’s salary changed to $503,000 and bonus changed to up to 75% of his annual base salary.

The Barker Employment Agreement

We entered into an employment agreement with Alicia Barker that appointed her as our Chief Operating Officer effective July 1, 2018 (the “Barker Employment Agreement”). Ms. Barker also serves as a director on the Board and receives stock compensation for her service as a director on the Board.

Under the terms of the Barker Employment Agreement, Ms. Barker currently receives an annual base salary of $250,000 and is entitled to receive an annual performance bonus of up to 75% of her base salary based on the achievement of certain performance metrics. Ms. Barker’s base salary is required to be reviewed by the Board on an annual basis and may be increased, but not decreased, in its sole discretion. Ms. Barker is also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company. Effective January 1, 2021, Ms. Barker’s salary changed to $275,000.

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

The Yelenic Employment Agreement

We entered into an employment agreement with Joe Yelenic that appointed him as our Senior Vice President, Corporate Finance effective April 18, 2022 (the “Yelenic Employment Agreement”).

Under the terms of the Yelenic Employment Agreement, Mr. Yelenic currently receives an annual base salary of $320,000 and is entitled to receive an annual performance bonus of up to $140,000 based on the achievement of certain performance metrics. The Yelenic Employment Agreement will continue in effect unless terminated by either party upon written notice provided of not less than six months. Mr. Yelenic is also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with his services to the Company and to participate in the benefit plans generally made available to other executives of the Company.

In the event Mr. Yelenic is terminated without cause or for good reason (as such terms are defined in the Yelenic Employment Agreement), he is entitled to receive (subject to certain requirements, including signing a general release of claims) (i) any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through his termination date and (ii) any earned but unpaid performance bonus. In the event Mr. Yelenic is terminated for cause or without good reason, he is only entitled to receive any earned but unpaid base salary and vacation time, as well as unreimbursed expenses, through his termination date.

The Yelenic Employment Agreement also contains customary confidentiality, non-solicitation and non-disparagement clauses.

Compensation of Directors

The following table provides compensation information for Fiscal 2022 for each member of our Board during Fiscal 2022:

	Fees Earned
	or Paid in	Stock
	Cash ($)	Awards ($) (1)	Total ($)
Brendan Flood(2)	—	30,200	30,200
Dimitri Villard(3)	100,000	34,214	134,214
Jeff Grout(4)	100,000	34,214	134,214
Nicholas Florio(5)	100,000	34,214	134,214
Alicia Barker(6)	—	34,214	34,214
Vincent Cebula(7)	100,000	34,214	134,214

(1)	We account for stock-based instruments issued to employees in accordance with ASC Topic 718. Stock awards vest in full on the third anniversary of the grant date, and the value of stock award is based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by our stock price on the date of issuance. We issued these shares under our 2021 Omnibus Incentive Plan, whereby these shares vest on the third anniversary of the date of grant. A nonemployee who sits on the Board and is compensated by us solely for the individual’s role as a director will be treated as an employee under ASC 718.

On January 11, 2022, April 12, 2022 and December 28, 2022, Mr. Villard, Mr. Grout, Mr. Florio, Ms. Barker and Mr. Cebula were issued 200 shares at $9.65, 2,000 shares at $7.40 and 10,200 shares at $3.02, respectively. On December 28, 2022, Mr. Flood was issued 10,000 shares at $3.02 per share.

(2)	Mr. Flood does not receive any cash compensation for his service as a director. Beginning in the fourth quarter of 2022, Mr. Flood received 10,000 shares per quarter for his service as a director. For information concerning Mr. Flood’s compensation as our President and Chief Executive Officer, please see “Compensation of Executive Officers—Summary Compensation Table”.

(3)	In August 2022, Mr. Villard was named the lead independent director. Mr. Villard formerly served as Chairman of the Nominating and Corporate Governance Committee from May 2014 to July 2022. Mr. Villard has been a member of the Audit Committee and of the Compensation and Human Resources Committee since May 2014. As a member of our Board, Mr. Villard receives an annual payment of $100,000, effective July 1, 2021, payable in monthly installments of $8,333. In addition, for his services as a Board and committee member, Mr. Villard received 200 shares of restricted common stock per quarter for the first three quarters of 2022. Effective October 1, 2022, the shares of restricted stock per quarter increased to 10,000 shares. During Fiscal 2022, Mr. Villard received 10,600 shares of restricted common stock valued at $34,214 for his services as a Board and committee member. As of December 31, 2022, Mr. Villard held 11,561 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock.

(4)	In February 2014, Mr. Grout was named the Chairman of the Compensation and Human Resources Committee and was also named as a member of the Nominating and Corporate Governance Committee. In June 2015, Mr. Grout was also named as a member of the Audit Committee. As a member of our Board, Mr. Grout receives an annual payment of $100,000, effective July 1, 2021, payable in monthly installments of $8,333. In addition, for his services as a Board and committee member, Mr. Grout received 200 shares of restricted common stock per quarter for the first three quarters of 2022. Effective October 1, 2022, the shares of restricted stock per quarter increased to 10,000 shares. During Fiscal 2022, Mr. Grout received 10,600 shares of restricted common stock valued at $34,214 for his services as a Board and committee member. As of December 31, 2022, Mr. Grout held 11,581 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock.

(5)	In August 2022, Mr. Florio was named the Chairman of the Nominating and Corporate Governance Committee Mr. Florio formerly served as Chairman of the Audit Committee from May 2014 to July 2022. Mr. Florio has been a member of each of the Audit and Corporate Governance Committee and of the Compensation and Human Resources Committee since May 2014. As a member of our Board, Mr. Florio receives an annual payment of $100,000, effective July 1, 2021, payable in monthly installments of $8,333. In addition, for his services as a Board and committee member, Mr. Florio received 200 shares of restricted common stock per quarter for the first three quarters of 2022. Effective October 1, 2022, the shares of restricted stock per quarter increased to 10,000 shares. During Fiscal 2022, Mr. Florio received 10,600 shares of restricted common stock valued at $34,214 for his services as a Board and committee member. As of December 31, 2022, Mr. Florio held 11,624 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. As of December 31, 2022, Mr. Florio, in the name of Citrin Cooperman, held 11,624 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock.

(6)	As a non-independent director, Ms. Barker receives equity compensation but is not entitled to cash compensation for services as a director. For her services as a director, Ms. Barker received 200 shares of restricted common stock per quarter for the first three quarters of 2022. Effective October 1, 2022, the shares of restricted stock per quarter increased to 10,000 shares. During Fiscal 2022, Mr. Barker received 10,600 shares of restricted common stock valued at $34,214 for his services as a Board and committee member. As of December 31, 2022, Mr. Barker held 12,795 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock. For information concerning Ms. Barker’s compensation as our Chief Operating Officer, please see “Executive and Director Compensation—Summary Compensation Table”.

(7)	On July 29, 2021, Mr. Cebula was appointed to the Board as a Class I director, to fill a vacancy as a result of the increase in the size of the Board from five to six persons. In August 2022, Mr. Cebula was named Chairman of the Audit Committee. As a member of our Board, Mr. Cebula receives an annual payment of $100,000, effective July 1, 2021, payable in monthly installments of $8,333. In addition, for his services as a Board and committee member, Mr. Cebula received 200 shares of restricted common stock per quarter for the first three quarters of 2022. Effective October 1, 2022, the shares of restricted stock per quarter increased to 10,000 shares. During Fiscal 2022, Mr. Cebula received 10,600 shares of restricted common stock valued at $34,214 for his services as a Board and committee member. As of December 31, 2022, Mr. Cebula held 10,800 shares of common stock from stock awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 19, 2023 for: (i) each of our directors; (ii) each of our Named Executive Officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, that are the beneficial owners of more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 4,311,020 shares of common stock outstanding on May 19, 2023.

Name of Beneficial Owner	Address	Common Stock Beneficially Owned (1)	Percent of Common Stock
Brendan Flood (2)	Third Floor, 24 Cornhill, London, EC3V 3ND	267,770	9.34%
Dimitri Villard (3)	757 Third Avenue, 27th Floor, New York, NY 10017	21,561	*
Jeff Grout (4)	Third Floor, 24 Cornhill, London, EC3V 3ND	21,581	*
Nicholas Florio (5)	757 Third Avenue, 27th Floor, New York, NY 10017	21,641	*
Alicia Barker (6)	757 Third Avenue, 27th Floor, New York, NY 10017	22,795	*
Vincent Cebula (7)	757 Third Avenue, 27th Floor, New York, NY 10017	20,800	*
Joe Yelenic (8)	757 Third Avenue, 27th Floor, New York, NY 10017	1,208	*
Directors and officers as a group of eight persons		377,356	13.16%

Greater than 5% Holders:
Jackson Investment Group, LLC (9)	2655 Northwinds Parkway, Alpharetta, GA 30009	173,904	6.07%

* Less than 1%.

(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of January 10, 2023, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2) Includes (i) 40,145 shares of common stock owned (of which 1,847 shares of common stock were purchased on the open market); (ii) 50,320 options to purchase shares of common stock that are currently exercisable or may be exercised by Mr. Flood within 60 days of January 10, 2023; and (iii) 177,305 shares of common stock issued to Mr. Flood on February 2, 2023, pursuant to the 2021 Flood Bonus.

(3) Includes 93 shares of common stock held personally by Mr. Villard and 21,468 shares of common stock held through Byzantine Productions, Inc., for which Mr. Villard is deemed the beneficial owner with sole voting and dispositive power over the securities held by the entity, and Mr. Villard holds options to purchase 17 shares of common stock.

(4) Mr. Grout owns 21,581 shares of common stock and holds options to purchase 17 shares of common stock.

(5) Includes 70 shares of common stock held personally by Mr. Florio and 21,554 shares of common stock and options to purchase 17 shares of common stock held in the name of Citrin Cooperman for which Mr. Florio is deemed the beneficial owner with sole voting and dispositive power over the securities held by the firm.

(6) Ms. Barker owns 22,795 shares of common stock.

(7) Mr. Cebula owns 20,800 shares of common stock.

(8) Mr. Yelenic owns 31,050 shares of Series H Preferred Stock, which are convertible into 1,208 shares of common stock.

(9) Includes 134,479 shares of common stock and warrants to purchase 39,425 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 about the common stock that may be issued upon the exercise of outstanding options, warrants and rights under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercising outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	148,727	$10.38	351,273
Equity compensation plans not approved by security holders(1)	566	$3,318	-

(1) At December 31, 2022, we had two equity compensation plans, the 2014 Equity Incentive Plan and the 2015 Omnibus Incentive Plan, not approved by security holders, which are more fully described below.

2014 Equity Incentive Plan

On January 28, 2014, the Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, we may grant options to employees, directors, senior management and, under certain circumstances, consultants. The purpose of the 2014 Plan is to secure and retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. A maximum of 834 shares of common stock has been reserved for issuance under the 2014 Plan (adjusted for the Reverse Stock Splits). The 2014 Plan expires on January 28, 2024. As of December 31, 2022, we had issued 834 options and shares of common stock pursuant to the 2014 Plan and therefore there are no remaining shares eligible to be issued under the 2014 Plan.

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

Notwithstanding the above, in case of change in control, in the event all or substantially all of the shares of our common stock of are to be exchanged for securities of another company, then each holder of an option award shall be obliged to sell or exchange, as the case may be, any shares such holder holds or purchased under the plan, in accordance with the instructions issued by the Board, whose determination shall be final.

Termination of Employment/Relationship

In the event of termination of the option holder’s employment with us or any of our affiliates, or if applicable, the termination of services given to us or any of our affiliates by consultants of the Company or any of its affiliates for cause (as defined in the plan), all outstanding option awards granted to such option holder (whether vested or not) will immediately expire and terminate on the date of such termination and the holder of option awards will not have any right in connection to such outstanding option awards, unless otherwise determined by the Board. The shares of common stock covered by such option awards will revert to the 2014 Plan.

2015 Omnibus Incentive Plan

On September 23, 2015, the Board adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”). Under the 2015 Plan, we may grant options to our employees, directors, senior management and, under certain circumstances, consultants. The purpose of the 2015 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates.

The 2015 Plan provides for an aggregate of 1,500 shares of common stock to be available for awards (adjusted for the Reverse Stock Splits). The number of shares available for grant pursuant to awards under the 2015 Plan is referred to as the “Available Shares”. If an award is forfeited, canceled, or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. However, shares that are used to pay the exercise price of an option or that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the 2015 Plan.

The 2015 Plan has a term of ten years and no further awards may be granted under the 2015 Plan after that date. As of December 31, 2022, we had issued 1,500 in options and shares of common stock pursuant to the 2015 Plan and had 0 unissued securities remaining under the 2015 Plan.

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

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of our business. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 8,334 shares of our common stock were reserved for issuance under stock and stock option awards (adjusted for the Reverse Stock Splits). On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 20,834 shares of our common stock. As of December 31, 2022, we had issued 20,834 shares and options to purchase shares of common stock pursuant to the 2016 Plan, leaving 0 shares remaining under the 2016 Plan. The Compensation and Human Resources Committee administers the 2016 Plan.

The Compensation and Human Resources Committee administers the 2016 Plan. The Compensation and Human Resources Committee will have the authority, without limitation to (i) designate participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of common shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled or exercised in cash, common shares, other securities, other awards or other property, or canceled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, common shares, other securities, other awards or other property and other amounts payable with respect to an award; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the 2016 Plan and any instrument or agreement relating to, or award granted under, the 2016 Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation and Human Resources Committee shall deem appropriate for the proper administration of the 2016 Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards; and (x) make any other determination and take any other action that the Compensation and Human Resources Committee deems necessary or desirable for the administration of the 2016 Plan. The Compensation and Human Resources Committee will have full discretion to administer and interpret the 2016 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

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

2020 Omnibus Incentive Plan

On June 30, 2020, the Board approved the 2020 Omnibus Incentive Plan (the “2020 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 12,500 shares of common stock are reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On September 29, 2020, our stockholders approved the 2020 Plan. As of December 31, 2022, we had issued 12,500 shares and options to purchase shares of common stock pursuant to the 2020 Plan, therefore leaving 0 shares remaining under the 2020 Plan. The Compensation and Human Resources Committee administers the 2020 Plan. The 2020 Plan will terminate on June 30, 2030.

2021 Omnibus Incentive Plan

On August 17, 2021, the Board approved the 2021 Omnibus Incentive Plan (the “2021 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 200,000 shares of common stock are reserved for grant under the 2021 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On October 14, 2021, our stockholders approved the 2021 Plan. On December 27, 2021, we held a special meeting of the stockholders, at which meeting the stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for issuance pursuant to awards under the 2021 Plan by an additional 300,000 shares, to a total of 500,000 shares of our common stock. As of December 31, 2022, we had issued 148,727 shares and options to purchase shares of common stock pursuant to the 2021 Plan, therefore leaving 351,273 shares remaining under the 2021 Plan. The Compensation and Human Resources Committee administers the 2021 Plan. The 2021 Plan will terminate on August 17, 2031.

Purpose. The purpose of the 2021 Plan is to enable us to remain competitive and innovative in our ability to attract and retain the services of key employees, key contractors, and non-employee directors of the Company and our subsidiaries. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. The 2021 Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of our key employees, key contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of applicable tax laws.

Effective Date and Expiration. The 2021 Plan was approved by our Board on August 17, 2021 and approved by our stockholders on October 14, 2021. The 2021 Plan will terminate on August 17, 2031, unless earlier terminated by our Board. No award may be granted under the 2021 Plan after its termination date, but awards made prior to the termination date may extend beyond that date in accordance with their terms.

Shares Available. The 2021 Plan, as amended, provides that the aggregate number of shares of our common stock that may be subject to awards under the 2021 Plan cannot exceed 500,000 shares, subject to adjustment in certain circumstances to prevent dilution or enlargement. All of the shares available for issuance as an award under the 2021 Plan may be delivered pursuant to incentive stock options.

Administration. Under the terms of the 2021 Plan, the 2021 Plan will be administered by our Board or such committee of our Board as is designated by it to administer the 2021 Plan (the “Committee”), which, to the extent necessary to satisfy the requirements of Rule 16b-3 under the Exchange Act, shall consist entirely of two or more “non-employee directors” as defined in Rule 16b-3 under the Exchange Act. At any time there is no Committee to administer the 2021 Plan, any reference to the Committee is a reference to our Board. The Committee will determine the persons to whom awards are to be made; determine the type, size, and terms of awards; interpret the 2021 Plan; establish and revise rules and regulations relating to the 2021 Plan and any sub-plans (including sub-plans for awards made to participants who do not reside in the United States); establish performance goals applicable to awards and certify the extent of their achievement; and make any other determinations that it believes are necessary for the administration of the 2021 Plan. The Committee may delegate certain of its duties to one or more of our officers as provided in the 2021 Plan.

Shares to be issued under the 2021 Plan may be made available from authorized but unissued shares of our common stock, common stock held in our treasury, or shares purchased by us on the open market or otherwise. During the term of the 2021 Plan, we will at all times reserve and keep enough shares available to satisfy the requirements of the 2021 Plan. Shares underlying awards granted under the 2021 Plan, the 2020 Plan or the 2016 Plan that expire or are forfeited or terminated without being exercised, or awards that are settled for cash, will again be available for the grant of additional awards within the limits provided by the 2021 Plan. Shares withheld by or delivered to us to satisfy the exercise price of stock options or tax withholding obligations with respect to any award granted under the 2021 Plan will nonetheless be deemed to have been issued under the 2021 Plan and will not again be available for grant under the 2021 Plan. Awards that may be satisfied either by the issuance of common stock or by cash or other consideration shall be counted against the maximum number of shares that may be issued under the 2021 Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares. An award will not reduce the number of shares that may be issued pursuant to the 2021 Plan if the settlement of the award will not require the issuance of shares, such as, for example, SARs that can only be satisfied by the payment of cash. Only shares forfeited back to us or shares cancelled on account of termination, expiration, or lapse of an award shall again be available for grant as incentive stock options under the 2021 Plan, but shall not increase the maximum number of shares that may be delivered pursuant to incentive stock options.

Eligibility. The 2021 Plan provides for awards to the non-employee directors, officers, employees, and contractors of the Company and our subsidiaries and prospective non-employee directors, officers, employees, and contractors who have accepted offers of employment or service from the Company or our subsidiaries, with such awards being effective upon such individual’s commencement of employment with or service to the Company or our subsidiaries, as applicable. As of the date of this proxy statement, there were four non-employee directors, three Section 16 officers, and approximately 205 other employees eligible to participate in the 2021 Plan. The Company’s current Section 16 executive officers and each member of our Board are among the individuals eligible to receive awards under the 2021 Plan.

Stock Options. Subject to the terms and provisions of the 2021 Plan, options to purchase shares of our common stock may be granted to eligible individuals at any time and from time to time as determined by the Committee. Stock options may be granted as incentive stock options, which are intended to qualify for favorable treatment to the recipient under federal tax law, or as nonqualified stock options, which do not qualify for such favorable tax treatment. Subject to the limits provided in the 2021 Plan, the Committee determines the number of stock options granted to each recipient. Each stock option grant will be evidenced by a stock option agreement that specifies the stock option’s exercise price, whether the stock options are intended to be incentive stock options or nonqualified stock options, the duration of the stock options, the number of shares to which the stock options pertain, and such additional limitations, terms, and conditions as the Committee may determine.

The Committee determines the exercise price for each stock option granted, except that the exercise price may not be less than 100% of the fair market value of a share of our common stock on the date of grant; provided, however, that if an incentive stock option is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our common stock (or of any parent or subsidiary), the exercise price must be at least 110% of the fair market value of a share of our common stock on the date of grant. As of August 20, 2021, the fair market value (as that term is defined in the 2021 Plan) of a share of our common stock was $20.35. All stock options granted under the 2021 Plan will expire no later than ten years (or, in the case of an incentive stock option granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our common stock (or of any parent or subsidiary), five years) from the date of grant. Stock options are nontransferable except by will or by the laws of descent and distribution or, in the case of nonqualified stock options, as otherwise expressly permitted by the Committee. The granting of a stock option does not accord the recipient the rights of a stockholder, and such rights accrue only after the exercise of a stock option and the registration of shares of our common stock in the recipient’s name. No dividend or dividend equivalent rights may be paid or granted with respect to any stock options granted under the 2021 Plan.

Stock Appreciation Rights. The 2021 Plan authorizes the Committee to grant SARs, either as a separate award or in connection with a stock option. A SAR entitles the holder to receive from us, upon exercise, an amount equal to the excess, if any, of the aggregate fair market value of a specified number of shares of our common stock to which such SAR pertains over the aggregate exercise price for the underlying shares. The exercise price of a SAR shall not be less than 100% of the fair market value of a share of our common stock on the date of grant.

Each SAR will be evidenced by an award agreement that specifies the exercise price, the number of shares to which the SAR pertains, and such additional limitations, terms, and conditions as the Committee may determine. We may make payment of the amount to which the participant exercising SARs is entitled by delivering shares of our common stock, cash, or a combination of stock and cash as set forth in the award agreement relating to the SARs. SARs are not transferable except as expressly permitted by the Committee. No dividend or dividend equivalent rights may be paid or granted with respect to any SARs granted under the 2021 Plan.

Restricted Stock. The 2021 Plan provides for the award of shares of our common stock that are subject to forfeiture and restrictions on transferability as set forth in the 2021 Plan, the applicable award agreement, and as may be otherwise determined by the Committee. Except for these restrictions and any others imposed by the Committee, upon the grant of restricted stock, the recipient will have rights of a stockholder with respect to the restricted stock, including the right to vote the restricted stock and to receive all dividends and other distributions paid or made with respect to the restricted stock on such terms as will be set forth in the applicable award agreement; provided, however, such dividends or distributions may be withheld by us for a participant’s account until the restrictions lapse with respect to such restricted stock. During the restriction period set by the Committee, the recipient may not sell, transfer, pledge, exchange, or otherwise encumber the restricted stock.

Restricted Stock Units. The 2021 Plan authorizes the Committee to grant restricted stock units. Restricted stock units are not shares of our common stock and do not entitle the recipients to the rights of a stockholder, although the award agreement may provide for rights with respect to dividends or dividend equivalents. The recipient may not sell, transfer, pledge, or otherwise encumber restricted stock units granted under the 2021 Plan prior to their vesting. Restricted stock units will be settled in shares of our common stock, in an amount based on the fair market value of our common stock on the settlement date. If the right to receive dividends on restricted stock units is awarded, then such dividends may be withheld by us for a participant’s account until the restrictions lapse with respect to such restricted stock units.

Dividend Equivalent Rights. The Committee may grant a dividend equivalent right either as a component of another award or as a separate award. The terms and conditions of the dividend equivalent right will be specified by the grant and, when granted as a component of another award, may have terms and conditions different from such other award; provided, however, that (i) any dividend equivalent rights with respect to such other award may be withheld by us for a participant’s account until such other award is vested, subject to such terms as determined by the Committee; and (ii) such dividend equivalent rights so withheld and attributable to another award will be distributed to such participant in cash or, at the discretion of the Committee, in common stock having a fair market value equal to the amount of such dividend equivalent rights, if applicable, upon vesting of the other award and, if such other award is forfeited, the right to dividend equivalent rights attributable to such forfeited award also will be forfeited. No dividend equivalent rights may be paid or granted with respect to any stock option or SAR. Dividend equivalent rights granted as a separate award also may be paid currently or may be deemed to be reinvested in additional common stock. Any such reinvestment will be at the fair market value at the time thereof. Dividend equivalent rights may be settled in cash or common stock.

Performance Awards. The Committee may grant performance awards payable at the end of a specified performance period in cash, shares of common stock, or other rights based upon, payable in, or otherwise related to our common stock. Payment will be contingent upon achieving pre-established performance goals (as described below) by the end of the applicable performance period. The Committee will determine the length of the performance period, the maximum payment value of an award, and the minimum performance goals required before payment will be made, so long as such provisions are not inconsistent with the terms of the 2021 Plan, and to the extent an award is subject to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), are in compliance with the applicable requirements of Section 409A of the Code and any applicable regulations or authoritative guidance issued thereunder. In certain circumstances, the Committee may, in its discretion, determine that the amount payable with respect to certain performance awards will be reduced from the maximum amount of any potential awards. If the Committee determines, in its sole discretion, that the established performance measures or objectives are no longer suitable because of a change in our business, operations, corporate structure, or for other reasons that the Committee deems satisfactory, the Committee may modify the performance measures or objectives and/or the performance period.

Performance Goals. The 2021 Plan provides that performance goals may be established by the Committee in connection with the grant of any award under the 2021 Plan. Such goals shall be based on the attainment of specified levels of one or more business criteria, which may include, without limitation: cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of our common stock; return on assets, equity or stockholders’ equity; market share; inventory management, inventory turn or shrinkage; employee retention; safety standards; service or product delivery or quality; or total return to stockholders, in each case with respect to the Company or any one or more of our subsidiaries, divisions, business units, or business segments, either in absolute terms or relative to the performance of one or more other companies (including an index covering multiple companies).

Other Awards. The Committee may grant other forms of awards, based upon, payable in, or that otherwise relate to, in whole or in part, shares of our common stock, if the Committee determines that such other form of award is consistent with the purpose and restrictions of the 2021 Plan. The terms and conditions of such other form of award shall be specified in the grant. Such other awards may be granted for no cash consideration, for such minimum consideration as may be required by applicable law, or for such other consideration as may be specified in the grant.

Vesting of Awards; Forfeiture; Assignment. Except as otherwise provided below, the Committee, in its sole discretion, may determine that an award will be immediately vested, in whole or in part, or that all or any portion may not be vested until a date, or dates, subsequent to its date of grant, or until the occurrence of one or more specified events, subject in any case to the terms of the 2021 Plan.

The Committee may impose on any award, at the time of grant or thereafter, such additional terms and conditions as the Committee determines, including terms requiring forfeiture of awards in the event of a participant’s termination of service. The Committee will specify the circumstances under which performance awards may be forfeited in the event of a termination of service by a participant prior to the end of a performance period or settlement of awards. Except as otherwise determined by the Committee, restricted stock will be forfeited upon a participant’s termination of service during the applicable restriction period.

Awards granted under the 2021 Plan generally are not assignable or transferable except by will or by the laws of descent and distribution, except that the Committee may, in its discretion and pursuant to the terms of an award agreement, permit transfers of nonqualified stock options or SARs to: (i) the spouse (or former spouse), children, or grandchildren of the participant (“Immediate Family Members”); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which the only partners are (a) such Immediate Family Members and/or (b) entities that are controlled by the participant and/or his or her Immediate Family Members; (iv) an entity exempt from federal income tax pursuant to Section 501(c)(3) of the Code or any successor provision; or (v) a split interest trust or pooled income fund described in Section 2522(c)(2) of the Code or any successor provision, provided that (x) there shall be no consideration for any such transfer, (y) the applicable award agreement pursuant to which such nonqualified stock options or SARs are granted must be approved by the Committee and must expressly provide for such transferability, and (z) subsequent transfers of transferred nonqualified stock options or SARs shall be prohibited except those by will or the laws of descent and distribution.

Change in Control. In connection with a change in control, outstanding awards may be converted into new awards, exchanged or substituted for with new awards, or canceled for no consideration, provided participants were given notice and an opportunity to purchase or exercise such awards, or cancelled and cashed out based on the positive difference between the per share amount to be received in connection with the transaction and the purchase/exercise price per share of the award, if any.

Recoupment for Restatements. To the extent set forth in the award agreement, the Company may recoup all or any portion of any shares of our common stock or cash paid to a participant in connection with an award, in the event of a restatement of our financial statements as set forth in our clawback policy as may be in effect from time to time.

Adjustments Upon Changes in Capitalization. In the event that any dividend or other distribution (whether in the form of cash, shares of our common stock, other securities, or other property), recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of shares of our common stock or other securities, issuance of warrants or other rights to purchase shares of our common stock or other securities, or other similar corporate transaction or event affects the fair market value of an award, the Committee shall adjust any or all of the following so that the fair market value of the award immediately after the transaction or event is equal to the fair market value of the award immediately prior to the transaction or event: (i) the number of shares and type of common stock (or other securities or property) that thereafter may be made the subject of awards; (ii) the number of shares and type of common stock (or other securities or property) subject to outstanding awards; (iii) the exercise price of each outstanding stock option; (iv) the amount, if any, we pay for forfeited shares in accordance with the terms of the 2021 Plan; and (v) the number of or exercise price of shares then subject to outstanding SARs previously granted and unexercised under the 2021 Plan, to the extent that the same proportion of our issued and outstanding shares of common stock in each instance shall remain subject to exercise at the same aggregate exercise price; provided, however, that the number of shares of common stock (or other securities or property) subject to any award shall always be a whole number. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the 2021 Plan or any stock option to violate Section 422 of the Code or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which we are subject.

Repricing of Stock Options or SARs. The Committee may “reprice” any stock option or SAR; provided, however, that the repricing of any Stock Option or SAR shall not be permitted without stockholder approval to the extent stockholder approval is required either by (i) any securities exchange or inter-dealer quotation system on which the Common Stock is listed or traded or (ii) applicable law. For purposes of the 2021 Plan, “reprice” means any of the following or any other action that has the same effect: (a) amending a stock option or SAR to reduce its exercise price; (b) canceling a stock option or SAR at a time when its exercise price exceeds the fair market value of a share of our common stock in exchange for cash or a stock option, SAR, award of restricted stock, or other equity award; or (c) taking any other action that is treated as a repricing under generally accepted accounting principles, provided that nothing will prevent the Committee from (x) making adjustments to awards upon changes in capitalization, (y) exchanging or cancelling awards upon a merger, consolidation, or recapitalization, or (z) substituting awards for awards granted by other entities, to the extent permitted by the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons. Pursuant to our Audit Committee charter, our Audit Committee is responsible for reviewing and approving all related party transactions, including those required to be disclosed as a “related party transaction” under applicable federal securities laws. The Audit Committee has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Audit Committee, we expect that the Audit Committee would become fully informed regarding the potential transaction and the interests of the related party and would have the opportunity to deliberate outside of the presence of the related party. We expect that the Audit Committee would only approve a related party transaction that was in the best interests of, and fair to, us, and further would seek to ensure that any completed related party transaction was on terms no less favorable to us than could be obtained in a transaction with an unaffiliated third party.

Summary of Related Party Transactions. Described below are transactions occurring since January 3, 2021 and any currently proposed transactions to which we were a party and in which the amounts involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at December 31, 2022 and January 1, 2022, and in which any related person had or will have a direct or indirect material interest, excluding executive compensation arrangements described elsewhere herein.

The Jackson Transactions

On February 5, 2021, we entered into a Limited Consent and Waiver with Jackson, a beneficial owner of more than 5% of our common stock, whereby, among other things, Jackson agreed that we may use 75% of the proceeds from the public offering that closed on February 12, 2021 to redeem a portion of the 2020 Jackson Note and 25% of the net proceeds from this offering to redeem a portion of our Series E Convertible Preferred Stock (the “Base Series E Preferred Stock”), notwithstanding certain provisions of the certificate of designation for the Base Series E Preferred Stock that would have required us to use all the proceeds from this offering to redeem the Base Series E Preferred Stock. In addition, we also agreed in the Limited Consent and Waiver to additional limits on our ability to incur other indebtedness, including limits on advances under our revolving loan facility with MidCap. We also agreed that to the extent that any of our Paycheck Protection Program Loans were forgiven after this offering, Jackson may convert the Base Series E Preferred Stock and Series E-1 Convertible Preferred Stock (the “Series E-1 Preferred Stock”) that remained outstanding into a secured note that is substantially similar to the Second Amended and Restated 12% Senior Secured Note originally due September 30, 2022 (as amended, the “2020 Jackson Note”). On April 8, 2021, the Limited Consent and Waiver was extended to June 17, 2021.

Jackson also entered into a Limited Waiver and Agreement with us on February 5, 2021, whereby Jackson agreed that it would not convert any shares of the Base Series E Preferred Stock or Series E-1 Preferred Stock into shares of our common stock or exercise any warrants to purchase shares to the extent that doing so would cause the number of our authorized shares of common stock to be less than the number of shares being offered in the public offering of 3,642,547 shares of common stock, which closed on February 12, 2021. Jackson also waived any event of default under the Series E Certificate of Designation and the 2020 Jackson Note that would result from us having an insufficient number of authorized shares of common stock to honor conversions of the Base Series E Preferred Stock and exercise of Jackson’s warrants. On April 8, 2021, the Limited Waiver and Agreement was extended to June 17, 2021, and on May 6, 2021, in connection with the Exchange (as defined below), the Limited Waiver and Agreement was extended to June 30, 2021.

On May 6, 2021, we entered into an Exchange Agreement with Jackson, pursuant to which, among other things, Jackson agreed to exchange 6,172 shares of our Series E Preferred Stock and 1,493 shares of our Series E-1 Convertible Preferred Stock for an equivalent number of shares of our Series G Convertible Preferred Stock, par value $0.00001 per share and Series G-1 Convertible Preferred Stock, par value $0.00001 per share (collectively, the “Series G Preferred Stock”, and such transaction, the “Exchange”). The Exchange was consummated on May 6, 2021.

On July 21, 2021, we exchanged our outstanding shares of Series G Convertible Preferred Stock and Series G-1 Preferred Stock for senior indebtedness by issuing to Jackson a new 12% Senior Secured Note, in aggregate principal amount of $7,733,000 (the “New Note”), which amount represented all of our outstanding Series G Preferred Stock and Series G-1 Convertible Preferred Stock held by Jackson as of July 21, 2022. The New Note was deemed issued pursuant to the Second Amended and Restated Note Purchase Agreement.

Under the terms of the New Note, we were required to pay interest on the New Note at an annual rate of 12%, in cash only, accruing from and after the date of the Note and until the entire principal balance of the Note shall have been repaid in full, and on and at all times during which the “Default Rate” (as defined in the Second Amended and Restated Note Purchase Agreement) applies, to the extent permitted by law, at an annual rate of 17%. The entire outstanding principal balance of the New Note was due and payable in full on September 30, 2022. Upon an Event of Default (as defined in the Amended Note Purchase Agreement), the principal of the New Note and all accrued and unpaid interest thereon may be accelerated and declared or otherwise become due and payable in accordance with the terms of the Second Amended and Restated Note Purchase Agreement.

On July 22, 2021 we entered into a Limited Consent with Jackson whereby, among other things, Jackson agreed that we could effect a registered direct offering and concurrent private placement (the “July 2021 Offerings”) and use $5 million of the net proceeds thereof to pay accrued and unpaid interest and prepay a portion of the outstanding principal balance of the 2020 Jackson Note, notwithstanding certain provisions of the certificate of designation for the Series G Convertible Preferred Stock that would have required us to use all the proceeds from the July 2021 Offerings to redeem the Series G Preferred Stock.

On April 18, 2022, we and Jackson entered into a limited consent and wavier (the “Headway Limited Consent”) related to the Second Amended and Restated Note Purchase Agreement. The Headway Limited Consent permitted, among other things, the Headway Acquisition and issuance of Series H Preferred Stock, and additionally granted one-time waivers under the Second Amended and Restated Note Purchase Agreement of (i) the occurrence of a breach of a financial covenant as of the first fiscal quarter ended March 31, 2022, and (ii) the delivery of certain audited financial statements until May 2, 2022.

On each of September 28, 2022, October 13, 2022 and October 21, 2022, we and Jackson entered into a limited consents (the “2022 Limited Consents”) related to the Second Amended and Restated Note Purchase Agreement. The 2022 Limited Consents each extended the maturity date of the 2020 Jackson Note to October 14, 2022, October 21, 2022 and October 28, 2022, respectively.

On October 27, 2022, we entered into the Third Amended and Restated Note Purchase Agreement with Jackson, and issued to Jackson the Jackson Note, with a remaining outstanding principal balance of approximately $9,000.

Under the terms of the Third Amended and Restated Note Purchase Agreement and the Jackson Note, we are required to pay interest on the Jackson Note at an annual rate of 12% and in the event we have not repaid in cash at least 50% of the outstanding principal balance of the Jackson Note by October 27, 2023, then interest on the outstanding principal balance of the Jackson Note shall continue to accrue at 16% per year of the outstanding principal balance of the Jackson Note until the Jackson Note is repaid in full. The Third Amended and Restated Note Purchase Agreement also extends the maturity date of the Jackson Note from October 28, 2022 to October 14, 2024. On October 27, 2022, in connection with the Third Amended and Restated Note Purchase Agreement, we issued to Jackson 100,000 shares of common stock (the “Jackson Shares”) and a warrant to purchase up to 24,332 shares of common stock at an exercise price of $3.06 per share (the “Jackson Warrant”). The Jackson Warrant is exercisable six months from October 27, 2022, and expires on October 27, 2027.

Pursuant to the Third Amended and Restated Note Purchase Agreement, we were required to file a resale registration statement with the SEC covering the resale of the Jackson Shares and the shares of common stock issuable upon the exercise of the Jackson Warrant no later than 60 days after October 27, 2022, and to use reasonable best efforts to have such registration statement declared effective thereafter. Additionally, pursuant to the Third Amended and Restated Note Purchase Agreement, we agreed that upon the registration statement being declared effective under the Securities Act, we shall also (i) prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for the period of the distribution and to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement in accordance with Jackson’s intended method of disposition, (ii) use commercially reasonable efforts to register or qualify the securities covered by such registration statement under the securities or blue sky laws of such jurisdictions as the sellers of securities or, in the case of an underwritten public offering, the managing underwriter, may reasonably request, and (iii) notify Jackson when the prospectus or any prospectus supplement or post-effective amendment has been filed, and, with respect to such registration statement or any post-effective amendment, when the same has become effective, of any request by the SEC for amendments or supplements to such registration statement or to amend or to supplement such prospectus or for additional information, of the issuance by the SEC of any stop order suspending the effectiveness of such registration statement or the initiation of any proceedings for that purpose.

On October 27, 2022, in connection with the Third Amended and Restated Note Purchase Agreement, we entered into an Omnibus Amendment and Reaffirmation Agreement with Jackson, which, among other things, amended (i) the Amended and Restated Security Agreement, dated as of September 15, 2017, as amended, and (ii) the Amended and Restated Pledge Agreement, dated as of September 15, 2017, as amended, to reflect certain of the terms as updated and amended by the Amended Note Purchase Agreement. On October 27, 2022, in connection with the entry into the Amended Note Purchase Agreement, we entered into Amendment No. 4 (“Amendment No. 4”) to the Amended and Restated Warrant Agreement (as amended, the “Existing Warrant”) with Jackson. Pursuant to Amendment No. 4, the exercise price of the Existing Warrant was reduced from $60.00, such exercise price adjusted to give effect to the 1-for-6 reverse stock split effectuated on June 30, 2021, and the 1-for-10 Reverse Stock Split, effectuated on June 23, 2022, to $3.06 per share. The term of the Existing Warrant was also extended to January 26, 2028. Pursuant to the Existing Warrant, as amended from time to time, Jackson may purchase up to 15,093 shares of common stock.

On October 27, 2022, in connection with the Amended Note Purchase Agreement, the Jackson Note and Amendment No. 27, by and between us and MidCap, we, Jackson and MidCap entered into the Fifth Amendment, which amended the Intercreditor Agreement, dated September 15, 2017, by and between is, Jackson and MidCap, as amended. The Fifth Amendment, among other things, permits the increase of the credit commitments under the Credit and Security Agreement, as amended by Amendment No. 27, to $32.5 million.

Director Independence

Please see “Item 10. Directors, Executive Officers and Corporate Governance—Independence of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as our independent registered public accounting from 2017 through August 26, 2022. On August 26, 2022, the Audit Committee engaged Baker Tilly US, LLP as our independent registered public accounting firm for Fiscal 2022. The aggregate fees billed for Fiscal 2022 and Fiscal 2021, for professional services rendered by the principal accountant are as follows:

	Fiscal 2022	Fiscal 2022	Fiscal 2021
	BDO USA, LLP	BAKER TILLY US, LLP	BDO USA, LLP
Audit Fees	$553	$467	$1,137
Audit Related Fees	—	41	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$553	$508	$1,137

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

Tax Fees were for tax compliance, tax planning, and tax advice. Corporate tax services encompass a variety of permissible services, including technical tax advice related to U.S. and international tax matters; assistance with foreign income and withholding tax matters, assistance with sales tax, value added tax and equivalent tax related matters in local jurisdictions; preparation of reports to comply with local tax authority transfer pricing documentation requirements; and assistance with tax audits.

All Other Fees were for all other products and services provided by our principal accountant.

Pre-Approval Policies and Procedure for Audit Services

The audit committee has developed policies and procedures regarding the approval of all services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in Fiscal 2022 and Fiscal 2021 were pre-approved by audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-51 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
2.2	Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, firstPRO Inc., firstPRO Georgia LLC, April F. Nagel and Philip Nagel (previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on September 19, 2017).
2.3†	Stock Purchase Agreement, dated April 18, 2022, by and between Staffing 360 Solutions, Inc. Headway Workforce Solutions, Inc. and Chapel Hill Partners, LP as the Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report Form 8-K, filed with the SEC on April 20, 2022).
2.4†	Amendment to the Stock Purchase Agreement, dated May 18, 2022, by and between Staffing 360 Solutions, Inc. Headway Workforce Solutions, Inc. and Chapel Hill Partners, LP as the Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report Form 8-K, filed with the SEC on May 19, 2022).
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.4 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018).
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015).
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016).
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).
3.8	Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018).
3.9	Certificate of Correction to the Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018).
3.10	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7, 2019 (previously filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on February 11, 2019).
3.11	Certificate of Amendment to the Certificate of Designation of Series E Preferred Stock, dated October 23, 2020 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020).
3.12	Certificate of Designation for Series F Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 27, 2021).
3.13	Certificate of Designation of Series G Convertible Preferred Stock, dated May 6, 2021(previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
3.14	Certificate of Correction to Certificate of Designation of Series G Convertible Preferred Stock, dated May 11, 2021 (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
3.15	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company as filed on June 30, 2021 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
3.16	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company as filed on December 27, 2021 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2021).
3.17	Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock, dated May 23, 2022 (previously filed as Exhibit 3.1 to the Company’s Current Report Form 8-K, filed with the SEC on May 24, 2022).
3.18	Certificate of Designation of the Series J Preferred Stock of the Company, dated May 4, 2022 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2022).
3.19	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Staffing 360 Solutions, Inc. filed on June 23, 2022 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022).
4.1	Subordinated Secured Note issued to Jackson Investment Group LLC (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017)
4.2	Warrant issued to Jackson Investment Group LLC (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
4.3	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
4.4	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).

4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 29, 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020).
4.6	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 31, 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020).
4.7	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
4.8	Form of Placement Agent Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
4.9	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
4.10	Form of Wainwright Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
4.11	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
Form of Wainwright Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
4.12	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
4.13	Form of Wainwright Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
4.14	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).
4.15	Form of Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).
4.16	Form of Wainwright Warrant (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).
4.17	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.18	Form of Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.19	Form of Wainwright Warrant (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.20	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).
4.21	Form of Common Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023)
4.22	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023)
4.21	Description of Securities (previously filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on June 24, 2022).
10.1	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2014).
10.2	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014).
10.3+	2014 Equity Compensation Plan (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014).
10.4	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE, Inc. and Monroe Staffing Services, LLC, as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015).
10.5	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE PRS, Inc., as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015).
10.6+	Employment Agreement, dated July 8, 2015, by and between Alison Fogel and Lighthouse Placement Services, LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015).
10.7	Amendment No. 2 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE, Inc., Monroe Staffing Services, LLC, Faro Recruitment America, Inc. and Lighthouse Placement Services, LLC as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015).

10.8	Amendment No. 1 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE PRS, Inc. as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015).
10.9+	2015 Omnibus Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8, filed with the SEC on October 2, 2015).
10.10+	2016 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016).
10.11+	2016 Long Term Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016).
10.12	Warrant Agreement, dated January 25, 2017, by and among the Company and Jackson Investment Group LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
10.13	Security Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
10.14	Pledge Agreement, dated January 25, 2017 by and the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
10.15	Subordination Agreement, dated January 25, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and the U.S. Subsidiary Guarantors (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
10.16	Amended Warrant Agreement, dated March 14, 2017, between the Company and Jackson Investment Group LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2017).
10.17	Amended Purchase Agreement, dated April 5, 2017, by and among the Company, Jackson Investment Group LLC and certain subsidiaries of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
10.18	Second Amendment, dated April 5, 2017, by and among the Company and Jackson Investment Group LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
10.19	Amended Subordination Agreement, dated April 5, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
10.20	Second Amended Purchase Agreement, dated August 2, 2017, by and among the Company, Jackson Investment Group, LLC and certain subsidiaries of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
10.21	Second Amended Subordination Agreement, dated August 2, 2017, by and among Midcap Funding X Trust, Jackson Investment Group, LLC, the Company and certain subsidiaries of the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
10.22	Intercreditor Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc., MidCap Funding X Trust and Jackson Investment Group, LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017).
10.23	Share Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., Longbridge Recruitment 360 Limited and the holders of outstanding shares of CBS Butler Holdings Limited (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017).

10.24	Amendment No.8 to the Credit and Security Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017).
10.25	Agreement for Purchase of Debt, dated February 8, 2018, between CBS Butler Limited and HSBC Invoice Finance (UK) Limited (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018).
10.26	Agreement for Purchase of Debt, dated February 8, 2018, between The JM Group (IT Recruitment) Limited and HSBC Invoice Finance (UK) Limited (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018).
10.27	Agreement for Purchase of Debt, dated February 8, 2018, between Longbridge Recruitment 360 Ltd and HSBC Invoice Finance (UK) Limited (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018).
10.28	Agreement for Purchase of Debt, dated June 28, 2018, between HSBC Invoice Finance (UK) Limited, and Clement May Limited (previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018).
10.29	Term Loan letter agreement, dated June 26, 2018, between HSBC Bank plc, and Staffing 360 Solutions Limited (previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018).
10.30	Share Purchase Agreement, dated August 27, 2018, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2018).
10.31	Amendment No. 1 to Amended and Restated Warrant Agreement, dated August 27, 2018, between the Company and Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.32	Amendment No.10 and Joinder Agreement to Credit and Security Agreement and Limited Consent, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company and MidCap Funding X Trust (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.33	First Omnibus Amendment, Joinder and Reaffirmation Agreement, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.34	12% Senior Secured Note, due September 15, 2020, issued on August 27, 2018, to Jackson Investment Group, LLC (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.35	First Amendment to Intercreditor Agreement, dated August 27, 2018, by and among Jackson Investment Group, LLC, the Company, certain subsidiaries of the Company, and MidCap Funding X Trust. (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.36	Fifth Amended and Restated Revolving Loan Note, by and among certain subsidiaries of the Company and MidCap Funding X Trust (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.37	Debt Exchange Agreement, dated November 15, 2018, by and between the Company and Jackson Investment Group LLC (previously filed as Exhibit 10.91 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018).
10.38	Second Omnibus Amendment, Joinder and Reaffirmation Agreement, dated November 15, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (previously filed as Exhibit 10.92 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018).

10.39	Amendment No. 2 to Amended and Restated Warrant Agreement, dated November 15, 2018, between the Company and Jackson Investment Group, LLC (previously filed as Exhibit 10.94 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018).
10.40	Form of Securities Purchase Agreement, dated January 22, 2019, by and between the Company and the Purchaser signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019).
10.41	Placement Agency Agreement dated January 22, 2019, between the Company and ThinkEquity (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019).
10.42+	Employment Agreement with Alicia Barker dated June 19, 2018 (previously filed as Exhibit 10.97 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019).
10.43+	Severance Agreement with Christopher Lutzo (previously filed as Exhibit 10.98 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019).
10.44	Waiver Agreement - Series A Preferred Stock (previously filed as Exhibit 10.99 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019).
10.45	First Amendment to 2016 Omnibus Incentive Plan (previously filed as Exhibit 10.100 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019).
10.46	Amendment No. 11 to the Credit Agreement dated February 7, 2019 by and among Midcap Funding X Trust, the Company and certain subsidiaries of the Company (previously filed as Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed on March 25, 2019).
10.47	Third Omnibus Amendment and Reaffirmation Agreement dated February 7, 2019, by and among Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (previously filed as Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed on March 25, 2019).
10.48	Underwriting Agreement, dated February 8, 2019, between the Company and ThinkEquity (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2019.
10.49	Amendment Agreement, dated February 27, 2019, by and among Staffing 360 Georgia, LLC, firstPRO, Inc., firstPRO Georgia, LLC, April F. Nagel and Philip Nagel (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019).
10.50	Securities Purchase Agreement, dated July 29, 2019, by and between Staffing 360 Solutions, Inc. and the purchaser signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019).
10.51	Placement Agency Agreement, dated July 29, 2019, by and between the Company and ThinkEquity (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2019).
10.52	Fourth Omnibus Amendment and Reaffirmation Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company and Jackson Investment Group, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019).
10.53	18% Senior Secured Note, due December 31, 2019, issued on August 29, 2019, to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019).
10.54	Third Amendment to Intercreditor Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company, Jackson Investment Group, LLC and MidCap Funding X Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019).
10.55	Amendment Agreement, dated as of September 11, 2019, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2019).
10.56+	General Release and Severance Agreement, dated as of September 11, 2019, by and between Staffing 360 Solutions, Inc. and David Faiman (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2019).
10.57	Note between Monroe Staffing Services, LLC and Newton Federal Bank, dated May 12, 2020 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2020).
10.58	Note among Key Resources Inc., Lighthouse Placement Services, LLC, Staffing 360 Georgia, LLC and Newton Federal Bank, dated May 20, 2020 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).
10.59+	2020 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020)

10.60+	Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020).
10.61+	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.7 to the Company Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2020).
10.62+	Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020).
10.63	Asset Purchase Agreement, dated as of September 24, 2020, by and among Staffing 360 Solutions, Inc., Staffing 360 Georgia, LLC and FirstPro Recruitment, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2020).
10.64	Amendment No. 17, dated October 26, 2020, to Credit and Security Agreement with MidCap Funding IV Trusts (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020).
10.65	Amended and Restated Senior Secured 12% Promissory Note issued on October 26, 2020, to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020).
10.66	Form of Securities Purchase Agreement, dated December 30, 2020, by and among Staffing 360 Solutions, Inc. and certain institutional and accredited investors (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020).
10.67	Underwriting Agreement, dated December 23, 2020, between Staffing 360 Solutions, Inc. and H.C. Wainwright & Co., LLC (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020).
10.68	Engagement Letter, dated December 21, 2020, between Staffing 360 Solutions, Inc. and H.C. Wainwright & Co., LLC (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020
10.69+	Employment Agreement, dated June 29, 2020, by and among Staffing 360 Solutions, Inc. and Khalid Anwar (previously filed as Exhibit 10.57 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 12, 2021).
10.70	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
10.71	Form of Registration Rights Agreement (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
10.72	Exchange Agreement, dated May 6, 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2021).
10.73	Side Letter Agreement Regarding Amendment to NPA, dated May 6, 2021 (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
10.74	Limited Waiver and Agreement Letter, dated May 6, 2021 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2021).
10.75	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.76	Limited Consent (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.77	12% Senior Secured Note (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.78	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.79	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
10.80+	Employment Agreement, dated January 3, 2014, by and among Staffing 360 Solutions Limited (f/k/a Initio International Holdings Limited) and Brendan Flood (previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014).
10.81+	2021 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2021).

10.82+	Amendment to the 2021 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2021).
10.83	Form of Securities Purchase Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021).
10.84	Form of Registration Rights Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021).
10.85	Amendment No. 20 to the Credit and Security Agreement, dated April 18, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2022).
10.86	Limited Consent and Waiver to Second Amended and Restated Note Purchase Agreement, dated April 18, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2022).
10.87	Form of Securities Purchase Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022).
10.88	Form of Registration Rights Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022).
10.89	Amendment No. 23 to the Credit and Security Agreement, dated September 26, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022)
10.90	Amendment No. 24 to the Credit and Security Agreement, dated September 29, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.91	Limited Consent and Waiver to Second Amended and Restated Note Purchase Agreement, dated September 28, 2022 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.92	Amendment No. 25 to the Credit and Security Agreement, dated October 13, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.93	Limited Consent to Second Amended and Restated Note Purchase Agreement, dated October 13, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.94	Amendment No. 26 to the Credit and Security Agreement, dated October 20, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.95	Limited Consent to Second Amended and Restated Note Purchase Agreement, dated October 21, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.96†	Third and Amended and Restated Note Purchase Agreement, dated October 27, 2022, by and between the Company and Jackson Investment Group, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.97	Third Amended and Restated Senior Secured 12% Promissory Note issued on October 27, 2022 to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.98†	Omnibus Amendment and Reaffirmation Agreement, dated October 27, 2022, by and between Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.99	Amendment No. 4, dated October 27, 2022, to Amended and Restated Warrant Agreement, by and between Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.100	Amendment No. 27 to the Credit and Security Agreement, dated October 27, 2022, by and between Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.101	Fifth Amendment to Intercreditor Agreement, dated October 27, 2022, by and among Staffing 360 Solutions, Inc., Jackson Investment Group, LLC and MidCap Funding X Trust (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.102+	Employment Agreement, dated April 18, 2022, by and between Staffing 360 Solutions, Inc. and Joe Yelenic (previously filed as Exhibit 10.105 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 19, 2023).
10.103†	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).
16.1	Letter from BDO USA LLP to the SEC, dated August 31, 2022 (previously filed as exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2022).
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – Baker Tilly US, LLP.
23.2*	Consent of Independent Registered Public Accounting Firm – BDO USA LLP.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.
†	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: May 19, 2023	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Nick Koutsivitis
Nick Koutsivitis Senior Vice President, Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Flood	Chairman, Chief Executive Officer and Director	May 19, 2023
Brendan Flood

/s/ Dimitri Villard	Director	May 19, 2023
Dimitri Villard

/s/ Nicholas Florio	Director	May 19, 2023
Nicholas Florio

/s/ Jeff Grout	Director	May 19, 2023
Jeff Grout

/s/ Vincent Cebula	Director	May 19, 2023
Vincent Cebula

/s/ Alicia Barker	Director	May 19, 2023
Alicia Barker

