Form 10-Q
period 2023-04-01
Staffing 360 Solutions, Inc.
filed 2023-10-16
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-37575

STAFFING 360 SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0680859
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

757 3rd Avenue

27th Floor

New York, New York 10017

(Address of principal executive offices) (Zip code)

(646) 507-5710

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	STAF	NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 16, 2023, 5,601,020 shares of common stock, $0.00001 par value, were outstanding.

Form 10-Q Quarterly Report

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, per share and par values)

	As of	As of
	April 1, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,402	$1,992
Accounts receivable, net	24,427	23,628
Prepaid expenses and other current assets	2,195	1,762
Total Current Assets	28,024	27,382

Property and equipment, net	1,172	1,230
Goodwill	19,891	19,891
Intangible assets, net	16,639	17,385
Other assets	7,404	6,701
Right of use asset	8,728	9,070
Total Assets	$81,858	$81,659
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$17,177	$16,526
Accrued expenses – related party	218	218
Current portion of debt	125	249
Accounts receivable financing	16,525	18,268
Leases – current liabilities	1,245	1,188
Earnout liabilities	8,344	8,344
Other current liabilities	2,219	2,639
Total Current Liabilities	45,853	47,432

Long-term debt – related party	8,705	8,661
Redeemable Series H preferred stock, net	8,448	8,393
Leases – noncurrent	8,298	8,640
Other long-term liabilities	200	180
Total Liabilities	71,504	73,306

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series J Preferred Stock, 40,000 shares designated, $0.00001 par value, 0 and 0 shares issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value, 200,000,000 shares authorized; 3,856,020 and 2,629,199 shares issued and outstanding, as of April 1, 2023 and December 31, 2022, respectively	1	1
Additional paid in capital	116,419	111,586
Accumulated other comprehensive loss	(2,196)	(2,219)
Accumulated deficit	(103,870)	(101,015)
Total Stockholders’ Equity	10,354	8,353
Total Liabilities and Stockholders’ Equity	$81,858	$81,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share, per share and per share values)

(UNAUDITED)

	Quarter Ended
	April 1, 2023	April 2, 2022
Revenue	$63,105	$49,893

Cost of Revenue, excluding depreciation and amortization stated below	53,517	41,380

Gross Profit	9,588	8,513

Operating Expenses:
Selling, general and administrative expenses	10,167	8,909
Depreciation and amortization	775	655
Total Operating Expenses	10,942	9,564

Loss From Operations	(1,354)	(1,051)

Other Expenses:
Interest expense	(1,349)	(670)
Amortization of debt discount and deferred financing costs	(98)	(96)
Re-measurement loss on intercompany note	—	(443)
Other loss, net	(14)	(58)
Total Other Expenses, net	(1,461)	(1,267)

Loss Before Benefit from Income Tax	(2,815)	(2,318)

Provision from Income taxes	(40)	(6)

Net Loss	(2,855)	(2,324)

Net Loss – Basic and Diluted	$(0.90)	$(1.33)

Weighted Average Shares Outstanding – Basic and Diluted	3,177,517	1,752,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Quarter Ended
	April 1, 2023	April 2, 2022
Net Loss	$(2,855)	$(2,324)

Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	23	(200)
Comprehensive Loss	$(2,832)	$(2,524)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Common Stock		capital	income (loss)	Deficit	Equity
Balance, January 1, 2022	1,758,835	$1	$107,183	$162	$(84,021)	$23,325
Shares issued to/for:
Employees, directors and consultants	1,000	—	42	—	—	42
Foreign currency translation loss	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	(2,324)	(2,324)
Balance April 2, 2022	1,759,835	$1	$107,225	$(38)	$(86,345)	$20,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Common Stock		Capital	Loss	Deficit	Equity
Balance, January 1, 2023	2,629,199	$1	$111,586	$(2,219)	$(101,015)	$8,353
Shares issued to/for:
Employees, directors and consultants	237,305	—	720	—	—	720
Sale of common stock and warrants	989,516	—	4,113	—	—	4,113
Warrants modification	—	—	176	—	—	176
Equity issuance cost	—	—	(176)	—	—	(176)
Foreign currency translation income	—	—	—	23	—	23
Net loss	—	—	—	—	(2,855)	(2,855)
Balance, April 1, 2023	3,856,020	$1	$116,419	$(2,196)	$(103,870)	$10,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	April 1, 2023	April 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,855)	$(2,324)
Adjustments to reconcile net loss income to net cash used in operating activities:
Depreciation and amortization	775	655
Amortization of debt discount and deferred financing costs	98	96
Accounts receivable allowance	18	(1)
Right of use assets depreciation	355	324
Stock based compensation	720	42
Re-measurement loss on intercompany note	—	443
Changes in operating assets and liabilities:
Accounts receivable	(2,519)	(5,621)
Prepaid expenses and other current assets	(437)	(526)
Other assets	(1,015)	812
Accounts payable and accrued expenses	717	3,999
Accounts payable, related party	—	122
Other current liabilities	(363)	(128)
Other long-term liabilities and other	77	(749)
NET CASH USED IN OPERATING ACTIVITIES	(4,429)	(2,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28)	(42)
Collection of UK factoring facility deferred purchase price	1,626	1,877
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,598	1,835

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	(319)	—
Repayment of term loan	(124)	—
Proceeds from term loan	—	(117)
Repayments on accounts receivable financing, net	(1,743)	—
Dividends paid to related parties	—	(2,036)
Proceeds from sale of common stock and warrants, net of third-party financing costs	4,433	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,247	(2,153)

NET DECREASE IN CASH	(584)	(3,174)

Effect of exchange rates on cash	(6)	(29)

Cash – Beginning of period	1,992	4,558

Cash – End of period	$1,402	$1,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

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

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Business Streams. The model is based on finding and acquiring suitable, mature, profitable, operating, domestic and international staffing companies focused specifically on the accounting and finance, information technology (“IT”), engineering, administration (“Professional”) and light industrial (“Commercial”) disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed 11 acquisitions since November 2013.

The Company focuses on five strategic verticals that represent sub-segments of the staffing industry. These five strategic pillars, accounting & finance, information technology, engineering, administration, and commercial are the basis for the Company’s sales and revenue generation and its growth acquisition targets. The Headway Acquisition in May 2022 added 33% in revenue, or approximately $60,700 to $184,100 of revenue from the business not including Headway (each as defined herein). The Headway Acquisition included approximately $60,000 in Employer of Record service contracts. Employer of Record (“EOR”) projects are typically large volume, long-term providing HR outsourcing of payroll and benefits for a contingent workforce. EOR projects while priced with lower gross margin percentages than traditional temporary staffing assignments, yield a comparable contribution as a result of lower costs to deliver these services. Typical contribution for EOR projects is 80-85% of the gross profit earned, compared to 40-50% for traditional staffing which negates the impact of lower gross margins. This EOR service offering could be added to the Company’s other Brands (defined below), providing for a growth element within the existing client base, both in the U.S. and U.K. markets. The Headway Acquisition also brought an active workforce in all 50 states in the U.S., as well as Puerto Rico and Washington, D.C. The Company anticipates that this will provide for potential expansion of accounts for all brands in the group’s portfolio (“Brands”).

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company has developed a centralized, sales and recruitment hub in both the U.S. and U.K. markets. The addition of Headway, with its single office in Raleigh, North Carolina, and nationwide coverage for operations, supports and accelerates the Company’s objective of driving efficiencies through the use of technology, deemphasizing bricks and mortar, supporting more efficient and cost-effective service delivery for all Brands.

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

We effected a one-for-ten reverse stock split on June 24, 2022 (the “Reverse Stock Split”). All share and per share information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars. All amounts are in thousands, except share, per share and par values, unless otherwise indicated.

The accompanying condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the quarter ended April 1, 2023, the Company has an accumulated deficit of $103,870 and a working capital deficit of $17,829. At April 1, 2023, we had total gross debt of $18,141 and $1,402 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

The financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

Further, the notes issued to Jackson Investment Group LLC (“Jackson”) includes certain financial customary covenants and the Company has had instances of non-compliance. Management has historically been able to obtain from Jackson waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

As of the date of the filing of this Quarterly Report on Form 10-Q, the entire outstanding principal balance of the Jackson Notes, which was $10,116, shall be due and payable on October 14, 2024. The debt represented by the Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended. The Company also has a $32,500 revolving loan facility with MidCap Funding X Trust (“MidCap”). The MidCap facility has a maturity date of September 6, 2024.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time.

The Company’s negative working capital and liquidity position combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic raise substantial doubt about the Company’s ability to continue as a going concern.

COVID-19

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy, and we are unable to predict the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing. The effects of the COVID-19 endemic may continue to disrupt or delay our business operations, including but not limited to with respect to efforts relating to potential business development transactions and our ability to deploy staffing workforce effectively during social distancing and shelter-in-place directives, and it could continue to disrupt the marketplace which could have an adverse effect on our operations. As such, it is uncertain as to the full magnitude that the COVID-19 and its ongoing effects will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. The Company is not able to estimate the effects of the COVID-19 endemic on its results of operations, financial condition, or liquidity for fiscal year 2023.

The Company’s negative working capital and liquidity position combined with the uncertainty generated by the economic reaction to COVID-19 and its ongoing effects contribute to the substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the quarters ended April 1, 2023 and April 2, 2022 include the valuation of intangible assets, including goodwill, liabilities associated with testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. During the year ended December 31, 2022, the Company changed its annual measurement date from the last day of the fiscal year end to the first day of the fiscal fourth quarter. A reporting unit is either the equivalent of, or one level below, an operating segment. The Company early-adopted the provisions in ASU 2017-04, which eliminates the second step of the goodwill impairment test. As a result, the Company’s goodwill impairment tests include only one step, which is a comparison of the carrying value of each reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue for the quarter ended April 1, 2023 was comprised of $61,795 of temporary contractor revenue and $1,310 of permanent placement revenue compared with $48,329 of temporary contractor revenue and $1,564 permanent placement revenue for the quarter ended April 2, 2022. Refer to Note 12 – Segment Information for further details on breakdown by segments.

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

The effective income tax rate was (0.79%) and (0.25%) for the quarters ending April 1, 2023 and April 2, 2022, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit. The Company may have experienced an IRC Section 382 limitation during 2021, for which it is in process of conducting an analysis to determine the tax consequences of such a limitation.

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement loss of $443 for the quarter ended April 1, 2022, associated with its U.S dollar denominated intercompany note.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants placed were estimated using a Black Scholes model. Refer to Note 10 – Stockholders’ Equity for further details.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) No. 2020-06 August 2020 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this ASU on January 2, 2022. This standard does not have an impact on our consolidated financial statements.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. This ASU replaces the probable, incurred loss model for those assets. On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022, for SEC filers that are smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company has adopted this ASU on January 1, 2023. This standard does not have a material impact on the consolidated financial statements.

NOTE 3 – EARNINGS (LOSS) PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”. Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. Our Series A, Series E and Series E-1 Preferred Stockholders (related parties) receive certain dividends or dividend equivalents that are considered participating securities and our loss per share is computed using the two-class method. For the quarters ended April 1, 2023 and April 2, 2022, pursuant to the two-class method, as a result of the net loss attributable to common stockholders, losses were not allocated to the participating securities.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares of common stock issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method). Such securities, shown below, presented on a common stock equivalent basis and outstanding as of April 1, 2023 and April 2, 2022 have not been included in the diluted earnings per share computations, as their inclusion would be anti-dilutive due to the Company’s net loss as of April 1, 2023 and April 2, 2022:

	April 1, 2023	April 2, 2022
Warrants	4,624,543	127,300
Restricted shares – unvested	128,496	972,495
Options	51,302	6,880
Total	4,804,341	1,106,675

NOTE 4 – ACCOUNTS RECEIVABLE FINANCING

Midcap Funding X Trust

Prior to September 15, 2017, certain U.S. subsidiaries of the Company were party to a $25,000 revolving loan facility with MidCap, with the option to increase the amount by an additional $25,000, with a maturity date of April 8, 2019.

On October 26, 2020, the Company entered into Amendment No. 17 to that certain Credit and Security Agreement, dated April 8, 2017, by and among, the Company, as the parent, Monroe Staffing Services, LLC, a Delaware limited liability company, Faro Recruitment America, Inc., a New York corporation, Lighthouse Placement Services, Inc., a Massachusetts corporation, Staffing 360 Georgia, LLC, a Georgia limited liability company, and Key Resources, Inc., a North Carolina corporation, as borrowers (the “Credit Facility Borrowers”), MidCap Funding IV Trust as successor by assignment to MidCap (as agent for lenders), and other financial institutions or other entities from time to time parties thereto as lenders (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit and Security Agreement”) pursuant to which, among other things, the parties agreed to extend the maturity date of our outstanding asset based revolving loan until September 1, 2022. In addition, the Company also agreed to certain amendments to the financial covenants.

On October 27, 2022, the Company and the Credit Facility Borrowers entered into Amendment No. 27 and Joinder Agreement to the Credit and Security Agreement (“Amendment No. 27”) with MidCap Funding IV Trust as successor by assignment to MidCap and the lenders party thereto. Amendment No. 27, among other things, (i) increases the revolving loan commitment amount from $25,000 to $32,500 (the “Loan”), (ii) extends the commitment expiry date from October 27, 2022 to September 6, 2024, and (iii) modifies certain of the financial covenants. Pursuant to Amendment No. 27, as long as no default or event of default under the Credit and Security Agreement as amended by Amendment No. 27 exists, upon written request by the Company and with the prior written consent of the agent and lenders, the Loan may be increased by up to $10,000 in minimum amounts of $5,000 tranches each, for an aggregate loan commitment amount of $42,500.

In addition, Amendment No. 27 increases the applicable margin from 4.0% to 4.25%, with respect to the Loan (other than Letter of Credit Liabilities (as defined in the Credit and Security Agreement)), and from 3.5% to 3.75% with respect to the Letter of Credit Liabilities. Amendment No. 27 also replaces the interest rate benchmark from LIBOR to SOFR and provides that the Loan shall bear interest at the sum of a term-based SOFR rate (plus a SOFR adjustment of 0.11448%) plus the Applicable Margin, subject to certain provisions for the replacement of SOFR with an alternate benchmark in connection with SOFR no longer being provided by its administrator. Notwithstanding the foregoing, the SOFR interest rate shall not be at any time less than 1.00%. On August 30, 2023, the Company entered into Amendment No. 28 (“Amendment No. 28”) to the Credit and Security Agreement with MidCap, which among other things further increases the applicable margin (a) from 4.25% to 4.50% with respect to the Loan (other than the Letter of Credit Liabilities) and (b) from 3.75% to 4.50% with respect to the Letter of Credit Liabilities. See Note 15 – Subsequent Events.

The facility provides events of default including: (i) failure to make payment of principal or interest on any Loans when required, (ii) failure to perform obligations under the facility and related documents, (iii) not paying its debts as such debts become due and similar insolvency matters, and (iv) material adverse changes in the financial condition of business prospectus of any Borrower (subject to a 10-day notice and cure period.) Upon an event of default, the Company’s obligations under the credit facility may, or in the event of insolvency or bankruptcy will automatically, be accelerated. At the election of agent or required lenders (or automatically in case of bankruptcy or insolvency events of default), upon the occurrence of any event of default and for so long as it continues, the facility will bear interest at a rate equal to the lesser of: (i) 3.0% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default; and (ii) the maximum rate allowable under law.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The balance of the MidCap facility as of April 1, 2023 and December 31, 2022 was $16,434 and $18,176, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

HSBC Invoice Finance (UK) Ltd

On February 8, 2018, CBSbutler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500.) The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000. As of April 1, 2023, the balance for the HSBC loan is $125.

On June 28, 2018, the Company’s new subsidiary, Clement May Limited (“CML”), entered into a new agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBS Butler, Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. In 2021, the subsidiaries were reorganized and are now Staffing 360 Solutions Limited and Clement May. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days. In July 2019, the aggregate Facility Limit was extended to £22,500 across all Borrowers. In January 2022, the secured borrowing line against unbilled receivables was terminated and fully paid down.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. For the quarters ended April 1, 2023, and April 2, 2022, the collection of UK factoring facility deferred purchase price totaled $1,626 and $1,877, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	April 1, 2023
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$10,728	$2,464	$26,080	$39,272
Accumulated amortization	(5,796)	(2,464)	(14,373)	(22,633)
Intangible assets, net	$4,932	$—	$11,707	$16,639

	December 31, 2022
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$10,759	$2,467	$26,170	$39,396
Accumulated amortization	(5,608)	(2,467)	(13,936)	(22,011)
Intangible assets, net	$5,151	$—	$12,234	$17,385

On April 18, 2022, the Company entered into a Stock Purchase Agreement (the “Headway Purchase Agreement”) with Headway Workforce Solutions (“Headway”), pursuant to which, among other things, the Company agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Preferred Stock, with a value equal to the Closing Payment, as defined in the Headway Purchase Agreement (“the “Headway Acquisition”). On May 18, 2022, the Headway Acquisition closed.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

As of April 1, 2023, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal quarter ended April	Amount
2023	$1,965
2024	2,620
2025	2,552
2026	2,410
2027	2,410
Thereafter	4,682
Total	$16,639

Amortization of intangible assets for the period ended April 1, 2023 and April 2, 2022 was $699 and $584, respectively. The weighted average useful life remaining of intangible assets remaining is 8 years.

NOTE 6 – GOODWILL

The following table provides a roll forward of goodwill:

	April 1, 2023	December 31, 2022
Beginning balance, gross	$37,541	$31,478
Acquisition	—	7,808
Accumulated disposition	(1,577)	(1,577)
Accumulated impairment losses	(16,073)	(16,073)
Currency translation adjustment	—	(1,745)
Ending balance, net	$19,891	$19,891

Goodwill by reportable segment is as follows:

	April 1, 2023	December 31, 2022
Professional Staffing - US	$14,031	$14,031
Commercial Staffing - US	5,860	5,860
Professional Staffing - UK	—	—
Ending balance, net	$19,891	$19,891

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the operating segment level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. ASC 280-10-50-11 states that operating segments often exhibit similar long-term financial performance if they have similar economic characteristics. During the quarter ended April 1, 2023, management concluded the Company has three operating segments for goodwill impairment analysis under ASC 350 such as commercial, professional US and professional UK. Accordingly, goodwill will no longer be tested at the unit level for the five reporting units and will be tested for impairment at the three operating segment level. During the fourth quarter of 2021 the Company identified a triggering event in response the COVID-19 pandemic. In accordance with ASC 350 the Company tested its goodwill for impairment and the Company recognized an impairment with respect to its Staffing UK reporting unit of $10,000. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines. Further, the negative impact suffered from the COVID-19 pandemic, predominantly in the year ended January 2, 2021, did not recover as quickly as management anticipated by the end of year ended January 1, 2022 and the year ended December 31, 2022, as a result, the forward-looking forecast was revised based upon current facts and circumstances. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. While the impairment recognized by management of $10,000 represents the adjustment required based upon current assumptions, such assumptions are subject to significant estimation by management, including revenue growth rates, cost levels, and discount rates. If actual results in future periods vary from these assumptions additional impairment costs to goodwill could occur. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit. On May 18, 2022, the Company closed the Headway Acquisition (see Note 7 - Acquisition). The Company’s estimated value of the goodwill is $7,808. The estimated value is preliminary and subject to change.

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

NOTE 7 – ACQUISITION

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

On April 18, 2022, the Company entered into the Headway Purchase Agreement with Headway, pursuant to which, among other things, the Company agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Preferred Stock, with a value equal to the Closing Payment, as defined in the Headway Purchase Agreement. On May 18, 2022, the Headway Acquisition closed.

The purchase price in connection with the Headway Acquisition was $9,000, subject to adjustment as provided in the Headway Purchase Agreement. Pursuant to certain covenants in the Headway Purchase Agreement, the Company may be subject to a Contingent Payment of up to $4,450 based on the Adjusted EBITDA (such term as defined in the Headway Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Stock Purchase Agreement), subject to additional potential adjustments tied to customary purchase price adjustments described in the Headway Purchase Agreement. The purpose of the acquisition was to expand the market share of the Company’s primary business by providing future economic benefit of expanding services. The Company anticipates that the acquisition will provide the Company the ability to integrate the business of Headway into the Company’s existing temporary professional staffing business in the US within the expected timeframe which would enable the Company to operate more effectively and efficiently and to create synergy hence lower costs of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table summarizes the allocation of the purchase price of the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$10,833
Fixed assets	150
Other non-current assets	4,914
Intangible assets	6,800
Goodwill	6,809
Current liabilities	(14,965)
Other non-current liabilities	(1,812)
Consideration	$12,729

In connection with the acquisition of Headway, the Company recorded $6,800 in intangible assets, based on its preliminary internal calculations.

NOTE 8 – DEBT

	April 1, 2023	December 31, 2022
Jackson Investment Group - related party	$9,016	$9,016
Redeemable Series H Preferred Stock	9,000	9,000
HSBC Term Loan	125	249
Total Debt, Gross	18,141	18,265
Less: Debt Discount and Deferred Financing Costs, Net	(863)	(962)
Total Debt, Net	17,278	17,303
Less: Non-Current Portion - Related Party	(8,705)	(8,661)
Less: Non-Current Portion	(8,448)	(8,393)
Total Current Debt, Net	$125	$249

Jackson Notes

The entire outstanding principal balance of the Second Amended and Restated Note Purchase Agreement between the Company, Jackson and the guarantor parties thereto was due and payable on September 30, 2022. On October 27, 2022, the Company entered into the Third Amended and Restated Note and Warrant Purchase Agreement (the “Third A&R Agreement”) with Jackson, which amended and restated the Second Amended Note Purchase Agreement, dated October 26, 2020, as amended, and issued to Jackson the Third Amended and Restated Senior Secured 12% Promissory Note (the “2022 Jackson Note”), with a remaining outstanding principal balance of approximately $9,000. The Third A&R Agreement also extended the maturity date of the 2022 Jackson Note from October 28, 2022 to October 14, 2024.

In connection with the amendment and restatement, the Company paid Jackson an amendment fee of $39. The Company accounted for the Third Amended Note Purchase Agreement as a modification of the debt. Accordingly, fees totaling $39 paid to Jackson as well issuance of 100,000 shares of common stock valued at $257, issuance of a warrant to purchase up to 24,332 shares of common stock with a strike price of $3.06 which expires on October 27, 2027 and the modification of the strike price of a warrant to purchase up to 15,093 from $60.00 to $3.06 and the extension of the warrant expiration date of January 26, 2026 to October 27, 2027, resulting in a fair value adjustment of $29, were all recorded as additional debt discount which will be amortized over the term of the Jackson Note using the effective interest method.

On August 30, 2023, the Company and the guarantor parties thereto (together with the Company, the “Obligors”) entered into that certain First Omnibus Amendment and Reaffirmation Agreement to the Note Documents (the “First Omnibus Amendment Agreement”) with Jackson, which First Omnibus Amendment Agreement, among other things: (i) amends the Third A&R Agreement, (ii) provided for the issuance of a new 12% Senior Secured Promissory Note due October 14, 2024 (the “2023 Jackson Note” and together with the 2022 Jackson Note, the “Jackson Notes”) to Jackson, and (iii) joins certain subsidiaries of the Company to (a) that certain Amended and Restated Pledge Agreement, dated as of September 15, 2017 (as amended by the First Omnibus Amendment Agreement, the “Pledge Agreement”) and (b) that certain Amended and Restated Security Agreement, dated as of September 15, 2017 (as amended by the Amendment Agreement, the “Security Agreement”), as either subsidiary guarantors or pledgors (as applicable) and amends certain terms and conditions of each of the Pledge Agreement and the Security Agreement.

Pursuant to the First Omnibus Amendment Agreement, interest on the 2022 Jackson Note, evidencing the obligations of the Obligors under the Third A&R Agreement and executed by the Company in favor of Jackson, shall be paid in cash and continue to accrue at a rate per annum equal to 12% until the principal amount of the 2022 Jackson Note has been paid in full. In the event that Company has not repaid in cash at least 50% of the outstanding principal balance of the 2022 Jackson Note as of the date of the First Omnibus Amendment Agreement or on or before October 27, 2023, then interest on the outstanding principal balance of the 2022 Jackson Note will accrue at 16% per annum until the 2022 Jackson Note is repaid in full. All accrued and unpaid interest on the outstanding principal of the 2022 Jackson Note shall be due and payable in arrears in cash on a monthly basis; provided that (i) the interest payment that would be due on September 1, 2023 shall instead be due December 1, 2023 and (ii) the amount of each such deferred interest payment shall be added to the principal amount of the 2022 Jackson Note. Notwithstanding the foregoing, the amount necessary to satisfy such accrued but unpaid interest on the 2022 Jackson Note as of the date of the First Omnibus Amendment was retained by Jackson from the aggregate purchase price of the 2023 Jackson Note, along with certain out-of-pocket fees and expenses, including reasonable attorney’s fees, incurred by Jackson in connection with the First Omnibus Amendment Agreement, the 2023 Jackson Note and related documents thereto.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In addition, pursuant to the terms of the Third AR Agreement, as amended by the First Omnibus Amendment Agreement, until all principal interest and fees due pursuant to the Third AR Agreement and the Jackson Note are paid in full by the Company and are no longer outstanding, Jackson shall have a first call over 50% of the net proceeds from all common stock equity raises the Company conducts, which shall be used to pay down any outstanding obligations due pursuant to the Note Documents. The 2022 Jackson Note continues to be secured by substantially all of the Company and its subsidiaries’ assets as a second lien holder to MidCap in the United States and HSBC in the United Kingdom, pursuant to the Security Agreement.

HSBC Loan

On February 8, 2018, CBS Butler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and, a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, “Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force”), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000. As of April 1, 2023, the balance for the HSBC loan is $125.

Redeemable Series H Preferred Stock

On May 18, 2022, the Company entered into a Headway purchase agreement with Headway. Consideration for the Purchase of 100% of Headway was the issuance of an aggregate of 9,000,000 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”). Each share of Series H Preferred Stock shall have a par value of $0.00001 per share and a stated value equal to $1.00 and is convertible at any time into an aggregate of 350,000 shares of common stock. This is determined by dividing the stated value of such share of Preferred Stock by the conversion price. The conversion price equals $25.714. Holders of Series H Preferred Stock are entitled to quarterly cash dividends at a per annum rate of 12%. The shares of the Series H Preferred Stock may be redeemed by the Company through a cash payment at a per share equal to the stated value, plus all accrued but unpaid dividends, at any time. On May 18, 2025, the Company shall redeem all of the shares of the Series H Preferred Stock. The redemption price represents the number of shares of the Preferred Stock (9,000,000), plus all accrued but unpaid dividends, multiplied by the Stated Value ($1). On May 18, 2022, the Company paid $14 towards the Series H Preferred Stock balance. As of April 1, 2023 the redemption price was $9,000.

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

NOTE 9 – LEASES

As of April 1, 2023 and December 31, 2022, we recorded a right of use (“ROU”) lease asset of approximately $8,728 with a corresponding lease liability of approximately $9,543 and ROU of approximately $9,070 with a corresponding lease liability of approximately $9,828, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

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

Quantitative information regarding the Company’s leases for period ended April 1, 2023 is as follows:

Lease Cost	Classification	April 1, 2023
Operating lease cost	SG&A Expenses	417
Other information
Weighted average remaining lease term (years)		5.80
Weighted average discount rate		6.30%

Future Lease Payments
2023		$1,406
2024		1,766
2025		1,642
2026		2,387
2027		1,243
Thereafter		3,685
		$12,129
Less: Imputed Interest		2,586
		$9,543

Leases - Current		$1,245
Leases – Non-current		$8,298

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the ROU lease asset and associated lease liability that was appropriately stated in all material respects.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company issued the following shares of common stock during the quarter ended April 1, 2023:

	Number of Shares of Common Stock	Fair Value of Shares	Fair Value at Issuance (minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	989,516	$4,999	$2.65	$2.65
Employees	177,305	515	$2.82	$2.82
Board and committee members	60,000	201	$2.93	$3.13
	1,226,821	$5,715

The Company issued the following shares of common stock during the quarter ended April 2, 2022:

	Number of Shares of Common Stock	Fair Value of Shares	Fair Value at Issuance (minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Board and committee members	1,000	$6	$9.65	$9.65
	1,000	$6

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Reverse Stock Split

On June 24, 2022, the Company effected the Reverse Stock Split. All share and per share information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and the notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

February 2023 Public Offering

On February 7, 2023, the Company entered into a securities purchase agreement (“February 2023 Purchase Agreement”) with an institutional, accredited investor (the “Investor”) for the issuance and sale, in a best efforts public offering (the “February 2023 Offering”), of (i) 315,000 units (the “Units”), each Unit consisting of one share of the Company’s common stock, par value $0.00001 per share, and one warrant (the “February 2023 Warrants”) to purchase one share of common stock, and (ii) 1,569,516 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “February 2023 Pre-Funded Warrants”) to purchase one share of common stock and one February 2023 Warrant. The public offering price was $2.6532 per Unit and $2.6522 per Pre-Funded Unit. The February 2023 Offering closed on February 10, 2023.

Subject to certain limitations described in the February 2023 Pre-Funded Warrants, the February 2023 Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.001 per share any time until all of the February 2023 Pre-Funded Warrants are exercised in full. A holder will not have the right to exercise any portion of the February 2023 Warrants or the February 2023 Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, respectively (or at the election of the holder of such warrants, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the February 2023 Warrants or the February 2023 Pre-Funded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation pursuant to the February 2023 Warrants, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the February 2023 Warrants, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

In connection with the February 2023 Offering, the Investor entered into a warrant amendment agreement (the “February 2023 Warrant Amendment Agreement”) with the Company to amend the exercise price of certain existing warrants to purchase up to an aggregate of 876,654 shares of Common Stock that were previously issued to the Investor, with an exercise price of $5.85 per share and an expiration date of January 7, 2028. Pursuant to the Warrant Amendment Agreement, the amended warrants have a reduced exercise price of $2.47 per share following the closing of the February 2023 Offering.

The Company utilized the net proceeds from the February 2023 Offering for general working capital purposes.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the February 2023 Offering, pursuant to that certain engagement letter, dated as of January 4, 2023, as amended (the “Wainwright Engagement Letter”), between the Company and Wainwright. Pursuant to the Wainwright Engagement Letter, the Company paid Wainwright (i) a cash fee equal to 7.5% of the aggregate gross proceeds of the February 2023 Offering, (ii) a management fee of 1.0% of the aggregate gross proceeds of the February 2023 Offering, and reimbursed certain expenses and legal fees. In addition, the Company issued to Wainwright or its designees, warrants (the “February 2023 Placement Agent Warrants”) to purchase 141,339 shares of Common Stock at an exercise price equal to $3.3165 per share. The February 2023 Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of the February 2023 Purchase Agreement.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Units, the Pre-Funded Units, the shares of common stock included as part of the Units and Pre-Funded Units, the February 2023 Pre-Funded Warrants, the February 2023 Warrants, the shares of common stock issuable upon the exercise of the February 2023 Pre-Funded Warrants and the February 2023 Warrants, the February 2023 Placement Agent Warrants and the shares of common stock issuable upon the exercise thereof were offered by the Company pursuant to a Registration Statement on Form S-1, as amended (File No. 333-269308), initially filed on January 20, 2023 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and declared effective on February 7, 2023.

Series A Preferred Stock – Related Party

As of April 1, 2023 and April 2, 2022, the Company had $125 and $125 of dividends payable to the Series A Preferred Stockholder, respectively.

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of the year ended December 31, 2022, the Company has issued a total of 68,592 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In the quarters ended April 1, 2023 and April 2, 2022, the Company recorded compensation expense associated with these restricted shares of $720 and $374, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

		Weighted
		Average
	Restricted Shares	Price Per Share
Balance at January 1, 2022	5,976	$75.00
Granted	63,000	29.20
Vested/adjustments	(384)	29.00
Balance at December 31, 2022	68,592	$50.00
Granted	237,305	2.87
Vested/adjustments	(177,401)	2.85
Balance at April 1, 2023	128,496	$4.96

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

In connection with the Third AR Agreement, the Company (i) issued to Jackson five year warrants to purchase up to an aggregate of 24,332 shares of common stock at an exercise price of $3.06 per share, which expire on October 27, 2027, and (ii) amended certain warrants held by Jackson to purchase up to an aggregate of 15,093 shares of common stock such that the exercise price was reduced from $60.00 per share to $3.06 per share, and the expiration date of the warrant was extended from January 26, 2026 to October 27, 2027, which resulted in a fair value adjustment of $29. These warrants were recorded as additional debt discount which will be amortized over the term of the Jackson Note using the effective interest method.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In connection with the February 2023 Offering, the Company entered into the February 2023 Purchase Agreement with the Investor for the issuance and sale, in a best efforts public offering, of (i) 315,000 Units, each consisting of one share of the Company’s common stock, and one February 2023 Warrant, and (ii) 1,569,516 Pre-Funded Units, each consisting of one February 2023 Pre-Funded Warrant to and one February 2023 Warrant. The public offering price was $2.6532 per Unit and $2.6522 per Pre-Funded Unit. The February 2023 Offering closed on February 10, 2023. In connection with the February 2023 Offering, the investor entered into the February 2023 Warrant Amendment Agreement with the Company to amend the exercise price of certain existing warrants to purchase up to an aggregate of 876,654 shares of common stock that were previously issued to the Investor, with an exercise price of $5.85 per share and an expiration date of January 7, 2028. Pursuant to the Warrant Amendment Agreement, the amended warrants have a reduced exercise price of $2.47 per share following the closing of the February 2023 Offering. The Company calculated an incremental fair value of $176 by calculating the excess of the fair value of the modified over the fair value of that instrument immediately before it is modified. This increase in fair value was recorded in additional paid in capital.

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2022	972,495	$26.88
Issued	1,404,478	5.83
Exercised	—	—
Expired or cancelled	(673,285)	26.84
Outstanding at December 31, 2022	1,703,688	$10.21
Issued	2,902,509	2.51
Issued – Pre-funded warrants	1,569,516	0.001
Exercised	(674,516)	0.001
Expired or cancelled	(876,654)	(5.85)
Outstanding at April 1, 2023	4,624,543	$4.97

The following table summarizes warrants outstanding as of April 1, 2023:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise Price
$0.001 - $3,750.00	4,624,543	4.72	$4.97

Stock Options

A summary of option activity during the quarter ended April 1, 2023 is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 1, 2022	1,302	$1,665.60
Granted	50,000	7.80
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2022	51,302	$50.06
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at April 1, 2023	51,302	$50.06

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company recorded share-based payment expense of $16 and $21 for the quarters ended April 1, 2023 and April 2, 2022, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Earn-out Liabilities

Pursuant to the acquisition of Key Resources, Inc. (“KRI”) on August 27, 2018, the purchase price includes earnout consideration payable to the seller of $2,027 each on August 27, 2019, and August 27, 2020. The payment of the earnout consideration was contingent on KRI’s achievement of certain trailing gross profit amounts. On September 11, 2019, the Company entered into an amended agreement with the seller to delay the payment of the first year earnout of $2,027 until no later than February 27, 2020. For each full calendar month beyond August 27, 2019, that such payment is delayed, the Company is required pay the seller interest in the amount of $10 with the first such payment of interest due on September 30, 2019. In addition, the amended agreement was further amended to change the due date for the second year earnout payment of $2,027 from August 27, 2020, to February 27, 2020. The seller of KRI, Whitaker (as defined herein) has filed a lawsuit against the Company asserting claims for breach of contract and declaratory judgment against the Company due under a share purchase agreement and is seeking $4,054 in alleged damages. While the Company had recognized the liability for the earnout consideration of $4,054 due to Whitaker, within current liabilities as of January 1, 2022 and January 2, 2021, in February 2020, the Company filed an action against Whitaker for breach of contract which more than offsets the earnout consideration recognized. The Company paid interest of $40 during the period ended September 26, 2020. Refer to legal proceedings below for action filed against Whitaker, the former owner of KRI.

Pursuant to the Headway Acquisition that closed on May 18, 2022, the purchase price includes an earnout payment totaling up to $4,450 of earn out provision. Upon the attainment of certain trailing twelve-month (“TTM”) EBITDA achievements the Company will pay to the Headway seller a contingent payment in accordance with the following:

Adjusted EBITDA of $0 or less than $0= no Contingent Payment

Adjusted EBITDA of $500 x 2.5 multiple= $1,250 Contingent Payment

Adjusted EBITDA of $1,000 x 2.5 multiple= $2,500 Contingent Payment

Adjusted EBITDA of $1,800 x 2.5 multiple= $4,500 Contingent Payment

Adjusted EBITDA of $2,000 or more x 2.5 multiple= $5,000 Contingent Payment

The Company performed an analysis over the contingent payment and prepared a forecast to determine the likelihood of the Adjusted EBITDA payout. The adjusted EBITDA TTM forecast, as of April 2023, is above the $2,000 threshold amount, such that the $5,000 was recorded as consideration. The estimated value calculated in the forecast is preliminary and subject to change. A payment of $160 was made on May 18, 2022, the date of the Headway closing. In addition, $550 related to a retention bonus of certain Headway employees was recorded as other current liabilities. The balance at April 1, 2023 is $4,290.

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

On November 11, 2022, Plaintiffs moved to dismiss the Consumer Protection Counterclaim. Briefing on Plaintiffs’ motion was completed on December 22, 2022. On June 9, 2023, Plaintiff’s motion to dismiss the Consumer Protection Counterclaim was granted.

On August 9, 2023, the Court issued a third revised case management order which set forth relevant deadlines, including the close of fact discovery on September 22, 2023, and the close of all discovery (including expert discovery) on December 8, 2023.

Monroe and the Company intend to pursue their claims vigorously.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

NOTE 12 – SEGMENT INFORMATION

The Company generated revenue and gross profit by segment as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Commercial Staffing - US	$23,247	$28,609
Professional Staffing - US	24,376	4,329
Professional Staffing - UK	15,482	16,955
Total Revenue	$63,105	$49,893

Commercial Staffing - US	$3,815	$4,719
Professional Staffing - US	3,695	1,204
Professional Staffing - UK	2,078	2,590
Total Gross Profit	$9,588	$8,513

Selling, general and administrative expenses	$(10,167)	$(8,909)
Depreciation and amortization	(873)	(655)
Interest expense and amortization of debt discount and deferred financing costs	(1,349)	(766)
Re-measurement loss on intercompany note	—	(443)
Other loss income, net	(14)	(58)
Loss Before Provision for Income Tax	$(2,815)	$(2,318)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Quarter Ended April 1, 2023
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$131	$369	$810	$1,310
Temporary Revenue	23,116	24,007	14,672	61,795
Total Revenue	$23,247	$24,376	$15,482	$63,105

	Quarter Ended April 2, 2022
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$113	$380	$1,071	$1,564
Temporary Revenue	28,496	3,949	15,884	48,329
Total Revenue	$28,609	$4,329	$16,955	$49,893

As of April 1, 2023 and December 31, 2022, the Company has assets in the U.S. and the U.K. as follows:

	April 1, 2023	December 31, 2022
United States	$70,685	$70,970
United Kingdom	11,173	10,689
Total Assets	$81,858	$81,659

	April 1, 2023	December 31, 2022
United States	$19,891	$19,891
United Kingdom	—	—
Total Goodwill	$19,891	$19,891

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 13 – RELATED PARTY TRANSACTIONS

In addition to the shares of Series A Preferred Stock and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Three Months Ended April 1, 2023
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$25	10,000	$29	$54
Jeff Grout	25	10,000	29	54
Nick Florio	—	10,000	29	29
Vincent Cebula	8	10,000	29	38
Alicia Barker	—	10,000	31	31
Brendan Flood	—	10,000	31	31
	$58	60,000	$180	$237

	Three Months Ended April 2, 2022
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$25	2,000	$2	$27
Jeff Grout	25	2,000	2	27
Nick Florio	25	2,000	2	27
Vincent Cebula	25	2,000	2	27
Alicia Barker	—	2,000	2	2
	$100	10,000	$10	$110

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash paid for:
Interest	$1,406	$766
Income taxes	—	—

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$1,651	$1,835

NOTE 15 – SUBSEQUENT EVENTS

Nasdaq Compliance

Minimum Bid Price Requirement

On July 17, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between June 1, 2023, through July 14, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until January 15, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other listing requirements of Nasdaq.

Quarterly Reports on Form 10-Q

On May 18, 2023, the Company received a notice from the Staff notifying the Company that as it has not yet filed its Form 10-Q for the period ended April 1, 2023 pursuant to Nasdaq Listing Rule 5250(c)(1) (the “Rule”), such matter serves as a basis for delisting the Company’s securities from Nasdaq.

On July 5, 2023, the Company received a notice from the Staff notifying the Company that it has been granted an exception to enable the Company to regain compliance with the Rule pursuant to the following terms: on or before October 16, 2023, the Company must file the Form 10-Q for the period ended April 1, 2023, as required by the Rule. In the event the Company does not satisfy the terms of the exception, the Staff will provide written notification that the Company’s common stock will be delisted.

On August 23, 2023, the Company received a notice from the Staff notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q for the period ended June 30, 2023, the Company no longer complies with the Rule for continued listing on Nasdaq. Pursuant to the July 5, 2023 notice described above, the Staff had granted the Company an exception until October 16, 2023 to file its delinquent Form 10-Q for the period ended April 1, 2023 (the “Initial Delinquent Filing”). As a result, any additional Staff exception to allow the Company to regain compliance with all delinquent filings, will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or October 16, 2023.

The aforementioned notices have no immediate effect on the listing of the Company’s common stock. There can be no assurance that the Company will regain compliance with the Nasdaq’s rules or maintain compliance with any of the other Nasdaq continued listing requirements.

Series H Preferred Stock Amendment

On July 31, 2023, the Company, Chapel Hill Partners, L.P. (“Chapel Hill”) and Jean-Pierre Sakey (“Sakey”) entered into an agreement in connection with the Headway Purchase Agreement.

Pursuant to the agreement, if on or prior to September 30, 2023, the Company pays an aggregate of $11,340,000 (the “Agreed Amount”) to the holders of the Series H Preferred Stock and Chapel Hill for the redemption of the 9,000,000 shares of Series H Preferred Stock issued and outstanding with the remaining amount to be paid to Chapel Hill, less $525,000 to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey, then the Company’s obligation to redeem the Series H Preferred Stock pursuant to the Purchase Agreement and Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock, as amended (the “Series H COD”), shall be deemed satisfied, and the contingent liabilities, covenants and indemnification obligations of the Company pursuant to the Purchase Agreement shall be extinguished and of no further force and effect.

Pursuant to the agreement, if on or prior to September 30, 2023, the Company does not redeem the Series H Preferred Stock and remit the Contingent Payment (as defined in the Headway Purchase Agreement), then the Company shall make the Contingent Payment in the amount of $5,000,000, as set forth in the Purchase Agreement, in five equal installments of $1,000,000 each, less $134,000 per installment to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey (the “Contingent Payment Installments”), with such Contingent Payment Installments to be made on or before December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 (each such date, a “Contingent Installment Payment Date”). On each Contingent Installment Payment Date, the Company shall additionally redeem 100,000 shares of Series H Preferred Stock at a price per share equal to $0.0000001 per share.

Pursuant to the Letter Agreement, the Company shall also have no obligation to pay the Preferred Dividend (as defined in the Series H COD) on June 30, 2023, September 30, 2023 and December 31, 2023.

Agreements with Jackson

Amendment No. 1 to 2022 Jackson Note

On June 30, 2023, the Company and Jackson entered into an amendment (“Amendment No. 1”) to the 2022 Jackson Note to amend the interest payment dates of July 1, 2023, August 1, 2023, and September 1, 2023 to October 1, 2023, November 1, 2023 and December 1, 2023, respectively.

First Omnibus Amendment Agreement and Jackson Notes

On August 30, 2023, the Obligors entered into a First Omnibus Amendment Agreement with Jackson, which, among other things: (i) amends that certain Third A&R Agreement, by and between the Company and Jackson, dated as of October 27, 2022, (ii) provides for the issuance of 2023 Jackson Note, and (iii) joins certain subsidiaries of the Company to (a) the Pledge Agreement, and (b) the Security Agreement, dated as of September 15, 2017, as either subsidiary guarantors or pledgors (as applicable) and amends certain terms and conditions of each of the Pledge Agreement and the Security Agreement.

Pursuant to the terms of the purchase agreement, simultaneously with the execution of the amendment agreement, the Company issued to Jackson the 2023 Jackson Note due October 14, 2024 in the principal amount of $2,000, the proceeds of which will be used by the Company to repay certain indebtedness of the Company, among others. Pursuant to the terms of the First Omnibus Amendment Agreement and the 2023 Jackson Note, the Company is required to pay interest at a per annum rate of 12%. In the event the Company has not repaid in cash at 50% of the outstanding principal balance of the 2023 Jackson Note on or before October 27, 2023, then interest on the outstanding principal balance of the 2023 Jackson Note will accrue at 16% per annum until the 2023 Jackson Note is repaid in full. All accrued and unpaid interest on the outstanding principal of the 2023 Jackson Note shall be due and payable in arrears in cash on a monthly basis.

Pursuant to the First Omnibus Amendment Agreement, interest on that certain 2022 Jackson Note due October 14, 2024, evidencing the obligations of the Obligors under the Third A&R Agreement and executed by the Company in favor of Jackson, shall be paid in cash and continue to accrue at a rate per annum equal to 12% until the principal amount of the 2022 Jackson Note has been paid in full. In the event that Company has not repaid in cash at least 50% of the outstanding principal balance of the existing note as of the date of the First Omnibus Amendment Agreement or on or before October 27, 2023, then interest on the outstanding principal balance of the 2022 Jackson Note will accrue at 16% per annum until the 2022 Jackson Note is repaid in full. All accrued and unpaid interest on the outstanding principal of the 2022 Jackson Note shall be due and payable in arrears in cash on a monthly basis; provided that (i) the interest payment that would be due on September 1, 2023 shall instead be due December 1, 2023 and (ii) the amount of each such deferred interest payment shall be added to the principal amount of the 2022 Jackson Note. Notwithstanding the foregoing, the amount necessary to satisfy such accrued but unpaid interest on the 2022 Jackson Note as of the date of the First Omnibus Amendment Agreement was retained by Jackson from the aggregate purchase price of the 2023 Jackson Note, along with certain out-of-pocket fees and expenses, including reasonable attorney’s fees, incurred by Jackson in connection with the First Omnibus Amendment Agreement, the 2023 Jackson Note and related documents thereto.

Amendment No. 28 to Credit and Security Agreement and Limited Waiver with MidCap

On August 30, 2023, the Company and the Credit Facility Borrowers entered into Amendment No. 28 to Credit and Security Agreement with MidCap and the lenders party thereto (the “Lenders”). Amendment No. 28, among other things: (i) increases the applicable margin (a) from 4.25% to 4.50% with respect to revolving loans and other obligations (other than letter of credit liabilities) and (b) from 3.75% to 4.50% with respect to letter of credit liabilities, (ii) revises the definition of borrowing base to include the amount of any reserves and/or adjustments provided for in the Credit and Security Agreement, including, but not limited to, the Additional Reserve Amount (as defined in the in Amendment No. 28), (iii) requires that the Company complies with a fixed charge coverage ratio of at least 1:00 to 1:00, and (iv) waives the existing event of default that occurred under the Credit and Security Agreement due to the Credit Parties’ failure to maintain the Minimum Liquidity amount (as defined in the Credit and Security Agreement) for the fiscal month ending June 30, 2023 (each as defined in the Credit and Security Agreement).

In addition, pursuant Amendment No. 28, no later than five (5) business days following the receipt of any cash proceeds from any equity issuance or other cash contribution from the Company’s equity holders, the Company shall prepay the revolving loans by an amount equal to (i) the sum of $1,300, less the current funded Additional Reserve Amount, multiplied by (ii) 50%.

In connection with Amendment No. 28, the Company shall pay to MidCap (i) a modification fee of $68 and (ii) $32 in overdue interest amount, which such fees shall be due and payable on or before October 31, 2023.

Sixth Amendment to Intercreditor Agreement with Jackson and MidCap

On August 30, 2023, in connection with the First Omnibus Amendment Agreement, the 2023 Jackson Note and Amendment No. 28, the Company, Jackson, the Lenders and MidCap entered into the Sixth Amendment to Intercreditor Agreement (the “Sixth Amendment”), which amended the Intercreditor Agreement, dated as of September 15, 2017 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Intercreditor Agreement”), by and between the Company, Jackson and MidCap. The Sixth Amendment, among other things, provides for (i) consent by the Lenders to the Amendment Agreement and (ii) consent by Jackson to Amendment No. 28.

Inducement Letter and Exercise of Warrants

On September 1, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with a certain holder (the “Holder”) of certain of its existing warrants to purchase up to an aggregate of 2,761,170 shares of common stock issued to the Holder on July 7, 2022 (as amended on February 10, 2023), and (ii) February 10, 2023 (collectively, the “Existing Warrants”).

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 2,761,170 shares of common stock at a reduced exercise price of $0.83 per share in consideration of the Company’s agreement to issue new unregistered common stock purchase warrants (the “September 2023 Warrants”), as described below, to purchase up to an aggregate of 5,522,340 shares of the Company’s common stock.

The closing of the transactions contemplated pursuant to the Inducement Letter occurred on September 6, 2023 (the “Closing Date”). The Company received aggregate gross proceeds of approximately $2,300 from the exercise of the Existing Warrants by the Holder (the “Exercise”), before deducting placement agent fees and other offering expenses payable by the Company. The Company expects to use 50% of the net proceeds from the Exercise to repay a portion of its outstanding obligations under the Jackson Notes and 50% of the net proceeds from the Exercise to repay a portion of its outstanding obligations pursuant to the Credit and Security Agreement with MidCap.

The Company engaged Wainwright to act as its exclusive placement agent in connection with the transactions summarized above and paid Wainwright a cash fee equal to 7.5% of the aggregate gross proceeds received from the Holder’s exercise of their Existing Warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants, pursuant to the Wainwright Engagement Letter.

Pursuant to the Engagement Letter, the Company agreed to reimburse Wainwright for its expenses in connection with the exercise of the Existing Warrants and the issuance of the September 2023 Warrants of up to $50 for its reasonable and documented out-of-pocket expenses, including legal fees and expenses and out-of-pocket expenses, $25 for its non-accountable expenses, and $16 for its clearing costs. The Company issued to Wainwright or its designees warrants (the “September 2023 Placement Agent Warrants”) to purchase up to 207,088 shares of common stock. The September 2023 Placement Agent Warrants have substantially the same terms as the September 2023 Warrants, except that the Placement Agent Warrants have an exercise price equal to $1.0375 per share and are immediately exercisable on or after the Stockholder Approval Date (as defined in the September 2023 Warrants) until the five year anniversary of the Stockholder Approval Date.

Limited Duration Stockholder Rights Agreement

On September 27, 2023, the board of directors (the “Board”) of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock and .3889 Rights for each outstanding share of Series H Preferred Stock (collectively with the common stock, the “Voting Stock”). The dividend is payable on October 21, 2023 to the stockholders of record at the close of business on October 21, 2023 (the “Record Date”). Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, of the Company (the “Preferred Stock”) at a price of $2.75 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of October 1, 2023, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Securities Transfer Corporation, as Rights Agent.

Until the close of business on the earlier of (i) 10 business days following the first date of public announcement (which, for purposes of this definition, shall include, without limitation, a report filed pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) by the Company or an Acquiring Person (as defined below) that an Acquiring Person has become such, or such other date, as determined by the Board, on which a Person has become an Acquiring Person, or (ii) 10 business days (or such later date as may be determined by action of the Board prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) after the date of the commencement of, or the first public announcement of an intention to commence, a tender or exchange offer the consummation of which would result in any person or group of affiliated or associated persons becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”), (x) the Rights will be evidenced by the certificates representing the Voting Stock registered in the names of the holders thereof (or by book entry shares in respect of such Voting Stock) and not by separate Right Certificates (as defined below), and (y) the Rights will be transferable only in connection with the transfer of Voting Stock.

Until the Distribution Date (or earlier expiration of the Rights), (i) new Voting Stock certificates issued after the Record Date upon transfer or new issuances of Voting Stock will contain a legend incorporating the terms of the Rights Agreement by reference, and (ii) the surrender for transfer of any certificates representing Voting Stock (or book entry shares of Voting Stock) outstanding as of the Record Date will also constitute the transfer of the Rights associated with the shares of Voting Stock represented thereby. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (“Right Certificates”) will be mailed to holders of record of the Voting Stock as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

Except as otherwise provided in the Rights Agreement, the Rights are not exercisable until the Distribution Date. The Rights will expire on the earliest of (i) October 2, 2026 or such later date as may be established by the Board prior to the expiration of the Rights, (ii) the time at which the Rights are redeemed pursuant to the terms of the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in the Rights Agreement at which time the Rights are terminated, or (iv) the time at which such Rights are exchanged pursuant to the terms of the Rights Agreement.

The Purchase Price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights is subject to adjustment from time to time, among others, (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock at a price, or securities convertible into Preferred Stock with a conversion price, less than the then-current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Preferred Stock) or of subscription rights or warrants (other than those referred to above).

The number of outstanding Rights is subject to adjustment in the event of a stock dividend on any class or series of Voting Stock payable in shares of a class or series of Voting Stock or subdivisions, consolidations or combinations of any class or series of Voting Stock occurring, in any such case, prior to the Distribution Date.

Shares of Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of the greater of (a) $10.00 and (b) the sum of (1) 1,000 (subject to adjustments for stock dividends, stock splits, or stock combinations) times the aggregate per share amount of all cash dividends, plus (2) 1,000 (subject to adjustments for stock dividends, stock splits, or stock combinations) times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of common stock, or a subdivision of the outstanding shares of common stock (by reclassification or otherwise), in each case declared on the common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to a minimum preferential payment of the greater of (a) $10.00 per share (plus any accrued but unpaid dividends and distributions), and (b) an amount equal to 1,000 times (subject to adjustments for stock dividends, stock splits, or stock combinations) made per share amount of all cash and other property to be distributed in respect of common stock. Each share of Preferred Stock will be initially entitled to 1,000 votes (subject to adjustment for stock dividends, stock splits, or stock combinations). In addition to voting together with the holders of common stock for the election of other directors of the Company, the holders of Preferred Stock, voting separately as a class to the exclusion of the holders of common stock, shall be entitled at the meeting of stockholders (and at each subsequent annual meeting of stockholders), unless all dividends in arrears on the Preferred Stock have been paid or declared and set apart for payment prior thereto, to vote for the election of two directors of the Company. Holders of Preferred Stock shall otherwise have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of common stock as set forth herein) for taking any corporate action, other than as required by law.

In the event of any merger, consolidation, combination or other transaction in which outstanding shares of common stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of common stock is changed or exchanged.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person (the first occurrence of such event, a “Flip-In Event”), each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of common stock equal to the number of shares of common stock obtained by dividing the Purchase Price (subject to adjustments) by 50% of the current per share market price of the common stock on the date of the Flip-In Event. Except in certain situations, a person or group of affiliated or associated persons becomes an “Acquiring Person” upon acquiring beneficial ownership of 10% (20% in the case of a Passive Investor (as defined in the Rights Agreement)) or more in voting power of the shares of Voting Stock then outstanding, subject to certain exclusions. Under the Rights Agreement, a “Passive Investor” is generally a person who or which has reported or is required to report beneficial ownership of shares of Voting Stock on Schedule 13G under the Exchange Act. Certain synthetic interests in securities created by derivative positions are treated under the Rights Agreement as beneficial ownership of the number of shares of Voting Stock equivalent to the economic exposure created by the derivative security, to the extent actual shares of Voting Stock are directly or indirectly beneficially owned by a counterparty to such derivative security.

In the event that, after a Flip-In Event, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provisions will be made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person which will have become void) will thereafter have the right to receive upon the exercise of a Right that number of shares of common stock equal to the result obtained by dividing the Purchase Price (subject to adjustments) by 50% of the current per share market price of the common stock of such person(s) (or its parent) with whom the Company has engaged in the foregoing transaction.

At any time after a Flip-In Event and prior to the acquisition by an Acquiring Person of 50% or more in voting power of the shares of Voting Stock then outstanding, the Board may, at its option, exchange the Rights (other than Rights owned by such Acquiring Person which will have become void), in whole or in part, for shares of common stock, at an exchange ratio of one share of common stock per Right.

With certain exceptions, no adjustment in the Purchase Price will be required unless such adjustment would require an increase or decrease of at least 1% in such Purchase Price. No fractional shares of Preferred Stock or common stock will be issued (other than fractions of Preferred Stock which are integral multiples of one one-thousandth of a share of Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts), and in lieu thereof an adjustment in cash will be made based on the current market price of the Preferred Stock or the common stock.

At any time prior to a Flip-In Event, the Board may redeem all but not less than the then outstanding Rights at a price of $0.01 per Right, subject to adjustment (the “Redemption Price”) payable, at the option of the Company, in cash, shares of common stock or such other form of consideration as the Board shall determine. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

For so long as the Rights are then redeemable, the Company may, in its sole discretion, except with respect to the Redemption Price, supplement or amend any provision in the Rights Agreement without the approval of any holders of the Rights. After the Rights are no longer redeemable, the Company may, except with respect to the Redemption Price, supplement or amend the Rights Agreement without the approval of any holders of Rights, provided that no such supplement or amendment may adversely affect the interests of holders of the Rights, cause the Rights Agreement to become amendable contrary to the provisions of the Rights Agreement, or cause the Rights to again to become redeemable.

Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; our ability to regain and maintain compliance with the Nasdaq Capital Market’s (“Nasdaq”) listing standards; our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report on Form 10-Q, including the risk factors set forth under the heading “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and under the same or similar headings in the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-K. Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We effected a one-for-ten reverse stock split on June 24, 2022 (the “Reverse Stock Split”). All share and per share information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

Business Model, Operating History and Acquisitions

We are a high-growth international staffing company engaged in the acquisition of U.S. and U.K. based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Business Streams. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, the Company is regularly in discussions and negotiations with various suitable, mature acquisition targets. Since November 2013, the Company has completed 11 acquisitions.

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

We used the net proceeds from the February 2023 Offering for general working capital purposes.

For the quarters ended April 1, 2023 and April 2, 2022

	Three Months		Three Months
	Ended April 1, 2023	% of Revenue	Ended April 2, 2022	% of Revenue	Growth
Revenue	$63,105	100.0%	$49,893	100.0%	26.5%
Cost of revenue	53,517	84.8%	41,380	82.9%	29.3%
Gross profit	9,588	15.2%	8,513	17.1%	12.6%
Operating expenses	10,942	17.3%	9,564	19.2%	14.4%
Loss from operations	(1,354)	-2.1%	(1,051)	-2.1%	28.8%
Other expenses	(1,461)	-2.3%	(1,267)	-2.5%	15.3%
Provision for income taxes	(40)	0.1%	(6)	0.0%	566.7%
Net loss	$(2,855)	-4.5%	$(2,324)	-4.7%	22.8%

Revenue

For the quarter ended April 1, 2023, revenue increased by 26.5% to $63,105 as compared with $49,893 in revenue for the quarter ended April 2, 2022. Of that increase, $20,165 was attributable to the acquisition of Headway Workforce Solutions (“Headway” and such acquisition, the “Headway Acquisition”), which was completed in May 2022. Organic revenue declined by $6,952, which consisted of a decline of $5,343 from operations, offset by $1,609 of unfavorable foreign currency translation. The decline in revenue was more prevalent in Commercial staffing as a result of a challenging U.S. operating environment. The Headway Acquisition added $20,080 in temporary contractor revenue and $84 in permanent placement revenue. Within organic revenue, temporary contractor revenue declined by $6,614 and permanent placement revenue declined by $338.

Revenue for the quarter ended April 1, 2023, was comprised of $61,795 of temporary contractor revenue and $1,310 of permanent placement revenue, compared with $48,392 and $1,564 of temporary contractor revenue and permanent placement revenue, respectively, for the quarter ended April 2, 2022.

Cost of revenue, Gross profit and Gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the quarter ended April 1, 2023, cost of revenue was $53,517, an increase of 29.3% from $41,380 for quarter ended April 2, 2022, compared with revenue growth of 26.5%. The Headway Acquisition contributed $17,585 to the increase in cost of revenue, while organic cost of revenue declined $5,447, a decrease of 13.2%, compared with a 13.7% decline on organic cost of revenue, as a result of challenges in the U.S. commercial staffing market.

Gross profit for the quarter ended April 1, 2023, was $9,588, an increase of 12.6% from $8,513 for the quarter ended April 2, 2022, representing gross margin of 15.2% and 17.1% for each period, respectively. Of the increase in gross profit, the Headway Acquisition added $2,579, representing gross margin of 12.4%. Organic gross profit declined by $7,008, representing gross margin of 16.8%.

Operating expenses

Total operating expenses for the quarter ended April 1, 2023, were $10,167, an increase of 14.4% from $8,909 for the quarter ended April 2, 2022. The increase in operating expenses was driven primarily by the Headway Acquisition, which added $2,873 in operating expenses for the quarter ended April 1, 2023. Organic operating expenses declined by $1,258 for the quarter ended April 1, 2023, as compared to the quarter ended April 2, 2022

Other expenses, net

Total other expenses, net for the quarter ended April 1, 2023 were $1,461, an increase of 15.3% from $1,267 for the quarter ended April 2, 2022. The increase was driven by an increase of $678 in interest expense.

Amortization of debt discount and deferred financing costs for the quarter ended April 1, 2023 were $873, an increase of $122, compared with amortization of debt discount and deferred financing costs for the quarter ended April 2, 2022, which were $751. There was no loss from Paycheck Protection Program (“PPP”) forgiveness of loans for the quarter ended April 1, 2023 compared with gain from PPP forgiveness of loans of $443 for the quarter ended April 2, 2022 In addition, for the quarter ended April 1, 2023, we had other loss of $14.

Non-GAAP Measures

To supplement our condensed consolidated financial statements presented in accordance with GAAP, we also use non-GAAP financial measures and key performance indicators (“KPIs”) in addition to our GAAP results. We believe non-GAAP financial measures and KPIs may provide useful information for evaluating our cash operating performance, ability to service debt, compliance with debt covenants and measurement against competitors. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly entitled measures reported by other companies.

We present the following non-GAAP financial measure and KPIs in this report:

Revenue and Gross Profit by Business Streams We use this KPI to measure our mix of Revenue and respective profitability between our two main lines of business due to their differing margins. For clarity, these lines of business are not our operating segments, as this information is not currently regularly reviewed by the chief operating decision maker to allocate capital and resources. Rather, we use this KPI to benchmark our business against the industry.

The following table details revenue and gross profit by sector:

	Three Months Ended
	April 1, 2023	Mix	April 2, 2022	Mix

Revenue
Commercial Staffing - US	$23,247	37%	$28,609	57%
Professional Staffing - US	24,376	39%	4,329	9%
Professional Staffing - UK	15,482	24%	16,955	34%
Total Service Revenue	$63,105		$49,893

Gross Profit
Commercial Staffing - US	$3,815	40%	$4,719	56%
Professional Staffing - US	3,695	38%	1,204	14%
Professional Staffing - UK	2,078	22%	2,590	30%
Total Gross Profit	$9,588		$8,513

Gross Margin
Commercial Staffing - US	16.4%		16.5%
Professional Staffing - US	15.2%		27.8%
Professional Staffing - UK	13.4%		15.3%
Total Gross Margin	15.2%		17.1%

Adjusted EBITDA. This measure is defined as net income (loss) attributable to common stock before: interest expense, benefit from income taxes; depreciation and amortization; acquisition, capital raising and other non-recurring expenses; other non-cash charges; impairment of goodwill; re-measurement gain on intercompany note; other income (loss); and charges the Company considers to be non-recurring in nature such, as legal expenses associated with litigation, professional fees associated potential and completed acquisitions. We use this measure because we believe it provides a more meaningful understanding of our profit and cash flow generation.

	Three Months Ended		Trailing Twelve Months
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net (loss) income	$(2,855)	$(2,324)	$(17,525)	$7,522

Interest expense	1,349	670	4,560	3,370
Expense (benefit) from income taxes	40	6	(188)	(388)
Depreciation and amortization	873	751	3,714	3,055
EBITDA	$(593)	$(897)	$(9,439)	$13,559

Acquisition, capital raising and other non-recurring expenses (1)	1,872	1,188	8,638	3,872
Other non-cash charges (2)	35	16	19	158
Impairment of Goodwill	—	—	10,000	3,104
Re-measurement gain on intercompany note	—	443	(443)	831
Gain on sale of business	—	—	(726)	—
Other loss (income)	16	58	(42)	(19,412)
Adjusted EBITDA	$1,330	$808	$8,007	$2,112

Adjusted Gross Profit			$43,843	$35,938

Adjusted EBITDA as percentage of Adjusted Gross Profit			18.3%	5.9%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

Operating Leverage. This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in adjusted gross profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of our efficiency for converting incremental gross profit into Adjusted EBITDA.

	April 1, 2023	April 2, 2022

Gross Profit - TTM (Current Period)	$43,843	$35,938
Gross Profit - TTM (Prior Period)	35,938	30,365
Gross Profit – (Decline) Growth	$7,905	$5,573

Adjusted EBITDA - TTM (Current Period)	$8,007	$2,112
Adjusted EBITDA - TTM (Prior Period)	2,112	4,589
Adjusted EBITDA – Growth (Decline)	$5,895	$(2,477)

Operating Leverage	74.6%	-44.4%

Leverage Ratio. Calculated as total debt, net, gross of any original issue discount, divided by pro forma adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	April 1, 2023		December 31, 2022

Total Term Debt, Net	$17,278		$17,304
Addback: Total Debt Discount and Deferred Financing Costs	863		962
Total Debt	$18,141		$18,266

TTM Adjusted EBITDA	$8,007		$7,427

Leverage Ratio	2.27	x	2.46	x

Operating Cash Flow Including Proceeds from Accounts Receivable Financing. Calculated as net cash (used in) provided by operating activities plus net proceeds from accounts receivable financing. Because much of our temporary payroll expense is paid weekly and in advance of clients remitting payment for invoices, operating cash flow is often weaker in staffing companies where revenue and accounts receivable are growing. Accounts receivable financing is essentially an advance on client remittances and is primarily used to fund temporary payroll. As such, we believe this measure is helpful to investors as an indicator of our underlying operating cash flow.

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time. On May 15, 2020, we entered into a three-year term loan with HSBC in the UK for £1,000. As of April 1, 2023, the balance for the HSBC loan is $125.

	Quarters Ended
	April 1, 2023	April 2, 2022

Net cash flow used in operating activities	$(4,429)	$(2,856)

Collection of UK factoring facility deferred purchase price	1,626	1,877

Repayments on accounts receivable financing	(1,743)	(2,036)

Net cash used in operating activities including proceeds from accounts receivable financing	$(4,546)	$(3,015)

The leverage ratio and operating cash flow including proceeds from accounts receivable financing should be considered together with the information in the “Liquidity and Capital Resources” section, immediately below.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Historically, we have funded our operations through term loans, promissory notes, bonds, convertible notes, private placement offerings and sales of equity. We have no off-balance sheet arrangements.

Our primary uses of cash have been for debt repayments, repayment of deferred consideration from acquisitions, professional fees related to our operations and financial reporting requirements and for the payment of compensation, benefits and consulting fees. The following trends may occur as we continue to execute on our strategy:

●	An increase in working capital requirements to finance organic growth;

●	Addition of administrative and sales personnel as the business grows;

●	Increases in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enter new markets;

●	A continuation of the costs associated with being a public company; and

●	Capital expenditures to add technologies.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as amended, and other rules implemented by the SEC. We expect all of these applicable rules and regulations could significantly increase our legal and financial compliance costs and increase the use of resources.

As of and for the quarter ended April 1, 2023, we had a working capital deficiency of $17,829, accumulated deficit of $103,870, and a net loss of $2,855.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation as a going concern. We have an unsecured payment due in the next 12 months associated with a historical acquisition and secured current debt arrangements representing approximately $8,469 which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, hawse have funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If we are unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

In addition, beginning in April 2023, we have numerous contractual lease obligations representing an aggregate of approximately $12,129 related to current lease agreements. We intend to fund the majority of these obligations through a combination of cash flow from operations, as well as capital raised through additional debt or equity.

The condensed consolidated financial statements and related notes hereto included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

Operating activities

For the quarter ended April 1, 2023, net cash used in operating activities of $4,429 was primarily attributable to net loss of $2,855 and changes in operating assets and liabilities totaling $3,540, offset by non-cash adjustments of $1,966. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $2,519, increase in payables and accrued expense of $717, increase in prepaid expenses and other current assets of $437, increase in other assets of $1,015, decrease in current liabilities of $363 and decrease in long term liabilities and other of $77. Total non-cash adjustments of $1,966 primarily includes depreciation and amortization of intangible assets of $775, stock-based compensation of $720, bad debt expense of $18, amortization of debt discounts and deferred financing of $98 and right of use assets amortization of $355.

For the quarter ended April 2, 2022, net cash used in operating activities of $2,856 was primarily attributable to net loss of $2,324 and changes in operating assets and liabilities totaling $2,090 offset by non-cash adjustments of $1,558. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $5,621, increase in payables and accrued expense of $4,000, increase in payables to related parties of $122, increase in prepaid expenses and other current assets of $526, decrease in other assets of $812, decrease in current liabilities of $128 and decrease in long term liabilities and other of $749. Total non-cash adjustments of $1,558 primarily includes depreciation and amortization of intangible assets of $655, stock-based compensation of $41, amortization of debt discounts and deferred financing of $96, right of use assets amortization of $324 and foreign currency re-measurement loss on intercompany loan of $443.

Investing activities

For the quarter ended April 1, 2023, net cash provided by investing activities totaled $1,598, primarily due to $1,626 related to collection of UK factoring facility deferred purchase price offset by $28 purchase of property and equipment.

For the quarter ended April 2, 2022, net cash provided by investing activities totaled $1,835, primarily due to $42 purchase of property and equipment and $1,877 related to collection of UK factoring facility deferred purchase price.

Financing activities

For the quarter ended April 1, 2023, net cash provided by financing activities totaled $2,247, primarily due to repayments of $1,743 on accounts receivable financing, net, proceeds from the sale of common stock of $4,433, third party financing costs of $319 and repayment of term loan of $124.

For the quarter ended April 2, 2022, net cash used in financing activities totaled $2,153 primarily due to repayments of $2,036 on accounts receivable financing, net and, repayment of term loan of $117.

Critical Accounting Policies and Estimates

Refer to the Annual Report on Form 10-K filed with the SEC on May 19, 2023 for the fiscal year ended December 31, 2023. There have been no changes to our critical accounting policies during the three months ended April 1, 2023.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We adopted this ASU on January 2, 2022. This standard does not have an impact on our financial statements.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. This ASU replaces the probable, incurred loss model for those assets. On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022, for SEC filers that are smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company has adopted this ASU on January 1, 2023. This standard does not have a material impact on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (each as defined in Rules) as of the end of the period covered by this Quarterly Report on Form 10-Q.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, we identified a material weakness related to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions we entered into. Our management has also identified a material weakness in our internal control over our goodwill assessment relating to the lack of a sufficient process for determining the valuation of goodwill assets.

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective, due to the material weakness in our control environment and financial reporting process discussed above.

Management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition as of the Evaluation Date, and results of our operations and cash flows for the Evaluation Date, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

In light of the Fourth Circuit’s issuance of its July 22, 2022, decision and order transferring the North Carolina Action to the Southern District of New York, on August 1, 2022, the parties to the New York Action wrote to the Magistrate overseeing the matter to request a conference to address, inter alia, the resumption of discovery in light of the Fourth Circuit’s Order issued on July 22, 2022. On August 3, 2022, Magistrate Judge Moses lifted the stay previously imposed in the matter and ordered the parties to appear at a teleconference held on August 16, 2022. At the teleconference, the parties agreed that the North Carolina Action would be dismissed following its transfer to the Southern District of New York without prejudice to Whitaker’s right to assert the same causes of action, based on substantially similar allegations, as counterclaims in the New York Action and that Whitaker would have until September 30, 2022, to do so. The Court ordered the parties to submit a stipulation to this effect by August 23, 2022. Per the Court’s Order, on August 22, 2022, the parties filed a stipulation and proposed order whereby the parties agreed that Whitaker would voluntarily dismiss the North Carolina Action and would reassert the causes of action set forth in the Proposed Amended Complaint filed in the North Carolina Action as counterclaims in the New York Action; and set forth deadlines for the filing of Whitaker’s answer and counterclaims Plaintiffs’ response to such counterclaims. The Court so-ordered that stipulation on August 23, 2022.

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

On November 11, 2022, Plaintiffs moved to dismiss the Consumer Protection Counterclaim. Briefing on Plaintiffs’ motion was completed on December 22, 2022. On June 9, 2023, Plaintiff’s motion to dismiss the Consumer Protection Counterclaim was granted.

On August 9, 2023, the Court issued a third revised case management order which set forth relevant deadlines, including the close of fact discovery on September 22, 2023, and the close of all discovery (including expert discovery) on December 8, 2023.

Monroe and the Company intend to pursue their claims vigorously.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

Item 1A. Risk Factors.

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on May 19, 2023. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Risks Relating to Our Organization and Our Financial Condition

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of December 31, 2022, our total gross debt was approximately $18,265 and as of April 1, 2023, our total gross debt was approximately $18,141. Our level of debt could have significant consequences to our stockholders, including the following:

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

● increasing our vulnerability to both general and industry-specific adverse economic conditions including the continuing economic consequences of the COVID-19 endemic and its ongoing effects;

● putting us at a competitive disadvantage versus less leveraged competitors; and

● increasing vulnerability to changes in the prevailing interest rates.

Our ability to make payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. We had negative cash flows from operations for the fiscal year ended December 31, 2022 and the period ended April 1, 2023, and we may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to our ability to expand our operations. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. A default on our debt obligations could have a material adverse effect on our business, financial condition and results of operations and may cause you to lose all or part of your investment.

Further, the outstanding Amended and Restated Senior Secured 12% Promissory Note (the “2022 Jackson Note”) and the 12% Senior Secured Promissory Note due October 14, 2024 (the “2023 Jackson Note” and together with the 2022 Jackson Note, the “Jackson Notes”) each issued to Jackson Investment Group LLC (“Jackson”) and due October 14, 2024 contain certain customary financial covenants, and we have had instances of non-compliance. Management has historically been able to obtain, from Jackson, waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that we will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately. Our financing with MidCap Funding X Trust (“MidCap”) includes customary financial covenants and we have had instances of non-compliance. We have been able to obtain forbearance of any non-compliance from MidCap, and management expects to continue to be able to obtain necessary forbearance in the event of future non-compliance; however, there can be no assurance that we will be able to obtain such forbearance, and should MidCap refuse to provide a forbearance in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

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

The Jackson Notes are secured by substantially all of our assets that are not secured by our revolving loan facility with MidCap and HSBC in the U.K., and the terms of the Jackson Notes may restrict our current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured lender.

The Jackson Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that we believe may be in our long-term best interests. The Jackson Notes include covenants limiting or restricting, among other things, our ability to:

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

In addition, the Jackson Notes contain financial covenants including, among other things, a fixed charge coverage ratio, minimum liquidity requirements and total leverage ratio. A breach of any of these financial covenants could result in a default under the Jackson Notes. If any such default occurs, Jackson may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. In addition, following an event of default under the Jackson Notes, Jackson will have the right to proceed against the collateral granted to it to secure the debt, which includes our available cash. If the debt under the Jackson Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

Risks Relating to our Common Stock

We may not meet the continued listing requirements of Nasdaq, which could result in a delisting of our common stock.

As previously reported, on May 18, 2023, we received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq notifying us that as we had not yet filed its Form 10-Q for the period ended April 1, 2023 pursuant to Nasdaq Listing Rule 5250(c)(1) (the “Rule”), such matter serves as a basis for delisting our securities from Nasdaq.

On July 5, 2023, we received a notice from the Staff notifying us that we have been granted an exception to enable us to regain compliance with the Rule pursuant to the following terms: on or before October 16, 2023, we must file the Form 10-Q for the period ended April 1, 2023, as required by the Rule. In the event we do not satisfy the terms of the exception, the Staff will provide written notification to us that our common stock will be delisted.

On July 17, 2023, we received a letter from the Staff indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between June 1, 2023, through July 14, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until January 15, 2024 (the “Compliance Period”), in which to regain compliance pursuant to the Minimum Bid Price Requirement. In order to regain compliance with the Minimum Bid Price Requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

On August 23, 2023, we received a notice from the Staff notifying us that as we had not yet filed our Quarterly Report on Form 10-Q for the period ended June 30, 2023, we no longer comply with the Rule for continued listing on Nasdaq. Pursuant to the July 5, 2023 notice described above, the Staff granted us an exception until October 16, 2023 to file our delinquent Form 10-Q for the period ended April 1, 2023 (the “Initial Delinquent Filing”). As a result, any additional Staff exception to allow us to regain compliance with all delinquent filings, will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or October 16, 2023.

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful. If Nasdaq delists our common stock from trading on its exchange for failure to meet Nasdaq’s listing standards for continued listing, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability to raise future capital through the sale of our shares or issue our shares as consideration in acquisitions could be severely limited. Additionally, we may not be able to list our common stock on another national securities exchange, which could result in our securities being quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Staffing 360 Solutions Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).
4.1	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).
4.2	Form of Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).
4.3	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).
4.4	Form of New Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).
4.5	Rights Agreement, dated as of October 1, 2023, between Staffing 360 Solutions, Inc. and Securities Transfer Corporation, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.1	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).
10.2	Amendment No. 1 to the Third Amended and Restated Note Purchase Agreement, dated June 30, 2023 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
10.3***	Letter Agreement, dated July 31, 2023, by and among the Company, Chapel Hill Partners, L.P. and Jean-Pierre Sakey (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.4	First Omnibus Amendment and Reaffirmation Agreement, dated August 30, 2023, by and between Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.5	12% Senior Secured Promissory Note issued on August 30, 2023 to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.6	Amendment No. 28 to the Credit and Security Agreement and Limited Waiver, dated August 30, 2023, by and between Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.7	Sixth Amendment to Intercreditor Agreement, dated August 30, 2023, by and among Staffing 360 Solutions, Inc., Jackson Investment Group, LLC and MidCap Funding X Trust (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.8	Form of Inducement Letter (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
***	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: October 16, 2023	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2023	By:	/s/ Joe Yelenic
Joe Yelenic Senior Vice President, Corporate Finance (Principal Financial Officer)

