Form 10-Q
period 2023-07-01
Staffing 360 Solutions, Inc.
filed 2023-11-14
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

As of November 13, 2023, 7,812,190 shares of common stock, $0.00001 par value, were outstanding.

Form 10-Q Quarterly Report

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, per share and par values)

	As of	As of
	July 1, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$75	$1,992
Accounts receivable, net	26,776	23,628
Prepaid expenses and other current assets	2,146	1,762
Total Current Assets	28,997	27,382

Property and equipment, net	1,450	1,230
Goodwill	19,891	19,891
Intangible assets, net	16,228	17,385
Other assets	7,553	6,701
Right of use asset	8,717	9,070
Total Assets	$82,836	$81,659
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$19,239	$16,526
Accrued expenses - related party	215	218
Current portion of debt	-	249
Accounts receivable financing	17,516	18,268
Leases - current liabilities	1,291	1,188
Earnout liabilities	8,344	8,344
Other current liabilities	2,668	2,639
Total Current Liabilities	49,273	47,432

Long-term debt	8,751	8,661
Redeemable Series H preferred stock, net	8,505	8,393
Leases - non current	8,270	8,640
Other long-term liabilities	226	180
Total Liabilities	75,025	73,306

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series J Preferred Stock, 40,000 shares designated, $0.00001 par value, 0 and 0 shares issued and outstanding as of July 1, 2023 and January 1, 2022, respectively
Common stock, $0.00001 par value, 200,000,000 shares authorized; 4,811,020 and 2,629,199 shares issued and outstanding, as of July 1, 2023 and December 31, 2022, respectively	1	1
Additional paid in capital	116,639	111,586
Accumulated other comprehensive loss	(2,080)	(2,219)
Accumulated deficit	(106,749)	(101,015)
Total Stockholders’ Equity	7,811	8,353
Total Liabilities and Stockholders’ Equity	$82,836	$81,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share, per share and per share values)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue	$62,078	$59,053	$125,183	$108,946

Cost of Revenue, excluding depreciation and amortization stated below	53,317	48,534	106,834	89,914

Gross Profit	8,761	10,519	18,349	19,032

Operating Expenses:
Selling, general and administrative expenses	9,716	10,465	19,883	19,373
Depreciation and amortization	651	698	1,426	1,353
Total Operating Expenses	10,367	11,162	21,309	20,726

Loss From Operations	(1,606)	(643)	(2,960)	(1,694)

Other Expenses:
Interest expense	(1,350)	(1,041)	(2,699)	(1,621)
Amortization of debt discount and deferred financing costs	(104)	(96)	(202)	(282)
Re-measurement loss on intercompany note	—	(566)	—	(1,009)
Other loss, net	188	79	174	21
Total Other Expenses, net	(1,266)	(1,624)	(2,727)	(2,891)

Loss Before Benefit from Income Tax	(2,872)	(2,267)	(5,687)	(4,585)

Provision from Income taxes	(6)	3	(47)	(3)

Net Loss	$(2,878)	$(2,264)	$(5,734)	$(4,588)

Net Loss – Basic and Diluted	$(0.77)	$(1.29)	$(1.66)	$(2.61)

Weighted Average Shares Outstanding – Basic and Diluted	3,727,524	1,759,252	3,453,841	1,759,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	QUARTERS ENDED		SIX MONTHS ENDED
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net Loss	$(2,878)	$(2,264)	$(5,734)	$(4,588)

Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	116	(318)	139	(518)
Comprehensive Loss Attributable to the Company	$(2,762)	$(2,582)	$(5,595)	$(5,106)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series J		Common Stock		capital	income (loss)	Deficit	Equity
Balance, January 1, 2022	—	$—	1,759,158	$1	$107,183	$162	$(84,021)	$23,325
Shares issued to/for:
Employees, directors and consultants	17,618.3	—	3,000	—	83	—	—	83
Series J Preferred Stock dividend issued	(17,618.3)	—	—	—	—	—	—	—
Series J Preferred Stock redemption	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	(518)	—	(518)
Net loss	—	—	—	—	—	—	(4,588)	(4,588)
Balance July 2, 2022	—	$—	1,762,158	$1	$107,266	$(356)	$(88,609)	$18,302

	Shares	Par Value	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Series J		Common Stock		capital	loss	Deficit	Equity
Balance, April 3, 2022	—	$—	1,760,158	$1	$107,225	$(38)	$(86,345)	$20,843
Shares issued to/for:
Employees, directors and consultants	—	—	2,000	—	41	—	—	41
Series J Preferred Stock dividend issued	17,618.3	—	—	—	—	—	—	—
Series J Preferred Stock redemption	(17,618.3)	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	(318)	—	(318)
Net income	—	—	—	—	—	—	(2,264)	(2,264)
Balance, July 2, 2022	—	$—	1,762,158	$1	$107,266	$(356)	$(88,609)	$18,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Common Stock		capital	loss	Deficit	Equity
Balance, December 31, 2022	2,629,199	$1	$111,586	$(2,219)	$(101,015)	$8,353
Shares issued to/for:
Employees, directors and consultants	297,305	—	941	—	—	941
Sale of common stock and warrants	1,884,516	—	4,113	—	—	4,113
Foreign currency translation gain	—	—	—	139	—	139
Net income	—	—	—	—	(5,734)	(5,734)
Balance, July 1, 2023	4,811,020	$1	$116,639	$(2,080)	$(106,749)	$7,811

	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Common Stock		capital	loss	Deficit	Equity
Balance, April 1, 2023	3,856,020	$1	$116,419	$(2,196)	$(103,870)	$10,353
Shares issued to/for:
Employees, directors and consultants	60,000	—	221	—	—	221
Sale of common stock and warrants	895,000	—	(1)	—	—	(1)
Foreign currency translation gain	—	—	—	116	—	116
Net income	—	—	—	—	(2,879)	(2,879)
Balance, July 1, 2023	4,811,020	$1	$116,639	$(2,080)	$(106,749)	$7,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	July 1, 2023	July 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,734)	$(4,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,426	1,353
Amortization of debt discount and deferred financing costs	202	282
Bad debt expense	21	(15)
Right of use assets depreciation	598	884
Shares issued for services	941	83
Re-measurement loss on intercompany note	—	1,009
Changes in operating assets and liabilities:
Accounts receivable	(6,285)	(7,818)
Prepaid expenses and other current assets	(369)	(1,657)
Other assets	(976)	(2,770)
Accounts payable and accrued expenses	2,251	4,660
Other current liabilities	131	583
Other long-term liabilities and other	(491)	3,195
NET CASH USED IN OPERATING ACTIVITIES	(8,285)	(4,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(223)	(313)
Acquisition of business, net of cash acquired	—	1,395
Collection of UK factoring facility deferred purchase price	3,357	3,705
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,134	4,787

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	(320)	—
Repayment of term loan	(252)	(244)
Proceeds from term loan	—	67
Repayments on accounts receivable financing, net	(661)	(2,351)
Payments made on earnouts	—	(160)
Payments made on Redeemable Series H Preferred stock	—	(14)
Proceeds from sale of common stock	4,433	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,200	(2,702)

NET DECREASE IN CASH	(1,951)	(2,714)

Effect of exchange rates on cash	34	(64)

Cash – Beginning of period	1,992	4,558

Cash – End of period	$75	$1,780

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

Liquidity

The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the six months ended July 1, 2023, the Company has an accumulated deficit of $106,749 and a working capital deficit of $20,276. At July 1, 2023, we had total gross debt of $18,016. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

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

As of the date of the filing of this Quarterly Report on Form 10-Q, the entire outstanding principal balance of the Jackson Notes, which was $9,016, shall be due and payable on October 14, 2024. The debt represented by the Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended. The Company also has a $32,500 revolving loan facility with MidCap Funding X Trust (“MidCap”). The MidCap facility has a maturity date of September 6, 2024.

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

COVID-19

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy, and we are unable to predict the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing. The effects of the COVID-19 endemic may continue to disrupt or delay our business operations, including but not limited to with respect to efforts relating to potential business development transactions and our ability to deploy staffing workforce effectively during social distancing and shelter-in-place directives and it could continue to disrupt the marketplace which could have an adverse effect on our operations. As such, it is uncertain as to the full magnitude that COVID-19 and its ongoing effects will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce. The Company is not able to estimate the effects of the COVID-19 endemic on its results of operations, financial condition, or liquidity for fiscal year 2023.

The Company’s negative working capital and liquidity position combined with the uncertainty generated by the economic reaction to COVID-19 and its ongoing effects contribute to the substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the six months ended July 1, 2023 and July 2, 2022 include the valuation of intangible assets, including goodwill, liabilities associated with testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue for the three and six months ended July 1, 2023 was comprised of $61,245 and $123,040 of temporary contractor revenue and $833 and $2,143 of permanent placement revenue, respectively compared with $57,636 and $105,965 of temporary contractor revenue and $1,417 and $2,981 permanent placement revenue, respectively for the three and six months ended July 2, 2022. Refer to Note 12 – Segment Information for further details on breakdown by segments.

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

The effective income tax rate was (0.77)%, (0.78)%, (0.18)% and (0.22)% for the three and six months ending July 1, 2023 and July 2, 2022, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit. The Company may have experienced an IRC Section 382 limitation during 2021, for which it is in process of conducting an analysis to determine the tax consequences of such a limitation.

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement loss of $0, $(566), $0 and $(32) for the three and six months ended July 1, 2023 and July 2, 2022, respectively, associated with its U.S dollar denominated intercompany note.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants placed were estimated using a Black Scholes model. Refer to Note 10 – Stockholders Equity for further details.

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. This ASU replaces the probable, incurred loss model for those assets. On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022, for SEC filers that are smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company adopted this ASU on January 1, 2023. The adoption of this standard did not have a material impact on the consolidated financial statements.

NOTE 3 – EARNINGS (LOSS) PER COMMON SHARE

The Company utilizes the guidance per ASC 260, “Earnings per Share”. Basic earnings per share are calculated by dividing income/loss available to stockholders by the weighted average number of common stock shares outstanding during each period. For the six months ended July 1, 2023 and July 2, 2022, as a result of the net loss attributable to common stockholders, losses were not allocated to the participating securities.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares of common stock issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method). Such securities, shown below, presented on a common stock equivalent basis and outstanding as of July 1, 2023 and July 2, 2022 have not been included in the diluted earnings per share computations, as their inclusion would be anti-dilutive due to the Company’s net loss as of July 1, 2023 and July 2, 2022:

	July 1, 2023	July 2, 2022
Warrants	3,729,543	972,495
Restricted shares – unvested	188,496	6,784
Options	51,302	51,302
Total	3,969,341	1,030,581

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

The facility provides events of default including: (i) failure to make payment of principal or interest on any Loans when required, (ii) failure to perform obligations under the facility and related documents, (iii) not paying its debts as such debts become due and similar insolvency matters, and (iv) material adverse changes in the financial condition of business prospectus of any Borrower (subject to a 10-day notice and cure period). Upon an event of default, the Company’s obligations under the credit facility may, or in the event of insolvency or bankruptcy will automatically, be accelerated. At the election of agent or required lenders (or automatically in case of bankruptcy or insolvency events of default), upon the occurrence of any event of default and for so long as it continues, the facility will bear interest at a rate equal to the lesser of: (i) 3.0% above the rate of interest applicable to such obligations immediately prior to the occurrence of the event of default; and (ii) the maximum rate allowable under law.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

The balance of the MidCap facility as of July 1, 2023 and December 31, 2022 was $17,516 and $18,176, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

HSBC Invoice Finance (UK) Ltd

On February 8, 2018, CBS Butler Holdings Limited (“CBSbutler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500.) The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000. As of July 1, 2023, the balance for the HSBC loan is $0.

On June 28, 2018, the Company’s subsidiary, Clement May Limited (“CML”) entered into a new agreement with a minimum term of 12 months for purchase of debt (“APD”) with HSBC, joining CBS Butler, Staffing 360 Solutions Limited and The JM Group (collectively, with CML, the “Borrowers”) as “Connected Clients” as defined in the APD. In 2021, the subsidiaries were reorganized and are now Staffing 360 Solutions Limited and Clement May. The new Connected Client APDs carry an aggregate Facility Limit of £20,000 across all Borrowers. The obligations of the Borrowers are secured by a fixed charge and a floating charge on the Borrowers’ respective accounts receivable and are subject to cross-company guarantees among the Borrowers. In addition, the secured borrowing line against unbilled receivables was increased to £1,500 for a period of 90 days. In July 2019, the aggregate Facility Limit was extended to £22,500 across all Borrowers. In January 2022, the secured borrowing line against unbilled receivables was terminated and fully paid down.

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. For the six months ended July 1, 2023, and July 2, 2022, the collection of UK factoring facility deferred purchase price totaled $3,458 and $3,705, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	July 1, 2023
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$10,884	$2,480	$26,533	$39,897
Accumulated amortization	(6,090)	(2,480)	(15,099)	(23,669)
Intangible assets, net	$4,794	$-	$11,434	$16,228

	December 31, 2022
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$10,759	$2,467	$26,170	$39,397
Accumulated amortization	(5,609)	(2,467)	(13,936)	(22,012)
Intangible assets, net	$5,151	$-	$12,234	$17,385

On April 18, 2022, the Company entered into a Stock Purchase Agreement (the “Headway Purchase Agreement”) with Headway Workforce Solutions (“Headway”), pursuant to which, among other things, the Company agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Preferred Stock, with a value equal to the Closing Payment, as defined in the Headway Purchase Agreement (the “Headway Acquisition”). On May 18, 2022, the Headway Acquisition closed.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

As of July 1, 2023, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal quarter ended July 1st	Amount
2023	$1,340
2024	2,680
2025	2,611
2026	2,464
2027	2,464
Thereafter	4,669
Total	$16,228

Amortization of intangible assets for the three and six months ended July 1, 2023 and July 2, 2022 was $794, $1,378, $582 and $1,166, respectively. The weighted average useful life remaining of intangible assets remaining is 7.8 years.

NOTE 6 – GOODWILL

The following table provides a roll forward of goodwill:

	July 1, 2023	December 31, 2022
Beginning balance, gross	$37,541	$31,478
Acquisition	-	7,808
Accumulated disposition	(1,577)	(1,577)
Accumulated impairment losses	(16,073)	(16,073)
Currency translation adjustment	-	(1,745)
Ending balance, net	$19,891	$19,891

Goodwill by reportable segment is as follows:

	July 1, 2023	December 31, 2022
Professional Staffing - US	$14,031	$14,031
Commercial Staffing - US	5,860	5,860
Professional Staffing - UK	-	-
Ending balance, net	$19,891	$19,891

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. ASC 280-10-50-11 states that operating segments often exhibit similar long-term financial performance if they have similar economic characteristics. In fiscal 2022, the Company identified a triggering event in response the COVID-19 pandemic. In accordance with ASC 350 the Company tested its goodwill for impairment and the Company recognized an impairment with respect to its Staffing UK reporting unit of $10,000. The impairment resulted from a continued decline in that reporting unit’s revenue which experienced significant and prolonged declines. Further, the negative impact suffered from the COVID-19 pandemic, predominantly in the year ended January 2, 2021, did not recover as quickly as management anticipated by the end of year ended January 1, 2022 and the year ended December 31, 2022, as a result, the forward-looking forecast was revised based upon current facts and circumstances. To determine the impairment, the Company employed a combination of market approach (valuations using comparable company multiples), income approach (discounted cash flow analysis) and prevailing market conditions to derive the fair value of the reporting unit. While the impairment recognized by management of $10,000 represents the adjustment required based upon current assumptions, such assumptions are subject to significant estimation by management, including revenue growth rates, cost levels, and discount rates. If actual results in future periods vary from these assumptions additional impairment costs to goodwill could occur. Under ASU 2017-04, which the Company early adopted, the impairment amount represents the excess of the carrying value over the fair value of the reporting unit. On May 18, 2022, the Company closed the Headway Acquisition (see Note 7 - Acquisition). The Company’s estimated value of the goodwill is $7,808.

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

The purchase price in connection with the Headway Acquisition was $9,000, subject to adjustment as provided in the Headway Purchase Agreement. Pursuant to certain covenants in the Headway Purchase Agreement, the Company may be subject to a Contingent Payment of up to $4,450 based on the Adjusted EBITDA (such term as defined in the Headway Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Headway Purchase Agreement), subject to additional potential adjustments tied to customary purchase price adjustments described in the Headway Purchase Agreement. The purpose of the acquisition was to expand the market share of the Company’s primary business by providing future economic benefit of expanding services. The Company anticipates that the acquisition will provide the Company the ability to integrate the business of Headway into the Company’s existing temporary professional staffing business in the US within the expected timeframe which would enable the Company to operate more effectively and efficiently and to create synergy hence lower costs of operations.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

The following table summarizes the allocation of the purchase price of the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$10,833
Fixed assets	150
Other non-current assets	4,914
Intangible assets	6,800
Goodwill	6,809
Current liabilities	(14,965)
Other non-current liabilities	(1,812)
Consideration	$12,729

In connection with the acquisition of Headway, the Company recorded $6,800 in intangible assets, based on its preliminary internal calculations.

NOTE 8 – DEBT

	July 1, 2023	December 31, 2022
Jackson Investment Group - related party	$9,016	$9,016
Redeemable Series H Preferred Stock	9,000	9,000
HSBC Term Loan	-	249
Total Debt, Gross	18,016	18,265
Less: Debt Discount and Deferred Financing Costs, Net	(760)	(962)
Total Debt, Net	17,256	17,304
Less: Non-Current Portion - Related Party	(8,751)	(8,661)
Less: Non-Current Portion	(8,505)	(8,393)
Total Current Debt, Net	$-	$249

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

In addition, pursuant to the terms of the Third A&R Agreement, as amended by the First Omnibus Amendment Agreement, until all principal interest and fees due pursuant to the Third A&R Agreement and the Jackson Notes are paid in full by the Company and are no longer outstanding, Jackson shall have a first call over 50% of the net proceeds from all common stock equity raises the Company conducts, which shall be used to pay down any outstanding obligations due pursuant to the Note Documents. The 2022 Jackson Note continues to be secured by substantially all of the Company and its subsidiaries’ assets as a second lien holder to MidCap in the United States and HSBC in the United Kingdom, pursuant to the Security Agreement.

HSBC Loan

On February 8, 2018, CBS Butler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, “Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force”), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000. As of July 1, 2023, the balance for the HSBC loan is $0.

Redeemable Series H Preferred Stock

On May 18, 2022, the Company entered into the Headway Purchase Agreement with Headway. Consideration for the purchase of 100% of Headway was the issuance of an aggregate of 9,000,000 shares of Series H Convertible Preferred Stock (“the “Series H Preferred Stock”). Each share of Series H Preferred Stock shall have a par value of $0.00001 per share and a stated value equal to $1.00 and is convertible at any time into an aggregate of 350,000 shares of common stock. This is determined by dividing the stated value of such share of Preferred Stock by the conversion price. The conversion price equals $25.714. Holders of Series H Preferred Stock are entitled to quarterly cash dividends at a per annum rate of 12%. The shares of the Series H Preferred Stock may be redeemed by the Company through a cash payment at a per share equal to the stated value, plus all accrued but unpaid dividends, at any time. On May 18, 2025, the Company shall redeem all of the shares of the Series H Preferred Stock. The redemption price represents the number of shares of the Preferred Stock (9,000,000), plus all accrued but unpaid dividends, multiplied by the Stated Value ($1). On May 18, 2022, the Company paid $14 towards the Series H Preferred Stock balance. As of July 1, 2023, the redemption price was $9,000.

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

NOTE 9 – LEASES

As of July 1, 2023 and December 31, 2022, we recorded a right of use (“ROU”) lease asset of approximately $8,717 with a corresponding lease liability of approximately $9,561 and ROU of approximately $9,281 with a corresponding lease liability of approximately $9,883, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

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

Quantitative information regarding the Company’s leases for period ended July 1, 2023 is as follows:

Lease Cost	Classification	July 1, 2023
Operating lease cost	SG&A Expenses	848
Other information
Weighted average remaining lease term (years)		-
Weighted average discount rate		0.00%

Future Lease Payments
2023		$968
2024		1,862
2025		1,720
2026		2,422
2027		758
Thereafter		4,341
		$12,072
Less: Imputed Interest		2,510
		$9,561

Leases - Current		$1,291
Leases - Non current		$8,270

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the ROU lease asset and associated lease liability that was appropriately stated in all material respects.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company issued the following shares of common stock during the quarter ended July 1, 2023:

	Number of Shares of	Fair Value	Fair Value at Issuance
	Common Stock	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	1,884,516	$4,999	$2.65	$2.65
Employees	177,305	531	$2.82	$2.82
Board and committee members	120,000	243	$1.05	$3.13
	2,181,821	$5,772

The Company issued the following shares of common stock during the quarter ended July 2, 2022:

	Number of Shares of	Fair Value	Fair Value at Issuance
	Common Stock	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Board and committee members	2,000	$19	$9.70	$9.70
Consultant	1,000	7	$7.40	$7.40
	3,000	$26

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

Series A Preferred Stock – Related Party

As of July 1, 2023 and July 2, 2022, the Company had $125 and $125 of dividends payable to the Series A Preferred Stockholder, respectively.

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of June 2023, the Company has issued a total of 297,305 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In the six months ended July 1, 2023 and July 2, 2022, the Company recorded compensation expense associated with these restricted shares of $941 and $41, respectively. The table below is a roll forward of unvested restricted shares issued to employees and board of directors.

	Restricted Shares	Weighted Average Price Per Share
Balance at January 1, 2022	5,976	$75.00
Granted	63,000	29.20
Vested/adjustments	(384)	29.00
Balance at December 31, 2022	68,592	50.00
Granted	297,305	2.50
Vested/adjustments	(177,401)	2.85
Balance at July 1, 2023	188,496	$3.72

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

In connection with the Third A&R Agreement, the Company (i) issued to Jackson five year warrants to purchase up to an aggregate of 24,332 shares of common stock at an exercise price of $3.06 per share, which expire on October 27, 2027, and (ii) amended certain warrants held by Jackson to purchase up to an aggregate of 15,093 shares of common stock such that the exercise price was reduced from $60.00 per share to $3.06 per share, and the expiration date of the warrant was extended from January 26, 2026 to October 27, 2027, which resulted in a fair value adjustment of $29. These warrants were recorded as additional debt discount which will be amortized over the term of the Jackson Notes using the effective interest method.

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

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2022	972,495	26.88
Issued	1,404,478	5.83
Exercised	—	—
Expired or cancelled	(673,285)	26.84
Outstanding at December 31, 2022	1,703,688	10.21
Issued	3,797,509	2.51
Exercised	(895,000)	—
Expired or cancelled	(876,654)	(5.85)
Outstanding at July 1, 2023	3,729,543	4.97

The following table summarizes warrants outstanding as of July 1, 2023:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise Price
$2.47 - $3,750.00	3,729,543	4.47	4.97

Stock Options

A summary of option activity during the six months ended July 1, 2023 is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 1, 2022	1,302	1,665.60
Granted	50,000	7.80
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2022	51,302	50.06
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at July 1, 2023	51,302	50.06

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

The Company recorded share-based payment expense of $221, $941, $7 and $16 for the three and six month periods ended July 1, 2023 and July 2, 2022, respectively.

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

Adjusted EBITDA of $500 x 2.5 multiple= $1,250 Contingent Payment

Adjusted EBITDA of $1,000 x 2.5 multiple= $2,500 Contingent Payment

Adjusted EBITDA of $1,800 x 2.5 multiple= $4,500 Contingent Payment

Adjusted EBITDA of $2,000 or more x 2.5 multiple= $5,000 Contingent Payment

The Company performed an analysis over the contingent payment and prepared a forecast to determine the likelihood of the Adjusted EBITDA payout. The adjusted EBITDA TTM forecast, as of July 2023, is above the $2,000 threshold amount, such that the $5,000 was recorded as consideration. The estimated value calculated in the forecast is preliminary and subject to change. A payment of $160 was made on May 18, 2022, the date of the Headway closing. In addition, $550 related to a retention bonus of certain Headway employees was recorded as other current liabilities. The balance at July 1, 2023 is $4,290.

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

NOTE 12 – SEGMENT INFORMATION

The Company generated revenue and gross profit by segment as follows:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Commercial Staffing - US	$24,145	$28,799	$47,392	$57,409
Professional Staffing - US	24,471	15,207	48,847	19,536
Professional Staffing - UK	13,462	15,047	28,944	32,001
Total Revenue	$62,078	$59,053	$125,183	$108,946

Commercial Staffing - US	$4,293	$5,444	$8,108	$10,163
Professional Staffing - US	2,733	2,367	6,428	3,571
Professional Staffing - UK	1,735	2,708	3,813	5,298
Total Gross Profit	$8,761	$10,519	$18,349	$19,032

Selling, general and administrative expenses	$(9,716)	$(10,465)	$(19,883)	$(19,373)
Depreciation and amortization	(755)	(698)	(1,628)	(1,353)
Interest expense and amortization of debt discount and deferred financing costs	(1,350)	(1,137)	(2,699)	(1,903)
Re-measurement loss on intercompany note	-	(566)	-	(1,009)
Other loss income, net	188	79	174	21
Loss Before Provision for Income Tax	$(2,872)	$(2,267)	$(5,687)	$(4,585)

The following table disaggregates revenues by segments:

	Quarter Ended July 1, 2023
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$39	$188	$606	$833
Temporary Revenue	24,106	24,283	12,856	61,245
Total Revenue	$24,145	$24,471	$13,462	$62,078

	Quarter Ended July 2, 2022
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$116	$269	$1,032	$1,417
Temporary Revenue	28,683	14,938	14,015	57,636
Total Revenue	$28,799	$15,207	$15,047	$59,053

	Six Months Ended July 1, 2023
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$170	$557	$1,416	$2,143
Temporary Revenue	47,222	48,290	27,528	123,040
Total	$47,392	$48,847	$28,944	$125,183

	Six Months Ended July 2, 2022
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$229	$649	$2,103	$2,981
Temporary Revenue	57,180	18,887	29,898	105,965
Total	$57,409	$19,536	$32,001	$108,946

As of April 1, 2023 and December 31, 2022, the Company has assets in the U.S. and the U.K. as follows:

	July 1, 2023	December 31, 2022
United States	$69,388	$70,970
United Kingdom	13,448	10,689
Total Assets	$82,836	$81,659

	July 1, 2023	December 31, 2022
United States	$19,891	$19,891
United Kingdom	—	—
Total Goodwill	$19,891	$19,891

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

NOTE 13 – RELATED PARTY TRANSACTIONS

In addition to the shares of Series A Preferred Stock and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Six Months Ended July 1, 2023
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$50	20,000	$40	$90
Jeff Grout	50	20,000	40	90
Nick Florio	50	20,000	40	90
Vincent Cebula	50	20,000	40	90
Alicia Barker	-	20,000	42	42
Brendan Flood	-	20,000	42	42
	$200	120,000	$243	$278

	Six Months Ended July 2, 2022
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$50	400	$4	$3
Jeff Grout	50	400	4	3
Nick Florio	50	400	4	3
Vincent Cebula	50	400	4	1
Alicia Barker	-	400	4	3
	$200	2,000	$20	$13

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash paid for:
Interest	$2,815	$1,862
Income taxes	—	—

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$3,357	$3,456
Redeemable Series H preferred stock, net	—	8,265
Debt discount	—	735
Earnout liability	—	5,000
Goodwill	—	5,974
Intangible assets	—	5,800

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

Quarterly Reports on Form 10-Q

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

On August 23, 2023, the Company received a notice from the Staff notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q for the period ended July 1, 2023, the Company no longer complies with the Rule for continued listing on Nasdaq. Pursuant to the July 5, 2023 notice described above, the Staff had granted the Company an exception until October 16, 2023 to file its delinquent Form 10-Q for the period ended April 1, 2023 (the “Initial Delinquent Filing”). As a result, any additional Staff exception to allow the Company to regain compliance with all delinquent filings, will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or October 16, 2023. On October 16, 2023, the Company filed the Q1 Form 10-Q and on October 18, 2023, the Staff notified the Company that it had regained compliance with the Listing Rule with respect to the Q1 Form 10-Q.

On October 18, 2023, the Company received a notice from the Staff notifying the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Rule as a result of its failure to file the Form 10-Q for the period ended July 1, 2023 in a timely manner (the “Staff Determination”). Unless the Company requests an appeal of the Staff Determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of the Company’s common stock will be suspended from Nasdaq at the opening of business on October 27, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq. The Company filed for an appeal regarding the removal of the Company’s securities from listing and registration on Nasdaq. This appeal is set for January 11, 2024. The Staff Determination has no immediate effect and will not immediately result in the suspension of trading or delisting of the Company’s shares of common stock.

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

Agreements with Jackson

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; our ability to regain and maintain compliance with the Nasdaq Capital Market’s (“Nasdaq”) listing standards; our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report on Form 10-Q, including the risk factors set forth under the heading “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, and under the same or similar headings in the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

We are incorporated in the state of Delaware. As a rapidly growing public company in the international staffing sector, our high-growth business model is based on finding and acquiring suitable, mature, profitable and operating U.S. and U.K. based staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology, engineering, administration (“Professional”) and light industrial (“Commercial”) disciplines.

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

For the Six Months Ended July 1, 2023 and July 2, 2022

	Six Months Ended	% of	Six Months Ended	% of
	July 1, 2023	Revenue	July 2, 2022	Revenue	Growth
Revenue	$125,183	100.0%	$108,946	100.0%	14.9%
Cost of revenue	106,834	85.3%	89,914	82.5%	18.8%
Gross profit	18,349	14.7%	19,032	17.5%	-3.6%
Operating expenses	21,309	17.4%	20,726	19.0%	2.8%
Loss from operations	(2,960)	-2.4%	(1,694)	-1.6%	74.7%
Other expenses	(2,727)	-2.2%	(2,891)	-2.7%	-5.7%
Provision for income taxes	(45)	0.0%	(3)	0.0%	1,400.0%
Net loss	$(5,732)	-4.6%	$(4,588)	-4.2%	24.9%

Revenue

For the six months ended July 1, 2023, revenue increased by 14.9% to $125,183 as compared with $108,899 in revenue for the six months ended July 2, 2022. Of that increase, $29,494 was attributable to the acquisition of Headway Workforce Solutions (“Headway” and such acquisition, the “Headway Acquisition”), which was completed in May of 2022. Organic revenue declined by $13,210 which consisted of a decline of $11,714 from operations offset by $1,496 of unfavorable foreign currency translation. The decline in revenue was more prevalent in Commercial Staffing as a result of a challenging U.S. operating environment fueled by high inflation and fear of recession, commercial orders have slowed from the prior year. The Headway Acquisition added $40,629 in temporary contractor revenue and $117 in permanent placement revenue. Within organic revenue, temporary contractor revenue declined by $12,282 and permanent placement revenue declined by $969.

Revenue for the six months ended July 1, 2023, was comprised of $123,040 of temporary contractor revenue and $2,144 of permanent placement revenue, compared with $105,944 and $2,995 of temporary contractor revenue and permanent placement revenue, respectively, for the six months ended July 2, 2022.

Cost of revenue, Gross profit and Gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the six months ended July 1, 2023, cost of revenue was $106,834, an increase of 18.8% from $89,914 for six months ended July 2, 2022, compared with revenue growth of 14.9%. The Headway Acquisition contributed $26,820 to the increase in cost of revenue, while organic cost of revenue declined $8,559, a decrease of 12.3%, compared with a 13.5% decline on organic cost of revenue, as a result of challenges in the U.S. Commercial staffing market resulting from rising inflation and recessionary concerns.

Gross profit for the six months ended July 1, 2023, was $18,349, a decrease of 3.6% from $19,026 for the six months ended July 2, 2022, representing gross margin of 14.7% and 17.5% for each period, respectively. Of the increase in gross profit, the Headway Acquisition added $2,675, representing gross margin of 9.8%. Organic gross profit declined by $3,353, representing gross margin of 17.5%.

Operating expenses

Total operating expenses for the six months ended July 1, 2023, were $21,309, an increase of 2.8% from $20,726 for the six months ended July 2, 2022. The increase in operating expenses was driven primarily by the Headway Acquisition with $2,841 in operating expenses for the six months ended July 1, 2023. Organic operating expenses declined by $214 for the six months ended July 1, 2023, as compared to the six months ended July 2, 2022.

Other expenses, net

Total other expenses, net for the six months ended July 1, 2023 were $2,727, a decrease of 5.7% from $2,891 for the six months ended July 2, 2022. The decrease was driven by an increase of $1,079 in interest expense resulting from the issuance of Series H Preferred shares relating to the Headway acquisition. Amortization of debt discount and deferred financing costs for the six months ended July 1, 2023 were $83 lower, In the prior year, we had a loss on re-measurement of an intercompany note of $1,009 as a result of unfavorable exchange rate changes. In addition, for the six months ended July 1, 2023, we had other loss of $171 compared with a $20 prior year other loss.

For the Three Months Ended July 1, 2023 and July 2, 2022

	Three Months Ended		Three Months Ended
	July 1, 2023	% of Revenue	July 2, 2022	% of Revenue	Growth
Revenue	$62,078	100.0%	$59,053	100.0%	5.1%
Cost of revenue	53,317	85.9%	48,534	82.2%	9.9%
Gross profit	8,761	14.1%	10,519	17.8%	-16.7%
Operating expenses	10,367	16.7%	11,162	18.9%	-7.1%
Loss from operations	(1,606)	-2.6%	(643)	-1.1%	149.8%
Other (expenses) income	(1,266)	-2.0%	(1,624)	-2.8%	-22.0%
Benefit for income taxes	(6)	0.0%	3	0.0%	-300.0%
Net loss	$(2,878)	-4.6%	$(2,264)	-3.8%	27.1%

Revenue

For the three months ended July 1, 2023, revenue increased by 5.1% to $62,078 as compared with $59,053 in revenue for the three months ended July 2, 2022. Of that increase, $9,330 was attributable to the Headway acquisition, which was completed in May of 2022. Organic revenue declined by $4,761, comprised of a $6,258 decline from operations, offset by $1,496 of unfavorable foreign currency translation. The decline in revenue was more prevalent in Commercial staffing as a result of a challenging U.S. operating environment fueled by high inflation and fear of recession, commercial orders have slowed from the prior year. The Headway acquisition added $20,080 in temporary contractor revenue and $84 in permanent placement revenue. Within organic revenue, temporary contractor revenue declined by $6,614 and permanent placement revenue declined by $338.

Revenue for the three months ended July 1, 2023, was comprised of $61,245 of temporary contractor revenue and $833 of permanent placement revenue, compared with $48,328 and $1,564 of temporary contractor revenue and permanent placement revenue, respectively, for the three months ended July 2, 2022.

Cost of revenue, Gross profit and Gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended July 1, 2023, cost of revenue was $53,317, an increase of 9.9% from $48,534 for three months ended July 2, 2022. The Headway Acquisition contributed $18,859 to the increase in cost of revenue, while organic cost of revenue declined $4,035, a decrease of 10.4%, compared with a 13.8% decline on organic cost of revenue, as a result of challenges in the U.S. Commercial staffing market resulting from rising inflation and recessionary concerns.

Gross profit for the three months ended July 1, 2023, was $8,761, a decrease of 16.7% from $10,519 for the three months ended July 2, 2022, representing gross margin of 14.1% and 17.8% for each period, respectively. Of the increase in gross profit, the Headway Acquisition added $471, representing gross margin of 8.8%. Organic gross profit declined by $2,025, representing gross margin of 14.1%.

Operating expenses

Total operating expenses for the three months ended July 1, 2023, were $10,367, a decrease of 7.1% from $11,162 for the three months ended July 2, 2022. The decrease in operating expenses was driven primarily by the Headway Acquisition with $1,949 in operating expenses for the three months ended July 1, 2023 offset by reductions in costs realized through integration efforts. Organic operating expenses declined by $2,305 for the three months ended July 1, 2023, as compared to the three months ended July 2, 2022

Other expenses, net

Total other expenses, net for the three months ended July 1, 2023 were $1,266, a decrease of 22.0% from $1,624 for the three months ended July 2, 2022. The decrease was driven by an increase of $400 in interest expense resulting from the issuance of Series H Preferred shares relating to the Headway acquisition. Amortization of debt discount and deferred financing costs for the three months ended July 1, 2023 were $104 compared with amortization of debt discount and deferred financing costs for the three months ended July 2, 2022, which were $186, a decrease of 82. In the prior year, we had a loss on re-measurement of an intercompany note of $566 as a result of unfavorable exchange rate changes. In addition, for the three months ended July 1, 2023, we had other loss of $188 compared with a net loss for the three months ended July 2, 2022 of 79.

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

We present the following non-GAAP financial measure and KPIs in this report:

Revenue and Gross Profit by Business Streams. We use this KPI to measure our mix of revenue and respective profitability between our two main lines of business due to their differing margins.

The following table details revenue and gross profit by sector:

	Three Months Ended				Six Months Ended
	July 1, 2023	Mix	July 2, 2022	Mix	July 1, 2023	Mix	July 2, 2022	Mix

Revenue
Commercial Staffing - US	$24,145	39%	$28,799	49%	$47,392	38%	$57,409	53%
Professional Staffing - US	24,471	39%	15,207	26%	48,847	39%	19,536	18%
Professional Staffing - UK	13,462	22%	15,047	25%	28,944	23%	32,001	29%
Total Service Revenue	$62,078		$59,053		$125,183		$108,946

Gross Profit
Commercial Staffing - US	$4,293	49%	$5,444	52%	$8,108	44%	$10,163	53%
Professional Staffing - US	2,733	31%	2,367	23%	6,428	35%	3,571	19%
Professional Staffing - UK	1,735	20%	2,708	26%	3,813	21%	5,298	28%
Total Gross Profit	$8,761		$10,519		$18,349		$19,032

Gross Margin
Commercial Staffing - US	17.8%		18.9%		17.1%		17.7%
Professional Staffing - US	11.2%		15.6%		13.2%		18.3%
Professional Staffing - UK	12.9%		18.0%		13.2%		16.6%
Total Gross Margin	14.1%		17.8%		14.7%		17.5%

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

	Three Months Ended		Six Months Ended		Trailing Twelve Months
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net loss	$(2,878)	$(2,264)	$(5,734)	$(4,588)	$(18,140)	$(2,590)

Interest expense	1,350	1,137	2,699	1,903	4,677	3,224
Expense (benefit) from income taxes	6	(3)	47	3	(178)	(324)
Depreciation and amortization	755	698	1,628	1,353	3,869	3,146
EBITDA	$(767)	$(432)	$(1,360)	$(1,329)	$(9,772)	$3,456

Acquisition, capital raising and other non-recurring expenses (1)	1,513	1,399	3,323	2,587	7,782	3,591
Other non-cash charges (2)	39	(16)	74	-	922	51
Impairment of Goodwill	-	-	-	-	10,000	3,104
Re-measurement gain on intercompany note	-	566	-	1,009	(1,009)	1,365
Other loss (income)	(182)	(79)	(166)	(21)	(871)	(9,387)
Adjusted EBITDA	$603	$1,438	$1,871	$2,246	$7,052	$2,180

Adjusted Gross Profit					$42,086	$35,866

Adjusted EBITDA as percentage of Adjusted Gross Profit					16.8%	6.1%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

Operating Leverage. This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in adjusted gross profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of our efficiency for converting incremental gross profit into Adjusted EBITDA.

	July 1, 2023	July 2, 2022

Gross Profit - TTM (Current Period)	$42,086	$35,866
Gross Profit - TTM (Prior Period)	35,866	32,793
Gross Profit – Growth (Decline)	$6,220	$3,073

Adjusted EBITDA - TTM (Current Period)	$7,052	$2,180
Adjusted EBITDA - TTM (Prior Period)	2,180	5,432
Adjusted EBITDA – Growth (Decline)	$4,872	$(3,252)

Leverage Ratio. Calculated as total debt, net, gross of any original issue discount, divided by pro forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	July 1, 2023		December 31, 2022

Total Term Debt, Net	$17,256		$18,514
Addback: Total Debt Discount and Deferred Financing Costs	760		(783)
Total Debt	$18,016		$17,731

TTM Adjusted EBITDA	$7,052		$2,180

Pro Forma TTM Adjusted EBITDA	$7,052		$2,180

Pro Forma Leverage Ratio	2.55	x	8.13	x

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

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time. On May 15, 2020, we entered into a three-year term loan with HSBC in the UK for £1,000. As of July 1, 2023, the balance for the HSBC loan is $0.

	Six Months Ended
	July 1, 2023	July 2, 2022

Net cash flow used in operating activities	$(8,258)	$(4,799)

Collection of UK factoring facility deferred purchase price	3,357	3,705

Repayments on accounts receivable financing	(661)	(2,351)

Net cash used in operating activities including proceeds from accounts receivable financing	$(5,589)	$(3,445)

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

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, and other rules implemented by the SEC. We expect all of these applicable rules and regulations could significantly increase our legal and financial compliance costs and increase the use of resources.

As of and for the six months ended July 1, 2023, we had a working capital deficiency of $20,276, accumulated deficit of $106,749, and a net loss of $5,734.

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

In addition, as of July 2023, we have numerous contractual lease obligations representing an aggregate of approximately $12,129 related to current lease agreements. We intend to fund the majority of these obligations through a combination of cash flow from operations, as well as capital raised through additional debt or equity.

The condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

Operating activities

For the six months ended July 1, 2023, net cash used in operating activities of $8,285 was primarily attributable to net loss of $5,734 and changes in operating assets and liabilities totaling $5,739 offset by non-cash adjustments of $3,188. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $6,285, increase in payables and accrued expense of $2,251, increase in prepaid expenses and other current assets of $369, increase in other assets of $976, increase in current liabilities of $131 and decrease in long term liabilities and other of $491. Total non-cash adjustments of $3,188 primarily includes depreciation and amortization of intangible assets of $1,426, stock-based compensation of $941, amortization of debt discounts and deferred financing of $202 and right of use assets depreciation of $598 and bad debt expense of $21.

For the six months ended July 2, 2022, net cash used in operating activities of $4,799 was primarily attributable to net loss of $4,588 and changes in operating assets and liabilities totaling $3,806, offset by non-cash adjustments of $3,595. Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $7,818, decrease in prepaid expenses and other current assets of $1,657, decrease in other assets of $2,770, increase in other current liabilities of $583, increase in other long term liabilities of $3,195 and an increase in accounts payable and accrued expense of $4,661. Total non-cash adjustments of $3,595 primarily include foreign currency re-measurement gain on intercompany loan of $1,009, depreciation and amortization of intangible assets of $1,352, stock-based compensation of $83, amortization of debt discounts and deferred financing of $282, right of use assets depreciation of $884 and bad debt expense of $83.

Investing activities

For the six months ended July 1, 2023, net cash provided by investing activities totaled $3,134, primarily due to $3,357 related to collection of UK factoring facility deferred purchase price offset by $223 purchase of property and equipment.

For the six months ended July 2, 2022, net cash flows provided by investing activities totaled $4,787 primarily due to the acquisition of Headway, net of cash acquired, totaling $1,395 and $3,705 related to collection of UK factoring facility deferred purchase price, partially offset by purchase of property and equipment of $313.

Financing activities

For the six months ended July 1, 2023, net cash provided by financing activities totaled $3,200, primarily due to repayments of $661 on accounts receivable financing, net, proceeds from the sale of common stock of $4,433, third party financing costs of $320 and repayment of term loan of $252.

For the six months ended July 2, 2022, net cash flows used in financing activities totaled $2,153 primarily due to repayments of $2,351 on accounts receivable financing, net, repayment of term loan of $244, payment of $160 towards the Headway earnout, payments of $14 towards the Redeemable Series H Preferred Stock, dividends of $127 for Series H Preferred Stock offset by proceeds from term loan of $67.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to the Annual Report on Form 10-K filed with the SEC on May 19, 2023 for the fiscal year ended December 31, 2022. There have been no changes to our critical accounting policies during the six months ended July 1, 2023.

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. This ASU replaces the probable, incurred loss model for those assets. On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022, for SEC filers that are smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company adopted this ASU on January 1, 2023. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the six months ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2022, our total gross debt was approximately $18,265 and as of April 1, 2023, our total gross debt was approximately $18,016. Our level of debt could have significant consequences to our stockholders, including the following:

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

On July 5, 2023, we received a notice from the Staff notifying us that we have been granted an exception to enable us to regain compliance with the Rule pursuant to the following terms: on or before October 16, 2023, we must file the Form 10-Q for the period ended April 1, 2023, as required by the Rule. In the event we do not satisfy the terms of the exception, the Staff will provide written notification to us that our common stock will be delisted. On October 16, 2023, we filed the Form 10-Q for the period ended April 1, 2023 and on October 18, 2023, the Staff notified us that we had regained compliance with the Listing Rule with respect to the Form 10-Q for the period ended April 1, 2023.

On August 23, 2023, we received a notice from the Staff notifying us that as we had not yet filed our Quarterly Report on Form 10-Q for the period ended July 1, 2023, we no longer comply with the Rule for continued listing on Nasdaq. Pursuant to the July 5, 2023 notice described above, the Staff granted us an exception until October 16, 2023 to file our then-delinquent Form 10-Q for the period ended April 1, 2023 (the “Initial Delinquent Filing”). As a result, any additional Staff exception to allow us to regain compliance with all delinquent filings, will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or October 16, 2023.

On October 18, 2023, we received a notice from the Staff notifying us that we are not in compliance with Nasdaq’s continued listing requirements under the Rule as a result of its failure to file the Form 10-Q for the period ended July 1, 2023 in a timely manner (the “Staff Determination”). Unless we request an appeal of the Staff Determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of our common stock will be suspended from Nasdaq at the opening of business on October 27, 2023, and a Form 25-NSE will be filed with the SEC, which will remove our securities from listing and registration on Nasdaq. The Company filed for an appeal regarding the removal of the Company’s securities from listing and registration on Nasdaq. This appeal is set for January 11, 2024.

Additionally, on July 17, 2023, we received a letter from the Staff indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between June 1, 2023, through July 14, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until January 15, 2024 (the “Compliance Period”), in which to regain compliance pursuant to the Minimum Bid Price Requirement. In order to regain compliance with the Minimum Bid Price Requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Staffing 360 Solutions Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).
4.1	Form of New Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).
4.2	Rights Agreement, dated as of October 1, 2023, between Staffing 360 Solutions, Inc. and Securities Transfer Corporation, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.1	Amendment No. 1 to the Third Amended and Restated Note Purchase Agreement, dated June 30, 2023 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
10.2***	Letter Agreement, dated July 31, 2023, by and among the Company, Chapel Hill Partners, L.P. and Jean-Pierre Sakey (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.3	First Omnibus Amendment and Reaffirmation Agreement, dated August 30, 2023, by and between Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.4	12% Senior Secured Promissory Note issued on August 30, 2023 to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.5	Amendment No. 28 to the Credit and Security Agreement and Limited Waiver, dated August 30, 2023, by and between Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.6	Sixth Amendment to Intercreditor Agreement, dated August 30, 2023, by and among Staffing 360 Solutions, Inc., Jackson Investment Group, LLC and MidCap Funding X Trust (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.7	Form of Inducement Letter (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
***	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: November 13, 2023	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Joe Yelenic
Joe Yelenic Senior Vice President, Corporate Finance (Principal Financial Officer)

