Form 10-Q
period 2023-09-30
Staffing 360 Solutions, Inc.
filed 2024-01-09
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of January 8, 2024, 7,812,100 shares of common stock, $0.00001 par value, were outstanding.

Form 10-Q Quarterly Report

INDEX

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30September 30, 2023 and October 1, 2022	4
	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 30September 30, 2023 and October 1October 1, 2022	5
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) for the three and nine months ended September 30, 2023 and October 1, 2022	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and October 1, 2022	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	40

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	41
Item 1A	Risk Factors	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3	Defaults Upon Senior Securities	46
Item 4	Mine Safety Disclosures	46
Item 5	Other Information	46
Item 6	Exhibits	46

Signatures		47

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, per share and par values)

	As of	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$681	$1,992
Accounts receivable, net	25,222	23,628
Prepaid expenses and other current assets	1,774	1,762
Total Current Assets	27,677	27,382

Property and equipment, net	1,296	1,230
Goodwill	19,891	19,891
Intangible assets, net	15,404	17,385
Other assets	8,018	6,701
Right of use asset	8,269	9,070
Total Assets	$80,555	$81,659
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$19,146	$16,526
Accrued expenses - related party	227	218
Current portion of debt	-	249
Accounts receivable financing	15,937	18,268
Leases - current liabilities	1,297	1,188
Earnout liabilities	7,489	8,344
Other current liabilities	2,610	2,639
Total Current Liabilities	46,706	47,432

Long-term debt	9,740	8,661
Redeemable Series H preferred stock, net	7,520	8,393
Leases - non current	7,807	8,640
Other long-term liabilities	248	180
Total Liabilities	72,021	73,306

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Series J Preferred Stock, 40,000 designated, $0.00001 par value, 0 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively
Common stock, $0.00001 par value, 200,000,000 shares authorized; 4,811,020 and 2,629,199 shares issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid in capital	120,896	111,586
Accumulated other comprehensive loss	(1,359)	(2,219)
Accumulated deficit	(111,004)	(101,015)
Total Stockholders’ Equity	8,534	8,353
Total Liabilities and Stockholders’ Equity	$80,555	$81,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share, per share and per share values)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue	$63,467	$66,120	$188,650	$175,066

Cost of Revenue, excluding depreciation and amortization stated below	54,095	53,795	160,929	143,709

Gross Profit	9,372	12,325	27,721	31,357

Operating Expenses:
Selling, general and administrative expenses	10,837	11,043	30,720	30,416
Depreciation and amortization	882	787	2,308	2,140
Total Operating Expenses	11,719	11,829	33,028	32,556

Loss From Operations	(2,347)	496	(5,307)	(1,199)

Other Expenses:
Interest expense	(1,530)	(891)	(4,229)	(2,512)
Amortization of debt discount and deferred financing costs	(120)	(236)	(322)	(518)
Re-measurement loss on intercompany note	—	1,009	—	—
Other gain/(loss), net	(237)	717	(63)	738
Total Other Expenses, net	(1,887)	599	(4,615)	(2,292)

Income (Loss) Before Benefit from Income Tax	(4,234)	1,094	(9,922)	(3,491)

Provision from Income taxes	(21)	(62)	(67)	(65)

Net Income (Loss)	(4,255)	1,032	(9,989)	(3,556)

Net Income (Loss) - Basic and Diluted	$(0.98)	$0.43	$(2.63)	$(1.80)

Weighted Average Shares Outstanding – Basic and Diluted	4,349,587	2,401,961	3,800,371	1,980,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	QUARTERS ENDED		NINE MONTHS ENDED
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net Income (Loss)	$(4,255)	$1,032	$(9,989)	$(3,556)

Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	721	(2,729)	860	(3,247)
Comprehensive Loss Attributable to the Company	$(3,534)	$(1,697)	$(9,129)	$(6,803)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Common Stock		capital	loss	Deficit	Equity
Balance, July 2, 2022	1,775,341	$1	$107,266	$(356)	$(88,609)	$18,302
Shares issued to/for:
Employees, directors and consultants	—	—	242	—	—	242
Sale of common stock and Warrants	657,858	—	3,460	—	—	3,460
Foreign currency translation loss	—	—	—	(2,729)	—	(2,729)
Net income	—	—	—	—	1,032	1,032
Balance, October 1, 2022	2,433,199	$1	$110,968	$(3,085)	$(87,577)	$20,307

	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Common Stock		capital	income (loss)	Deficit	Equity
Balance, January 1, 2022	1,772,341	$1	$107,183	$162	$(84,021)	23,324
Shares issued to/for:
Employees, directors and consultants	3,000	—	326	—	—	326
Sale of common stock and warrants	657,858	—	3,460	—	—	3,460
Foreign currency translation loss	—	—	—	(3,247)	—	(3,247)
Net loss	—	—	—	—	(3,556)	(3,556)
Balance, October 1, 2022	2,433,199	$1	$110,968	$(3,085)	$(87,577)	$20,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total (Deficit)
	Common Stock		capital	income (loss)	Deficit	Equity
Balance, July 1, 2023	4,811,020	1	116,639	(2,080)	(106,749)	7,811
Shares issued to/for:						-
Employees, directors and consultants	40,000		227			227
Warrants Exercised	550,000		2,002			2,002
Shares issued in connection with debt - related party	200,000		128			128
Modification of Series H			1,900			1,900
Warrants modification			1,636			1,636
Equity issuance cost			(1,636)			(1,636)
Foreign currency translation gain				721		721
Net loss	—	—	—	—	(4,255)	(4,255)
Balance, September 30, 2023	5,601,020	$1	$120,896	$(1,359)	$(111,004)	8,534

	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Common Stock		capital	Income (loss)	Deficit	Equity
Balance, January 1, 2023	2,629,199	1	111,586	(2,219)	(101,015)	8,353
Shares issued to/for:
Employees, directors and consultants	337,305	—	1,167	—	—	1,167
Sale of common stock and warrants	1,884,516	—	4,113	—	—	4,113
Warrants Exercised	550,000		2,002			2,002
Shares issued in connection with debt - related party	200,000		128			128
Modification of Series H			1,900			1,900
Warrants modification			1,636			1,636
Equity issuance cost			(1,636)			(1,636)
Foreign currency translation gain	—	—	—	860	—	860
Net loss	—	—	—	—	(9,989)	(9,989)
Balance, September 30, 2023	5,601,020	$1	$120,896	(1,359)	$(111,004)	8,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	For the Nine Months Ended,
	September 30, 2023	October 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,989)	$(3,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,308	2,140
Amortization of debt discount and deferred financing costs	322	518
Bad debt expense	21	(302)
Right of use assets depreciation	973	1,066
Stock based compensation	1,167	325
Changes in operating assets and liabilities:
Accounts receivable	(6,611)	(6,114)
Prepaid expenses and other current assets	(12)	(1,854)
Other assets	(2,167)	(944)
Accounts payable and accrued expenses	2,462	(1,083)
Accounts payable, related party	0	125
Other current liabilities	79	357
Other long-term liabilities and other	721	1,041
NET CASH USED IN OPERATING ACTIVITIES	(10,726)	(8,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(328)	(719)
Acquisition of business, net of cash acquired	—	1,395
Collection of UK factoring facility deferred purchase price	5,046	5,282
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,718	5,958

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	(653)	(554)
Proceeds from term loan - Related party	2,000	67
Repayment of term loan	(1,156)	(379)
Repayments on accounts receivable financing, net	(2,239)	(3,345)
Warrant Inducement, net	2,292	(160)
Proceeds from sale of common stock	4,433	4,013
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,677	(358)

NET DECREASE IN CASH	(1,331)	(2,681)

Effect of exchange rates on cash	19	(123)

Cash - Beginning of period	1,992	4,558

Cash - End of period	$681	$1,754

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

Liquidity

The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the nine months ended September 30, 2023, the Company has an accumulated deficit of $111,004 and a working capital deficit of $19,884. At September 30, 2023, we had total gross debt of $19,116. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the nine months ended September 30, 2023 and October 1, 2022 include the valuation of intangible assets, including goodwill, liabilities associated with testing long-lived assets for impairment and valuation reserves against deferred tax assets.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue for the three and nine months ended September 30, 2023 was comprised of $62,661 and $185,887 of temporary contractor revenue and $806 and $2,763 of permanent placement revenue, respectively compared with $64,734 and $170,699 of temporary contractor revenue and $1,386 and $4,367 permanent placement revenue, respectively for the three and nine months ended October 1, 2022. Refer to Note 12 – Segment Information for further details on breakdown by segments.

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

The effective income tax rate was (0.53)%, (0.67)%, 5.43% and (1.872)% for the three and nine months ending September 30, 2023 and October 1, 2022, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which reduces the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit. The Company may have experienced an IRC Section 382 limitation during 2021, for which it is in process of conducting an analysis to determine the tax consequences of such a limitation.

Foreign Currency

The Company recorded a non-cash foreign currency remeasurement loss of $0, $(566), $0 and $(32) for the three and nine months ended September 30, 2023 and October 1, 2022, respectively, associated with its U.S dollar denominated intercompany note.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares of common stock issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method). Such securities, shown below, presented on a common stock equivalent basis and outstanding as of September 30, 2023 and October 1, 2022 have not been included in the diluted earnings per share computations, as their inclusion would be anti-dilutive due to the Company’s net loss as of September 30, 2023 and October 1, 2022:

	September 30, 2023	October 1, 2022
Warrants	6,697,801	972,495
Restricted shares – unvested	228,304	6,784
Options	51,302	51,302
Total	6,977,407	1,030,581

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

In connection with Amendment No. 28, the Company shall pay to MidCap (i) a modification fee of $68 and (ii) $32 in overdue interest amount, which such fees shall be due and payable on or before October 31, 2023

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

The balance of the MidCap facility as of September 30, 2023 and December 31, 2022 was $17,516 and $18,176, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

HSBC Invoice Finance (UK) Ltd

On February 8, 2018, CBS Butler Holdings Limited (“CBSbutler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500.) The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000. As of September 30, 2023, the balance for the HSBC loan is $0.

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

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. For the nine months ended September 30, 2023, and October 1, 2022, the collection of UK factoring facility deferred purchase price totaled $4,946 and $4,683, respectively.

NOTE 5 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	September 30, 2023
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$10,779	$2,469	$26,229	$39,478
Accumulated amortization	(6,235)	(2,469)	(15,370)	(24,074)
Intangible assets, net	$4,544	$-	$10,859	$15,404

	December 31, 2022
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$10,759	$2,467	$26,170	$39,397
Accumulated amortization	(5,609)	(2,467)	(13,936)	(22,012)
Intangible assets, net	$5,151	$-	$12,234	$17,385

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

As of September 30, 2023, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal quarter ended September	Amount
2023	$660
2024	2,640
2025	2,571
2026	2,428
2027	2,428
Thereafter	4,677
Total	$15,404

Amortization of intangible assets for the three and nine months ended September 30, 2023 and October 1, 2022 was $659, $2,037, $582 and $1,166, respectively. The weighted average useful life remaining of intangible assets remaining is 7.8 years.

NOTE 6 – GOODWILL

The following table provides a roll forward of goodwill:

	September 30, 2023	December 31, 2022
Beginning balance, gross	$37,541	$31,478
Acquisition	-	7,808
Accumulated disposition	(1,577)	(1,577)
Accumulated impairment losses	(16,073)	(16,073)
Currency translation adjustment	-	(1,745)
Ending balance, net	$19,891	$19,891

Goodwill by reportable segment is as follows:

	September 30, 2023	December 31, 2022
Professional Staffing - US	$14,031	$14,031
Commercial Staffing - US	5,860	5,860
Professional Staffing - UK	-	-
Ending balance, net	$19,891	$19,891

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

The following table summarizes the allocation of the purchase price of the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$10,833
Fixed assets	150
Other non-current assets	4,914
Intangible assets	6,800
Goodwill	6,809
Current liabilities	(14,965)
Other non-current liabilities	(1,812)
Consideration	$12,729

In connection with the acquisition of Headway, the Company recorded $6,800 in intangible assets, based on its preliminary internal calculations.

NOTE 8 – DEBT

	September 30, 2023	December 31, 2022
Jackson Investment Group - related party	$10,116	$9,016
Redeemable Series H Preferred Stock	9,000	9,000
HSBC Term Loan	-	249
Total Debt, Gross	19,116	18,265
Less: Debt Discount and Deferred Financing Costs, Net	(1,769)	(962)
Total Debt, Net	17,347	17,304
Less: Non-Current Portion - Related Party	(9,740)	(8,661)
Less: Non-Current Portion	(7,607)	(8,393)
Total Current Debt, Net	$-	$249

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

On June 30, 2023, the Company and Jackson entered into an amendment (“Amendment No. 1”) to the 2022 Jackson Note to amend the interest payment dates of September 30, 2023, August 1, 2023, and September 1, 2023 to October 1, 2023, November 1, 2023 and December 1, 2023, respectively.

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

HSBC Loan

On February 8, 2018, CBS Butler, Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, “Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force”), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC were amended such that no capital repayments would be required between April 2020 to September 2020, and only interest payments would be made during such time. Since such time, capital repayments have resumed. On May 15, 2020, the Company entered into a three-year term loan with HSBC in the UK for £1,000. As of September 30, 2023, the balance for the HSBC loan is $0.

Redeemable Series H Preferred Stock

On May 18, 2022, the Company entered into the Headway Purchase Agreement with Headway. Consideration for the purchase of 100% of Headway was the issuance of an aggregate of 9,000,000 shares of Series H Convertible Preferred Stock (“the “Series H Preferred Stock”). Each share of Series H Preferred Stock shall have a par value of $0.00001 per share and a stated value equal to $1.00 and is convertible at any time into an aggregate of 350,000 shares of common stock. This is determined by dividing the stated value of such share of Preferred Stock by the conversion price. The conversion price equals $25.714. Holders of Series H Preferred Stock are entitled to quarterly cash dividends at a per annum rate of 12%. The shares of the Series H Preferred Stock may be redeemed by the Company through a cash payment at a per share equal to the stated value, plus all accrued but unpaid dividends, at any time. On May 18, 2025, the Company shall redeem all of the shares of the Series H Preferred Stock. The redemption price represents the number of shares of the Preferred Stock (9,000,000), plus all accrued but unpaid dividends, multiplied by the Stated Value ($1). On May 18, 2022, the Company paid $14 towards the Series H Preferred Stock balance. As of September 30, 2023, the redemption price was $9,000.

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

Pursuant to the agreement, if on or prior to September 30, 2023, the Company does not redeem the Series H Preferred Stock and remit the Contingent Payment (as defined in the Headway Purchase Agreement), then the Company shall make the Contingent Payment in the amount of $5,000,000, as set forth in the Purchase Agreement, in five equal installments of $1,000,000 each, less $134,000 per installment to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey (the “Contingent Payment Installments”), with such Contingent Payment Installments to be made on or before December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 (each such date, a “Contingent Installment Payment Date”). On each Contingent Installment Payment Date, the Company shall additionally redeem 100,000 shares of Series H Preferred Stock at a price per share equal to $0.0000001 per share. The contingent payment due on December 31, 2023 was not paid.

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

NOTE 9 – LEASES

As of September 30, 2023 and December 31, 2022, we recorded a right of use (“ROU”) lease asset of approximately $8,717 with a corresponding lease liability of approximately $9,561 and ROU of approximately $9,281 with a corresponding lease liability of approximately $9,883, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

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

Quantitative information regarding the Company’s leases for period ended September 30, 2023 is as follows:

Lease Cost	Classification	September 30, 2023
Operating lease cost	SG&A Expenses	1,301
Other information
Weighted average remaining lease term (years)		-
Weighted average discount rate		0.00%

Future Lease Payments
2023		$485
2024		1,843
2025		1,688
2026		1,594
2027		1,607
Thereafter		4,188
		$11,404
Less: Imputed Interest		2,300
		$9,104

Leases - Current		$1,297
Leases - Non current		$7,807

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the ROU lease asset and associated lease liability that was appropriately stated in all material respects.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company issued the following shares of common stock during the quarter ended September 30, 2023:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	1,884,516	$4,999	$2.65	$2.65
Employees	177,305	531	$2.82	$2.82
Board and committee members	160,000	243	$1.05	$3.13
Warrants exercised per inducement letter	550,000	2,002	$0.83	$0.83
	2,771,821	$7,774

The Company issued the following shares of common stock during the quarter ended October 1, 2022:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	657,858	4,013	$6.10	$6.10
Board and committee members	2,000	$17	$7.40	$9.65
Consultant	1,000	7	$7.40	$7.40
	660,858	$4,037

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

Series A Preferred Stock – Related Party

As of September 30, 2023 and October 1, 2022, the Company had $0 and $125 of dividends payable to the Series A Preferred Stockholder, respectively.

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of September 2023, the Company has issued a total of 337,305 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In the nine months ended September 30, 2023 and October 1, 2022, the Company recorded compensation expense associated with these restricted shares of $941 and $41, respectively. The table below is a roll forward of unvested restricted shares issued to employees and board of directors.

		Weighted
		Average
	Restricted Shares	Price Per Share
Balance at January 1, 2022	5,976	$75.00
Granted	63,000	29.20
Vested/adjustments	(384)	29.00
Balance at December 31, 2022	68,592	50.00
Granted	337,305	2.50
Vested/adjustments	(177,593)	2.85
Balance at September 30, 2023	228,304	$3.72

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

The closing of the transactions contemplated pursuant to the Inducement Letter occurred on September 6, 2023 (the “Closing Date”). The Company received aggregate gross proceeds of approximately $2,300 from the exercise of the Existing Warrants by the Holder (the “Exercise”), before deducting placement agent fees and other offering expenses payable by the Company. The Company used 50% of the net proceeds from the Exercise to repay a portion of its outstanding obligations under the Jackson Notes and 50% of the net proceeds from the Exercise to repay a portion of its outstanding obligations pursuant to the Credit and Security Agreement with MidCap.

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

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2022	972,495	26.88
Issued	1,404,478	5.83
Exercised	—	—
Expired or cancelled	(673,285)	26.84
Outstanding at December 31, 2022	1,703,688	10.21
Issued	8,631,937	2.06
Exercised	(2,761,170)	0.83
Expired or cancelled	(876,654)	(1.41)
Outstanding at September 30, 2023	6,697,801	3.48

The following table summarizes warrants outstanding as of September 30, 2023:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$2.47 - $3,750.00	6,697,801	4.86	3.48

Stock Options

A summary of option activity during the nine months ended September 30, 2023 is presented below:

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

The Company recorded share-based payment expense of $227, $1,167, $7 and $16 for the three and nine month periods ended September 30, 2023 and October 1, 2022, respectively.

Limited Duration Stockholder Rights Agreement

On September 27, 2023, the board of directors (the “Board”) of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock and .3889 Rights for each outstanding share of Series H Preferred Stock (collectively with the common stock, the “Voting Stock”). The dividend is was paid on October 21, 2023 to the stockholders of record at the close of business on October 21, 2023 (the “Record Date”). Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, of the Company (the “Preferred Stock”) at a price of $2.75 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of October 1, 2023, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Securities Transfer Corporation, as Rights Agent.

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

Adjusted EBITDA of $500 x 2.5 multiple= $1,250 Contingent Payment

Adjusted EBITDA of $1,000 x 2.5 multiple= $2,500 Contingent Payment

Adjusted EBITDA of $1,800 x 2.5 multiple= $4,500 Contingent Payment

Adjusted EBITDA of $2,000 or more x 2.5 multiple= $5,000 Contingent Payment

The Company performed an analysis over the contingent payment and prepared a forecast to determine the likelihood of the Adjusted EBITDA payout. The adjusted EBITDA TTM forecast, as of July 2023, is above the $2,000 threshold amount, such that the $5,000 was recorded as consideration. The estimated value calculated in the forecast is preliminary and subject to change. A payment of $160 was made on May 18, 2022, the date of the Headway closing. In addition, $550 related to a retention bonus of certain Headway employees was recorded as other current liabilities. The balance at September 30, 2023 is $4,290.

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

NOTE 12 – SEGMENT INFORMATION

The Company generated revenue and gross profit by segment as follows:

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Commercial Staffing - US	$23,714	$25,940	$71,106	$83,350
Professional Staffing - US	25,824	25,756	$74,671	45,292
Professional Staffing - UK	13,929	14,424	$42,873	46,424
Total Revenue	$63,467	$66,120	$188,650	$175,066

Commercial Staffing - US	$5,186	$5,034	$13,294	$15,197
Professional Staffing - US	2,454	4,715	8,882	8,286
Professional Staffing - UK	1,732	2,576	5,545	7,874
Total Gross Profit	$9,372	$12,325	$27,721	$31,357

Selling, general and administrative expenses	$(10,837)	$(11,043)	$(30,720)	$(30,416)
Depreciation and amortization	(1,001)	(787)	(2,630)	(2,140)
Interest expense and amortization of debt discount and deferred financing costs	(1,530)	(1,127)	(4,229)	(3,030)
Re-measurement loss on intercompany note	-	1,009	-	-
Other loss income, net	(237)	717	(63)	738
Loss Before Provision for Income Tax	$(4,235)	$1,094	$(9,922)	$(3,491)

The following table disaggregates revenues by segments:

	Quarter Ended September 30, 2023
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$24	$162	$620	$806
Temporary Revenue	$23,690	$25,662	$13,309	$62,661
Total Revenue	$23,714	$25,824	$13,929	$63,467

	Quarter Ended October 1, 2022
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$128	$245	$1,013	$1,386
Temporary Revenue	25,812	25,511	13,411	64,734
Total Revenue	$25,940	$25,756	$14,424	$66,120

	Nine Months Ended September 30, 2023
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$194	$719	$1,850	$2,763
Temporary Revenue	70,912	73,952	41,023	185,887
Total	$71,106	$74,671	$42,873	$188,650

	Nine Months Ended October 1, 2022
	Commercial Staffing - US	Professional Staffing - US	Professional Staffing - UK	Total
Permanent Revenue	$357	$894	$3,116	$4,367
Temporary Revenue	82,993	44,398	43,308	170,699
Total	$83,350	$45,292	$46,424	$175,066

As of April 1, 2023 and December 31, 2022, the Company has assets in the U.S. and the U.K. as follows:

Total Assets	September 30, 2023	December 31, 2022
United States	$69,073	$70,970
United Kingdom	11,482	10,689
Total Assets	$80,555	$81,659

Goodwill	September 30, 2023	December 31, 2022
United States	$19,891	$19,891
United Kingdom	-	-
Total Goodwill	$19,891	$19,891

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share, par values and stated value per share)

(UNAUDITED)

NOTE 13 – RELATED PARTY TRANSACTIONS

In addition to the shares of Series A Preferred Stock and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Nine Months Ended September 30, 2023
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	30,000	$48	$123
Jeff Grout	50	20,000	40	90
Nick Florio	50	20,000	40	115
Vincent Cebula	58	30,000	48	106
Alicia Barker	-	30,000	50	50
Brendan Flood	-	30,000	50	50
	$233	160,000	$276	$278

	Nine Months Ended October 1, 2022
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	400	$4	$79
Jeff Grout	75	400	4	79
Nick Florio	75	400	4	79
Vincent Cebula	75	400	4	79
Alicia Barker	-	400	4	4
	$300	2,000	$20	$320

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash paid for:
Interest	$3,805	$2,849
Income taxes	—	150

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	4,946	3,456
Modification of Series H	1,900	—
Redeemable Series H preferred stock, net	—	8,265
Debt discount	—	735
Earnout liability	—	4,450
Goodwill	—	5,974
Intangible assets	—	5,800
Warrant modification	—	837

NOTE 15 – SUBSEQUENT EVENTS

Restricted Shares

On November 14, 2023, the Board approved an amendment to the 2021 Plan, subject to stockholder approval, to increase the number of shares of common stock available for issuance pursuant to awards under the 2021 by an additional 1,560,000, to a total of 2,060,000. This was approved by the stockholders on December 27, 2023.

Increase in Common Stock

Our Board has approved, subject to stockholder approval, an amendment to our Charter to increase the number of authorized shares of common stock, par value $0.00001, from 200,000,000 to 250,000,000 and to make a corresponding change to the number of authorized shares of capital stock. The form of the proposed Certificate of Amendment effecting the amendment is attached to this Proxy Statement as Annex C (the “Common Stock Increase Amendment”).

We currently have a total of 220,000,000 shares of capital stock authorized under our Charter, consisting of 200,000,000 shares of Common Stock and 20,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”). If the Common Stock Increase Proposal is approved by our stockholders, our Board will be authorized, in its discretion, to file the Common Stock Increase Amendment with the office of the Delaware Secretary of State, which would have the effect of increasing the number of authorized shares of Common Stock from 200,000,000 to 250,000,000 and increase the number of authorized shares of all classes of stock from 220,000,000 to 270,000,000. The number of shares of authorized Preferred Stock would remain unchanged. This was approved by the stockholders on December 27, 2023.

Professional Staffing – UK

On January 6,2024 Staffing 360 Solutions Limited, a UK Subsidiary, filed a Notice of Intent with the High Court of Justice in the UK, stating the company’s intention to appoint administrators in an attempt to save the business from liquidation. The moratorium period is ten business days initially while the company reviews its options.

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

On August 23, 2023, the Company received a notice from the Staff notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q for the period ended September 30, 2023, the Company no longer complies with the Rule for continued listing on Nasdaq. Pursuant to the July 5, 2023 notice described above, the Staff had granted the Company an exception until October 16, 2023 to file its delinquent Form 10-Q for the period ended April 1, 2023 (the “Initial Delinquent Filing”). As a result, any additional Staff exception to allow the Company to regain compliance with all delinquent filings, will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or October 16, 2023. On October 16, 2023, the Company filed the Q1 Form 10-Q and on October 18, 2023, the Staff notified the Company that it had regained compliance with the Listing Rule with respect to the Q1 Form 10-Q.

On November 6, 2023, the Company received a notice from the Staff notifying the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Rule as a result of its failure to file the Form 10-Q for the period ended September 30, 2023 in a timely manner (the “Staff Determination”). Unless the Company requests an appeal of the Staff Determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of the Company’s common stock will be suspended from Nasdaq at the opening of business on October 27, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq. The Company filed for an appeal regarding the removal of the Company’s securities from listing and registration on Nasdaq. This appeal is set for January 11, 2024. The Staff Determination has no immediate effect and will not immediately result in the suspension of trading or delisting of the Company’s shares of common stock.

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

For the Nine Months Ended September 30, 2023 and October 1, 2022

	Nine Months Ended	% of	Nine Months Ended	% of
	September 30, 2023	Revenue	October 1, 2022	Revenue	Growth
Revenue	$188,650	100.0%	$175,066	100.0%	7.8%
Cost of revenue	160,929	85.3%	143,709	82.1%	12.0%
Gross profit	27,721	14.7%	31,357	17.9%	-11.6%
Operating expenses	33,028	17.5%	32,556	18.6%	1.4%
Loss from operations	(5,307)	-2.8%	(1,199)	-0.7%	342.6%
Other expenses	(4,615)	-2.4%	(2,292)	-1.3%	101.3%
Provision for income taxes	(67)	0.0%	(65)	0.0%	3.1%
Net loss	$(9,989)	-5.3%	$(3,556)	-2.0%	180.9%

Revenue

For the nine months ended September 30, 2023, revenue increased by 7.8% to $188,650 as compared with $175,066 in revenue for the nine months ended October 1, 2022. Of that increase, $29,952 was attributable to the acquisition of Headway Workforce Solutions (“Headway” and such acquisition, the “Headway Acquisition”), which was completed in May of 2022. Organic revenue declined by $16,368 which consisted of a decline of $18,131 from operations offset by $1,763 of unfavorable foreign currency translation. The decline in revenue was more prevalent in Commercial Staffing as a result of a challenging U.S. operating environment fueled by high inflation and fear of recession, commercial orders have slowed from the prior year. The Headway Acquisition added $62,873 in temporary contractor revenue and $152 in permanent placement revenue. Within organic revenue, temporary contractor revenue declined by $14,605 and permanent placement revenue declined by $1,763.

Revenue for the nine months ended September 30, 2023, was comprised of $185,886 of temporary contractor revenue and $2,763 of permanent placement revenue, compared with $170,962 and $4,374 of temporary contractor revenue and permanent placement revenue, respectively, for the nine months ended October 1, 2022.

Cost of revenue, Gross profit and Gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the nine months ended September 30, 2023, cost of revenue was $160,929, an increase of 12.0% from $143,709 for nine months ended October 1, 2022, compared with revenue growth of 7.8%. The Headway Acquisition contributed $28,956 to the increase in cost of revenue, while organic cost of revenue declined $11,748, a decrease of 10.2%, compared with a 11.6% decline on organic cost of revenue, as a result of challenges in the U.S. Commercial staffing market resulting from rising inflation and recessionary concerns.

Gross profit for the nine months ended September 30, 2023, was $27,721, a decrease of 11.6% from $31,357 for the nine months ended October 1, 2022, representing gross margin of 14.7% and 17.5% for each period, respectively. Of the increase in gross profit, the Headway Acquisition added $995, representing gross margin of 9.6%. Organic gross profit declined by $4,620, representing gross margin of 17.6%.

Operating expenses

Total operating expenses for the nine months ended September 30, 2023, were $33,028, an increase of 1.4% from $31,357 for the nine months ended October 1, 2022. The increase in operating expenses was driven primarily by the Headway Acquisition with $4,605 in operating expenses for the nine months ended September 30, 2023. Organic operating expenses declined by $1,041 for the nine months ended September 30, 2023, as compared to the nine months ended October 1, 2022.

Other expenses, net

Total other expenses, net for the nine months ended September 30, 2023 were $4,614, an increase of 101.07% from $2,292 for the nine months ended October 1, 2022. The decrease was driven by an increase of $1,079 in interest expense resulting from the issuance of Series H Preferred shares relating to the Headway acquisition. Amortization of debt discount and deferred financing costs for the nine months ended September 30, 2023 were $83 lower, In the prior year, we had a loss on re-measurement of an intercompany note of $1,009 as a result of unfavorable exchange rate changes. In addition, for the nine months ended September 30, 2023, we had other loss of $171 compared with a $20 prior year other loss.

For the Three Months Ended September 30, 2023 and October 1, 2022

	Three Months Ended	% of	Three Months Ended	% of
	September 30, 2023	Revenue	October 1, 2022	Revenue	Growth
Revenue	$63,467	100.0%	$66,120	100.0%	-4.0%
Cost of revenue	54,095	85.2%	53,795	81.4%	0.6%
Gross profit	9,372	14.8%	12,325	18.6%	-24.0%
Operating expenses	11,719	18.5%	11,829	17.9%	-0.9%
Loss from operations	(2,347)	-2.5%	496	0.8%	-423.8%
Other (expenses) income	(1,887)	-3.0%	599	0.9%	-415.0%
Benefit for income taxes	(22)	0.0%	(62)	-0.1%	-64.5%
Net (loss) income	$(4,234)	-5.5%	$1,033	1.6%	-440.3%

Revenue

For the three months ended September 30, 2023, revenue decreased by 4.0% to $63,467 as compared with $66,120 in revenue for the three months ended October 1, 2022. The year over year comparisons include Headway for the entire quarter in both periods.. The decline in revenue was more prevalent in Commercial staffing as a result of a challenging U.S. operating environment fueled by high inflation and fear of recession and, commercial orders have slowed from the prior year.

Revenue for the three months ended September 30, 2023, was comprised of $62,847 of temporary contractor revenue and $620 of permanent placement revenue, compared with $64,741 and $1,379 of temporary contractor revenue and permanent placement revenue, respectively, for the three months ended October 1, 2022.

Cost of revenue, Gross profit and Gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the three months ended September 30, 2023, cost of revenue was $54,095 an increase of .6% from $53,795 for three months ended October 1, 2022. The cost of revenue increased despite a revenue decrease of 4%, as a result of challenges in the U.S. Commercial staffing market resulting from rising inflation and recessionary concerns.

Gross profit for the three months ended September 30, 2023, was $9,372, a decrease of 24.0% from $12,325 for the three months ended October 1, 2022, representing gross margin of 14.8% and 18.6% for each period, respectively. The reduction in gross profit was the result of higher costs of revenue while revenue decreased 4% compared with the three months ended October 1, 2022.

Operating expenses

Total operating expenses for the three months ended September 30, 2023, were $11,719, a decrease of 0.9% from $11,829 for the three months ended October 1, 2022.

Other expenses, net

Total other expenses, net for the three months ended September 30, 2023 were $1,887, an increase of 413.7% from ($599)for the three months ended October 1, 2022. The decrease was driven by an increase of $400 in interest expense resulting from the issuance of Series H Preferred shares relating to the Headway acquisition. Amortization of debt discount and deferred financing costs for the three months ended September 30, 2023 were $104 compared with amortization of debt discount and deferred financing costs for the three months ended October 1, 2022, which were $186, a decrease of 82. In the prior year, we had a loss on re-measurement of an intercompany note of $566 as a result of unfavorable exchange rate changes. In addition, for the three months ended September 30, 2023, we had other loss of $188 compared with a net loss for the three months ended October 1, 2022 of $79.

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

The following table details revenue and gross profit by sector:

	Three Months Ended				Nine Months Ended
	September 30, 2023	Mix	October 1, 2022	Mix	September 30, 2023	Mix	October 1, 2022	Mix

Revenue
Commercial Staffing - US	$23,714	37%	$25,940	39%	$71,106	38%	$83,350	48%
Professional Staffing - US	25,824	41%	25,756	39%	74,671	40%	45,292	26%
Professional Staffing - UK	13,929	22%	14,424	22%	42,873	23%	46,424	27%
Total Service Revenue	$63,467		$66,120		$188,650		$175,066

Gross Profit
Commercial Staffing - US	$5,186	55%	$5,034	41%	$13,294	48%	$15,197	48%
Professional Staffing - US	2,454	26%	4,715	38%	8,882	32%	8,286	26%
Professional Staffing - UK	1,732	18%	2,576	21%	5,545	20%	7,874	25%
Total Gross Profit	$9,372		$12,325		$27,721		$31,357

Gross Margin
Commercial Staffing - US	21.9%		19.4%		18.7%		18.2%
Professional Staffing - US	9.5%		18.3%		11.9%		18.3%
Professional Staffing - UK	12.4%		17.9%		12.9%		17.0%
Total Gross Margin	14.8%		18.6%		14.7%		17.9%

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

	Three Months Ended		Nine Months Ended		Trailing Twelve Months
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net (loss) income	$(4,256)	$1,032	$(9,989)	$(3,556)	$(23,427)	$(2,590)

Interest expense	1,530	891	4,229	2,512	5,598	3,224
Expense (benefit) from income taxes	22	62	67	65	(220)	(324)
Depreciation and amortization	1,002	1,023	2,630	2,658	3,566	3,146
EBITDA	$(1,702)	$3,008	$(3,062)	$1,679	$(14,482)	$3,456

Acquisition, capital raising and other non-recurring expenses (1)	1,513	1,399	3,323	2,587	7,782	3,591
Other non-cash charges (2)	39	(16)	74	-	922	51
Impairment of Goodwill	-	-	-	-	10,000	3,104
Re-measurement gain on intercompany note	-	566	-	1,009	(1,009)	1,365
Other loss (income)	(182)	(79)	(166)	(21)	(871)	(9,387)
Adjusted EBITDA	$(332)	$4,878	$169	$5,254	$2,342	$2,180

Adjusted Gross Profit					$39,133	$35,866

Adjusted EBITDA as percentage of Adjusted Gross Profit					6.0%	6.1%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

Operating Leverage. This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in adjusted gross profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of our efficiency for converting incremental gross profit into Adjusted EBITDA.

	September 30, 2023	October 1, 2022

Gross Profit - TTM (Current Period)	$39,133	$35,866
Gross Profit - TTM (Prior Period)	35,866	32,793
Gross Profit – Growth (Decline)	$3,267	$3,073

Adjusted EBITDA - TTM (Current Period)	$2,342	$2,180
Adjusted EBITDA - TTM (Prior Period)	2,180	5,432
Adjusted EBITDA – Growth (Decline)	$162	$(3,252)

Leverage Ratio. Calculated as total debt, net, gross of any original issue discount, divided by pro forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	September 30, 2023	December 31, 2022

Total Term Debt, Net	$17,347	$18,514
Addback: Total Debt Discount and Deferred Financing Costs	1,769	(783)
Total Debt	$19,116	$17,731

TTM Adjusted EBITDA	$2,342	$2,180

Pro Forma TTM Adjusted EBITDA	$2,342	$2,180

Pro Forma Leverage Ratio	8.16	8.13

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

On February 8, 2018, CBS Butler Holdings Limited (“CBS Butler”), Staffing 360 Solutions Limited and The JM Group, entered into a new arrangement with HSBC Invoice Finance (UK) Ltd (“HSBC”) which provides for HSBC to purchase the subsidiaries’ accounts receivable up to an aggregate amount of £11,500 across all three subsidiaries. The terms of the arrangement provide for HSBC to fund 90% of the purchased accounts receivable upfront and a secured borrowing line of 70% of unbilled receivables capped at £1,000 (within the overall aggregate total facility of £11,500). The arrangement has an initial term of 12 months, with an automatic rolling three-month extension and carries a service charge of 1.80%. Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. On April 20, 2020, the terms of the loan with HSBC was amended whereby no capital repayments will be made between April 2020 to September 2020, and only interest payments will be made during this time. On May 15, 2020, we entered into a three-year term loan with HSBC in the UK for £1,000. As of September 30, 2023, the balance for the HSBC loan is $0.

	Nine Months Ended
	September 30, 2023	October 1, 2022

Net cash flow used in operating activities	$(10,726)	$(4,799)

Collection of UK factoring facility deferred purchase price	5,046	3,705

Repayments on accounts receivable financing	(2,239)	(2,351)

Net cash used in operating activities including proceeds from accounts receivable financing	$(7,919)	$(3,445)

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

As of and for the nine months ended September 30, 2023, we had a working capital deficiency of $20,276, accumulated deficit of $106,749, and a net loss of $5,734.

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

Operating activities

For the nine months ended September 30, 2023, net cash used in operating activities of $8,285 was primarily attributable to net loss of $5,734 and changes in operating assets and liabilities totaling $5,739 offset by non-cash adjustments of $3,188. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $6,285, increase in payables and accrued expense of $2,251, increase in prepaid expenses and other current assets of $369, increase in other assets of $976, increase in current liabilities of $131 and decrease in long term liabilities and other of $491. Total non-cash adjustments of $3,188 primarily includes depreciation and amortization of intangible assets of $1,426, stock-based compensation of $941, amortization of debt discounts and deferred financing of $202 and right of use assets depreciation of $598 and bad debt expense of $21.

For the nine months ended October 1, 2022, net cash used in operating activities of $4,799 was primarily attributable to net loss of $4,588 and changes in operating assets and liabilities totaling $3,806, offset by non-cash adjustments of $3,595. Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $7,818, decrease in prepaid expenses and other current assets of $1,657, decrease in other assets of $2,770, increase in other current liabilities of $583, increase in other long term liabilities of $3,195 and an increase in accounts payable and accrued expense of $4,661. Total non-cash adjustments of $3,595 primarily include foreign currency re-measurement gain on intercompany loan of $1,009, depreciation and amortization of intangible assets of $1,352, stock-based compensation of $83, amortization of debt discounts and deferred financing of $282, right of use assets depreciation of $884 and bad debt expense of $83.

Investing activities

For the nine months ended September 30, 2023, net cash provided by investing activities totaled $3,134, primarily due to $3,357 related to collection of UK factoring facility deferred purchase price offset by $223 purchase of property and equipment.

For the nine months ended October 1, 2022, net cash flows provided by investing activities totaled $4,787 primarily due to the acquisition of Headway, net of cash acquired, totaling $1,395 and $3,705 related to collection of UK factoring facility deferred purchase price, partially offset by purchase of property and equipment of $313.

Financing activities

For the nine months ended September 30, 2023, net cash provided by financing activities totaled $3,200, primarily due to repayments of $661 on accounts receivable financing, net, proceeds from the sale of common stock of $4,433, third party financing costs of $320 and repayment of term loan of $252.

For the nine months ended October 1, 2022, net cash flows used in financing activities totaled $2,153 primarily due to repayments of $2,351 on accounts receivable financing, net, repayment of term loan of $244, payment of $160 towards the Headway earnout, payments of $14 towards the Redeemable Series H Preferred Stock, dividends of $127 for Series H Preferred Stock offset by proceeds from term loan of $67.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to the Annual Report on Form 10-K filed with the SEC on May 19, 2023 for the fiscal year ended December 31, 2022. There have been no changes to our critical accounting policies during the nine months ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2022, our total gross debt was approximately $18,265 and as of September 30, 2023, our total gross debt was approximately $19,116. Our level of debt could have significant consequences to our stockholders, including the following:

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

Our ability to make payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. We had negative cash flows from operations for the fiscal year ended December 31, 2022 and the period ended September 30, 2023, and we may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to our ability to expand our operations. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. A default on our debt obligations could have a material adverse effect on our business, financial condition and results of operations and may cause you to lose all or part of your investment.

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

On August 23, 2023, we received a notice from the Staff notifying us that as we had not yet filed our Quarterly Report on Form 10-Q for the period ended September 30, 2023, we no longer comply with the Rule for continued listing on Nasdaq. Pursuant to the July 5, 2023 notice described above, the Staff granted us an exception until October 16, 2023 to file our then-delinquent Form 10-Q for the period ended April 1, 2023 (the “Initial Delinquent Filing”). As a result, any additional Staff exception to allow us to regain compliance with all delinquent filings, will be limited to a maximum of 180 calendar days from the due date of the Initial Delinquent Filing, or October 16, 2023.

On October 18, 2023, we received a notice from the Staff notifying us that we are not in compliance with Nasdaq’s continued listing requirements under the Rule as a result of its failure to file the Form 10-Q for the period ended September 30, 2023 in a timely manner (the “Staff Determination”). Unless we request an appeal of the Staff Determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of our common stock will be suspended from Nasdaq at the opening of business on October 27, 2023, and a Form 25-NSE will be filed with the SEC, which will remove our securities from listing and registration on Nasdaq. The Company filed for an appeal regarding the removal of the Company’s securities from listing and registration on Nasdaq. This appeal is set for January 11, 2024.

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

STAFFING 360 SOLUTIONS, INC.

Date: January 9, 2024	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 9, 2024	By:	/s/ Joe Yelenic
Joe Yelenic Senior Vice President, Corporate Finance (Principal Financial Officer)

