Form 10-K
period 2023-12-30
Staffing 360 Solutions, Inc.
filed 2024-06-12
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As  of July 1, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,902(000s) based on the closing price (last sale of the day) for the registrant’s common stock on the Nasdaq Capital Market on June 30, 2023, of $0.65 per share.

As of June 7, 2024, 6,391,388 shares of common stock, $0.00001 par value, were outstanding.

Staffing 360 Solutions, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: our ability to regain and maintain compliance with the Nasdaq Capital Market’s (“Nasdaq”) listing standards, our ability to continue as a going concern, weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; government policies, legislation or judicial decisions adverse to our businesses; potential cost overruns and possible rejection of our business model and/or sales methods; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Annual Report, including the “Risk Factors” in Item 1A of this Annual Report and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Staffing 360” and the “Company” mean Staffing 360 Solutions, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in thousands except for share and per share values, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the period ended December 30, 2023.

PART I

ITEM 1. BUSINESS

General

Staffing 360 Solutions, Inc. (“we,” “us,” “our,” “Staffing 360,” or the “Company”) was incorporated in the State of Nevada on December 22, 2009, as Golden Fork Corporation, which changed its name to Staffing 360 Solutions, Inc., ticker symbol “STAF”, on March 16, 2012. On June 15, 2017, we changed our domicile to the State of Delaware. As a rapidly growing public company in the domestic staffing sector, our high-growth business model is based on finding and acquiring, suitable, mature, profitable, operating, domestic staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration and light industrial disciplines.

All amounts in this Annual Report are expressed in thousands, except share and per share amounts, or unless otherwise indicated.

Business Model and Acquisitions

We are a high-growth domestic staffing company engaged in the acquisition of United States (“U.S.”) based staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily accounting and finance, IT, engineering, administration (collectively, the “Professional Business Stream”) and commercial (“Commercial Business Stream”) disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed 10 acquisitions since November 2013.

Operating History

We generated revenue of $190,876 and $184,884 for the years ended December 30, 2023 (“Fiscal 2023”) and December 31, 2022 (“Fiscal 2022”), respectively. This increase was primarily caused by the acquisition of Headway Workforce Solutions (“Headway”), partly offset due to the decline in commercial staffing revenue.

Headway Acquisition and Series H Convertible Preferred Stock

On April 18, 2022, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Headway and Chapel Hill Partners, LP, as the representatives of all the stockholders of Headway (“Chapel Hill”), pursuant to which, among other things, we agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Convertible Preferred Stock (the “Series H Preferred Stock”), with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement (the “Headway Acquisition”). On May 18, 2022, the Headway Acquisition closed. The purchase price in connection with the Headway Acquisition was approximately $9,000. Pursuant to certain covenants in the Stock Purchase Agreement, the Company may be subject to a Contingent Payment of up to $4,450 based on the Adjusted EBITDA (such term as defined in the Stock Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Stock Purchase Agreement), subject to additional potential adjustments tied to customary purchase price adjustments described in the Stock Purchase Agreement.

2023 Letter Agreement

On July 31, 2023, we, Chapel Hill and Jean-Pierre Sakey (“Sakey”) entered into a letter agreement (the “Letter Agreement”) in connection with the Stock Purchase Agreement. Pursuant to the Letter Agreement, if on or prior to September 30, 2023, we pay an aggregate of $11,340 (the “Agreed Amount”) to the holders of the Series H Preferred Stock and Chapel Hill for the redemption of the 9,000,000 shares of Series H Preferred Stock issued and outstanding with the remaining amount to be paid to Chapel Hill, less $525 to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey, then our obligation to redeem the Series H Preferred Stock pursuant to the Purchase Agreement and Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock, as amended (the “Series H COD”), shall be deemed satisfied, and our contingent liabilities, covenants and indemnification obligations pursuant to the Stock Purchase Agreement shall be extinguished and of no further force and effect.

Pursuant to the Letter Agreement, if on or prior to September 30, 2023, we do not redeem the Series H Preferred Stock and remit the Contingent Payment (as defined in the Purchase Agreement), then we shall make the Contingent Payment in the amount of $5,000, as set forth in the Stock Purchase Agreement, in five equal installments of $1,000 each, less $134 per installment to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey (the “Contingent Payment Installments”), with such Contingent Payment Installments to be made on or before December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 (each such date, a “Contingent Installment Payment Date”). On each Contingent Installment Payment Date, we shall additionally redeem 100,000 shares of Series H Preferred Stock at a price per share equal to $0.0000001 per share. As of the date of this Annual Report, the Contingent Payment Installments due on December 31, 2023 and March 31, 2024, have not been paid.

Pursuant to the Letter Agreement, we shall also have no obligation to pay the Preferred Dividend (as defined in the Series H COD) on June 30, 2023, September 30, 2023 and December 31, 2023.

On February 22, 2024, Company, Chapel Hill Partners and JP Sakey entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which the holders of the Series H Preferred Stock and Chapel Hill agreed to forebear from exercising their right with respect to the failure to repay the payment due on December 31, 2023 and March 31, 2024 until April 30, 2024, in consideration for a fee of $50 for each installation payment and a reduction on the recovery of Series H Preferred Stock of $100 for each installation payment. The contingent payments due on December 31, 2023 and March 31, 2023 were not paid.

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

Employees

We employ approximately 150 full-time employees as part of our internal operations. Additionally, we employ more than 4,500 individuals that are placed directly with our clients through our various operating subsidiaries.

Available Information

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, we file periodic reports, proxy statements and other information with the SEC. We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at www.staffing360solutions.com as soon as reasonably practicable after those reports and other information is electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS.

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Annual Report, including our consolidated financial statements and related notes. Our business, financial condition, and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, the financial condition and the results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.

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

●	We have incurred significant losses since our inception and may continue to incur losses and thus may never achieve or maintain profitability;
●	Our debt level could negatively impact our financial condition, results of operations and business prospects;
●	Our debt instruments contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business;
●	The Jackson Notes are secured by substantially all of our assets that are not secured by our revolving loans facility with Midcap., and the terms of the Jackson Notes may restrict our current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured lender (each as defined herein);
●	We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline;
●	We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings under our debt instruments, we may not be able to continue our operations;
●	Our revenue can vary because our customers can terminate their relationship with us at any time with limited or no penalty;
●	We operate in an intensely competitive and rapidly changing business environment, and there is a substantial risk that our services could become obsolete or uncompetitive;
●	We have been and may be exposed to employment-related claims and losses, including class action lawsuits, which could have a material adverse effect on our business;
●	Our growth of operations could strain our resources and cause our business to suffer;
●	Our strategy of growing through acquisitions may impact our business in unexpected ways;
●	A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly;
●	We depend on attracting, integrating, managing, and retaining qualified personnel;
●	If we are unable to retain existing customers or attract new customers, our business and results of operations could suffer;
●	We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, our customer relationships and our ability to attract new customers may be adversely affected;
●	Our management has identified a material weakness in our internal control over financial reporting relating to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company. This material weakness, if not remediated, could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate internal controls over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.

Risks Relating to Our Organization and Our Financial Condition

We have incurred significant losses since our inception and may continue to incur losses and thus may never achieve or maintain profitability.

We have incurred substantial losses since our inception, anticipate that we will continue to incur losses for the foreseeable future and may not achieve or sustain profitability. Because of the numerous risks and uncertainties associated with the staffing industry, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, stockholders’ equity and working capital. Our negative working capital and liquidity position raise substantial doubt about our ability to continue as a going concern.

Our failure to become and remain profitable could depress the value of our common stock and impair our ability to raise capital, expand our business, maintain our development efforts, diversify our portfolio of staffing companies, or continue our operations. A decline in the value of our common stock could also cause you to lose all or part of your investment.

Our independent registered public accounting firms have included an explanatory paragraph in its report as of and for the year ended December 30, 2023 expressing substantial doubt in our ability to continue as a going concern based on our negative working capital and liquidity position and other macro-economic indicators. Our consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern, we may be forced to liquidate our assets which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital or to enter into strategic alliances.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of December 30, 2023, our total gross debt was approximately $19,116. Our level of debt could have significant consequences to our stockholders, including the following:

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

Our ability to make payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. We had negative cash flows from operations for the fiscal year ended December 30, 2023, and we may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to our ability to expand our operations. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. A default on our debt obligations could have a material adverse effect on our business, financial condition and results of operations and may cause you to lose all or part of your investment.

Further, the outstanding Amended and Restated Senior Secured 12% Promissory Note (the “2022 Jackson Note”) and the 12% Senior Secured Promissory Note (the “2023 Jackson Note” and together with the 2022 Jackson Note, the “Jackson Notes”) each issued to Jackson Investment Group LLC (“Jackson”) and due October 14, 2024 contain certain customary financial covenants, and we have had instances of non-compliance. Management has historically been able to obtain, from Jackson, waivers of any non-compliance and management expects to continue to be able to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that we will be able to obtain such waivers, and should Jackson refuse to provide a waiver in the future, the outstanding debt under the agreement could become due immediately. Our financing with MidCap Funding X Trust (“MidCap”) includes customary financial covenants and we have had instances of non-compliance. We have been able to obtain forbearance of any non-compliance from MidCap, and management expects to continue to be able to obtain necessary forbearance in the event of future non-compliance; however, there can be no assurance that we will be able to obtain such forbearance, and should MidCap refuse to provide a forbearance in the future, the outstanding debt under the agreement could become due immediately, which exceeds our current cash balance.

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

The Jackson Notes are secured by substantially all of our assets that are not secured by our revolving loan facility with Midcap and the terms of the Jackson Notes may restrict our current and future operations. Additionally, Jackson may be able to exert significant influence over us as our senior secured lender.

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

In addition, the Jackson Notes contain financial covenants including, among other things, a fixed charge coverage ratio, minimum liquidity requirements and total leverage ratio. A breach of any of these financial covenants could result in a default under the Jackson Notes. If any such default occurs, Jackson may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable, which would adversely impact our financial condition and operations. In addition, following an event of default under the Jackson Notes, Jackson will have the right to proceed against the collateral granted to it to secure the debt, which includes our available cash. If the debt under the Jackson Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

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

The national economy in general is currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in national or local economic conditions would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our voting common stock to decline. While it is impossible to predict how long these conditions may exist, the current economic downturn could present substantial risks for some time for the banking industry and for us. The Company currently does not have any exposure to Silicon Valley Bank (now owned by First Citizens Bank), Signature Bank (now owned by New York Community Bancorp), Republic Bank (now owned by JPMorgan Chase & Co.) or Pacific Western Bank (now owned by Bank of California) during the regional banking of crisis of 2023, nor does the Company believe that any of the banks with which it does business currently face a material risk of collapse.

We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

As of December 30, 2023, we had a working capital deficiency of $45,419, an accumulated deficit of $125,056 and a net loss for the fiscal year ended December 30, 2023 of $26,041. We will need to raise additional capital to pursue growth opportunities, improve our infrastructure, finance our operations and otherwise make investments in assets and personnel that will allow us to remain competitive. Additional capital would be used to accomplish the following:

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

In addition, our operating results tend to be unpredictable from quarter to quarter. Demand for our services is typically lower during traditional national vacation periods when customers and candidates are on vacation. No single quarter is predictive of results of future periods. Any extended period of time with low operating results or cash flow imbalances could have a material adverse effect on our business, financial condition and results of operations.

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

We are engaged in the acquisition of staffing companies, and our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. To date, we have completed 10 acquisitions. We intend to expand our business through acquisitions of complementary businesses, services or products, subject to our business plans and management’s ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing service categories. In certain circumstances, acceptable investments or acquisition targets might not be available. Acquisitions involve a number of risks, including:

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

Our business is subject to cybersecurity risks and we could be harmed by improper disclosure or loss of sensitive or confidential company, employee, associate or customer data, including personal data.

Our operations are increasingly dependent on information technologies and services and in connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, customers, associates and candidates, a portion of which is confidential and/or personally sensitive. We rely on our own technology and systems, and those of third-party vendors we use for a variety of processes. We and our third-party vendors have established policies and procedures to help protect the security and privacy of this information. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

●	theft or misappropriation of funds;
●	loss, corruption, or misappropriation of proprietary, confidential or personally identifiable information (including employee data);
●	disruption or impairment of our and our business operations and safety procedures;
●	damage to our reputation with our potential partners, clients, and the market;
●	exposure to litigation;
●	increased costs to prevent, respond to or mitigate cybersecurity events.

Additionally, unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. Moreover, we have no control over the information technology systems of third-party vendors and others with which our systems may connect and communicate. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

We have cybersecurity insurance coverage in the event we become subject to various cybersecurity attacks, however, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the terms of the Jackson Notes limit our ability to consolidate, merge, or transfer all or substantially all of our assets or to effect a change in control of ownership of our company. A breach of such restrictions could result in a default under the Jackson Notes, under which Jackson may elect to declare all outstanding borrowings under the Jackson Notes, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.

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

Certain of our warrants contain provisions that may prevent us from effectuating a change in control transaction, or obligate us to make cash payments to the holders of such warrants upon a change of control transaction, which may affect our liquidity, financial condition, and results of operations.

The warrants issued on February 20, 2023, to a certain investor (the “February 2023 Investor Warrants”) in the public offering consummated in February 2023 (“February 2023 Offering”), and the warrants issued to H.C. Wainwright & Co., LLC and its designees as placement agent compensation in connection with the February 2023 Offering (the “February 2023 Wainwright Warrants,” collectively with February 2023 Investor Warrants, the “February 2023 Warrants”), contain certain provisions that may make it difficult for us to effectuate a change in control transaction, or obligate us to make cash payments to such holders upon a change in control transaction.

Pursuant to the terms of the February 2023 Warrant, in the event of a fundamental transaction (as defined in the February 2023 Warrants, and includes, among other events, any merger any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition of all or substantially all of our assets, our consolidation or merger with or into another person, the acquisition of more than 50% of our outstanding common stock, or any person or group becoming the beneficial owner of 50% or more of the voting power represented by our outstanding common stock), the holders of the February 2023 Warrants will be entitled to receive upon exercise of the February 2023 Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the February 2023 Warrants immediately prior to such fundamental transaction. In addition, upon a fundamental transaction, the holder of a February 2023 Warrant will have the right to require us to repurchase such holder’s February 2023 Warrants at the Black-Scholes value; provided, however, that, if the fundamental transaction is not within our control, including not approved by our Board, then the holder will only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black-Scholes value of the unexercised portion of the February 2023 Warrant that is being offered and paid to the holders of our common stock in connection with the fundamental transaction. Such amount calculated at the Black-Scholes value could be significantly more than the holders would otherwise receive if they were to exercise their warrants and receive the same consideration as the other holders of common stock, which in turn could reduce the consideration that holders of common stock would be concurrently entitled to receive in such fundamental transaction. The foregoing obligation to repurchase the February 2023 Warrants in cash equal to the Black-Scholes value may impair our cash position, as well as delay, hinder or prevent us from completing such fundamental transaction or prevent a third party from acquiring us, which may in turn affect our liquidity and financial condition and results of operations.

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

Even if we are successful in acquiring, our acquisitions may subject our business to risks that may impact our results of operations, including:

●	inability to integrate acquired companies effectively and realize anticipated synergies and benefits from the acquisitions;
●	diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;
●	inability to appropriately scale critical resources to support the business of the expanded enterprise and other unforeseen challenges of operating the acquired business as part of our operations;
●	inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of our operations;
●	impact of liabilities of the acquired businesses undiscovered or underestimated as part of the acquisition due diligence;
●	failure to realize anticipated growth opportunities from a combined business, because existing and potential clients may be unwilling to consolidate business with a single supplier or to stay with the acquirer post-acquisition;
●	impacts of cash on hand and debt incurred to finance acquisitions, thus reducing liquidity for other significant strategic or operational objectives; and
●	internal controls, disclosure controls, corruption prevention policies, human resources and other key policies and practices of the acquired companies may be inadequate or ineffective.

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

On July 17, 2023, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between June 1, 2023, through July 14, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until January 15, 2024 (the “Compliance Period”), in which to regain compliance pursuant to the Minimum Bid Price Requirement. In order to regain compliance with the Minimum Bid Price Requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period.

On January 16, 2024, we received a letter from Nasdaq notifying us that we have been granted an additional 180-day period, or until July 15, 2024, to regain compliance with the Minimum Bid Price Requirement. The new compliance period is an extension of the initial Compliance Period provided for in Nasdaq’s deficiency notice to us, dated July 17, 2023. If compliance with the Minimum Bid Price Requirement cannot be demonstrated by July 15, 2024, Nasdaq will provide us with written notification that our common stock could be delisted. In such event, Nasdaq rules permit us to appeal any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no assurance that we will be able to regain compliance with the Nasdaq listing rules or maintain our listing on the Nasdaq Capital Market.

We expect to take actions intended to restore our compliance with the listing requirements, however, we can provide no assurance that any action taken by us would be successful. If Nasdaq delists our common stock from trading on its exchange for failure to meet Nasdaq’s listing standards for continued listing, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability to raise future capital through the sale of our shares or issue our shares as consideration in acquisitions could be severely limited. Additionally, we may not be able to list our common stock on another national securities exchange, which could result in our securities being quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Concerns over inflation, geopolitical issues, the U.S. financial markets, capital and exchange controls, unstable global credit markets and financial conditions, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In 2022, armed conflict escalated between Russia and Ukraine and in 2023, armed conflict escalated between Israel and Palestine. The sanctions announced by the U.S. and other countries, following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

The COVID-19 endemic and its ongoing effects has adversely affected our business and may continue to adversely affect our business.

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy, and we are unable to predict the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing. The effects of the COVID-19 endemic, including but not limited to supply chain issues, global shortages of supplies, material and products, volatile market conditions and rising global inflation may continue to disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could continue to disrupt the marketplace which could have an adverse effect on our operations.

Our business was impacted in the year ended December 31, 2022, by numerous government-mandated lockdown periods in the U.S. and U.K. This had a large impact on the financial results of our numerous business streams, which differed in their financial recoveries primarily due to the geographies and industries in which they operate. To the extent that any measures such as social distancing and shelter-in-place directives are reinstated due to a resurgence in COVID-19 cases or any new variants of the virus, our business and financial results may be adversely affected.

We depend on attracting, integrating, managing, and retaining qualified personnel.

Our success is substantially dependent upon our ability to attract, integrate, manage and retain personnel who possess the skills and experience necessary to fulfill our customers’ needs. Our ability to hire and retain qualified personnel could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified personnel, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to manage the performance of our personnel. Failure to successfully manage the performance of our personnel could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income. An overall tightening and competitive labor market in the U.S. employment market generally, has been observed in the U.S. A sustained labor shortage or increased turnover rates within our employee base, as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate and our overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures, we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Our management has identified a material weakness in our internal control over financial reporting relating to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by us. This material weakness, if not remediated, could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate internal controls over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. During the preparation of our financial statements for the year ended December 30, 2023, we and our auditors identified a material weakness in our internal control over financial reporting. We lack a sufficient complement of competent finance personnel to appropriately account for, review, and disclose the completeness and accuracy of transactions entered into by us. In addition, the Company has ineffective design and operating effectiveness over forecasts used in our annual goodwill and intangibles evaluation. As part of our remediation plan, we hired additional employees and external consultants who have the technical skillset to improve our financial reporting; implement new policies, procedures and controls; properly review transactions recorded and classified in the financial statements; provide effective design and operating effectiveness over forecasts; and ensure proper accounting and related disclosures for complex accounting matters when necessary.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We operate in the domestic staffing sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect [client/patient/customers’/employees’/vendors’ information] and prevent data loss and other security breaches, including a cybersecurity risk assessment program. Both management and the Board of Directors are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our current cybersecurity risk assessment program consists of a cybersecurity incident response program. This program outlines governance, policies and procedures, and technology we use to oversee and identify risks from cybersecurity threats and is informed by previous cybersecurity incidents we have observed both within the Company and in our industry.

The Security Response team is responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The individuals that comprise this team are the Chief Operating Officer, the Director of IT, the Corporate Controller, the Senior Vice President, Corporate Finance and the Vice President People and Culture. Upon occurrence of an event the Chief Operating Officer is notified of the occurrence and then updated periodically about the event until resolution.

Dimitri Villard, a member of our Board of Directors, is responsible for oversight of risks from cybersecurity threats in conjunction with the Chief Executive Officer and the Chief Operating Officer. The Board receives regular reports and updates from the Chief Operating Officer with respect to the management of risks from cybersecurity threats. Such reports cover the Company’s information technology security program, including its current status, capabilities, objectives and plans, as well as the evolving cybersecurity threat landscape. Additionally, the Board considers risks from cybersecurity threats as part of its oversight of the Company’s business strategy, risk management, and financial oversight.

We undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, including required employee training in security awareness when hired and then annually. In addition, we maintain business continuity, contingency, and recovery plans for use in the event of a cybersecurity incident.

We also have policies and procedures to oversee and identify the risks from cybersecurity threats associated with our use of third-party service providers. Many of our systems and networks are cloud-based, the Company cannot control the future performance and reliability of these systems. The risk of a cyberattack on one of these third-party vendors carries the same risk as any internally maintained system. We seek to reduce this risk by performing vendor due diligence prior to engaging any vendor that has access to sensitive data. In addition, on at least an annual basis, we obtain SOC 1 and/or SOC 2 reports to ensure the vendor has the proper internal controls in place to secure our data.

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation, cause existing clients/customers to terminate their contracts, prevent us from attracting new clients, maintaining current clients, results of operations, or financial condition or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. For further information, see “Risk Factors—[caption of specific cybersecurity risk factor]” in Item 1A of this Annual Report on Form 10-K. We have attempted to preemptively mitigate the financial impact of any cybersecurity incident and currently maintain a cyber liability insurance policy. However, our cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

The company faces cybersecurity risks and threats that could have a material impact on the Company are discussed further in Item 1A Risk Factors. Those sections of Item 1A should be read in conjunction with this Item 1C.

ITEM 2. PROPERTIES.

The Company leases 6,960 square feet of space at 757 Third Avenue, 27th Floor, New York, NY 10017, its headquarters and principal location. The Company’s lease for this space will expire in 2029. The Company currently has a total of 16 facilities. This includes offices in the following states : New York, Connecticut, Massachusetts, Rhode Island, and North Carolina.

All offices are operated from leased space ranging from approximately 1,600 to 12,000 square feet, typically through operating leases with terms that range from three months to ten years, and thus with expirations from 2024 through 2029. We believe that our facilities are adequate for our current requirements and that the Company’s leasing strategies provide us with sufficient flexibility to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On March 9th, 2024, a Settlement and Release Agreement was entered into by both parties. Under this agreement, which was entered into to avoid costly court fees, the Company agreed to make a payment, in full and final settlement, of $2 million plus interest across the following dates and amounts: $115 on May 1, 2024, $114 on June 1, 2024, $114 on July 1, 2024, $113 on August 1, 2024, $112 on September 1, 2024, and a final payment of $1,511 on October 1, 2024. There is a five day cure period for each payment and there is a Confession of Judgement in favor of the defendant for the full amount of the original Earnout plus interest, in the event of non-compliance.

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

Holders of Common Stock

As of June 7, 2024, there were approximately 503 shareholders of record of the Company’s common stock.

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

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: our ability to regain and maintain compliance with the Nasdaq Capital Market’s (“Nasdaq”) listing standards, our ability to continue as a going concern, negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; and our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Annual Report on Form 10-K (the “Annual Report”), including the “Risk Factors” in Item 1A of this Annual Report and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Overview

We are incorporated in the state of Delaware. We are a rapidly growing public company in the domestic staffing sector. Our high-growth business model is based on finding and acquiring suitable, mature, profitable, operating, U.S. -based staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration (“Professional”) and light industrial (“Commercial”) disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed ten acquisitions since November 2013. In February 2024 the Company disposed of its UK operations accordingly, all of the figures, including share and per share information, in this MD&A exclude the UK operations except where specifically referenced.

The Company focuses on five strategic verticals that represent sub-segments of the staffing industry. These five strategic pillars, Accounting & Finance, Information Technology, Engineering, Administration, and Commercial are the basis for the Company’s sales and revenue generation and its growth acquisition targets. The Headway Acquisition (as defined herein) in May 2022 added 12.7% in revenue, or $23.5 million to $184.9 million of revenue delivered in 2022. The non-Headway business showed a reduction in revenue of $17.5 million, principally in the Commercial Staffing Business Stream.

The Headway business included approximately $60 million in EOR (“Employer of Record”) service contracts. EOR projects are typically large volume, long-term providing HR outsourcing of payroll and benefits for a contingent workforce. EOR projects, while priced with lower gross margin percentages than traditional temporary staffing assignments, yield a comparable contribution as a result of lower costs to deliver these services. Typical contribution for EOR projects would be 80-85% of the gross profit earned, compared to 40-50% for traditional staffing which negates the impact of lower gross margins. This EOR service offering could be easily added to the Company’s other Brands, providing for a growth element within the existing client base. The Headway business also brought an active workforce in all 50 states in the US, as well as Puerto Rico and Washington DC. This will provide for potential expansion of accounts for all brands in the group’s portfolio (“Brands”).

The Company has developed a centralized, sales and recruitment hub. The addition of Headway, with its single office, and nationwide coverage for operations, supports and accelerates the Company’s objective of driving efficiencies through the use of technology, deemphasizing bricks and mortar, supporting more efficient and cost-effective service delivery for all Brands.

The Company has a management team with significant operational and M&A experience. The combination of this management experience and the increased opportunity for expansion of its core brands with EOR services and nationwide expansion, provide for the opportunity of significant organic growth, while plans to continue its business model, finding and acquiring suitable, mature, profitable, operating staffing companies continues.

We effected a one-for-ten reverse stock split on June 24, 2022 (the “Reverse Stock Split”). All share and per share information in this Annual Report and the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the Reverse Stock Split.

Business Model, Operating History and Acquisitions

We are a high-growth domestic staffing company engaged in the acquisition of staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Business Streams. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed ten acquisitions since November 2013.

Recent Developments

Headway Acquisition and Series H Convertible Preferred Stock

On April 18, 2022, we entered into a Stock Purchase Agreement with Headway Workforce Solutions (“Headway”), pursuant to which, among other things, the Company agreed to purchase all of the issued and outstanding securities of Headway in exchange for (i) a cash payment of $14, and (ii) 9,000,000 shares of our Series H Convertible Redeemable Preferred Stock, with a value equal to the Closing Payment, as defined in the Stock Purchase Agreement (the “Headway Acquisition”). On May 18, 2022, the Headway Acquisition closed.

The purchase price in connection with the Headway Acquisition was $9 million subject to adjustment as provided in the Stock Purchase Agreement. Pursuant to certain covenants in the Stock Purchase Agreement, we may be subject to a Contingent Payment of up to $4,450 based on the Adjusted EBITDA (such term as defined in the Stock Purchase Agreement) of Headway during the Contingent Period (such term as defined in the Stock Purchase Agreement). The purpose of the acquisition was to expand the market share of our primary business by providing future economic benefit of expanding services. We anticipate that the Headway Acquisition will provide us the ability to integrate the business of Headway into our existing temporary professional staffing business in the US within the expected timeframe which would enable us to operate more effectively and efficiently and to create synergy and to lower costs of operations.

2023 Letter Agreement

On July 31, 2023, we, Chapel Hill Partners, L.P. (“Chapel Hill”) and Jean-Pierre Sakey (“Sakey”) entered into a letter agreement (the “Letter Agreement”) in connection with the Stock Purchase Agreement. Pursuant to the Letter Agreement, if on or prior to September 30, 2023, we pay an aggregate of $11,340 (the “Agreed Amount”) to the holders of the Series H Preferred Stock and Chapel Hill for the redemption of the 9,000,000 shares of Series H Preferred Stock issued and outstanding with the remaining amount to be paid to Chapel Hill, less $525 to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey, then our obligation to redeem the Series H Preferred Stock pursuant to the Purchase Agreement and Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock, as amended (the “Series H COD”), shall be deemed satisfied, and our contingent liabilities, covenants and indemnification obligations pursuant to the Stock Purchase Agreement shall be extinguished and of no further force and effect.

Pursuant to the Letter Agreement, if on or prior to September 30, 2023, we do not redeem the Series H Preferred Stock and remit the Contingent Payment (as defined in the Purchase Agreement), then we shall make the Contingent Payment in the amount of $5,000, as set forth in the Stock Purchase Agreement, in five equal installments of $1,000 each, less $134 per installment to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey (the “Contingent Payment Installments”), with such Contingent Payment Installments to be made on or before December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 (each such date, a “Contingent Installment Payment Date”). On each Contingent Installment Payment Date, we shall additionally redeem 100,000 shares of Series H Preferred Stock at a price per share equal to $0.0000001 per share. As of the date of this Annual Report, the Contingent Payment Installment due on December 31, 2023 and March 31, 2024, was not paid.

Pursuant to the Letter Agreement, we shall also have no obligation to pay the Preferred Dividend (as defined in the Series H COD) on June 30, 2023, September 30, 2023, and December 31, 2023.

On February 22, 2024, Company, Chapel Hill Partners and JP Sakey entered into a Forbearance Agreement (the “Forbearance Agreement”) pursuant to which the holders of the Series H Preferred Stock and Chapel Hill agreed to forebear from exercising their right with respect to the failure to repay the payment due on December 31, 2023, and March 31, 2024 until April 30, 2024, in consideration for a fee of $50 for each installation payment and a reduction on the recovery of Series H Preferred Stock of $100 for each installation payment. The contingent payments due on December 31, 2023 and March 31, 2023 were not paid.

Nasdaq Minimum Bid Price Requirement

On July 17, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between June 1, 2023, through July 14, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that we would be provided with a compliance period of 180 calendar days, or until January 15, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On January 16, 2024, we received a letter from the Nasdaq Stock Market notifying us that we have been granted an additional 180-day period, or until July 15, 2024, to regain compliance with the Minimum Bid Price Requirement. The new compliance period is an extension of the initial Compliance Period provided for in Nasdaq’s deficiency notice to us, dated July 17, 2023. Nasdaq’s determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and our written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

September 2023 Capital Raise

On September 1, 2023, we entered into an inducement offer letter agreement (the “Inducement Letter”) with a certain holder (the “Holder”) of certain of our existing warrants to purchase up to an aggregate of 2,761,170 shares of common stock issued to the Holder on July 7, 2022 (as amended on February 10, 2023 (the “July 2022 Warrants”)) and (ii) February 10, 2023 (the “February 2023 Warrants” and together with the July 2022 Warrants, the “Existing Warrants”).

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 2,761,170 shares of common stock at a reduced exercise price of $0.83 per share in consideration of our agreement to issue new unregistered common stock purchase warrants (the “New Warrants”), to purchase up to an aggregate of 5,522,340 shares of our common stock (the “New Warrant Shares”).

The closing of the transactions contemplated pursuant to the Inducement Letter occurred on or about September 6, 2023 (the “Closing Date”), subject to satisfaction of customary closing conditions. We received aggregate gross proceeds of approximately $2.3 million from the exercise of the Existing Warrants by the Holder, before deducting placement agent fees and other offering expenses payable by us. We used 50% of the net proceeds from the exercise of the Existing Warrants to repay a portion of our outstanding obligations under the existing 2022 Jackson Note (as defined herein) issued to Jackson Investment Group, LLC (“Jackson”) and 50% of the net proceeds from the Exercise to repay a portion of outstanding obligations pursuant to the Credit and Security Agreement with MidCap (defined herein).

On October 24, 2023, we held a special meeting of stockholders (the “Special Meeting”). The main purpose of which was to authorize, for purposes of complying with Nasdaq Listing Rule 5635(d), the issuance of shares of common stock underlying the New Warrants and certain warrants issued to the placement agent or its designees in connections with the transactions contemplated by the Inducement Letter, issued by the Company pursuant to the Inducement Letter, and the Engagement Agreement between the Company and H.C. Wainwright & Co., LLC, dated as of January 4, 2023, as amended on January 19, 2023, in an amount equal to or in excess of 20% of the Company’s common stock outstanding immediately prior the issuance of such warrants.

Rights Agreement

On September 27, 2023 the Board of Directors (the “Board”) of Staffing 360 Solutions, Inc. (the “Company”) declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.00001 per share, of the Company (the “Common Stock”) and .3889 Rights for each outstanding share of Series H Convertible Preferred Stock, par value $0.00001 per share, of the Company (the “Series H Preferred Stock” and together with the Common Stock, the “Voting Stock”). The dividend is payable on October 21, 2023 to the stockholders of record at the close of business on October 21, 2023 (the “Record Date”). Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, of the Company (the “Preferred Stock”) at a price of $2.75 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of October 1, 2023, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Securities Transfer Corporation, as Rights Agent.

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

Note Purchase Agreement, Omnibus Amendment and Reaffirmation Agreement and Jackson Notes with Jackson Investment Group, LLC

On October 27, 2022, the Company entered into the Third Amended and Restated Note Purchase Agreement (the “Third Amended and Restated Note Purchase Agreement”) with Jackson, which amended and restated the Amended Note Purchase Agreement, dated October 26, 2020, as amended, and issued to Jackson a 12% Senior Secured Promissory Note (the “2022 Jackson Note”), with a remaining outstanding principal balance of approximately $9.0 million. Additionally, on October 27, 2022, in connection with the Third Amended and Restated Note Purchase Agreement, the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the “Omnibus Agreement”) with Jackson, which, among other things, amends (i) the Amended and Restated Pledge Agreement, dated as of September 15, 2017, as amended (the “Pledge Agreement”) and (ii) the Amended and Restated Security Agreement, dated as of September 15, 2017, as amended (the “Security Agreement”), to reflect certain of the terms as updated and amended by the Third A&R Agreement.

Under the terms of the Third Amended and Restated Note Purchase Agreement, the First Omnibus Amendment Agreement (as defined below) and 2022 Jackson Note, the Company is required to pay interest on the 2022 Jackson Note at a per annum rate of 12% and in the event the Company has not repaid in cash at least 50% of the outstanding principal balance of the 2022 Jackson Note as of the date of the First Omnibus Amendment Agreement or on or before October 27, 2023, then interest on the outstanding principal balance of the 2022 Jackson Note shall continue to accrue at 16% per annum of the outstanding principal balance of the 2022 Jackson Note until the 2022 Jackson Note is repaid in full. As we did not repay at least 50% of the 2022 Jackson Note by October 27, 2023, interest is now accruing at a rate of 16% on the 2022 Jackson Note. The Third Amended and Restated Note Purchase Agreement also extends the maturity date of the 2022 Jackson Note from October 28, 2022, to October 14, 2024.

Additionally, pursuant to the First Omnibus Amendment Agreement, all accrued and unpaid interest on the outstanding principal of the 2022 Jackson Note shall be due and payable in arrears in cash on a monthly basis; provided that (i) the interest payment that would be due on September 1, 2023 shall instead be due December 1, 2023, and (ii) the amount of each such deferred interest payment shall be added to the principal amount of the 2022 Jackson Note. Notwithstanding the foregoing, the amount necessary to satisfy such accrued but unpaid interest on the 2022 Jackson Note as of the date of the First Omnibus Amendment was retained by Jackson from the aggregate purchase price of the 2023 Jackson Note (as defined below), along with certain out-of-pocket fees and expenses, including reasonable attorney’s fees, incurred by Jackson in connection with the First Omnibus Amendment Agreement, the 2023 Jackson Note and related documents thereto.

In addition, pursuant to the terms of the Third Amended and Restated Note Purchase Agreement, until all principal interest and fees due pursuant to the Third Amended and Restated Note Purchase Agreement and the 2022 Jackson Note are paid in full by the Company and are no longer outstanding, Jackson shall have a first call over 50% of the net proceeds from all common stock equity raises the Company conducts, which shall be used to pay down any outstanding obligations due pursuant to the note documents. The 2022 Jackson Note continues to be secured by substantially of the Company and its subsidiaries’ assets pursuant to the Security Agreement and as further amended by the Omnibus Agreement.

On June 30, 2023, the Company and Jackson entered into an amendment (“Amendment No. 1”) to the 2022 Jackson Note to amend the interest payment dates of September 30, 2023, August 1, 2023, and September 1, 2023 to October 1, 2023, November 1, 2023 and December 1, 2023, respectively, with certain such dates further amended by the First Omnibus Amendment Agreement (as defined below)

On August 30, 2023, the Company and the guarantor parties thereto (together with the Company, the “Obligors”) entered into that certain First Omnibus Amendment and Reaffirmation Agreement (the “First Omnibus Amendment Agreement”) with Jackson, which First Omnibus Amendment Agreement, among other things: (i) amends the Third Amended and Restated Note Purchase Agreement, (ii) provided for the issuance of a new 12% Senior Secured Promissory Note due October 14, 2024 (the “2023 Jackson Note” and together with the 2022 Jackson Note, the “Jackson Notes”) to Jackson, and (iii) joins certain subsidiaries of the Company to (a) the Pledge Agreement and (b) the Security Agreement, as either subsidiary guarantors or pledgors (as applicable) and amends certain terms and conditions of each of the Pledge Agreement and the Security Agreement.

Pursuant  to the terms of the Third Amended and Restated Note Purchase Agreement as amended by the First Omnibus Amendment Agreement, simultaneously with the execution of the First Omnibus Amendment Agreement, the Company issued to Jackson a new 12% Senior Secured Promissory Note due October 14, 2024 (the “2023 Jackson Note”) in the principal amount of $2,000, the proceeds of which will be used by the Company to repay certain of its indebtedness, among others. Pursuant to the terms of the First Omnibus Amendment Agreement and the 2023 Jackson Note, the Company is required to pay interest on the 2023 Jackson Note at a per annum rate of 12%. In the event the Company has not repaid in cash at 50% of the outstanding principal balance of the 2023 Jackson Note on or before October 27, 2023, then interest on the outstanding principal balance of the 2023 Jackson Note will accrue at 16% per annum until the 2023 Jackson Note is repaid in full. All accrued and unpaid interest on the outstanding principal of the 2023 Jackson Note shall be due and payable in arrears in cash on a monthly basis.

In connection with the Third Amended and Restated Note Purchase Agreement, the Company issued to Jackson (i) 100,000 shares of its common stock and (ii) a warrant to purchase up to 24,332 shares of common stock at an exercise price of $3.06 per share which is exercisable six months from October 27, 2022, and expires on October 27, 2027.

Additionally, on October 27, 2022, in connection with the entry into the Third Amended and Restated Note Purchase Agreement, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Amended and Restated Warrant Agreement, dated April 25, 2018 (as amended prior to Amendment No. 4, the “Existing Warrant”), with Jackson. Pursuant to the Existing Warrant and after giving effect to the 1-for-6 reverse stock split, effectuated by the Company on June 30, 2021 and the Reverse Stock Split, effectuated by the Company on June 24, 2022, Jackson was entitled to purchase 15,093 shares of common stock at an exercise price of $60.00 per share. Pursuant to Amendment No. 4, the exercise price of the Existing Warrant was reduced to $3.06 per share and the term extended to January 26, 2028.

Credit and Security Agreement with MidCap

On October 27, 2022, the Company entered into Amendment No. 27 (“Amendment No. 27”) and Joinder Agreement to the Credit and Security Agreement (the “Credit and Security Agreement”) with MidCap Funding IV Trust, as agent for the lenders (as successor by assignment to MidCap Funding X Trust, “MidCap”), dated April 8, 2015, which amended the Credit and Security Agreement. Amendment No. 27, among other things, (i) increases the revolving loan commitment amount from $25 million to $32.5 million (the “Loan”), (ii) extends the commitment expiry date from October 27, 2022 to September 6, 2024, and (iii) modifies certain of the financial covenants. Pursuant to Amendment No. 27, as long as no default or event of default under the Credit and Security Agreement as amended by Amendment No. 27 exists, upon written request by the Company and with the prior written consent of the agent and lenders, the Loan may be increased by up to $10 million in minimum amounts of $5 million tranches each, for an aggregate loan commitment amount of $42.5 million.

In addition, Amendment No. 27 increased the applicable margin from 4.0% to 4.25%, with respect to the Loan (other than Letter of Credit Liabilities (as defined in the Credit and Security Agreement)), and from 3.5% to 3.75% with respect to the Letter of Credit Liabilities. Amendment No. 27 also replaces the interest rate benchmark from LIBOR to SOFR and provides that the Loan shall bear interest at the sum of a term-based SOFR rate (plus a SOFR adjustment of 0.11448%) plus the Applicable Margin, subject to certain provisions for the replacement of SOFR with an alternate benchmark in connection with SOFR no longer being provided by its administrator. Notwithstanding the foregoing, the SOFR interest rate shall not be at any time less than 1.00%.

On August 30, 2023, the Company and MidCap entered into Amendment No. 28 to Credit and Security Agreement (“Amendment No. 28”), which, among other things: (i) increases the applicable margin (a) from 4.25% to 4.50% with respect to the Loan (other than Letter of Credit Liabilities) and (b) from 3.75% to 4.50% with respect to Letter of Credit Liabilities, (ii) revises the definition of borrowing base to include the amount of any reserves and/or adjustments provided for in the Credit and Security Agreement, including, but not limited to, the Additional Reserve Amount (as defined in the in Amendment No. 28), (iii) requires that the Company complies with a fixed charge coverage ratio of at least 1:00 to 1:00, and (iv) waives the existing event of default that occurred under the Credit and Security Agreement due to the Credit Parties’ failure to maintain the Minimum Liquidity amount for the fiscal month ending June 30, 2023 (each as defined in the Credit and Security Agreement).

In addition, pursuant Amendment No. 28, no later than five business days following the receipt of any cash proceeds from any equity issuance or other cash contribution from the Company’s equity holders, the Company shall prepay the Loan by an amount equal to (i) the sum of $1,300, less the current funded Additional Reserve Amount, multiplied by (ii) 50%.

In connection with Amendment No. 27, the Company paid to MidCap a modification fee of $135, after deducting certain credits and fees paid in connection with previous amendments to the Credit and Security Agreement and certain waiver agreements and agreed to pay reasonable costs and fees of MidCap’s legal counsel in connection with Amendment No. 27. On October 27, 2022, the Company drew down approximately $8 million on the Loan to pay off in full certain outstanding existing debt of Headway and its subsidiaries with respect to White Oak, which were acquired in May 2022 pursuant to the Headway Acquisition. In connection with Amendment No. 28, the Company paid MidCap (i) a modification fee of $68, and (ii) $32 in overdue interest amount.

Amendment to Intercreditor Agreement with Jackson and MidCap

On October 27, 2022, in connection with the Third Amended and Restated Note Purchase Agreement, the Jackson Notes and Amendment No. 27, the Company, Jackson and MidCap entered into the Fifth Amendment to Intercreditor Agreement (the “Fifth Amendment”), which amended the Intercreditor Agreement, dated September 15, 2017, by and between the Company, Jackson and MidCap, as amended (the “Intercreditor Agreement”). The Fifth Amendment, among other things, permits the increase of the credit commitments under the Credit and Security Agreement as amended by Amendment No. 27 to $32.5 million.

On August 30, 2023, in connection with the Amendment Agreement, the 2023 Jackson Note and Amendment No. 28, we, Jackson, and MidCap entered into the Sixth Amendment to Intercreditor Agreement (the “Sixth Amendment”), which amended the Intercreditor Agreement, by and among the Company, Jackson and MidCap. The Sixth Amendment, among other things, provides for (i) consent by Jackson to the First Omnibus Amendment Agreement and (ii) consent by Jackson to Amendment No. 28.

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

On September 1, 2023, the investor entered into an inducement offer whereby the exercise price was further reduced to $0.83. On the same day, the investor was granted new warrants, 5,522,340 warrant shares at an exercise price of $0.83 with an expiration date of September 30, 2028.

Year Ended December 30, 2023 Compared to Year Ended December 31, 2022

	Twelve Months Ended		Twelve Months Ended
	December 30, 2023	% of Revenue	December 31, 2022	% of Revenue	Growth
Revenue	$190,876	100.0%	$184,884	100.0%	3.2%
Cost of revenue	162,347	85.1%	152,135	82.3%	6.7%
Gross profit	28,529	14.9%	32,749	17.7%	-12.9%
Operating expenses	40,115	21.0%	34,515	18.7%	16.2%
Gain (Loss) from operations	(11,586)	-6.1%	(1,766)	-1.0%	556.0%
Other (expenses) income	(5,137)	-2.7%	(2,954)	-1.6%	73.9%
Loss from discontinued operations	(9,014)	-4.7%	(12,496)	-6.8%	-27.9%
Benefit (Provision) for income taxes	(304)	0.2%	222	-0.1%	-236.9%
Net (loss) income	$(26,041)	-13.6%	$(16,994)	-2.4%	53.2%

Revenue

For the year ended December 30, 2023 (“Fiscal 2023”), revenue increased by 3.2% to $190,876 as compared to $184,884 for the year ended December 31, 2022 (“Fiscal 2022”). Of that increase, $23,554 was attributable to the Headway Acquisition, organic revenue declined by $17,512 from the prior year. Our Commercial Staffing business consists of our Monroe Staffing Services and Key Resources brands while our Professional Staffing business is made up of Lighthouse Professional Services and Headway. The following graph shows how our business has become more balanced in 2023 versus 2022.

99.3% of our revenue in 2023 was for hourly paid workers (either temporary contracts or EOR) and was essentially unchanged against the 99.1% split in 2022.

Gross profit and gross margin

The main differences between revenue and gross profit are the payroll and related tax/benefits/burden costs of our temporary contracting/payrolling/EOR workforce. As Direct Hire has none of these costs its revenue and gross profit are the same. Our direct hire gross profit dropped from $1,663 in 2022 to $1,281 in 2023 as the increase in post-Covid hiring ended.

Gross profit for the year ended December 30, 2023, was $28,529, a decrease of 12.9% from $32,749 from the year ended December 31, 2022, representing gross margin of 14.9% and 17.7% for each period, respectively. There are a number of moving parts within the analysis of our gross profit. The following charts show the same breakdown between our Professional and Commercial segments

2023 Gross Profit Split
58.8%
41.2%
Professional Staffing
Commercial Staffing

2022 Gross Profit Split
59%
41%
Professional Staffing
Commercial Staffing

2023 Gross Profit Split
95.3%
4.7%
Temp/Contracting
Direct Hire

2022 Gross Profit Split
95.0%
5.0%
Temp/Contracting
Direct Hire

The Headway business is affected by political cycles. As the year ended December 31, 2022 year involved more interim elections than the year ended December 30, 2023, the EOR business as related to election research was higher in Fiscal 2022 as compared to Fiscal 2023. As the gross margin for the EOR business is lower than traditional recruiting an increase in revenue in this business segment does not always reflect an increase in gross profit overall when the mix of products being sold skews towards EOR. The gross margins for our Commercial Staffing business was 18.3% and while Professional Staffing was 11.8% as compared to 17.7% and 17.7% in such segments for the year ended December 31, 2022, respectively. In the year ended December 30, 2023 Headway delivered a gross margin of 9.6% while Lighthouse contributed 25.2%. The EOR business requires significantly less internal resources to manage and deliver versus traditional staffing and, therefore, its contribution at the AEBITDA level is comparable.

Operating expenses

Operating expenses for the year ended December 30, 2023, were $40,115 an increase of 21.0% from $34,515 for the year ended December 31, 2022. The increase was a reflection of the integration of Headway into the group and also headcount reductions recognizing the challenged economic environment in which the whole staffing industry faced in 2023.

Other (Expenses) Income

Other (expenses) income including the loss for discontinued operations for the year ended December 30, 2023, were ($14,151), a decrease of 7.4% from ($15,450) for the year ended December 31, 2022. The decrease was driven primarily by interest expense, divesting of the UK business, restructuring costs, legal fees and insurance restructuring. During Q4 2023 the Board decided to discontinue its operation in the UK and Grant Thornton UK LLP was engaged in December to manage any possible Administration process related to the discontinuation. In January 2024, a Notice of Intention to Appoint an Administrator was filed with High Court of Justice and the Administrator was appointed on February 12, 2024, and the UK operations were then sold. As a consequence, we have noted the impact on our Financial Statements of a charge for the discontinued operation of $9,014. Interest expense and amortization of debt discount and deferred financing costs were $5,461 in the year ended December 30, 2023, compared with $3,680 in the year ended December 31, 2022, with increases due to the floating rates of interest governing the Company’s asset-based lines of credit being substantially offset by reductions in secured indebtedness relating to the issuance of equity securities during both fiscal periods. Other income of $324 for the year ended December 30, 2023 related primarily to a prior year overstated tax liability accrual as compared to $726 for the year ended December 31, 2022.

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

The following table details Revenue and Gross Profit by Business Streams:

	Twelve Months Ended
	December 30, 2023	Mix	December 31, 2022	Mix

Revenue
Commercial Staffing - US	$91,874	48%	$108,205	59%
Professional Staffing - US	99,002	52%	76,679	41%
Total Service Revenue	$190,876		$184,884

Gross Profit
Commercial Staffing - US	$16,805	59%	$19,182	59%
Professional Staffing - US	11,724	41%	13,567	41%
Total Gross Profit	$28,529		$32,749

Gross Margin
Commercial Staffing - US	18.3%		17.7%
Professional Staffing - US	11.8%		17.7%
Total Gross Margin	14.9%		17.7%

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

	Twelve Months Ended
	December 30, 2023	December 31, 2022
Net loss	$(26,041)	$(16,994)

Interest expense	5,009	3,077
Expense (benefit) from income taxes	304	(222)
Depreciation and amortization	1,901	1,959
EBITDA loss	$(18,827)	$(12,180)

Acquisition, capital raising and other non-recurring expenses (1)	15,609	6,169
Other non-cash charges (2)	195	790
Disposition of UK	9,014	12,496
Other loss	(324)	(726)
Adjusted EBITDA	$5,667	$6,549

Adjusted Gross Profit	$28,529	$32,749

Adjusted EBITDA as percentage of Adjusted Gross Profit	19.9%	20.0%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business. Due to government mandated restrictions, the Company had to temporarily close some of its offices and, due to social distancing restrictions, could not make full use of these facilities for significant periods of time during the year ended January 1, 2022.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

Operating Leverage This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in Gross Profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of the Company’s efficiency for converting incremental gross profit into Adjusted EBITDA.

	December 30, 2023	December 31, 2022

Gross Profit - TTM (Current Period)	$28,529	$32,749
Gross Profit - TTM (Prior Period)	32,749	33,867
Gross Profit – Growth (Decline)	$(4,220)	$(1,118)

Adjusted EBITDA - TTM (Current Period)	$5,667	$6,549
Adjusted EBITDA - TTM (Prior Period)	6,549	2,434
Adjusted EBITDA – Growth (Decline)	$(883)	$4,115

Leverage Ratio This measure is calculated as Total Debt, Net, gross of any Original Issue Discount, divided by Pro Forma Adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of the Company’s ability to service its debt prospectively.

	December 30, 2023		December 31, 2022

Total Term Debt, Net	$18,453		$17,303
Addback: Total Debt Discount and Deferred Financing Costs	663		962
Total Debt	$19,116		$18,265

TTM Adjusted EBITDA	$5,667		$6,549

Pro Forma TTM Adjusted EBITDA	$5,667		$6,549

Pro Forma Leverage Ratio	3.37	x	2.79	x

Operating Cash Flow Including Proceeds from Accounts Receivable Financing This measure is calculated as net cash (used in) provided by continuing operating activities plus net proceeds from accounts receivable financing. Because much of the Company’s temporary payroll expenses are paid weekly and in advance of clients remitting payment for invoices, operating cash flow is often weaker in staffing companies where revenue and accounts receivable are growing. Accounts receivable financing is essentially an advance on client remittances and is primarily used to fund temporary payroll. As such, we believe this measure is helpful to investors as an indicator of the Company’s underlying operating cash flow.

	Twelve Months Ended
	December 30, 2023	December 31, 2022

Net cash flow used in continuing operating activities	$(13,794)	$(18,177)

Repayments on accounts receivable financing	(3,510)	(2,624)

Net cash used in operating activities including proceeds from accounts receivable financing	$(17,304)	$(20,801)

The Leverage Ratio and Operating Cash Flow Including Proceeds from Accounts Receivable Financing should be considered together with the information in the “Liquidity and Capital Resources” section, immediately below.

Liquidity, Capital Resources and Going Concern

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

For the year ended December 30, 2023, the Company had a working capital deficit of $45,419, an accumulated deficit of $127,056, and a net loss of $26,041.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has unsecured payments due in the next 12 months associated with a historical acquisition and secured current debt arrangements representing approximately $18,453 which are in excess of cash and cash equivalents on hand as of December 30, 2023, in addition to funding operational growth requirements. Historically, the Company has funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If the Company is unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

In addition, beginning in January 2024 the Company has numerous contractual lease obligations representing an aggregate of approximately $5,248 related to current lease agreements. The Company intends to fund the majority of this by a combination of cash flow from operations, as well as the raising of capital through additional debt or equity.

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

Operating activities

For Fiscal 2023, net cash used in operating activities of $11,667 was primarily attributable to changes in operating assets and liabilities totaling $7,088 and a net loss of $26,041, offset by non-cash adjustments of $5,159 and net cash provided by discontinued operations of $2,127. Changes in operating assets and liabilities primarily relate to a decrease in accounts receivable of $3,431, increase in accounts payable and accrued expenses of $4,508, decrease in other current liabilities of $152, decrease in other assets of $3,157, and decrease in prepaid expenses of $457, and a decrease in other long-term liabilities of $4,313. Non-cash add backs of $5,159 primarily relate to depreciation and amortization of intangible assets of $1,901, right of use assets depreciation of $1,317, amortization of debt discount and deferred financing of $452 and stock-based compensation of $1,393.

For Fiscal 2022, net cash used in operating activities of $9,331 was primarily attributable to changes in operating assets and liabilities totaling $5,474 and a net loss of $16,994, offset by non-cash adjustments of $4,291 and net cash provided by discontinued operations of $8,844. Changes in operating assets and liabilities primarily relate to an decrease in accounts receivable of $3,414, decrease in accounts payable and accrued expenses of $712, decrease in other current liabilities of $439, increase in other assets of $2,178, and increase in prepaid expenses of $1,768, offset by increase in accounts payable – related party of $218 and decrease in other long-term liabilities of $4,009. Non-cash add backs of $4,291 primarily relates to depreciation and amortization $1,959, right of use assets depreciation of $1,390, amortization of debt discount and deferred financing of $603 and stock-based compensation of $623.

Investing activities

For Fiscal 2023, net cash flows used in investing activities was $2,028, primarily due to the disposal of the UK operation $1,708 and the purchase of fixed assets of $320.

For Fiscal 2022, net cash flows provided by investing activities was $1,702, primarily due to the Headway Acquisition. Acquisition of business net of cash acquired totaled $2,498, offset by equipment purchases of $215 and discontinued operations of $581.

Financing activities

For Fiscal 2023, net cash flows provided by financing activities totaled $10,711, of which $4,993 related to proceeds from common stock, $2,000 related to proceeds from term loan, $2,292 related to proceeds from a warrant inducement offset by $738 of repayments on term loan, $3,510 of repayments on accounts receivable financing, net, payment of third-party financing costs of $1,223 and $6,897 related to discontinued operations.

For Fiscal 2022, net cash flows provided by financing activities totaled $7,361, of which $4,013 related to proceeds from common stock, $67 related to proceeds from term loan, offset by $14 of repayments on term loan, $2,624 of repayments on accounts receivable financing, net, payment of third-party financing costs of $619, earnout payments $160 and $6,698 related to discontinued operations.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2023 and Fiscal 2022 include the measurement of credit losses, valuation of intangible assets, including goodwill, borrowing rate consideration for right-of-use (“ROU”), liabilities associated with earn-out obligations, testing long-lived assets for impairment, valuation reserves against deferred tax assets and penalties in connection with outstanding payroll tax liabilities, stock based compensation and fair value of warrants and options.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Known Trends, Events and Uncertainties

Demand for staffing and permanent placement services is highly dependent on growth in specific industries, geographic economic activity, workforce flexibility trends, and the overall strength of the economy. This creates a high degree of volatility in the industry based on overall economic conditions. Historically, economic recovery periods have resulted in growth primarily in the temporary contractor segment. It is uncertain whether this trend will continue or whether the reopening of key contractor industries will present a recovery that is more in line with historical trends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the

Board of Directors of

Staffing 360 Solutions, Inc. and subsidiaries

New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Staffing 360 Solutions, Inc. and its subsidiaries (the Company) as of December 30, 2023, the related consolidated statement of operations, stockholders’ deficit and cash flows for the year ended December 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023, and the results of its operations and its cash flow for the year ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial operating losses and will require additional capital to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Retrospective Adjustment for Disposal of Operations in the United Kingdom (UK)

We also have audited the retrospective adjustments to the 2022 consolidated financial statements to retrospectively apply the reclassifications to discontinued operations the Company’s UK operations for the year ended December 31, 2022, as described in Note 19. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to these retrospective adjustments for the discontinued operations and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

Basis for Opinion

These financial statement are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Other Intangibles Impairment Assessments

Critical Audit Matter Description

As described in Note 7 to the consolidated financial statements, the Company’s goodwill asset balance was $19,891 as of December 30, 2023. As described in Note 6, the Company also has amortizable identifiable intangible assets of $11,193 which are being amortized over their estimated useful lives. Management tests these assets annually for impairment or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. Management uses a weighted approach to estimate the fair value of its reporting unit.

The principal considerations for our determination that performing procedures relating to the goodwill and intangible asset impairment assessments is a critical audit matter because (i) the significant judgment used by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

●	These procedures included, among others, (i) testing management’s process for determining the fair value estimates; (ii) testing the completeness and accuracy of the underlying data used in the market approach; and (iii) evaluating the reasonableness of the significant assumptions used by management related to market multiples, peer group and comparable transaction selection and selection of relevant financial matrices for concluding the fair value of reporting unit and future levels of revenue growth.
●	Evaluating management’s assumptions related to the future levels of revenue growth involved evaluating whether the assumptions were reasonable considering (i) current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
●	Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach and (ii) the reasonableness of significant assumptions related to the market multiples, peer group and comparable transaction selection and selection of relevant financial matrices for concluding the fair value of reporting unit and future levels of revenue growth.

/s/ RBSM LLP

We have served as the Company’s auditor since 2024.

New York, NY

June 11, 2024

PCAOB ID Number 587

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Staffing 360 Solutions, Inc.:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 19, the accompanying consolidated balance sheet of Staffing 360 Solutions, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). The 2022 consolidated financial statements before the effects of the adjustments described in Note 19 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 19, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 19 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

/s/ Baker Tilly US, LLP

We served as the Company’s auditor from 2022 to 2023.

Uniondale, New York

May 19, 2023

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and par values)

	As of	As of
	December 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$721	$1,455
Accounts receivable, net	17,783	21,310
Prepaid expenses and other current assets	1,080	1,537
Current assets held for sale	9,116	10,689
Total Current Assets	28,700	34,991

Property and equipment, net	536	471
Goodwill	19,891	19,891
Intangible assets, net	11,193	12,839
Other assets	5,592	7,789
Right of use asset	4,813	5,678
Total Assets	$70,725	$81,659
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$13,976	$10,734
Accrued payroll taxes	6,193	3,189
Accrued expenses - related party	257	218
Current Debt - related party	9,826	-
Redeemable Series H preferred stock, net	8,627	-
Earnout liabilities	9,054	8,344
Accounts receivable financing	14,698	18,176
Leases - current liabilities	1,035	1,044
Other current liabilities	376	2,856
Current liabilities held for sale	10,077	6,403
Total Current Liabilities	74,119	50,964

Long-term debt – Related party	-	8,661
Redeemable Series H preferred stock, net	-	8,393
Leases - non current	4,213	5,110
Other long-term liabilities	203	178
Total Liabilities	78,535	73,306

Commitments and contingencies	—	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Common stock, $0.00001 par value, 250,000,000 shares authorized; 5,601,020 and 2,629,199 shares issued and outstanding, as of December 30, 2023 and December 31, 2022, respectively	1	1
Additional paid in capital	119,214	111,586
Accumulated other comprehensive (loss) income	31	(2,219)
Accumulated deficit	(127,056)	(101,015)
Total Stockholders’ (Deficit) Equity	(7,810)	8,353
Total Liabilities and Stockholders’ (Deficit) Equity	$70,725	$81,659

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share and per share values)

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
Revenue	$190,876	$184,884

Cost of Revenue, excluding depreciation and amortization stated below	162,347	152,135

Gross Profit	28,529	32,749

Operating Expenses:
Selling, general and administrative expenses	38,214	32,556
Depreciation and amortization	1,901	1,959
Total Operating Expenses	40,115	34,515

Net Loss From Operations	(11,586)	(1,766)

Other (Expenses) Income:
Interest expense	(5,009)	(3,077)
Amortization of debt discount and deferred financing costs	(452)	(603)
Other income, net	324	726
Total Other Income (Expenses), net	(5,137)	(2,954)

Net Operating Loss	(16,723)	(4,720)

Discontinued Operations	(9,014)	(12,496)

Net Loss Before Benefit from Income Tax	(25,737)	(17,216)

Benefit (Provision) from Income taxes	(304)	222

Net Loss	(26,041)	(16,994)

Net Loss Attributable to Common Stockholders	$(26,041)	$(16,994)

Net Loss Attributable to Common Stockholders - Basic	$(5.40)	$(8.04)

Weighted Average Shares Outstanding – Basic	4,821,318	2,113,509

Earnings allocated to participating securities– Diluted (Footnote 3)	$(26,041)	$(16,994)

Earnings Income (Loss) per Share Attributed to Common Stockholders - Diluted	$(5.40)	$(8.04)

Weighted Average Shares Outstanding – Diluted	4,821,318	2,113,509

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(All amounts in thousands)

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
Net Loss	$(26,041)	$(16,994)

Other Comprehensive (Loss) Income
Foreign exchange translation adjustment	2,250	(2,381)
Comprehensive Loss Attributable to the Company	$(23,791)	$(19,375)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total
	Common Stock		capital	income (loss)	Deficit	Equity
Balance, January 1, 2022	1,758,835	$1	$107,183	$162	$(84,021)	$23,325
Shares issued to/for:
Employees, directors and consultants	99,000	—	623	—	—	623
Sales of common stock and warrants, net	657,858	—	3,433	—	—	3,433
Shares issued to related party	100,000		257			257
Warrants issued to related party			60			60
Modification of warrants issued to related party			30			30
Warrants Modification			837			837
Equity issuance cost			(837)			(837)
Retrospective effect of 1:10 reverse stock split on June 24, 2022	13,506					—
Foreign currency translation gain	—	—	—	(2,381)	—	(2,381)
Net loss	—	—	—	—	(16,994)	(16,994)
Balance, December 31, 2022	2,629,199	$1	$111,586	$(2,219)	$(101,015)	$8,353

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(All amounts in thousands, except share and par values)

	Shares	Par Value	Additional paid in	Accumulated other comprehensive	Accumulated	Total (Deficit)
	Common Stock		capital	income	Deficit	Equity
Balance, December 31, 2022	2,629,199	$1	$111,586	$(2,219)	$(101,015)	$8,353
Shares issued to/for:
Employees, directors and consultants	337,305	—	1,393	—	—	1,393
Sale of common stock and warrants	1,884,516	—	4,113	—	—	4,113
Warrants Exercised	550,000		1,994			1,994
Shares issued in connection with debt - related party	200,000		128			128
Foreign currency translation loss	—	—	—	2,250	—	2,250
Net loss	—	—	—	—	(26,041)	(26,041)
Balance, December 30, 2023	5,601,020	$1	$119,214	$31	$(127,056)	$(7,810)

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	December 30, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26,041)	$(16,994)
Adjustments to reconcile net loss income to net cash used in operating activities:
Depreciation and amortization	1,901	1,959
Amortization of debt discount and deferred financing costs	452	603
Bad debt expense	96	(284)
Right of use assets depreciation	1,317	1,390
Stock based compensation	1,393	623
Changes in operating assets and liabilities:
Accounts receivable	3,431	3,414
Prepaid expenses and other current assets	457	(1,768)
Other assets	3,157	(2,178)
Accounts payable and accrued expenses	4,508	(712)
Accounts payable, related party	—	218
Other current liabilities	(152)	(439)
Other long-term liabilities and other	(4,313)	(4,009)
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(13,794)	(18,177)
Net cash provided by discontinued operating activities:	2,127	8,844
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(11,667)	(9,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(320)	(215)
Acquisition of business, net of cash acquired	—	2,498
NET (USED IN) CASH PROVIDED BY CONTINUING INVESTING ACTIVITIES	(320)	2,283
Net cash used in discontinued investing activities	(1,708)	(581)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,028)	1,702

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	(1,223)	(619)
Repayment of term loan	(738)	(14)
Proceeds from term loan	2,000	67
Repayments on accounts receivable financing, net	(3,510)	(2,624)
Warrant Inducement	2,292	—
Proceeds from sale of common stock	4,993	4,013
Payments made on earnouts	—	(160)
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	3,814	663
Net cash provided by discontinued financing activities	6,897	6,698
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,711	7,361

NET DECREASE IN CASH	(2,984)	(270)

Effect of exchange rates on cash	2,250	(2,381)

Cash - Beginning of year	1,455	4,106

Cash - End of year	$721	$1,455

The accompanying notes are an integral part of these consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED DECEMBER 30, 2023 AND DECEMBER 31, 2022

(All amounts in thousands)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

We are incorporated in the state of Delaware. We are a public company in the domestic staffing sector. Our\business model is based on finding and acquiring suitable, mature, profitable, operating, U.S. -based staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration (“Professional”) and light industrial (“Commercial”) disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed ten acquisitions since November 2013. In February 2024 the Company disposed of its UK operations accordingly, all of the figures, including share and per share information, except where specifically referenced have been revised to reflect only the results of continuing operations

The Company focuses on five strategic verticals that represent sub-segments of the staffing industry. These five strategic pillars, Accounting & Finance, Information Technology, Engineering, Administration, and Commercial are the basis for the Company’s sales and revenue generation and its growth acquisition targets. The Headway Acquisition (as defined herein) in May 2022 added 12.7% in revenue, or $23.5 million to $184.9 million of revenue delivered in 2022. The non-Headway business showed a reduction in revenue of $17.5 million, principally in the Commercial Staffing Business Stream.

The Headway business included approximately $60 million in EOR (“Employer of Record”) service contracts. EOR projects are typically large volume, long-term providing HR outsourcing of payroll and benefits for a contingent workforce. EOR projects, while priced with lower gross margin percentages than traditional temporary staffing assignments, yield a comparable contribution as a result of lower costs to deliver these services. Typical contribution for EOR projects would be 80-85% of the gross profit earned, compared to 40-50% for traditional staffing which negates the impact of lower gross margins. This EOR service offering could be easily added to the Company’s other Brands, providing for a growth element within the existing client base. The Headway business also brought an active workforce in all 50 states in the US, as well as Puerto Rico and Washington DC. This will provide for potential expansion of accounts for all brands in the group’s portfolio (“Brands”).

The Company has developed a centralized, sales and recruitment hub. The addition of Headway, with its single office, and nationwide coverage for operations, supports and accelerates the Company’s objective of driving efficiencies through the use of technology, deemphasizing bricks and mortar, supporting more efficient and cost-effective service delivery for all Brands.

The Company has a management team with significant operational and M&A experience. The combination of this management experience and the increased opportunity for expansion of its core brands with EOR services and nationwide expansion, provide for the opportunity of significant organic growth, while plans to continue its business model, finding and acquiring suitable, mature, profitable, operating staffing companies continues.

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

Year End

The Company’s fiscal year end follows a 52-53-week year ending on the Saturday closest to the 31st of December. This report is for the period from January 1, 2023 to December 30, 2023 (“Fiscal 2023”). The prior year’s report was for the period from January 2, 2022 to December 31, 2022, (“Fiscal 2022”).

Liquidity

The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us. As shown in the accompanying financial statements as of the year ended December 30, 2023, the Company has an accumulated deficit of $127,056 and a working capital deficit of $45,419. At December 30, 2023, we had total gross debt of $19,116 and $721 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

Due to the timing of select liabilities coming due we are in discussion with our lenders to determine the best manner to settle these liabilities.

The entire outstanding principal balance of the Jackson Notes, which is $10,116 as of December 30, 2023, shall be due and payable on October 14, 2024. The debt represented by the Jackson Notes continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended. The Company also has a $32,500 revolving loan facility with MidCap. The MidCap Facility has a maturity date of September 6, 2024.

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

The Board of the Company is reviewing all of the strategic options open to it in determining how to resolve the Going Concern qualification and will update Stockholders as and when any material solution has been determined and ready to be acted upon. These solutions may include, but are not limited to, the restructuring of debt and raising of additional debt, management of expenditures, raising of additional equity, potential dispositions of assets, in addition to what has already happened in disposing of the UK operation to protect cashflows.

The Company’s negative working capital and liquidity position combined with the uncertainty generated by the economic reaction to the COVID-19 pandemic  raise substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for Fiscal 2023 and Fiscal 2022 include the measurement of credit losses, valuation of intangible assets, including goodwill, borrowing rate consideration for right-of-use (“ROU”), liabilities associated with earn-out obligations, testing long-lived assets for impairment, valuation reserves against deferred tax assets and penalties in connection with outstanding payroll tax liabilities, stock based compensation and fair value of warrants and options.

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

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue in Fiscal 2023 was comprised of $189,595 of temporary contractor revenue and $1,281 of permanent placement revenue compared with $183,262 of temporary contractor revenue and $1,622 of permanent placement revenue for Fiscal 2022, respectively. Refer to Note 15 for further details on breakdown by segments.

Taxes Collected from Customers and Remitted to Governmental Agencies

The Company records taxes on customer transactions due to governmental agencies as a receivable and a liability on the consolidated balance sheets. Sales taxes are recorded net on the consolidated statement of operations.

Advertising Costs

Costs for advertising are expensed when incurred. Advertising expenses for the Company were $769 and $1,444 for Fiscal 2023 and 2022, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions. The Company had no cash equivalents at the end of Fiscal 2023 or Fiscal 2022.

Accounts Receivable

Accounts receivables are presented net of an allowance for credit losses for estimated losses. On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The Company reviews the accounts receivable on a periodic basis by evaluating the age of the balance, a customer’s historical payment history, its current creditworthiness and current economic trends. The Company then records general and specific allowances when there is doubt as to the collectability of individual balances. Accounts are written off after all efforts to collect have been exhausted. As of the end of Fiscal 2023 and the end of Fiscal 2022, the Company had an allowance for credit losses of $75 and $48, respectively.

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits such as income tax expense.

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

Business Combinations

In accordance with ASC 805, “Business Combinations,” the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed, and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

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

The table below represents a rollforward of the Level 3 contingent consideration:

Contingent Consideration
Balance at January 1, 2022	$4,054

Headway deferred consideration	4,290

Balance at December 31, 2022	$8,344

Headway Earnout	710
Balance at December 30, 2023	$9,054

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants the Company has privately placed were estimated using a Black Scholes model. Refer to Note 13 for further details.

Treasury Stock Method

The Company is using the treasury stock method in our calculation of diluted earnings per share. Due to this application, the warrants and options outstanding are anti-dilutive due to their strike price in relation to the Company’s stock price.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

NOTE 3 – LOSS PER COMMON SHARE

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	December 30, 2023	December 31, 2022
Numerator:
Net Operating Loss	$(17,027)	$(4,498)
Net Loss from Discontinued Operations	(9,014)	(12,496)
Net Loss Attributable to Common Equity	$(26,041)	$(16,994)

Denominator:
Weighted average basic common shares outstanding	4,821,318	2,113,509
Weighted average additional common shares outstanding if preferred shares converted to common shares (if dilutive)	—
Total weighted average common shares outstanding if preferred shares converted to common shares	4,821,318	2,113,509

Income per common share:
Basic
Continuing Operations	$(3.53)	$(2.13)
Discontinued Operations	$(1.87)	$(5.91)
Basic Loss Per Share	$(5.40)	$(8.04)
Diluted
Continuing Operations	$(3.53)	$(2.13)
Discontinued Operations	$(1.87)	$(5.91)
Diluted Loss Per Share	$(5.40)	$(8.04)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 30, 2023	December 31, 2022
Computer software	$92	$92
Office equipment	1,307	1,557
Computer equipment	96	96
Furniture and fixtures	883	876
Leasehold improvements	144	144
Total property and equipment, gross	2,522	2,765
Accumulated depreciation	(1,986)	(2,294)
Total property and equipment, net	$536	$471

Depreciation expense for Fiscal 2023 and Fiscal 2022 was $81 and $430, respectively.

NOTE 5 – OTHER NON-CURRENT ASSETS

The following provides a breakdown of other non-current assets:

	December 30, 2023	December 31, 2022
Collateral associated with workers’ compensation insurance	$5,570	6,027
Other non-current assets	22	1,762
Total	$5,592	$7,789

NOTE 6 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	December 30, 2023
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$8,282	$2,215	$18,953	$29,450
Accumulated amortization	(4,928)	(2,215)	(11,114)	(18,257)
Intangible assets, net	$3,354	-	$7,839	$11,193

	December 31, 2022
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$8,217	$2,134	$18,826	$29,177
Accumulated amortization	(4,315)	(2,134)	(9,889)	(16,338)
Intangible assets, net	$3,902	$-	$8,937	$12,839

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

As of December 30, 2023, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended December	Amount
2024	$1,797
2025	1,728
2026	1,580
2027	1,580
2028	1,333
Thereafter	3,175
Total	$11,193

Amortization of intangible assets for the period ended Fiscal 2023 and Fiscal 2022 was $1,820 and $1,529, respectively. The weighted average useful life remaining of intangible assets remaining is 6 years.

NOTE 7 – GOODWILL

The following table provides a roll forward of goodwill:

	December 30, 2023	December 31, 2022
Beginning balance, gross	$19,891	$31,478
Acquisition	-	7,808
Accumulated disposition	-	(1,577)
Accumulated impairment losses	-	(16,073)
Currency translation adjustment	-	(1,745)
Ending balance, net	$19,891	$19,891

Goodwill by reportable segment is as follows:

	December 30, 2023	December 31, 2022
Professional Staffing - US	$14,031	$14,031
Commercial Staffing - US	5,860	5,860
Ending balance, net	$19,891	$19,891

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

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following provides a breakdown of accounts payable and accrued expenses:

	December 30, 2023	December 31, 2022
Accounts payable	$4,630	$4,147
Accrued payroll and bonuses	3,596	4,139
Other accrued expenses	5,750	2,448
Total	$13,976	$10,734

The following is a breakdown of Accrued payroll taxes:

	December 30, 2023	December 31, 2022
Accrued Taxes Payable	$5,499	$3,189
Interest on Payroll Taxes Payable	107	-
Penalties on Payroll Taxes Payable	587	-
Total	$6,193	$3,189

NOTE 9 – ACCOUNTS RECEIVABLE FINANCING

Midcap Funding X Trust

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including covenants to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect its intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of its organizational documents. Due to the timing of select liabilities coming due we are in discussion with our lenders to determine the best manner to settle these liabilities.

The balance of the MidCap facility as of December 30, 2023 and December 31, 2022 was $14,698 and $18,176, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheet.

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

Under the terms of the White Oak Agreement, the maximum borrowing capacity was $10,000, The borrowing base was defined as the sum of the following: (a) 95% of the eligible ordinary receivables, as defined, and (b) the lessor of (i) $3,000 or (ii) 95% of the Company’s outstanding eligible unbilled receivables, as defined, less the sum of the following: (c) 100% of the undrawn amount of all letters of credit outstanding, (d) the special availability reserve, (e) the quarterly tax reserve and (f) the amount all other availability reserves in effect as such time. The line of credit bears interest at LIBOR plus 5.00% with a floor of 7.00% (7.00% at December 31, 2021) on all outstanding balances and 0.25% for any unused portion of the line of credit. At December 31, 2022, borrowings of $0 were outstanding under the credit facility.

From time to time, White Oak caused letters of credit to be opened to be issued for Headway’s benefit. The aggregate face amount of all letters of credit outstanding became the letter of credit reserve, which reduced the borrowing base under the Agreement. Under the terms of the agreement the letter of credit sub-line was not to exceed $2,000. The Company was required to pay interest monthly on the face amount of all letters of credit at a rate of LIBOR plus 6.25%. At December 31, 2022, there were $0 of standby letters of credit that had been issued.

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

Under ASU 2016-16, “Statement of Cash Flows (Topic 230, Classification of Certain Cash Receipts and Cash Payments, a consensus of the FASB Emerging Issues Task Force), the upfront portion of the sale of accounts receivable is classified within operating activities, while the deferred purchase price portion (or beneficial interest), once collected, is classified within investing activities. For the fiscal years ended December 30, 2023, and December 31, 2022, the collection of UK factoring facility deferred purchase price totaled $6,987 and $6,825, respectively.

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

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on our preliminary estimates of their fair values on the acquisition date. The fair values assigned in the allocation of purchase price included in the table below are based on information that was available as of the date of the acquisition and are based on the information that was available.

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

NOTE 11 – DEBT

	December 30, 2023	December 31, 2022
Jackson Investment Group - related party	$10,116	$9,016
Redeemable Series H Preferred Stock	9,000	9,000
Total Debt, Gross	19,116	18,016
Less: Debt Discount and Deferred Financing Costs, Net	(663)	(962)
Total Debt, Net	18,453	17,054
Less: Non-Current Portion - Related Party	-	(8,661)
Less: Non-Current Portion	-	(8,393)
Total Current Debt, Net	$18,453	$-

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

Under the terms of the Third Amended and Restated Note Purchase Agreement and Jackson Notes, the Company is required to pay interest on the Jackson Notes at a per annum rate of 12% and in the event the Company has not repaid in cash at least 50% of the outstanding principal balance of the Jackson Notes by October 27, 2023, then interest on the outstanding principal balance of the Jackson Notes shall continue to accrue at 16% per annum of the outstanding principal balance of the Jackson Note until the Jackson Note is repaid in full. The Third Amended and Restated Note Purchase Agreement also extends the maturity date of the Jackson Notes from October 28, 2022 to October 14, 2024.

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

In addition, pursuant to the terms of the Third Amended and Restated Note Purchase Agreement, until all principal interest and fees due pursuant to the Third Amended and Restated Note Purchase Agreement and the Jackson Notes are paid in full by the Company and are no longer outstanding, Jackson shall have a first call over 50% of the net proceeds from all common stock equity raises the Company conducts, which shall be used to pay down any outstanding obligations due pursuant to the Note Documents. The Jackson Notes continues to be secured by substantially all of the Company and its subsidiaries’ assets as a second lien holder to Midcap in the US, pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended, and as further amended by the Omnibus Agreement on October 27, 2022.

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

Pursuant to the agreement, if on or prior to September 30, 2023, the Company pays an aggregate of $11,340 (the “Agreed Amount”) to the holders of the Series H Preferred Stock and Chapel Hill for the redemption of the 9,000,000 shares of Series H Preferred Stock issued and outstanding with the remaining amount to be paid to Chapel Hill, less $525 to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey, then the Company’s obligation to redeem the Series H Preferred Stock pursuant to the Purchase Agreement and Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock, as amended (the “Series H COD”), shall be deemed satisfied, and the contingent liabilities, covenants and indemnification obligations of the Company pursuant to the Purchase Agreement shall be extinguished and of no further force and effect.

Pursuant to the agreement, if on or prior to September 30, 2023, the Company does not redeem the Series H Preferred Stock and remit the Contingent Payment (as defined in the Headway Purchase Agreement), then the Company shall make the Contingent Payment in the amount of $5,000, as set forth in the Purchase Agreement, in five equal installments of $1,000 each, less $134 per installment to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey (the “Contingent Payment Installments”), with such Contingent Payment Installments to be made on or before December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 (each such date, a “Contingent Installment Payment Date”). On each Contingent Installment Payment Date, the Company shall additionally redeem 100,000 shares of Series H Preferred Stock at a price per share equal to $0.0000001 per share. The contingent payments due on December 31, 2023 and March 31, 2023 were not paid.

Pursuant to the Letter Agreement, the Company shall also have no obligation to pay the Preferred Dividend (as defined in the Series H COD) on June 30, 2023, September 30, 2023 and December 31, 2023.

NOTE 12 – LEASES

As of December 30, 2023 and December 31, 2022, we recorded a right of use (“ROU”) lease asset of approximately $4,813 with a corresponding lease liability of approximately $5,248 and ROU lease asset of approximately $5,678 with a corresponding lease liability of approximately $6,154, respectively, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

In January 2023, the Company entered into a new lease agreement for an office lease in Danvers, MA for a term of 3 years. This resulted in increases to right of use assets and lease liabilities of $177. In July 2023, the Company entered into a new lease agreement for an office lease in Chelsea, MA for a term of 2 years. This resulted in increases to right of use assets and lease liabilities of $40.

Quantitative information regarding the Company’s leases for Fiscal 2023 is as follows:

Lease Cost	Classification	December 30, 2023	December 31, 2022
Operating lease cost	SG&A Expenses	$680	1,388
Other information
Weighted average remaining lease term (years)		3.78	4.30
Weighted average discount rate		7.00%	7.00%

Future minimum lease payment under non-cancelable leases as of December 30, 2023, were as follows:

Future Lease Payments
2023
2024	$1,358
2025	1,126
2026	1,021
2027	1,035
2028	1,072
Thereafter	663
$6,275
Less: Imputed Interest	1,027
$5,248

Leases - Current	$1,035
Leases - Non current	$4,213

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the ROU lease asset and associated lease liability that was appropriately stated in all material respects.

NOTE 13 – STOCKHOLDERS’ (DEFICIT) EQUITY

The Company issued the following shares of common stock during the twelve-month period ended December 30, 2023:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	1,884,516	$4,113	$2.65	$2.65
Employees	177,305	561	$2.82	$2.82
Board and committee members	160,000	155	$3.02	$9.65
Warrants Exercised per inducement letter	550,000	1,994	$0.83	$0.83
Shares issued in connection with debt – related party	200,000	128	$0.64	$0.64
	2,971,821	$6,951

The Company issued the following shares of common stock during the twelve-month period ended December 31, 2022:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	657,858	$4,013	$6.10	$6.10
Board and committee members	63,000	201	3.02	9.65
Related party shares	100,000	257	2.57	2.57
Consultants	36,000	113	3.02	7.40
	856,858	$4,584

The Company’s authorized common stock consists of 250,000,000 shares having a par value of $0.00001. As of the end of Fiscal 2023 and Fiscal 2022, the Company has issued and outstanding 5,601,020 and 2,629,199 common shares, respectively.

Increase of Authorized Common Stock

On December 27, 2023, stockholders approved an amendment to our Charter to increase the number of authorized shares of common stock, par value $0.00001, from 200,000,000 to 250,000,000 and to make a corresponding change to the number of authorized shares of capital stock

We previously had a total of 220,000,000 shares of capital stock authorized under our Charter, consisting of 200,000,000 shares of Common Stock and 20,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”). This approval allowed our Board to file the Common Stock Increase Amendment with the office of the Delaware Secretary of State, which has the effect of increasing the number of authorized shares of Common Stock from 200,000,000 to 250,000,000 and increasing the number of authorized shares of all classes of stock from 220,000,000 to 270,000,000. The number of shares of authorized Preferred Stock would remain unchanged.

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

Third Amended and Restated Note Purchase Agreement

On October 27, 2022, the Company entered into the Third Amended and Restated Note Purchase Agreement with Jackson, which amended and restated the Amended Note Purchase Agreement, dated October 26, 2020, as amended, and issued to Jackson the Jackson Notes, with a remaining outstanding principal balance of approximately $9.0 million.

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

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of Fiscal 2023, the Company has issued a total of 228,208 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In Fiscal 2023 and 2022, the Company recorded compensation expense associated with these restricted shares of $1,392 and $511, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

		Weighted
		Average
	Restricted Shares	Price Per Share
Outstanding at January 1, 2022	5,976	$50.00
Granted	63,000	3.20
Vested/adjustments	(384)	88.80
Outstanding at December 31, 2022	68,592	6.72
Granted	337,305	2.30
Vested/adjustments	(177,689)	2.88
Balance at December 30, 2023	228,208	$3.18

Series A Preferred Stock – Related Party

On January 21, 2020, the Company converted the shares of Series A Preferred Stock awarded to Mr. Briand into 271 shares of common stock. On January 8, 2021, the Company converted the shares awarded to Mr. Flood into 451 shares of common stock. The Company has $125 and $125 of dividends payable to Series A Preferred Stockholders at the end of Fiscal 2023 and Fiscal 2022, respectively.

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

The closing of the transactions contemplated pursuant to the Inducement Letter occurred on September 6, 2023 (the “Closing Date”). The Company received aggregate gross proceeds of approximately $2,292 from the exercise of the Existing Warrants by the Holder (the “Exercise”), before deducting placement agent fees and other offering expenses payable by the Company. The Company used 50% of the net proceeds from the Exercise to repay a portion of its outstanding obligations under the Jackson Notes and 50% of the net proceeds from the Exercise to repay a portion of its outstanding obligations pursuant to the Credit and Security Agreement with MidCap.

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

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2022	972,495	$26.88
Issued	1,404,478	5.83
Exercised	—	—
Expired or cancelled	(673,285)	26.84
Outstanding at December 31, 2022	1,703,688	9.61
Issued	8,631,937	1.40
Exercised	(2,761,170)	0.59
Expired or cancelled	(876,654)	5.85
Balance at December 30, 2023	6,697,801	$3.48

The following table summarizes warrants outstanding as of December 30, 2023:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$3.06 - $3,750.00	6,697,801	3.41	$3.48

Incentive Plans

2014 Equity Incentive Plan

On January 28, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”.) Under the 2014 Plan, we may grant options to employees, directors, senior management of the Company and, under certain circumstances, consultants. The purpose of the 2014 Plan is to retain the services of the group of persons eligible to receive option awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates. A maximum of 5,000 shares of common stock has been reserved for issuance under this plan. The 2014 Plan expires on January 28, 2024. As of December 30, 2023, the Company had issued 5,000 options and shares of common stock pursuant to the 2014 Plan and therefore there are no remaining shares eligible to be issued under the 2014 Plan.

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

The Plan will have a term of ten years and no further Awards may be granted under the 2015 Plan after that date. As of December 30, 2023, the Company had issued 9,000 in options and shares of common stock and therefore there are no remaining options and shares of common stock under this plan.

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2016 Plan’s terms and conditions are similar to that of the 2015 Plan. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 50,000 shares of the Company’s common stock will be reserved for issuance under stock, restricted stock and stock option awards. On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 125,000 shares of the Company’s common stock. As of December 30, 2023, we had issued 123,428 shares and options to purchase shares of common stock pursuant to the 2016 Plan, leaving 1,573 shares remaining under the 2016 Plan.

A summary of option activity during Fiscal 2023 and Fiscal 2022 of the Company’s 2014 Equity Incentive Plan, 2015 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 1, 2022	1,302	$1,665.60
Granted	50,000	7.80
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 31, 2022	51,302	50.06
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Balance at December 30, 2023	51,302	$50.06

During Fiscal 2023 and Fiscal 2022, the Company recorded total share-based payment expense of $66 and $70, respectively, in connection with all options outstanding.

The total future compensation cost related to options not yet amortized is $197 at fiscal 2023. The Company will recognize this charge over approximately 3.1 years.

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

On January 8, 2021, the Company issued 2,584 shares to the remaining 50% of eligible employees in good standing on December 31, 2020. The remaining shares available in this plan expired. The Company has recognized expense of $0 and $4 related to the 2019 LTIP in Fiscal 2023 and Fiscal 2022, respectively.

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

On December 27, 2021, the Company held a special meeting of stockholders. At the special meeting, the Company’s stockholders approved an amendment to the Company’s 2021 Omnibus Incentive Plan to increase the number of shares of common stock available for issuance pursuant to awards under the 2021 Plan by an additional 300,000 shares, to a total of 500,000 shares of our common stock. As of December 30, 2023, we had issued 148,727 shares and options to purchase shares of common stock pursuant to the 2021 Plan, therefore leaving 351,273 shares remaining under the 2021 Plan. The 2021 Plan will terminate on June 30, 2031.

On December 27, 2023, the Stockholders’ approved an amendment to the 2021 Plan, to increase the number of shares of common stock available for issuance pursuant to awards under the 2021 by an additional 1,560,000, to a total of 2,060,000.

Limited Duration Stockholder Rights Agreement

On September 27, 2023, the board of directors (the “Board”) of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock and .3889 Rights for each outstanding share of Series H Preferred Stock (collectively with the common stock, the “Voting Stock”). The dividend was paid on October 21, 2023 to the stockholders of record at the close of business on October 21, 2023 (the “Record Date”). Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, of the Company (the “Preferred Stock”) at a price of $2.75 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of October 1, 2023, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Securities Transfer Corporation, as Rights Agent.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Flood Employment Agreement

On January 3, 2014, we entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Under the Flood Employment Agreement, Mr. Flood’s salary is required to be adjusted (but not decreased) annually in connection with the CPI Adjustment (as defined in the Flood Employment Agreement.) Mr. Flood is also entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain financial milestones.

The Flood Employment Agreement automatically renews annually unless 12 months’ written notice is provided by either party. It also includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, we may request that Mr. Flood continue employment with the new control entity. Effective January 1, 2020, Mr. Flood’s salary changed to $503 and bonus changed to up to 75% of his annual base salary. Effective April 1, 2023, Mr. Flood’s salary changed to $538. All other terms of the Flood Employment Agreement remained unchanged.

The Barker Employment Agreement

The Company entered into an employment agreement with Alicia Barker that appointed her as our Chief Operating Officer effective July 1, 2018 (the “Barker Employment Agreement”). Ms. Barker also serves as a member of our Board and receives stock compensation for her service as a member of the Board.

Under the terms of the Barker Employment Agreement, through December 31, 2022, Ms. Barker currently received an annual base salary of $250 and is entitled to receive an annual performance bonus of up to 75% of her base salary based on the achievement of certain performance metrics. Ms. Barker’s base salary is required to be reviewed by the Board on an annual basis and may be increased, but not decreased, in its sole discretion. Ms. Barker is also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company. Effective January 1, 2023 Ms. Barker’s salary changed to $325.

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

On March 9, 2024, a Settlement and Release Agreement was entered into by both parties. Under this agreement, which was entered into to avoid costly court fees, the Company agreed to make a payment, in full and final settlement, of $2 million plus interest across the following dates and amounts: $115 on May 1, 2024, $114 on June 1 2024, $114 on July 1 2024, $113 on August 1 2024, $112 on September 1 2024, and a final payment of $1,511 on October 1, 2024. There is a five-day cure period for each payment and there is a Confession of Judgement in favor of the defendant for the full amount of the original Earnout plus interest, in the event of non-compliance.

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

Adjusted EBITDA of $500 x 2.5 multiple= $1,250 Contingent Payment

Adjusted EBITDA of $1,000 x 2.5 multiple= $2,500 Contingent Payment

Adjusted EBITDA of $1,800 x 2.5 multiple= $4,500 Contingent Payment

Adjusted EBITDA of $2,000 or more x 2.5 multiple= $5,000 Contingent Payment

The Company performed an analysis over the contingent payment and determined the EBITDA is above the $2,000 threshold amount, such that $5,000 was recorded as consideration. The estimated value calculated in the forecast is preliminary and subject to change. The balance at December 30, 2023 is $5,000.

Lease Obligations

The Company is party to multiple lease agreements for office space. The agreements require monthly rental payments through September 2029. Total minimum obligations are approximately $1,358, $1,126, $1,021, $1,035, $1,072 and $663 for the years ending fiscal 2024, 2025, 2026, 2027, 2028 and beyond, respectively. For Fiscal 2023 and Fiscal 2022, rent expense amounted to $680 and $1,388, respectively.

Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On March 9, 2024, a Settlement and Release Agreement was entered into by both parties. Under this agreement, which was entered into to avoid costly court fees, the Company agreed to make a payment, in full and final settlement, of $2 million plus interest across the following dates and amounts: $115 on May 1, 2024, $114, on June 1 2024, $114 on July 1 2024, $113 on August 1 2024, $112 on September 1 2024, and a final payment of $1,511 on October 1, 2024. There is a five-day cure period for each payment and there is a Confession of Judgement in favor of the defendant for the full amount of the original Earnout plus interest, in the event of non-compliance.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, other than as disclosed above.

NOTE 15 – SEGMENT INFORMATION

The Company has two reportable segments: Commercial – US and Professional – US.

	Twelve Months Ended
	December 30, 2023	December 31, 2022
Commercial Staffing - US	$91,874	$108,205
Professional Staffing - US	99,002	76,679
Total Revenue	$190,876	$184,884

Commercial Staffing - US	$16,805	$19,182
Professional Staffing - US	11,724	13,567
Total Gross Profit	$28,529	$32,749

Selling, general and administrative expenses	$(38,214)	$(32,556)
Depreciation and amortization	(1,901)	(1,959)
Interest expense and amortization of debt discount and deferred financing costs	(5,461)	(3,680)
Loss on discontinued operations	(9,014)	(12,496)
Other (losss) income, net	324	726
(Loss) Income Before Provision for Income Tax	$(25,737)	$(17,216)

NOTE 16 – RELATED PARTY TRANSACTIONS

In addition to the Series A Preferred Shares and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Twelve Months Ended December 30, 2023
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	30,000	$48	$123
Jeff Grout	50	20,000	40	90
Nick Florio	75	20,000	40	115
Vincent Cebula	58	30,000	48	106
Alicia Barker	-	30,000	50	50
Brendan Flood	-	30,000	50	50
	$258	160,000	$276	$534

	Twelve Months Ended December 31, 2022
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$100	10,600	$34	$134
Jeff Grout	100	10,600	34	134
Nick Florio	100	10,600	34	134
Vincent Cebula	100	10,600	34	134
Alicia Barker	-	10,600	34	34
Brendan Flood	-	10,000	30	30
	$400	63,000	$200	$600

Appointment of Directors and Officers

On November 4, 2022, the Board of the Company appointed Mr. Joe Yelenic, Senior Vice President, Corporate Finance, as the principal financial officer of the Company.

On January 9, 2024, the Board of the company appointed Ms. Melanie Grossman, Senior Vice President, Corporate Controller, as the principal accounting officer of the Company, effective as of the same date.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

	Twelve Months Ended
	December 30, 2023	December 31, 2022
Cash paid for:
Interest	$3,690	$3,833
Income taxes	110	150

Non-Cash Investing and Financing Activities:
Deferred purchase price of UK factoring facility	$6,897	$6,825
Redeemable Series H preferred stock, net	—	8,265
Debt discount - Series H	362	735
Debt discount - Related party note	90	347
Acquisition of right of use assets	217	—
Earnout liability	—	5,000
Goodwill	—	(2,192)
Intangible assets	—	6,800
Warrant modification	1,994	837

NOTE 18 – INCOME TAXES

The components of loss before provision for income taxes for Fiscal 2023 and Fiscal 2022, are as follows:

	December 30, 2023	December 31, 2022
Domestic	$(40,628)	$(9,543)
Foreign	14,891	(7,673)
Loss before provision for income taxes	$(25,737)	$(17,216)

The benefit for income taxes consisted of the following:

	December 30, 2023	December 31, 2022
Current:
Federal	—	—
State	255	349
Foreign	—	—
Total current tax expense	255	349
Deferred:
Federal	3	(29)
State	46	(154)
Foreign	—	(388)
Total deferred tax expense	49	(571)
Total tax benefit	$304	$(222)

The difference between the income tax benefit on income (loss) and the amount computed at the U.S. federal statutory rate is due to:

	December 30, 2023		December 31, 2022
Expense at Federal Statutory Rate	$(5,405)	21.00%	$(3,615)	21.00%
State taxes, net	(1,149)	4.47%	(62)	0.36%
Foreign operations	375	-1.46%	153	-0.89%
UK Goodwill Impairment		0.00%	1,900	-11.04%
Permanent differences	1,349	-5.24%	116	-0.67%
True-up adjustments	1,481	-5.76%	813	6.56%
State NOL True-up Adjustments - Staffing	(556)	2.16%		0.00%
State NOL True-up Adjustments - Headway	5,121	-19.90%		0.00%
Change in valuation allowance	(1,006)	3.91%	608	-3.53%
Other	94	-0.36%	(135)	10.50%
Total Tax Benefit for Income Taxes	$304	-1.18%	$(222)	1.28%

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

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	December 30, 2023	December 31, 2022
Deferred tax assets
Net operating loss carryforward	$10,959	$13,356
Tax credit, deduction and capital loss carryforward	1,193	3,212
Share-based compensation	780	503
Debt issuance costs	25	-
Accrued expenses and other liabilities	1,808	1,276
Interest limitation and carryforward	9,501	7,546
Operating lease liabilities	1,518	1,657
Total deferred tax assets	25,784	27,550
Less: valuation allowance	(22,378)	(23,383)
Deferred tax assets, net of valuation allowance	3,406	4,167

Deferred tax liabilities:
Deprecation	(1,178)	(1,507)
Basis differences in acquired intangibles	(1,064)	(1,347)
Debt Issuance Cost	-	(9)
Operating lease - Right-of-use assets	(1,392)	(1,482)
Total deferred tax liabilities	(3,634)	(4,345)
Deferred tax liability	$(228)	$(178)

During Fiscal 2023 and Fiscal 2022, the Company has federal net operating losses (“NOLs”) of $28,010 and $29,635. Of the $28,010 in federal NOL carryforwards, $24,505 will begin to expire in 2029 and $13,565 can be carried forward indefinitely, subject to an 80% taxable income limitation in the year of utilization and $10,060 that will expire due to the previous Section 382 limitations and Uncertain Tax Position taken in 2016. As of November 15, 2018, the Company had a change in ownership under Section 382. As such, the Company reduced the Federal NOLs available by $7,220. In 2021, the Company had two additional changes in ownership on February 12, 2021 and November 1, 2021, the Company had a change in ownership under Section 382 which limits the amount of useable NOLs going forward. As per the Section 382 analysis, the Company’s Federal NOL available as of January 1, 2022, will not be subject to limitation. On May 17, 2022, the Company acquired 100% of Headway Workforce Solutions Inc. and Subsidiaries via a stock sale. Headway Workforce Solutions Inc. and Subsidiaries’ NOLs will be subject to a Section 382 limitation due to an ownership change. The Company has not identified subsequent 382 Limitations as of December 31, 2022. As of December 30, 2023 and December 31, 2022, the Company has state operating losses of $100.829 and $147,413 that begin to expire in 2028, and foreign NOLs totaling $8,082 and $5,346 with an indefinite life. As of December 30, 2023 and December 31, 2022, the Company also has capital loss carryforward of $0 and $7,531, respectively, which, if unused, will begin to expire in 2023 and a general business credit carryforward of $76 and $76, respectively.

Effective for the year ended December 28, 2018, the Tax Act resulted in a new limitation on interest expense under IRC Section 163(j). New IRC Section 163(j) limits the Company’s annual deduction of interest expense to the sum of business interest income and 30 percent of the adjusted taxable income of the Company. As a result of the CARES Act the limitation has been increased to 50% for tax years 2019 and 2020. Beginning on January 1, 2022 depreciation and amortization expense will no longer be allowed as an addback to adjusted taxable income. The limitation for the year ended December 30, 2023 resulted in disallowed interest of $5,009, which can be carried forward indefinitely.

The Company has not recorded deferred taxes or withholding taxes for any undistributed foreign earnings, nor have any taxes been provided for the outside basis difference inherent in these entities as the Company’s assertion is to indefinitely reinvest in foreign operations. It is not practicable to estimate any taxes to be provided on outside basis differences at this time. Based on the amount of foreign undistributed earnings through December 30, 2023, we believe any such tax liability would be insignificant to the financial statements.

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

During Fiscal 2023, the Company maintained a valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance decreased by $1.006 during Fiscal 2023 primarily attributable to Section 163(j) interest limitation and federal and state net operating losses.

During Fiscal 2023, we maintained our federal and state tax attributes for unrecognized tax benefits related primarily to the treatment of stock compensation and stock options. If recognized, $765 of the unrecognized tax benefits are likely to offset to a corresponding full valuation allowance provided for the reduction of federal NOLs, thereby there is no impact to the effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal 2023	Fiscal 2022
Beginning balance	$716	$697
Additions for tax positions of prior years	49	19
Reductions for tax positions of prior years	0	0
Loss before provision for income taxes	$765	$716

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. However, quantification of an estimated range cannot be made at this time. The Company has accrued zero interest and penalties as of December 30, 2023 and December 31, 2022.

The Company files its tax returns in the U.S. certain state and local tax jurisdictions with various statutes of limitations. The Company has no tax years subject to audit by certain jurisdictions at this time. To the extent utilized in future years’ tax returns, all NOLs carryforwards will remain subject to examination until the respective tax year is closed.

NOTE 19 – DISCONTINUED OPERATIONS

In December 2023, given the recurring losses of Professional Staffing UK, management committed to a plan to sell the assets of Professional Staffing UK. On January 6,2024 Staffing 360 Solutions Limited, a UK Subsidiary, filed a Notice of Intent with the High Court of Justice in the UK, stating the Company’s intention to appoint administrators to save the business from liquidation. Administrators were appointed on January 18, 2024, and the business was transferred to new owners on February 12, 2024. Following ate the consolidated balance sheets of the discontinued operations:

	December 30, 2023	December 31, 2022
Cash	28	537
Accounts receivable	4,039	2,318
Prepaid expenses	319	218
Deposits	258	254
Fixed assets, net	622	759
Intangible Assets		4,545
Other current assets	3,850	2,058
Current assets held for sale	9,116	10,689

Accounts payable and accrued expenses	6,039	2,604
Other current liabilities	4,038	3,799
(Loss) Gain recognized on held for sale
Current liabilities held for sale	10,077	6,403

The following table summarizes the financial results of our discontinued operations for all periods presented:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022

Revenue	$57,417	$60,033

Cost of Revenue, excluding depreciation and amortization stated below	50,089	50,013

Gross Profit	7,328	10,020

Operating Expenses:
Selling, general and administrative expenses	(10,336)	(11,712)
Other Expenses Net	(6,006)	(10,804)
Operating Loss	(9,014)	(12,496)
Benefit (Provision) from Income taxes	(0)	387
Net Loss from discontinued Operations	(9,014)	(12,109)

The following table provides operating and investing cash flow information for our discontinued operations:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022

Operating Activities
Depreciation and amortization	$1,358	$1,031
Investing Activities
Purchase of property and equipment	298	581

NOTE 20 – SUBSEQUENT EVENTS

Professional Staffing – UK

On February 12, 2024 the ownership of Staffing 360 Solutions Limited, a UK Subsidiary, was transferred to IPE Ventures.

Geographical Focus

The Board of Directors is in the process of evaluating various options for leveraging the Company’s resources to focus its business interests domestically.

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

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. The Company was granted an additional 180 calendar days to regain compliance.

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other listing requirements of Nasdaq.

Quarterly Reports on Form 10-Q

On November 6, 2023, the Company received a notice from the Staff notifying the Company that it was not in compliance with Nasdaq’s continued listing requirements under the Rule as a result of its failure to file the Form 10-Q for the period ended September 30, 2023 in a timely manner (the “Staff Determination”). On January 10, 2024, the Company filed the Q3 Form 10Q and on January 12, 2024, the Staff notified the company that it had regained compliance with the Listing Rule with respect to the Q3 Form 10-Q.

Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc .

On March 9, 2024, a Settlement and Release Agreement was entered into by both parties. Under this agreement, which was entered into to avoid costly court fees, the Company agreed to make a payment, in full and final settlement, of $2 million plus interest across the following dates and amounts: $115 on May 1, 2024, $114 on June 1 2024, $114 on July 1 2024, $ 113 on August 1 2024, $112 on September 1 2024, and a final payment of $1,511 on October 1, 2024. There is a five-day cure period for each payment and there is a Confession of Judgement in favor of the defendant for the full amount of the original Earnout plus interest, in the event of non-compliance.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. During the preparation of our financial statements for the year ended December 30, 2023, we and our auditors identified a material weakness (as such term is defined below) in our internal control over financial reporting related to the lack of a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company. Our management has also identified a material weakness in our internal control over our goodwill assessment relating to the lack of a sufficient process for determining the valuation of goodwill assets.

Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, due to the material weakness in our control environment and financial reporting process discussed above.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company’s internal controls. During the preparation of our financial statements for the year ended December 30, 2023, we and our auditors identified material weaknesses in our internal control over financial reporting. Specifically: (1) The Company’s management determined that the Company did not, as of December 30, 2023, design and maintain effective internal controls over financial reporting. As disclosed in prior periods, we lack a sufficient complement of competent finance personnel to appropriately account for, review and disclose the completeness and accuracy of transactions entered into by the Company; and (2) We have ineffective design and operating effectiveness over forecasts used in our annual goodwill impairment evaluation. The Company’s accounting for the potential impairment of goodwill requires the Company to record an impairment charge if the carrying amount of the reporting unit is in excess of the fair value. The Company provided for audit a discounted cash flow analysis to support its assessment of indicators of impairment of goodwill which included assumptions for revenue growth and expected gross margins that were inconsistent with the historical experience of the Company and could not be further supported with underlying evidence to support the Company’s projections. As a result of the audit the Company revised its projections and used historical evidence pertaining to the base revenue amount, growth rates, and gross margins. The Company determined that the fair value of the reporting unit was less than the carrying value and recorded an impairment charge of approximately $10 million. If this adjustment was not identified by our auditors, we believe that this adjustment would not have been detected. As a result, the Company concluded that this deficiency in our internal controls over financial reporting would give rise to the level of a material weakness.

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

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on our evaluation under the framework described above, aside from the material weaknesses discussed above, our management concluded that our internal controls over financial reporting were not effective in accordance with Item 308(a)(3) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness identifies above, there has been no change in our system of internal control over financial reporting during the fiscal year ended December 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Composition

Our Board consists of five directors as follows:

Class I: Dimitri Villard and Vincent Cebula;

Class II: Nicholas Florio and Alicia Barker; and

Non-Classified: Brendan Flood.

Pursuant to our Amended and Restated Certificate of Incorporation and Bylaws, the Board is divided into Class I and Class II directors, and any directors not classified are non-classified directors. Each Class I director seat is up for election at the annual meeting of stockholders occurring in calendar year 2025 and every two years thereafter, each Class II director seat is up for election at the annual meeting of stockholders occurring in calendar year 2024 and every two years thereafter, and any non-classified directors are up for election at every annual meeting of stockholders and, in each case, until his or her successor shall be elected and qualified, unless sooner displaced. Our shareholders approved the appointment of our two Class I and one Class II and one non-classified director at our annual meeting of stockholders held on December 27, 2023.

Executive Officers and Directors

The name, age and position of our executive officers and directors as of the date of this Annual Report are set forth below.

Name and Address	Age	Positions
Brendan Flood	59	Chairman, Chief Executive Officer, President and Director
Joe Yelenic	62	Senior Vice President, Corporate Finance (Principal Financial Officer)
Melanie Grossman	57	Senior Vice President, Corporate Controller (Principal Accounting Officer)
Alicia Barker	54	Chief Operating Officer, Executive Vice President and Director
Dimitri Villard	81	Director
Nicholas Florio	60	Director
Vincent Cebula	60	Director

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

Joe Yelenic, Senior Vice President, Corporate Finance. Mr. Yelenic joined us as a result of the acquisition of Headway on May 18, 2022. During his 18 years with Headway, he served in senior financial roles, including Director of Internal Audit and Chief Financial Officer. Mr. Yelenic was instrumental in overseeing Headway’s growth in revenues during this time. Mr. Yelenic assumed the role of President, Chief Operating Officer for Headway in January 2019. As a licensed CPA with over forty years of financial management experience, primarily in HR outsourcing and temporary staffing industries, Mr. Yelenic provides strategic financial and operational leadership in his role involving financial planning and analysis for the Company. His experience includes several M&A transactions beginning with the buyout of SPEC Group Holdings in 1994, where he helped facilitate six years of accelerated growth before its acquisition by TMP Worldwide. Mr. Yelenic graduated from Duquesne University in Pittsburgh Pennsylvania with a Bachelor of Science degree in accounting. Mr. Yelenic has served as the Company’s Senior Vice President, Corporate Finance since May 2022.

Melanie Grossman, Senior Vice President, Corporate Controller. Ms. Grossman joined the Company in November 2023. She is a CPA with 35 years of accounting and finance experience, within the financial and medical device industries. Most recently she was the Director, Controller of Vaxxinity, Inc., a biotechnology company, from May 2022 through November 2023. Previously, she was the Controller at Byram Healthcare, an Owens & Minor subsidiary from October 2016 through January 2022. Ms. Grossman graduated from the University of Buffalo in Buffalo, N.Y. with a Bachelor of Science degree in accounting and a minor in finance.

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

Dimitri Villard, Lead Director. Dimitri Villard has been a director on the Board since July 2012. Mr. Villard is currently the Managing Partner at Bluefire Advisors, a business consultancy. Mr. Villard was chairman and chief executive officer of Peer Media Technologies, Inc., a public company providing cybersecurity and business intelligence, from February 2009 to December 2012. Peer Media Technologies, Inc. changed its name from ARTISTdirect, Inc. in May 2010. Prior to that, Mr. Villard served as interim chief executive officer from March 6, 2008 and as a director and chairman of the Audit Committee from January 2005 until 2012. Mr. Villard has also served as president and a director of Pivotal BioSciences, Inc., a biotechnology company, from September 1998 to August 2018. In addition, since January 1982, he has served as president and director of Byzantine Productions, Inc. Previously, Mr. Villard was a director at the investment banking firm, SG Cowen and affiliated entities, a position held from January 1997 to July 1999. From 2004 to 2008, Mr. Villard served as chairman of the board of directors of Dax Solutions, Inc., an entertainment industry digital asset management venture, and from July 2012 until September 2013, he was a member of the board of directors of The Grilled Cheese Truck Company, a public company. He has also served as a member of the executive committee of the Los Angeles chapter of the Tech Coast Angels, a private venture capital group. Mr. Villard received a Bachelor of Arts from Harvard University and a Master of Science degree from China International Medical University. He serves on the Nominating and Corporate Governance Committee, the Mergers and Acquisitions Committee and the Audit Committee and, since August 2022, as Lead Director and chairman of the Compensation and Human Resources Committee. Mr. Villard’s experience as an officer and/or director of several public companies, as well as an investment banker, qualifies him to be a director on the Board.

Nicholas Florio, Director. Nicholas Florio has been a director on the Board since May 2014. Mr. Florio provides business consulting and financial advice to a variety of closely held private businesses. He is a retired audit and accounting partner for Citrin Cooperman & Company, LLP (“Citrin Cooperman”). Mr. Florio was with Citrin Cooperman for over 25 years. With over 30 years of experience in the staffing and employment arena, Mr. Florio served as the practice leader of Citrin Cooperman’s employment and staffing area. Mr. Florio’s experience in this area included providing advice on corporate structuring; design of stock incentive and deferred compensation plans; merger and acquisition due diligence and consulting; among general business and tax advice. He was also a member of the board of directors of both the New York Staffing Association (“NYSA”) and New Jersey Staffing Association and was the president of the Industry Partner Group of NYSA for over 20 years. Prior to his retirement Mr. Florio was also a long-standing member of the Citrin Cooperman’s executive committee. In January 2024, Mr. Florio joined UHY Advisors, LLC (“UHY”) as the co-Practice Leader for the firms Staffing Practice located in the Northeast Region. A graduate of Pace University, Mr. Florio is a member of the New York State Society of Certified Public Accountants as well as the American Institute of CPAs. He is the Chairman of our Nominating and Corporate Governance Committee as of August 2022 and serves on the Audit Committee, the Compensation and Human Resources Committee and the Mergers and Acquisitions Committee. Mr. Florio’s acute knowledge of financial and accounting matters, with an emphasis in the staffing industry through his role as audit and accounting partner for Citrin Cooperman, and his current advisory role at UHY, qualifies him to be a director on the Board.

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

Independence of Directors

In determining the independence of our directors, the Board applied the definition of “independent director” provided under the listing rules of Nasdaq. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. After considering all relevant facts and circumstances, the Board has determined that each of Messrs. Villard, Florio and Cebula are independent within the definition of independence under Nasdaq rules and that Mr. Grout was independent within the definition of independence under Nasdaq rules while he served on the Board. Our Board has determined that Mr. Flood and Ms. Barker are not independent directors. In making this determination, the Board considered, among other things, (i) relationships and transactions involving directors or their affiliates or immediate family members and (ii) other relationships and transactions involving directors or their affiliates or immediate family members that did not rise to the level of requiring such disclosure, of which there were none.

Meetings of the Board of Directors

The Board convened 19 times during Fiscal 2023. Each director attended 100% of the total number of meetings of the Board Directors are encouraged, but are not required, to attend our annual meeting of stockholders. At the Company’s annual meeting of stockholders on December 30, 2023, all directors were in attendance either in person or via conference call.

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

Audit Committee. On April 30, 2014, the Board designated an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”). The Audit Committee is composed of Messrs. Vincent Cebula (Chairman), Nicholas Florio and Dimitri Villard. Our Board has determined that each member of our Audit Committee is an independent director under current Nasdaq rules and Rule 10A-3 under the Exchange Act, and that each of the members of the Audit Committee is financially sophisticated and is able to read and understand our financial statements. Our Board has also determined that Mr. Cebula qualifies as an Audit Committee ‘‘financial expert’’ as defined in Item 407(d)(5) of Regulation S-K and that he has accounting or related financial management expertise as required under the applicable Nasdaq rules. The Audit Committee formally met 8 times during Fiscal 2023. Until August 2022, Mr. Florio served as the Chairman of the Audit Committee. Mr. Cebula has served as Chairman of the Audit Committee since August 2022.

The purpose of the Audit Committee is to assist the Board in its oversight of: (1) the integrity of the Company’s financial reporting and systems of internal accounting control, (2) the independence, qualifications and performance of the Company’s independent registered public accounting firm, and (3) the Company’s compliance with legal and regulatory requirements.

Our Audit Committee’s primary responsibilities and obligations are set forth in the charter of the Audit Committee and include, among other things:

●	appointing, compensating, retaining and overseeing the work of the independent auditor;

●	pre-approving all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor and establishing policies and procedures for the engagement of the independent auditor to provide auditing and permitted non-audit services

●	reviewing the annual audited financial statements, quarterly financial statements, quarterly earnings announcements and other public announcements regarding our results of operations with management and the independent audit or;

●	reviewing and approving all related party transactions;

●	reviewing major changes to our accounting and auditing principles and practices as suggested by management or the independent auditor;

●	meeting periodically with management to review our major financial and business risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management

●	obtaining and reviewing, at least annually, a report by the independent auditor describing the independent auditor’s internal quality-control procedures, and any material issues raised by the most recent internal quality-control review, or peer review, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the independent auditor, and any steps taken to deal with any such issues.

●	considering and evaluating, at least annually, the independence of the independent auditor;

●	receiving reports from our independent auditor and management regarding, and reviewing the adequacy and effectiveness of our internal controls over financial reporting and disclosure controls and procedures and

●	establishing procedures for the receipt, retention and treatment of complaints received regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing.

Compensation and Human Resources Committee. On April 30, 2014, the Board designated a Compensation and Human Resources Committee (the “Compensation and Human Resources Committee”). Our Compensation and Human Resources Committee is composed of Messrs. Dimitri Villard (Chairman), Vincent Cebula and Nicholas Florio. Pursuant to its charter, the Compensation and Human Resources Committee shall be comprised of at least two “independent” members of the Board who shall also satisfy such other criteria imposed on members of the Compensation and Human Resources Committee pursuant to the federal securities laws and the rules and regulations of the SEC and Nasdaq. With regards to the Compensation and Human Resources Committee, the term “independent” refers to a member of the Compensation and Human Resources Committee who (i) meets the definition of “independence” under the rules and regulations of the SEC and Nasdaq, (ii) is a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act and (iii) is an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation and Human Resources Committee formally met 3 times during Fiscal 2023. Until August 2022, Mr. Jeff Grout served as the Chairman of the Compensation and Human Resources Committee. Mr. Villard has served as Chairman of the Compensation and Human Resources Committee since August 2022.

Our Compensation and Human Resources Committee’s primary responsibilities and obligations are set forth in the charter of the Compensation and Human Resources Committee and include, among other things:

●	reviewing and determining the compensation of our executive officers and our compensation philosophy;

●	administering our equity incentive and bonus plans

●	reviewing and approving incentive compensation and equity plans;

●	reviewing and evaluating the performance of our executive officers; and

●	reviewing and approving the design of other benefit plans pertaining to our executives and employees

Pursuant to the Compensation and Human Resources Committee Charter, the Compensation and Human Resources Committee may delegate authority and assign responsibility with respect to its functions to such officers of the Company, or committees comprised of such persons, as it may deem appropriate from time to time, or to a subcommittee of the Compensation and Human Resources Committee. We did not engage any consultants in determining or recommending the amount or form of executive officer and director compensation during Fiscal 2023.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”) was formed on April 30, 2014. The committee is composed of Messrs. Nicholas Florio (Chairman), Dimitri Villard and Vincent Cebula. The Nominating and Corporate Governance Committee shall be comprised of at least two “independent” members of the board of directors as defined by the rules and regulations of the SEC and Nasdaq. All current members of the Nominating and Corporate Governance Committee are independent within this definition. Until August 2022, Mr. Villard served as the Chairman of the Nominating and Corporate Governance Committee. Mr. Florio has been serving as Chairman of the Nominating and Corporate Governance Committee since August 2022. Our Nominating and Corporate Governance Committee’s primary responsibilities and obligations are set forth in the charter of the Nominating and Corporate Governance Committee and include, among other things:

●	recommending, based on criteria established by the Nominating and Corporate Governance Committee, to the Board candidates for election or reelection to the Board at each annual meeting of stockholders of the Company or any other meeting of our stockholders where the election of a class of directors is to be considered;
●	recommending to the Board candidates for election by the Board to fill vacancies occurring on the Board;
●	considering stockholders’ nominees in accordance with applicable rules and regulations and developing procedures regarding the stockholder nomination process;
●	evaluating and making recommendations to the Board concerning the structure, composition and functioning of the Board and all Board committees;
●	developing and recommending to the Board from time to time corporate governance guidelines applicable to us and administering our existing governance policies, including its Code of Ethics; and
●	reviewing any issues relating to conflicts of interests.

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board for consideration. The Nominating and Corporate Governance Committee formally met 2 times during Fiscal 2023. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. To recommend a nominee please write to the Nominating and Corporate Governance Committee c/o Nicholas Florio, Staffing 360 Solutions, Inc., 757 Third Ave., 27th Floor, New York, New York 10017.

Mergers and Acquisitions Committee. The Mergers and Acquisitions Committee of the Board (the “M&A Committee”) was formed on October 22, 2021. The committee is composed of Brendan Flood (Chairman), Vincent Cebula, Nicholas Florio, Dimitri Villard and Alicia Barker. Pursuant to the charter of the M&A Committee, the M&A Committee shall be comprised of at least two “independent” members of the board of directors as defined by the rules and regulations of the SEC and Nasdaq. The M&A Committee did not formally meet during Fiscal 2023.

The purpose of the M&A Committee is to assist the Board in: (i) reviewing and recommending merger and acquisition transactions, including financing, proposed by the Company’s management; (ii) reviewing and recommending strategic investment transactions and dispositions of material assets proposed by the Company’s management; (iii) proposing the assessment of potential acquisitions and mergers; and (iv) performing and carrying out the other duties set forth in this Charter.

Our M&A Committee’s primary responsibilities and obligations are to:

●	review the Company’s strategy regarding mergers, acquisitions, and dispositions with management.

●	recommend acquisition targets, strategies, and dispositions of material assets to the Board of Directors, as appropriate.

●	provide the Board with such additional information and materials as appropriate to assist the Board in its evaluation, understanding, or oversight of any proposed merger, acquisition, investment, or disposition.

●	report regularly to the Board of Directors following meetings of the M&A Committee, with respect to such matters as are relevant to the M&A Committee’s discharge of responsibilities, and with updated status of all proposed acquisitions, divestitures and investments as the M&A Committee may deem appropriate.

●	have all such other rights and powers as may be lawfully delegated to it by the Board.

Section 16 (a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company, we believe that all directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities timely filed reports required by Section 16(a) of the Exchange Act during Fiscal 2023.

Family Relationships

There are no family relationships among any of our executive officers or any of our directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics and Insider Trading Policy

We adopted a code of ethics that applies to our executive officers, Directors and employees and our subsidiaries. Our code of ethics is posted to our website at www.staffing360solutions.com. We will disclose any amendments to or any waivers from a provision of the code of ethics, if they occur, in a Current Report on Form 8-K.

We have also adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees. The insider trading policy is designed to promote compliance with insider trading laws, rules and regulations.

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

The purpose of this executive compensation discussion is to provide information about the material elements of compensation that we pay or award to, or that is earned by: (i) the individual who served as our principal executive officer during Fiscal 2023; (ii) our two most highly compensated executive officers, other than the individual who served as our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 30, 2023, with compensation during Fiscal 2023 of $100,000 or more; and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers on December 30, 2023. We refer to these individuals as our “named executive officers.” For Fiscal 20232, our named executive officers and the positions in which they served are:

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

For fiscal 2023, the compensation of our named executive officers consisted of salary, an annual cash bonus and equity awards, as well as benefits such as medical coverage, life insurance and 401(k) contributions.

All amounts presented in this section are in whole dollar amounts. All compensation amounts presented in British pounds have been translated using the foreign currency average exchange rates, unless otherwise indicated.

Compensation of Executive Officers

Summary Compensation Table

						All
	Fiscal	Salary	Bonus(1)	Stock Awards (2) (3)	Option Awards (4)	Other Compensation (5)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Brendan Flood	Fiscal 2023	529,198	403,448	49,862	—	24,664	1,007,172
Chairman and Chief Executive Officer	Fiscal 2022	503,000	300,000	30,192	327,669	29,345	1,190,206
Alicia Barker	Fiscal 2023	325,000	243,750	49,862	—	29,657	648,269
Chief Operating Officer	Fiscal 2022	275,018	217,513	34,206	—	28,385	555,122
Joe Yelenic(6)	Fiscal 2023	320,000	—	—	—	—	320,000
Senior Vice President of Corporate Finance	Fiscal 2022	200,000	99,000	—	—	—	299,000

(1)	On January 27, 2022, Board approved, following the recommendation made by the Compensation and Human Resources Committee, the payment of an exceptional bonus equal to $500,000, less all applicable withholdings and deductions, to Mr. Flood for Fiscal 2021 (the “2021 Flood Bonus”), payable at Mr. Flood’s election in (i) a lump-sum cash payment; (ii) shares of our common stock, provided the common stock’s fair market value (determined in accordance with the 2021 Plan (as defined herein)) at the time of such election was at least $1.00 per share; or (iii) in a combination of cash and common stock, subject to the restrictions described in (ii) above, with such bonus to be paid to Mr. Flood as soon as administratively practicable in the 2022 calendar year; provided, however, that if due to our cash position, we were unable to pay the 2021 Flood Bonus to Mr. Flood by December 31, 2022, then the 2021 Flood Bonus would be paid to Mr. Flood, effective as of December 31, 2022, in shares of common stock, determined based on the common stock’s fair market value on the last trading day of the 2022 calendar year and irrespective of the restrictions described in (ii) above, and provided further that, in the event the fair market value of the common stock as of the last trading day of the 2022 calendar year was less than $1.00 per share, then the number of shares of common stock issued to Mr. Flood as of December 31, 2022 would not exceed 500,000 shares of common stock. On December 30, 2022, the last trading day of the 2022 calendar year, the fair market value of our common stock was $2.82 per share and on February 2, 2023, 177,305 shares were issued to Mr. Flood pursuant to the 2021 Flood Bonus.

(2)	Represents the amount recognized for financial statement reporting purposes in accordance with ASC Topic 718. Stock awards vest in full on the third anniversary of the grant date, and the value of stock award is based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance.

(3)	On each of February 1, 2023, May 24, 2023, and August 1, 2023 both Mr. Flood and Ms. Barker were issued 10,000 shares for board services at $3.13, $1.05 and $0.81 per share, respectively. On January 27, 2022, Mr. Flood was granted 50,000 options expiring in 5 years. On December 28, 2022, Mr. Flood was issued 10,000 shares for board services at $3.02 per share. On January 11, 2022, April 12, 2022 and December 28, 2022, Ms. Barker was issued 200 shares at $9.65, 200 shares at $7.40 and 10,200 shares at $3.02, respectively

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

Outstanding Equity Awards at December 30, 2023

The following table sets forth information concerning the outstanding equity awards that have been previously awarded to each of the named executive officers for Fiscal 2023.

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

Employment Agreements

The Flood Employment Agreement

On January 3, 2014, we entered into a services agreement (the “Flood Employment Agreement”) with Brendan Flood. Under the Flood Employment Agreement, Mr. Flood’s salary is required to be adjusted (but not decreased) annually in connection with the CPI Adjustment (as defined in the Flood Employment Agreement.) Mr. Flood is also entitled to an annual bonus of up to 50% of his annual base salary based on reaching certain financial milestones.

The Flood Employment Agreement automatically renews annually unless 12 months’ written notice is provided by either party. It also includes customary non-compete/solicitation language for a period of 12 months after termination of employment, and in the event of a change in control, we may request that Mr. Flood continue employment with the new control entity. Effective January 1, 2020, Mr. Flood’s salary changed to $503 and bonus changed to up to 75% of his annual base salary. Effective April 1, 2023, Mr. Flood’s salary changed to $538. All other terms of the Flood Employment Agreement remained unchanged.

The Barker Employment Agreement

We entered into an employment agreement with Alicia Barker that appointed her as our Chief Operating Officer effective July 1, 2018 (the “Barker Employment Agreement”). Ms. Barker also serves as a director on the Board and receives stock compensation for her service as a director on the Board.

Under the terms of the Barker Employment Agreement, Ms. Barker received an annual base salary of $250,000 until December 31, 2022 and is entitled to receive an annual performance bonus of up to 75% of her base salary based on the achievement of certain performance metrics. Ms. Barker’s base salary is required to be reviewed by the Board on an annual basis and may be increased, but not decreased, in its sole discretion. Ms. Barker is also entitled to reimbursement of certain out-of-pocket expenses incurred in connection with her services to the Company and to participate in the benefit plans generally made available to other executives of the Company. Effective January 1, 2023, Ms. Barker’s salary changed to $325,000.

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

Compensation of Directors

The following table provides compensation information for Fiscal 2023 for each member of our Board during Fiscal 2023:

	Fees Earned
	or Paid in	Stock
	Cash ($)	Awards ($) (1)	Total ($)
Brendan Flood	—	49,862	49,862
Dimitri Villard(2)	100,000	47,899	147,899
Nicholas Florio(3)	100,000	39,799	139,799
Alicia Barker(4)	—	49,862	49,862
Vincent Cebula(5)	100,000	47,899	147,899
Jeff Grout(6)	25,000	39,799	64,799

(1)	We account for stock-based instruments issued to employees in accordance with ASC Topic 718. Stock awards vest in full on the third anniversary of the grant date, and the value of stock award is based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by our stock price on the date of issuance. We issued these shares under our 2021 Omnibus Incentive Plan, whereby these shares vest on the third anniversary of the date of grant. A nonemployee who sits on the Board and is compensated by us solely for the individual’s role as a director will be treated as an employee under ASC 718.

On January 13, 2023 and May 24, 2023, Mr. Flood, Mr. Villard, Mr. Florio, Ms. Barker, Mr. Cebula and Mr. Grout were issued 10,000 shares at $2.93 and 10,000 shares at $1.05, respectively.

On August 1, 2023, Mr. Flood, Mr. Villard, Ms. Barker and Mr. Cebula were issued 10,000 shares at $0.81.

(2)	In August 2022, Mr. Villard was named the lead independent director of the Board. Mr. Villard formerly served as Chairman of the Nominating and Corporate Governance Committee from May 2014 to July 2022. Mr. Villard has been a member of the Audit Committee and of the Compensation and Human Resources Committee since May 2014. As a member of our Board, Mr. Villard receives an annual payment of $100,000, effective July 1, 2021, payable in monthly installments of $8,333. In addition, for his services as a Board and committee member, Mr. Villard received 10,000 common shares per quarter. During Fiscal 2023, Mr. Villard received 30,000 shares of restricted common stock valued at $47,899 for his services as a Board and committee member. As of December 30, 2023, Mr. Villard held 11,561 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock.

(3)	In August 2022, Mr. Florio was named the Chairman of the Nominating and Corporate Governance Committee Mr. Florio formerly served as Chairman of the Audit Committee from May 2014 to July 2022. Mr. Florio has been a member of each of the Audit and Corporate Governance Committee and of the Compensation and Human Resources Committee since May 2014. As a member of our Board, Mr. Florio receives an annual payment of $100,000, effective July 1, 2021, payable in monthly installments of $8,333. In addition, for his services as a Board and committee member, Mr. Florio received 10,000 common shares per quarter. During Fiscal 2023, Mr. Florio received 20,000 shares of restricted common stock valued at $39,799 for his services as a Board and committee member. As of December 30, 2023, Mr. Florio held 11,624 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock. At the request of Mr. Florio, all cash payments, common stock issuances and stock option issuances have been made in the name of Citrin Cooperman & Company, LLP. As of December 30, 2023, Mr. Florio, in the name of Citrin Cooperman, held 11,624 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock.

(4)	As a non-independent director, Ms. Barker receives equity compensation but is not entitled to cash compensation for services as a director. For her services as a director, Ms. Barker received 10,000 common shares per quarter. During Fiscal 2023, Ms. Barker received 30,000 shares of restricted common stock valued at $49,862 for her services as a Board and committee member. As of December 30, 2023, Ms. Barker held 12,795 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock. For information concerning Ms. Barker’s compensation as our Chief Operating Officer, please see “Executive and Director Compensation—Summary Compensation Table”.

(5)	On July 29, 2021, Mr. Cebula was appointed to the Board as a Class I director, to fill a vacancy as a result of the increase in the size of the Board from five to six persons. In August 2022, Mr. Cebula was named Chairman of the Audit Committee. As a member of our Board, Mr. Cebula receives an annual payment of $100,000, effective July 1, 2021, payable in monthly installments of $8,333. In addition, for his services as a Board and committee member, Mr. Cebula received 10,000 common shares per quarter. During Fiscal 2023, Mr. Cebula received 30,000 shares of restricted common stock valued at $47,899 for his services as a Board and committee member. As of December 30, 2023, Mr. Cebula held 40,800 shares of common stock from stock awards.

(6)	As a member of our Board, Mr. Grout received an annual payment of $100,000, effective July 1, 2021, payable in monthly installments of $8,333. In addition, for his services as a Board and committee member, Mr. Grout received 200 shares of restricted common stock per quarter for the first three quarters of 2022. Effective October 1, 2022, the shares of restricted stock per quarter increased to 10,000 shares. During Fiscal 2022, Mr. Grout received 10,600 shares of restricted common stock valued at $34,214 for his services as a Board and committee member. As of December 31, 2022, Mr. Grout held 11,581 shares of common stock from stock awards and options representing the right to purchase 17 shares of common stock.

On July 13, 2023, Mr. Grout tendered his resignation from the Board and all committees thereto in connection with his retirement, effective as of the same date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 16, 2023 for: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, that are the beneficial owners of more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Except as indicated in footnotes to this table, we believe each person named in this table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. Percentage ownership is based on 6,391,388 shares of common stock outstanding on June 7, 2024.

Name of Beneficial Owner	Address	Common Stock Beneficially Owned (1)	Shares of Series H Preferred Stock	Percent of Common Stock	Percent of Series H Preferred Stock	Percentage of Voting Power (2)
Brendan Flood (3)	757 Third Avenue, 27th Floor, New York, NY 10017	317,768	-	4.97%	-	4.71%
Joe Yelenic (4)	757 Third Avenue, 27th Floor, New York, NY 10017	1,208	31,050	*	*	*
Dimitri Villard (5)	8721 Santa Monica Blvd, Suite 100 Los Angeles, CA 90069	71,459	-	1.12%	-	*
Nicholas Florio (6)	Citrin Cooperman & Company LLP 529 Fifth Avenue New York, NY 10017	71,623	-	1.12%	-	*
Alicia Barker (7)	757 Third Avenue, 27th Floor, New York, NY 10017	72,794	-	1.14%	-	1.08%
Vincent Cebula (8)	757 Third Avenue, 27th Floor, New York, NY 10017	70,800	-	1.11%	-	*
Directors and officers as a group (6 persons)		605,652	31,050	9.46%	*	8.98%

Greater than 5% Holders:
Jackson Investment Group, LLC (9)	2655 Northwinds Parkway, Alpharetta, GA 30009	373,905	-	5.85%	-	5.55%
RScube Investment, LLC (10)	Rscube Investment, LLC 24 Hayhurst Drive Newtown, PA 18940	642,342	-	10.05%	-	9.53%
Chapel Hill Partners, L.P. (11)	Chapel Hill Partners, LP Jean-Pierre Sakey, GP 33 Bella Casa Way Clayton, NC 27527	350,004	9,000,000	5.48%	100%	5.19%
KLS Investments LLC (12)	c/o Staffing 360 Solutions, Inc. 757 Third Avenue, 27th Floor, New York, NY 10016	25,502	655,755	*	7.29%	*
Ausdauer HW Staffing, LLC (13)	c/o Staffing 360 Solutions, Inc. 757 Third Avenue, 27th Floor, New York, NY 10016	67,297	1,730,483	1.05%	19.23%	1.00%
Jean Neustadt, Jr. Irrevocable Trust II (14)	c/o Staffing 360 Solutions, Inc. 757 Third Avenue, 27th Floor, New York, NY 10016	25,208	648,194	*	7.20%	*
Tristar Partners of Texas LP (15)	c/o Staffing 360 Solutions, Inc. 757 Third Avenue, 27th Floor, New York, NY 10016	35,570	914,641	*	10.16%	*

* Less than 1%.

(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of May 16, 2024, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2) All shares of Series H Preferred Stock vote on an as-converted basis, subject to certain beneficial ownership limitations.

(3) Includes 267,449 shares of Common Stock owned and options to purchase up to 50,320 shares of Common Stock.

(4) Mr. Yelenic owns 31,050 shares of Series H Preferred Stock, convertible into an aggregate of approximately 1,208 shares of Common Stock.

(5) Includes 70,958 shares of Common Stock held personally by Mr. Villard, 501 shares of Common Stock held through Byzantine Productions, Inc., for which Mr. Villard is deemed the beneficial owner with sole voting and dispositive power over the securities held by the entity, and options held by Mr. Villard to purchase up to 17 shares of Common Stock.

(6) Includes 70,944 shares of Common Stock held personally by Mr. Florio, and 679 shares of Common Stock and options to purchase up to 17 shares of Common Stock held in the name of Citrin Cooperman, for which Mr. Florio is deemed the beneficial owner with sole voting and dispositive power over the securities held by the firm.

(7) Ms. Barker owns 72,795 shares of Common Stock.

(8) Mr. Cebula owns 70,800 shares of Common Stock.

(9) Includes (i) 334,478 shares of Common Stock directly owned by Jackson, (ii) up to 15,093 shares of Common Stock issuable upon the exercise of the Amended and Restated Warrant Agreement, as amended, originally dated as of April 25, 2018, by and between us and Jackson, and (iii) up to 24,332 shares of Common Stock issuable upon the exercise of the Warrant Agreement, dated as of October 27, 2022, by and between us and Jackson. The number of shares of Common Stock beneficially owned by Jackson is accurate to the best of the Company’s knowledge based on the Schedule 13D/A filed jointly by Jackson and Richard L. Jackson with the SEC on September 5, 2023. Additionally, Mr. Jackson individually and beneficially owns 2 shares of Common Stock. With the exception of the 2 shares of Common Stock personally owned, Mr. Jackson disclaims beneficial ownership of all of the shares reported to be beneficially owned by Mr. Jackson except to the extent of his pecuniary interest therein.

(10) Consists of 642,342 shares of Common Stock directly owned by RScube Investment, LLC (“Rscube”), as reported on the Schedule 13D/A filed jointly by RScube, Satvinder Singh and Anil Sharma with the SEC on September 22, 2023. Mr. Singh beneficially owns 50% of the outstanding shares of Rscube. Mr. Sharma beneficially owns the remaining 50% of the outstanding shares of Rscube. Accordingly, each of Rscube, Mr. Singh and Mr. Sharma may be deemed to beneficially own the shares owned directly by Rscube.

(11) Consists of 9,000,000 shares of Series H Preferred Stock, convertible into an aggregate of approximately 350,004 shares of Common Stock. Pursuant to a voting rights agreement (the “Voting Rights Agreement”), dated as of May 18, 2022, by and among the Company, Headway Workforce Solutions, Inc., a Delaware corporation (“Headway”), Chapel Hill Partners, L.P., as the representative of all the stockholders of Headway (“Chapel Hill”) and the certain stockholders of the Series H Preferred Stock party to the Voting Rights Agreement, from the date of the Voting Rights Agreement until the third anniversary of such date, Chapel Hill (in its capacity as a stockholder) shall, among others, appear at every meeting of the stockholders, including any adjournments or postponements thereof, or otherwise cause all of the Company’s voting stock owned by Chapel Hill or issue a proxy to a third party to vote such voting stock, in favor of each matter proposed and recommended for approval by the Board. Pursuant to the Voting Rights Agreement, Chapel Hill may be deemed to hold voting power of the 9,000,000 shares of Series H Preferred Stock.

(12) Consists of 613,151 shares of Series H Preferred Stock beneficially owned by KLS Investments LLC (“KLS”), which are convertible into an aggregate of approximately 25,502 shares of Common Stock. The shares of Series H Preferred Stock held by KLS is accurate to the best of the Company’s knowledge.

(13) Consists of 1,730,483 shares of Series H Preferred Stock beneficially owned by Ausdauer HW Staffing, LLC (“Ausdauer”), which are convertible into an aggregate of approximately 67,297 shares of Common Stock. The shares of Series H Preferred Stock held by KLS is accurate to the best of the Company’s knowledge.

(14) Consists of 648,194 shares of Series H Preferred Stock beneficially owned by Jean Neustadt, Jr. Irrevocable Trust II (the “Jean Neustadt, Jr. Trust”), which are convertible into an aggregate of approximately 25,208 shares of Common Stock. The shares of Series H Preferred Stock held by the Jean Neustadt, Jr. Trust is accurate to the best of the Company’s knowledge.

(15) Consists of 914,641 shares of Series H Preferred Stock beneficially owned by Tristar Partners of Texas LP (“Tristar”), which are convertible into an aggregate of approximately 35,570 shares of Common Stock. The shares of Series H Preferred Stock held by Tristar is accurate to the best of the Company’s knowledge.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 30, 2023 about the common stock that may be issued upon the exercise of outstanding options, warrants and rights under our equity compensation plans:

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

(1) At December 30, 2023, we had two equity compensation plans, the 2014 Equity Incentive Plan and the 2015 Omnibus Incentive Plan, not approved by security holders, which are more fully described below.

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

The 2015 Plan has a term of ten years and no further awards may be granted under the 2015 Plan after that date. As of December 30, 2023, we had issued 1,500 in options and shares of common stock pursuant to the 2015 Plan and had 0 unissued securities remaining under the 2015 Plan.

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

2016 Omnibus Incentive Plan

On October 25, 2016, our Board adopted the 2016 Omnibus Incentive Plan (the “2016 Plan”) to, among other things, attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of our business. On January 26, 2017, our stockholders approved the 2016 Plan, pursuant to which 8,334 shares of our common stock were reserved for issuance under stock and stock option awards (adjusted for the Reverse Stock Splits). On May 30, 2018, our stockholders approved an amendment to the 2016 Plan to increase the total number of shares reserved for issuance under the 2016 Plan to 20,834 shares of our common stock. As of December 30, 2023, we had issued 20,834 shares and options to purchase shares of common stock pursuant to the 2016 Plan, leaving 0 shares remaining under the 2016 Plan. The Compensation and Human Resources Committee administers the 2016 Plan.

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

2020 Omnibus Incentive Plan

On June 30, 2020, the Board approved the 2020 Omnibus Incentive Plan (the “2020 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 12,500 shares of common stock are reserved for grant under the 2020 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On September 29, 2020, our stockholders approved the 2020 Plan. As of December 30, 2023, we had issued 12,500 shares and options to purchase shares of common stock pursuant to the 2020 Plan, therefore leaving 0 shares remaining under the 2020 Plan. The Compensation and Human Resources Committee administers the 2020 Plan. The 2020 Plan will terminate on June 30, 2030.

2021 Omnibus Incentive Plan

On August 17, 2021, the Board approved the 2021 Omnibus Incentive Plan (the “2021 Plan”) pursuant to which we may grant equity incentive awards to key employees, key contractors, and non-employee directors of the Company. The 2021 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly or in combination, and that may be paid in cash, shares of our common stock, or a combination of cash and common stock. A total of 200,000 shares of common stock are reserved for grant under the 2021 Plan, plus any awards reserved under the Company’s prior equity incentive plans, subject to adjustment in certain circumstances to prevent dilution or enlargement. On October 14, 2021, our stockholders approved the 2021 Plan. On December 27, 2021, we held a special meeting of the stockholders, at which meeting the stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for issuance pursuant to awards under the 2021 Plan by an additional 300,000 shares, to a total of 500,000 shares of our common stock. As of December 30, 2023, we had issued 148,727 shares and options to purchase shares of common stock pursuant to the 2021 Plan, therefore leaving 351,273 shares remaining under the 2021 Plan. The Compensation and Human Resources Committee administers the 2021 Plan. The 2021 Plan will terminate on August 17, 2031.

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

Summary of Related Party Transactions. Described below are transactions occurring since January 1, 2023, and any currently proposed transactions to which we were a party and in which the amounts involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at December 30, 2023, and December 31, 2022, and in which any related person had or will have a direct or indirect material interest, excluding executive compensation arrangements described elsewhere herein.

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

On October 27, 2022, we entered into the Third Amended and Restated Note Purchase Agreement with Jackson, and issued to Jackson the Jackson Notes, with a remaining outstanding principal balance of approximately $9,000.

Under the terms of the Third Amended and Restated Note Purchase Agreement and the Jackson Notes, we are required to pay interest on the Jackson Notes at an annual rate of 12% and in the event we have not repaid in cash at least 50% of the outstanding principal balance of the Jackson Notes by October 27, 2023, then interest on the outstanding principal balance of the Jackson Notes shall continue to accrue at 16% per year of the outstanding principal balance of the Jackson Notes until the Jackson Notes are repaid in full. The Third Amended and Restated Note Purchase Agreement also extends the maturity date of the Jackson Notes from October 28, 2022 to October 14, 2024. On October 27, 2022, in connection with the Third Amended and Restated Note Purchase Agreement, we issued to Jackson 100,000 shares of common stock (the “Jackson Shares”) and a warrant to purchase up to 24,332 shares of common stock at an exercise price of $3.06 per share (the “Jackson Warrant”). The Jackson Warrant is exercisable six months from October 27, 2022, and expires on October 27, 2027.

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

On October 27, 2022, in connection with the Third Amended and Restated Note Purchase Agreement, we entered into an Omnibus Amendment and Reaffirmation Agreement with Jackson, which, among other things, amended (i) the Amended and Restated Security Agreement, dated as of September 15, 2017, as amended, and (ii) the Amended and Restated Pledge Agreement, dated as of September 15, 2017, as amended, to reflect certain of the terms as updated and amended by the Amended Note Purchase Agreement. On October 27, 2022, in connection with the entry into the Amended Note Purchase Agreement, we entered into Amendment No. 4 (“Amendment No. 4”) to the Amended and Restated Warrant Agreement (as amended, the “Existing Warrant”) with Jackson. Pursuant to Amendment No. 4, the exercise price of the Existing Warrant was reduced from $60.00, such exercise price adjusted to give effect to the 1-for-6 reverse stock split effectuated on June 30, 2021, and the Reverse Stock Split, effectuated on June 23, 2022, to $3.06 per share. The term of the Existing Warrant was also extended to January 26, 2028. Pursuant to the Existing Warrant, as amended from time to time, Jackson may purchase up to 15,093 shares of common stock.

On October 27, 2022, in connection with the Amended Note Purchase Agreement, the Jackson Notes and Amendment No. 27, by and between us and MidCap, we, Jackson and MidCap entered into the Fifth Amendment, which amended the Intercreditor Agreement, dated September 15, 2017, by and between is, Jackson and MidCap, as amended. The Fifth Amendment, among other things, permits the increase of the credit commitments under the Credit and Security Agreement, as amended by Amendment No. 27, to $32.5 million.

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

On August 30, 2023, in connection with the First Omnibus Amendment Agreement, the 2023 Jackson Note and Amendment No. 28 to the Midcap Credit and Security Agreement (“Amendment No. 28”), the Company, Jackson, the Lenders and MidCap entered into the Sixth Amendment to Intercreditor Agreement (the “Sixth Amendment”), which amended the Intercreditor Agreement, dated as of September 15, 2017 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Intercreditor Agreement”), by and between the Company, Jackson and MidCap. The Sixth Amendment, among other things, provides for (i) consent by the Lenders to the Amendment Agreement and (ii) consent by Jackson to Amendment No. 28.

Director Independence

Please see “Item 10. Directors, Executive Officers and Corporate Governance—Independence of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as our independent registered public accounting from 2017 through August 26, 2022. On August 26, 2022, and Baker Tilly US, LLP served as our independent registered public accounting firm from August 2022 through January 9, 2024. On January 12, 2024, the Audit Committee engaged, RBSM LLP as our independent registered public accounting firm. The aggregate fees billed for Fiscal 2023 and Fiscal 2022, for professional services rendered by the principal accountant are as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2022
	BAKER TILLY US, LLP	BAKER TILLY US, LLP	BDO USA, LLP
Audit Fees	$553	$467	$553
Audit Related Fees	—	41	—
Total	$553	$508	$553

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

Pre-Approval Policies and Procedure for Audit Services

The audit committee has developed policies and procedures regarding the approval of all services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. Consistent with these policies and procedures, all audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in Fiscal 2023 and Fiscal 2022 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-51 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, by and between Staffing 360 Solutions, Inc., a Delaware corporation, and Staffing 360 Solutions, Inc., a Nevada corporation (previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
2.2	Asset Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Georgia, LLC, firstPRO Inc., firstPRO Georgia LLC, April F. Nagel and Philip Nagel (previously filed as Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on September 19, 2017).
2.3†	Stock Purchase Agreement, dated April 18, 2022, by and between Staffing 360 Solutions, Inc. Headway Workforce Solutions, Inc. and Chapel Hill Partners, LP as the Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report Form 8-K, filed with the SEC on April 20, 2022).
2.4†	Amendment to the Stock Purchase Agreement, dated May 18, 2022, by and between Staffing 360 Solutions, Inc. Headway Workforce Solutions, Inc. and Chapel Hill Partners, LP as the Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report Form 8-K, filed with the SEC on May 19, 2022).
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.4 to the Company’s Form 8-K, filed with the SEC on June 15, 2017).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 3, 2018).
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2015).
3.5	Certificate of Designations, Preferences and Rights of Series B Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2015)
3.6	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2016).
3.7	Amendment to Certificate of Designation After Issuance of Class or Series increasing the number of authorized Series C Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2016).
3.8	Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018).
3.9	Certificate of Correction to the Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2018).
3.10	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, dated February 7, 2019 (previously filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on February 11, 2019).
3.11	Certificate of Amendment to the Certificate of Designation of Series E Preferred Stock, dated October 23, 2020 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020).
3.12	Certificate of Designation for Series F Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 27, 2021).
3.13	Certificate of Designation of Series G Convertible Preferred Stock, dated May 6, 2021(previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
3.14	Certificate of Correction to Certificate of Designation of Series G Convertible Preferred Stock, dated May 11, 2021 (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
3.15	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company as filed on June 30, 2021 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 1, 2021).
3.16	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company as filed on December 27, 2021 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2021).
3.17	Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock, dated May 23, 2022 (previously filed as Exhibit 3.1 to the Company’s Current Report Form 8-K, filed with the SEC on May 24, 2022).
3.18	Certificate of Designation of the Series J Preferred Stock of the Company, dated May 4, 2022 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2022).
3.19	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Staffing 360 Solutions, Inc. filed on June 23, 2022 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022).
3.20	Certificate of Designation of Series A Junior Participating Preferred Stock of Staffing 360 Solutions Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).
3.21	Second Amendment to the Staffing 360 Solutions, Inc. 2021 Omnibus Incentive Plan (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
4.1	Subordinated Secured Note issued to Jackson Investment Group LLC (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017)
4.2	Warrant issued to Jackson Investment Group LLC (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
4.3	April Note, dated April 5, 2017, issued to Jackson Investment Group LLC (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
4.4	10% Subordinated Secured Note, dated August 2, 2017, issued to Jackson Investment Group, LLC (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).

4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 29, 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020).
4.6	Form of Warrant issued to H.C. Wainwright & Co., LLC’s designees on December 31, 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020).
4.7	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
4.8	Form of Placement Agent Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
4.9	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
4.10	Form of Wainwright Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
4.11	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
Form of Wainwright Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
4.12	Form of Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
4.13	Form of Wainwright Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
4.14	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).
4.15	Form of Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).
4.16	Form of Wainwright Warrant (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2021).
4.17	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.18	Form of Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.19	Form of Wainwright Warrant (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).
4.20	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).
4.21	Form of Common Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023)
4.22	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023)
4.23	Form of New Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).
4.24	Rights Agreement, dated as of October 1, 2023, between Staffing 360 Solutions, Inc. and Securities Transfer Corporation, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).
4.25	Description of Securities (previously filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed with the SEC on June 24, 2022).
10.1	Form of Deed of Restrictive Covenant by and between Brendan Flood and the Company (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2014).
10.2	Stock Purchase Agreement, by and among Linda Moraski, PeopleSERVE, Inc., PeopleSERVE PRS, Inc. and the Company, dated May 17, 2014 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2014).
10.3+	2014 Equity Compensation Plan (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2014).
10.4	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE, Inc. and Monroe Staffing Services, LLC, as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015).
10.5	Credit and Security Agreement, dated April 8, 2015, by and among PeopleSERVE PRS, Inc., as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2015).
10.6+	Employment Agreement, dated July 8, 2015, by and between Alison Fogel and Lighthouse Placement Services, LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2015).
10.7	Amendment No. 2 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE, Inc., Monroe Staffing Services, LLC, Faro Recruitment America, Inc. and Lighthouse Placement Services, LLC as borrowers, the Company, as a credit party, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015).

10.8	Amendment No. 1 to the Credit and Security Agreement, effective August 31, 2015, by and among PeopleSERVE PRS, Inc. as borrower, MidCap Financial Trust, as agent and lender, and certain other lenders as the case may be (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015).
10.9+	2015 Omnibus Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8, filed with the SEC on October 2, 2015).
10.10+	2016 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016).
10.11+	2016 Long Term Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2017 (through an incorporation by reference from Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed on December 21, 2016).
10.12	Warrant Agreement, dated January 25, 2017, by and among the Company and Jackson Investment Group LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
10.13	Security Agreement, dated January 25, 2017, by and among the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
10.14	Pledge Agreement, dated January 25, 2017 by and the Company, Jackson Investment Group LLC and the U.S. Subsidiary Guarantors (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
10.15	Subordination Agreement, dated January 25, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and the U.S. Subsidiary Guarantors (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2017).
10.16	Amended Warrant Agreement, dated March 14, 2017, between the Company and Jackson Investment Group LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2017).
10.17	Amended Purchase Agreement, dated April 5, 2017, by and among the Company, Jackson Investment Group LLC and certain subsidiaries of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
10.18	Second Amendment, dated April 5, 2017, by and among the Company and Jackson Investment Group LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
10.19	Amended Subordination Agreement, dated April 5, 2017, by and among Midcap Funding X Trust, Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017).
10.20	Second Amended Purchase Agreement, dated August 2, 2017, by and among the Company, Jackson Investment Group, LLC and certain subsidiaries of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
10.21	Second Amended Subordination Agreement, dated August 2, 2017, by and among Midcap Funding X Trust, Jackson Investment Group, LLC, the Company and certain subsidiaries of the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
10.22	Intercreditor Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc., MidCap Funding X Trust and Jackson Investment Group, LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017).
10.23	Share Purchase Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., Longbridge Recruitment 360 Limited and the holders of outstanding shares of CBS Butler Holdings Limited (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017).

10.24	Amendment No.8 to the Credit and Security Agreement, dated September 15, 2017, by and among Staffing 360 Solutions, Inc., certain subsidiaries of Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2017).
10.25	Agreement for Purchase of Debt, dated February 8, 2018, between CBS Butler Limited and HSBC Invoice Finance (UK) Limited (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018).
10.26	Agreement for Purchase of Debt, dated February 8, 2018, between The JM Group (IT Recruitment) Limited and HSBC Invoice Finance (UK) Limited (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018).
10.27	Agreement for Purchase of Debt, dated February 8, 2018, between Longbridge Recruitment 360 Ltd and HSBC Invoice Finance (UK) Limited (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2018).
10.28	Agreement for Purchase of Debt, dated June 28, 2018, between HSBC Invoice Finance (UK) Limited, and Clement May Limited (previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018).
10.29	Term Loan letter agreement, dated June 26, 2018, between HSBC Bank plc, and Staffing 360 Solutions Limited (previously filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 5, 2018).
10.30	Share Purchase Agreement, dated August 27, 2018, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2018).
10.31	Amendment No. 1 to Amended and Restated Warrant Agreement, dated August 27, 2018, between the Company and Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.32	Amendment No.10 and Joinder Agreement to Credit and Security Agreement and Limited Consent, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company and MidCap Funding X Trust (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.33	First Omnibus Amendment, Joinder and Reaffirmation Agreement, dated August 27, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.34	12% Senior Secured Note, due September 15, 2020, issued on August 27, 2018, to Jackson Investment Group, LLC (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.35	First Amendment to Intercreditor Agreement, dated August 27, 2018, by and among Jackson Investment Group, LLC, the Company, certain subsidiaries of the Company, and MidCap Funding X Trust. (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.36	Fifth Amended and Restated Revolving Loan Note, by and among certain subsidiaries of the Company and MidCap Funding X Trust (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018).
10.37	Debt Exchange Agreement, dated November 15, 2018, by and between the Company and Jackson Investment Group LLC (previously filed as Exhibit 10.91 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018).
10.38	Second Omnibus Amendment, Joinder and Reaffirmation Agreement, dated November 15, 2018, by and among the Company, certain subsidiaries of the Company, and Jackson Investment Group, LLC (previously filed as Exhibit 10.92 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018).

10.39	Amendment No. 2 to Amended and Restated Warrant Agreement, dated November 15, 2018, between the Company and Jackson Investment Group, LLC (previously filed as Exhibit 10.94 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 16, 2018).
10.40	Form of Securities Purchase Agreement, dated January 22, 2019, by and between the Company and the Purchaser signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019).
10.41	Placement Agency Agreement dated January 22, 2019, between the Company and ThinkEquity (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019).
10.42+	Employment Agreement with Alicia Barker dated June 19, 2018 (previously filed as Exhibit 10.97 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019).
10.43+	Severance Agreement with Christopher Lutzo (previously filed as Exhibit 10.98 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019).
10.44	Waiver Agreement - Series A Preferred Stock (previously filed as Exhibit 10.99 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019).
10.45	First Amendment to 2016 Omnibus Incentive Plan (previously filed as Exhibit 10.100 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 31, 2019).
10.46	Amendment No. 11 to the Credit Agreement dated February 7, 2019 by and among Midcap Funding X Trust, the Company and certain subsidiaries of the Company (previously filed as Exhibit 10.101 to the Company’s Annual Report on Form 10-K filed on March 25, 2019).
10.47	Third Omnibus Amendment and Reaffirmation Agreement dated February 7, 2019, by and among Jackson Investment Group LLC, the Company and certain subsidiaries of the Company (previously filed as Exhibit 10.102 to the Company’s Annual Report on Form 10-K filed on March 25, 2019).
10.48	Underwriting Agreement, dated February 8, 2019, between the Company and ThinkEquity (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2019.
10.49	Amendment Agreement, dated February 27, 2019, by and among Staffing 360 Georgia, LLC, firstPRO, Inc., firstPRO Georgia, LLC, April F. Nagel and Philip Nagel (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019).
10.50	Securities Purchase Agreement, dated July 29, 2019, by and between Staffing 360 Solutions, Inc. and the purchaser signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2019).
10.51	Placement Agency Agreement, dated July 29, 2019, by and between the Company and ThinkEquity (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2019).
10.52	Fourth Omnibus Amendment and Reaffirmation Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company and Jackson Investment Group, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019).
10.53	18% Senior Secured Note, due December 31, 2019, issued on August 29, 2019, to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019).
10.54	Third Amendment to Intercreditor Agreement, dated August 29, 2019, by and among the Company, certain subsidiaries of the Company, Jackson Investment Group, LLC and MidCap Funding X Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019).
10.55	Amendment Agreement, dated as of September 11, 2019, by and among Monroe Staffing Services, LLC, Staffing 360 Solutions, Inc. and Pamela D. Whitaker (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2019).
10.56+	General Release and Severance Agreement, dated as of September 11, 2019, by and between Staffing 360 Solutions, Inc. and David Faiman (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2019).
10.57	Note between Monroe Staffing Services, LLC and Newton Federal Bank, dated May 12, 2020 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2020).
10.58	Note among Key Resources Inc., Lighthouse Placement Services, LLC, Staffing 360 Georgia, LLC and Newton Federal Bank, dated May 20, 2020 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).
10.59+	2020 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020)

10.60+	Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020).
10.61+	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.7 to the Company Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2020).
10.62+	Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2020).
10.63	Asset Purchase Agreement, dated as of September 24, 2020, by and among Staffing 360 Solutions, Inc., Staffing 360 Georgia, LLC and FirstPro Recruitment, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2020).
10.64	Amendment No. 17, dated October 26, 2020, to Credit and Security Agreement with MidCap Funding IV Trusts (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020).
10.65	Amended and Restated Senior Secured 12% Promissory Note issued on October 26, 2020, to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020).
10.66	Form of Securities Purchase Agreement, dated December 30, 2020, by and among Staffing 360 Solutions, Inc. and certain institutional and accredited investors (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020).
10.67	Underwriting Agreement, dated December 23, 2020, between Staffing 360 Solutions, Inc. and H.C. Wainwright & Co., LLC (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020).
10.68	Engagement Letter, dated December 21, 2020, between Staffing 360 Solutions, Inc. and H.C. Wainwright & Co., LLC (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020
10.69+	Employment Agreement, dated June 29, 2020, by and among Staffing 360 Solutions, Inc. and Khalid Anwar (previously filed as Exhibit 10.57 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 12, 2021).
10.70	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
10.71	Form of Registration Rights Agreement (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).
10.72	Exchange Agreement, dated May 6, 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2021).
10.73	Side Letter Agreement Regarding Amendment to NPA, dated May 6, 2021 (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 12, 2021).
10.74	Limited Waiver and Agreement Letter, dated May 6, 2021 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2021).
10.75	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.76	Limited Consent (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.77	12% Senior Secured Note (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).
10.78	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021).
10.79	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
10.80+	Employment Agreement, dated January 3, 2014, by and among Staffing 360 Solutions Limited (f/k/a Initio International Holdings Limited) and Brendan Flood (previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on January 7, 2014).
10.81+	2021 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2021).

10.82+	Amendment to the 2021 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2021).
10.83	Form of Securities Purchase Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021).
10.84	Form of Registration Rights Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2021).
10.85	Amendment No. 20 to the Credit and Security Agreement, dated April 18, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2022).
10.86	Limited Consent and Waiver to Second Amended and Restated Note Purchase Agreement, dated April 18, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2022).
10.87	Form of Securities Purchase Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022).
10.88	Form of Registration Rights Agreement, by and among Staffing 360 Solutions, Inc. and the purchasers thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022).
10.89	Amendment No. 23 to the Credit and Security Agreement, dated September 26, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022)
10.90	Amendment No. 24 to the Credit and Security Agreement, dated September 29, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.91	Limited Consent and Waiver to Second Amended and Restated Note Purchase Agreement, dated September 28, 2022 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).
10.92	Amendment No. 25 to the Credit and Security Agreement, dated October 13, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.93	Limited Consent to Second Amended and Restated Note Purchase Agreement, dated October 13, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022).
10.94	Amendment No. 26 to the Credit and Security Agreement, dated October 20, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.95	Limited Consent to Second Amended and Restated Note Purchase Agreement, dated October 21, 2022 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.96†	Third and Amended and Restated Note Purchase Agreement, dated October 27, 2022, by and between the Company and Jackson Investment Group, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.97	Third Amended and Restated Senior Secured 12% Promissory Note issued on October 27, 2022 to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.98†	Omnibus Amendment and Reaffirmation Agreement, dated October 27, 2022, by and between Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.99	Amendment No. 4, dated October 27, 2022, to Amended and Restated Warrant Agreement, by and between Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.100	Amendment No. 27 to the Credit and Security Agreement, dated October 27, 2022, by and between Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.101	Fifth Amendment to Intercreditor Agreement, dated October 27, 2022, by and among Staffing 360 Solutions, Inc., Jackson Investment Group, LLC and MidCap Funding X Trust (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
10.102+	Employment Agreement, dated April 18, 2022, by and between Staffing 360 Solutions, Inc. and Joe Yelenic (previously filed as Exhibit 10.105 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 19, 2023).
10.103†	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).
10.104	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).
10.105	Amendment No. 1 to the Third Amended and Restated Note Purchase Agreement, dated June 30, 2023 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
10.106†	Letter Agreement, dated July 31, 2023, by and among the Company, Chapel Hill Partners, L.P. and Jean-Pierre Sakey (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
10.107	First Omnibus Amendment and Reaffirmation Agreement, dated August 30, 2023, by and between Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.108	12% Senior Secured Promissory Note issued on August 30, 2023 to Jackson Investment Group, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.109	Amendment No. 28 to the Credit and Security Agreement and Limited Waiver, dated August 30, 2023, by and between Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.110	Sixth Amendment to Intercreditor Agreement, dated August 30, 2023, by and among Staffing 360 Solutions, Inc., Jackson Investment Group, LLC and MidCap Funding X Trust (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.111	Form of Inducement Letter (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).
10.112+	Second Amendment to the Staffing 360 Solutions, Inc. 2021 Omnibus Incentive Plan
10.123+	Employment Agreement, dated October 26, 2023, by and between the Company and Melanie Grossman ( (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024).
16.1	Letter from BDO USA LLP to the SEC, dated August 31, 2022 (previously filed as exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2022).
16.2	Letter from Baker Tilly US, LLP to the SEC, dated January 12, 2024 (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024).
19.1*	Insider Trading Policy of Staffing 360 Solutions, Inc.
21.1*	Subsidiaries of Staffing 360 Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – Baker Tilly US, LLP.
23.2*	Consent of Independent Registered Public Accounting Firm – BDO USA LLP.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy of Staffing 360 Solutions, Inc.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.
†	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: June 11, 2024	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2024	By:	/s/ Melanie Grossman
Melanie Grossman Senior Vice President, Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brendan Flood	Chairman, Chief Executive Officer and Director	June 11, 2024
Brendan Flood	(Principal Executive Officer)

/s/ Joe Yelenic	Senior Vice President, Corporate Finance (Principal Financial Officer)	June 11, 2024
Joe Yelenic

/s/ Melanie Grossman	Senior Vice President, Corporate Controller (Principal Accounting Officer)	June 11, 2024
Melanie Grossman

/s/ Dimitri Villard	Director	June 11, 2024
Dimitri Villard

/s/ Nicholas Florio	Director	June 11, 2024
Nicholas Florio

/s/ Vincent Cebula	Director	June 11, 2024
Vincent Cebula

/s/ Alicia Barker	Director	June 11, 2024
Alicia Barker

