Form 10-Q
period 2024-03-30
Staffing 360 Solutions, Inc.
filed 2024-07-15
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	STAF	NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of July 11, 2024, 905,893 shares of common stock, $0.0001 par value, were outstanding.

Form 10-Q Quarterly Report

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, per share and par values)

	As of	As of
	March 30, 2024 (Unaudited)	December 30, 2023
ASSETS
Current Assets:
Cash	$437	$721
Accounts receivable, net	18,906	17,783
Prepaid expenses and other current assets	1,658	1,080
Current assets held for sale	-	9,116
Total Current Assets	21,001	28,700

Property and equipment, net	478	536
Goodwill	19,891	19,891
Intangible assets, net	10,783	11,193
Other assets	5,240	5,592
Right of use asset	4,769	4,813
Total Assets	$62,162	$70,725
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$14,724	$13,976
Accrued payroll taxes	10,354	6,193
Accrued expenses - related party	257	257
Current Debt - related party	9,913	9,826
Current portion of debt	8,691	8,627
Earnout liabilities	9,054	9,054
Accounts receivable financing	13,673	14,698
Leases - current liabilities	1,069	1,035
Other current liabilities	231	376
Current liabilities held for sale	-	10,077
Total Current Liabilities	67,966	74,119

Leases - non current	4,123	4,213
Other long-term liabilities	253	203
Total Liabilities	72,342	78,535

Commitments and contingencies	—	—

Stockholders’ Deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 634,219 and 560,102 shares issued and outstanding, as of March 30, 2024 and December 30, 2023, respectively	1	1
Additional paid in capital	119,400	119,214
Accumulated other comprehensive income	31	31
Accumulated deficit	(129,612)	(127,056)
Total Stockholders’ Deficit	(10,180)	(7,810)
Total Liabilities and Stockholders’ Deficit	$62,162	$70,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share, per share and per share values)

(UNAUDITED)

	For the three months Ended
	March 30, 2024	April 1, 2023
Revenue	$41,444	$47,624

Cost of Revenue, excluding depreciation and amortization stated below	36,134	40,138

Gross Profit	5,310	7,486

Operating Expenses:
Selling, general and administrative expenses	7,094	7,789
Depreciation and amortization	481	491
Total Operating Expenses	7,575	8,280

Net Loss From Operations	(2,265)	(794)

Other (Expenses) Income:
Interest expense	(1,096)	(1,055)
Amortization of debt discount and deferred financing costs	(151)	(99)
Other income (loss), net	105	(14)
Total Other (Expenses) Income, net	(1,142)	(1,168)

Net Operating Loss	(3,407)	(1,962)

Discontinued Operations	901	(853)

Loss Before Benefit from Income Tax	(2,506)	(2,815)

(Provision) for Income taxes	(50)	(40)

Net Loss	(2,556)	(2,855)

Net Loss Attributable to Common Stockholders	$(2,556)	$(2,855)

Net Operating Loss Attributable to Common Stockholders - Basic	$(5.69)	$(6.30)
Net Income (Loss) from Discontinued Operations Attributable to Common Stockholders - Basic	$1.48	$(2.68)

Weighted Average Shares Outstanding – Basic	607,059	317,712

Earnings allocated to participating securities– Diluted (Footnote 3)	$(2,556)	$(2,855)

Net Operating Loss Attributable to Common Stockholders - Diluted	$(5.69)	$(6.30)
Net Income (Loss) from Discontinued Operations Attributable to Common Stockholders - Diluted	$1.48	$(2.68)

Weighted Average Shares Outstanding – Diluted	607,059	317,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	Quarter Ended
	March 30, 2024	April 1, 2023
Net Loss	$(2,556)	$(2,855)

Other Comprehensive (Loss) Income
Foreign exchange translation adjustment	—	23
Comprehensive Loss Attributable to the Company	$(2,556)	$(2,832)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity (Deficit)
	Common Stock
Balance, January 1, 2023	262,920	$1	$111,586	$(2,219)	$(101,015)	$8,353
Shares issued to/for:
Employees, directors and consultants	23,730	—	720	—	—	720
Sale of common stock and warrants	98,952	—	4,113	—	—	4,113
Warrants modification	—	—	176	—	—	176
Equity issuance cost	—	—	(176)	—	—	(176)
Foreign currency translation gain	—	—	—	23	—	23
Net loss	—	—	—	—	(2,855)	(2,855)
Balance, April 1, 2023	385,602	$1	$116,419	$(2,196)	$(103,870)	$10,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total Deficit
	Common Stock
Balance, December 30, 2023	560,102	$1	$119,214	$31	$(127,056)	$(7,810)
Shares issued to/for:
Employees, directors and consultants	12,000	—	186	—	—	186
Warrants Exercised	62,117	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—
Net loss	—	—	—	—	(2,556)	(2,556)
Balance, March 30, 2024	634,219	$1	$119,400	$31	$(129,612)	$(10,180)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	For the three months ended,
	March 30, 2024	April 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,556)	$(2,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	481	491
Amortization of debt discount and deferred financing costs	151	99
Bad debt expense	—	18
Impairment of Goodwill	—	—
Right of use assets depreciation	44	355
Stock based compensation	186	720
Changes in operating assets and liabilities:
Accounts receivable	(1,123)	68
Prepaid expenses and other current assets	(578)	(353)
Other assets	351	1,705
Accounts payable and accrued expenses	752	120
Accrued payroll taxes	3,505	—
Other current liabilities	509	(634)
Other long-term liabilities and other	9	(227)
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	1,731	(493)
Net cash used in discontinued operating activities	(3,007)	(3,630)
NET CASH USED IN OPERATING ACTIVITIES	(1,276)	(4,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(28)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(6)	(28)
Net cash provided by discontinued investing activities	2,046	1,627
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,040	1,599

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs	—	(319)
Repayments on accounts receivable financing, net	(1,048)	(1,743)
Proceeds from sale of common stock	—	4,433
NET CASH (USED IN) PROVIDED BY CONTINUING FINANCING ACTIVITIES	(1,048)	2,371
Net cash used in discontinued financing activities	—	(124)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,048)	2,247

NET DECREASE IN CASH	(284)	(277)

Effect of exchange rates on cash	—	(6)

Cash - Beginning of period	721	1,455

Cash - End of period	$437	$1,172

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

We are a public company in the domestic staffing sector. Our business model is based on finding and acquiring suitable, mature, profitable, operating, U.S.-based staffing companies. Our targeted consolidation model is focused specifically on the accounting and finance, information technology (“IT”), engineering, administration (“Professional”) and light industrial (“Commercial”) disciplines. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date, we have completed ten acquisitions since November 2013. In February 2024, the Company disposed of its UK operations. Accordingly, all of the figures, including share and per share information, except where specifically referenced, have been revised to reflect only the results of continuing operations.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Headway business includes EOR (“Employer of Record”) service contracts. EOR projects are typically large volume, long-term providing HR outsourcing of payroll and benefits for a contingent workforce. EOR projects, while priced with lower gross margin percentages than traditional temporary staffing assignments, yield a comparable contribution as a result of lower costs to deliver these services. Typical contribution for EOR projects would be 80-85% of the gross profit earned, compared to 40-50% for traditional staffing which negates the impact of lower gross margins. This EOR service offering could be easily added to the Company’s other Brands (as defined below), providing for a growth element within the existing client base. The Headway business also brought an active workforce in all 50 states in the US, as well as Puerto Rico and Washington DC. This will provide for potential expansion of accounts for all brands in the group’s portfolio (“Brands”).

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

We effected a one-for-ten reverse stock split on June 25, 2024 (the “Reverse Stock Split”). All share and per share information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

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

Liquidity

The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us. As shown in the accompanying condensed consolidated financial statements as of the quarter ended March 30, 2024, the Company has an accumulated deficit of $129,612 and a working capital deficit of $46,965. At March 30, 2024, we had total gross debt of $19,116 and $437 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

Due to the timing of select liabilities coming due, we are in discussion with our lenders to determine the best manner to settle these liabilities.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us.

Further, the notes issued to Jackson Investment Group LLC (“Jackson”) includes certain financial customary covenants and the Company is currently not in compliance. We are working with the lenders to bring the Company into compliance with these covenants.

The entire outstanding principal balance of the Jackson Notes (as defined herein), which was $10,116 as of March 30, 2024, shall be due and payable on October 14, 2024. The debt represented by the Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended. The Company also has a $32,500 revolving loan facility with MidCap Funding X Trust (“MidCap”). The MidCap facility has a maturity date of September 6, 2024.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the quarters ended March 30, 2024 and April 1, 2023 include the measurement of credit losses, valuation of intangible assets, including goodwill, borrowing rate consideration for right-of-use (“ROU”), liabilities associated with earn-out obligations, testing long-lived assets for impairment, valuation reserves against deferred tax assets and penalties in connection with outstanding payroll tax liabilities, stock based compensation and fair value of warrants and options.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue for the quarter ended March 30, 2024 was comprised of $41,170 of temporary contractor revenue and $274 of permanent placement revenue compared with $47,124 of temporary contractor revenue and $500 permanent placement revenue for the quarter ended April 1, 2023. Refer to Note 11 – Segment Information for further details on breakdown by segments.

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

The effective income tax rate was (2.00%) and (0.79%) for the quarters ending March 30, 2024 and April 1, 2023, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit. The Company may have experienced an IRC Section 382 limitation during 2021, for which it is in process of conducting an analysis to determine the tax consequences of such a limitation.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Refer to Note 9 – Stockholders’ Equity for further details.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares of common stock issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method). Such securities, shown below, presented on a common stock equivalent basis and outstanding as of March 30, 2024 and April 1, 2023 have not been included in the diluted earnings per share computations, as their inclusion would be anti-dilutive due to the Company’s net loss as of March 30, 2024 and April 1, 2023:

	March 30, 2024	April 1, 2023
Warrants	607,663	462,455
Restricted shares – unvested	22,559	12,850
Options	5,123	5,131
Total	635,345	480,436

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

Under the terms of this agreement, the Company is subject to affirmative covenants which are customary for financings of this type, including covenants to: (i) maintain good standing and governmental authorizations, (ii) provide certain information and notices to MidCap, (iii) deliver monthly reports and quarterly financial statements to MidCap, (iv) maintain insurance, (v) discharge all taxes, (vi) protect its intellectual property, and (vii) generally protect the collateral granted to MidCap. The Company is also subject to negative covenants customary for financings of this type, including that it may not: (i) enter into a merger or consolidation or certain change of control events, (ii) incur liens on the collateral, (iii) except for certain permitted acquisitions, acquire any significant assets other than in the ordinary course of business, (iv) assume certain additional senior debt, or (v) amend any of its organizational documents. The Company is currently not in compliance with certain affirmative covenants contained in its’ debt agreements. We are working with the lenders to bring the Company into compliance with these covenants.

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

In connection with Amendment No. 28, the Company paid to MidCap (i) a modification fee of $68 and (ii) $32 in overdue interest amount, which were paid prior to October 31, 2023.

On August 30, 2023, in connection with that certain First Omnibus Amendment and Reaffirmation Agreement, by and among the Company, the guarantor parties thereto and Jackson (the “First Omnibus Amendment Agreement”) the 2023 Jackson Note (as defined herein) and Amendment No. 28, the Company, Jackson, the Lenders and MidCap entered into the Sixth Amendment to Intercreditor Agreement (the “Sixth Amendment”), which amended the Intercreditor Agreement, dated as of September 15, 2017 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Intercreditor Agreement”), by and between the Company, Jackson and MidCap. The Sixth Amendment, among other things, provides for (i) consent by the Lenders to the First Omnibus Amendment Agreement and (ii) consent by Jackson to Amendment No. 28.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The balance of the MidCap facility as of March 30, 2024 and December 30, 2023 was $13,673 and $14,698, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheets.

NOTE 5 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	March 30, 2024
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$8,282	$2,215	$18,953	$29,450
Accumulated amortization	(5,071)	(2,215)	(11,381)	(18,667)
Intangible assets, net	$3,211	$-	$7,572	$10,783

	December 30, 2023
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$8,282	$2,215	$18,953	$29,450
Accumulated amortization	(4,928)	(2,215)	(11,114)	(18,257)
Intangible assets, net	$3,354	$-	$7,839	$11,193

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

As of March 30, 2024, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended December	Amount
2024	$1,249
2025	1,617
2026	1,567
2027	1,567
2028	1,321
Thereafter	3,462
Total	$10,783

Amortization of intangible assets for the period ended March 30, 2024 and April 1, 2023 was $410 and $454, respectively. The weighted average useful life of intangible assets remaining is 5.5 years.

NOTE 6 – GOODWILL

The following table provides a roll forward of goodwill:

	March 30, 2024	December 30, 2023
Beginning balance, gross	$19,891	$19,891
Acquisition	-	-
Accumulated disposition	-	-
Accumulated impairment losses	-	-
Currency translation adjustment	-	-
Ending balance, net	$19,891	$19,891

Goodwill by reportable segment is as follows:

	March 30, 2024	December 30, 2023
Professional Staffing - US	$14,031	$14,031
Commercial Staffing - US	5,860	5,860
Ending balance, net	$19,891	$19,891

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the operating segment level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. ASC 280-10-50-11 states that operating segments often exhibit similar long-term financial performance if they have similar economic characteristics. During the quarter ended March 30, 2024, management concluded the Company has two operating segments for goodwill impairment analysis under ASC 350 such as commercial and professional. Accordingly, goodwill will no longer be tested at the unit level for the five reporting units and will be tested for impairment at the operating segment level.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 7– DEBT

	March 30, 2024	December 30, 2023
Jackson Investment Group - related party	$10,116	$10,116
Redeemable Series H Preferred Stock	9,000	9,000
		-
Total Debt, Gross	19,116	19,116
Less: Debt Discount and Deferred Financing Costs, Net	(512)	(663)
Total Debt, Net	18,604	18,453
Less: Non-Current Portion - Related Party
Less: Non-Current Portion	-
Total Current Debt, Net	$18,604	$18,453

Jackson Notes

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In addition, pursuant to the terms of the Third A&R Agreement, as amended by the First Omnibus Amendment Agreement, until all principal interest and fees due pursuant to the Third A&R Agreement and the Jackson Note are paid in full by the Company and are no longer outstanding, Jackson shall have a first call over 50% of the net proceeds from all common stock equity raises the Company conducts, which shall be used to pay down any outstanding obligations due pursuant to the Note Documents. The 2022 Jackson Note continues to be secured by substantially all of the Company and its subsidiaries’ assets as a second lien holder to MidCap in the United States, pursuant to the Security Agreement.

Redeemable Series H Preferred Stock

On May 18, 2022, the Company entered into a Headway purchase agreement with Headway (the “Headway Purchase Agreement”). Consideration for the purchase of 100% of Headway was the issuance of an aggregate of 9,000,000 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”). Each share of Series H Preferred Stock shall have a par value of $0.00001 per share and a stated value equal to $1.00 and is convertible at any time into an aggregate of 350,000 shares of common stock. This is determined by dividing the stated value of such share of Preferred Stock by the conversion price. The conversion price equals $25.714. Holders of Series H Preferred Stock are entitled to quarterly cash dividends at a per annum rate of 12%. The shares of the Series H Preferred Stock may be redeemed by the Company through a cash payment at a per share equal to the stated value, plus all accrued but unpaid dividends, at any time. On May 18, 2025, the Company shall redeem all of the shares of the Series H Preferred Stock. The redemption price represents the number of shares of the Preferred Stock (9,000,000), plus all accrued but unpaid dividends, multiplied by the Stated Value ($1). On May 18, 2022, the Company paid $14 towards the Series H Preferred Stock balance. As of March 30, 2024 the redemption price was $9,000.

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

Pursuant to the agreement, if on or prior to September 30, 2023, the Company does not redeem the Series H Preferred Stock and remit the Contingent Payment (as defined in the Headway Purchase Agreement), then the Company shall make the Contingent Payment in the amount of $5,000, as set forth in the Purchase Agreement, in five equal installments of $1,000 each, less $134 per installment to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey (the “Contingent Payment Installments”), with such Contingent Payment Installments to be made on or before December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 (each such date, a “Contingent Installment Payment Date”). On each Contingent Installment Payment Date, the Company shall additionally redeem 100,000 shares of Series H Preferred Stock at a price per share equal to $0.0000001 per share. The contingent payments due on December 31, 2023, March 31, 2024 and June 30, 2024 were not paid.

Pursuant to the Letter Agreement, the Company also had no obligation to pay the Preferred Dividend (as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock, as amended) on June 30, 2023, September 30, 2023 and December 31, 2023.

NOTE 8 – LEASES

As of March 30, 2024 we recorded a right of use (“ROU”) lease asset of approximately $4,769 with a corresponding lease liability of approximately $5,192, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In January 2024, the Company entered into a new lease agreement for an office lease in Worcester, MA for a term of 3 years. This resulted in increases to right of use assets and lease liabilities of $54. In February 2024, the Company entered into a new lease agreement for an office lease in East Hartford for a term of 3 years. This resulted in increases to right of use assets and lease liabilities of $72.

Quantitative information regarding the Company’s leases for period ended March 30, 2024 is as follows:

Lease Cost	Classification	March 30, 2024
Operating lease cost	SG&A Expenses	$228
Other information
Weighted average remaining lease term (years)		3.52
Weighted average discount rate		7.00%

Future minimum lease payments under non-cancelable leases as of March 30, 2024, were as follows:

2024	$1,066
2025	1,219
2026	1,087
2027	1,044
2028	1,072
Thereafter	664
$6,152
Less: Imputed Interest	960
$5,192

Leases - Current	$1,069
Leases - Non current	$4,123

As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This methodology was deemed to yield a measurement of the ROU lease asset and associated lease liability that was appropriately stated in all material respects.

NOTE 9– STOCKHOLDERS’ DEFICIT

The Company issued the following shares of common stock during the three-month period ended March 30, 2024:

	Number of Common	Fair Value	Fair Value at Issuance
	Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Consultants	1,000	$4	$4.10	$4.10
Board and committee members	11,000	53	$4.10	$4.10
Warrants issued in conjunction with inducement letter	62,117	516	$8.30	$8.30
	74,117	$573

The Company issued the following shares of common stock during the three month period ended April 1, 2023:

	Number of Common	Fair Value	Fair Value at Issuance
	Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	98,952	$4,999	$26.50	$26.50
Employees	17,730	515	$28.20	$28.20
Board and committee members	6,000	201	$29.30	$31.30
	122,682	$5,715

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Reverse Stock Split

On June 25, 2024, the Company effected the Reverse Stock Split. All share and per share information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and the notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

Increase of Authorized Common Stock

On December 27, 2023, stockholders approved an amendment to our Charter to increase the number of authorized shares of common stock, par value $0.00001 (“Common Stock”), from 200,000,000 to 250,000,000 and to make a corresponding change to the number of authorized shares of capital stock (the “the Common Stock Increase Amendment”).

We previously had a total of 220,000,000 shares of capital stock authorized under our Charter, consisting of 200,000,000 shares of Common Stock and 20,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”). This approval allowed our Board to file the Common Stock Increase Amendment with the office of the Delaware Secretary of State, which had the effect of increasing the number of authorized shares of Common Stock from 200,000,000 to 250,000,000 and increasing the number of authorized shares of all classes of stock from 220,000,000 to 270,000,000. The number of shares of authorized Preferred Stock remained unchanged.

February 2023 Public Offering

On February 7, 2023, the Company entered into a securities purchase agreement (“February 2023 Purchase Agreement”) with an institutional, accredited investor (the “Investor”) for the issuance and sale, in a best efforts public offering (the “February 2023 Offering”), of (i) 31,500 units (the “Units”), each Unit consisting of one share of the Company’s common stock, par value $0.0001 per share, and one warrant (the “February 2023 Warrants”) to purchase one share of common stock, and (ii) 156,952 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “February 2023 Pre-Funded Warrants”) to purchase one share of common stock and one February 2023 Warrant. The public offering price was $26.532 per Unit and $26.522 per Pre-Funded Unit. The February 2023 Offering closed on February 10, 2023.

Subject to certain limitations described in the February 2023 Pre-Funded Warrants, the February 2023 Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.01 per share any time until all of the February 2023 Pre-Funded Warrants are exercised in full. A holder will not have the right to exercise any portion of the February 2023 Warrants or the February 2023 Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, respectively (or at the election of the holder of such warrants, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the February 2023 Warrants or the February 2023 Pre-Funded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation pursuant to the February 2023 Warrants, which may not exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the February 2023 Warrants, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

In connection with the February 2023 Offering, the Investor entered into a warrant amendment agreement (the “February 2023 Warrant Amendment Agreement”) with the Company to amend the exercise price of certain existing warrants to purchase up to an aggregate of 87,666 shares of Common Stock that were previously issued to the Investor, with an exercise price of $58.50 per share and an expiration date of January 7, 2028. Pursuant to the Warrant Amendment Agreement, the amended warrants have a reduced exercise price of $24.70 per share following the closing of the February 2023 Offering.

The Company utilized the net proceeds from the February 2023 Offering for general working capital purposes.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the February 2023 Offering, pursuant to that certain engagement letter, dated as of January 4, 2023, as amended (the “Wainwright Engagement Letter”), between the Company and Wainwright. Pursuant to the Wainwright Engagement Letter, the Company paid Wainwright (i) a cash fee equal to 7.5% of the aggregate gross proceeds of the February 2023 Offering, (ii) a management fee of 1.0% of the aggregate gross proceeds of the February 2023 Offering, and reimbursed certain expenses and legal fees. In addition, the Company issued to Wainwright or its designees, warrants (the “February 2023 Placement Agent Warrants”) to purchase 14,134 shares of Common Stock at an exercise price equal to $33.165 per share. The February 2023 Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of the February 2023 Purchase Agreement.

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

Series A Preferred Stock – Related Party

As of March 30, 2024 and April 1, 2023, the Company had $125 of dividends payable to the Series A Preferred Stockholder, respectively.

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of March 30, 2024, the Company has issued a total of 22,559 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In the quarters ended March 30, 2024 and April 1, 2023, the Company recorded compensation expense associated with these restricted shares of $186 and $720, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

	Restricted Shares	Weighted Average Price Per Share
Outstanding at December 31, 2022	6,859	$67.20
Granted	33,731	23.00
Vested/adjustments	(17,769)	28.80
Outstanding at December 30, 2023	22,821	31.80
Granted	-	—
Vested/adjustments	(262)	11.84
Balance at March 30, 2024	22,559	$28.28

Warrants

In connection with the private placement consummated in July 2022 (the “July 2022 Private Placement”), on July 7, 2022, the Company entered into warrant amendment agreements (the “Warrant Amendment Agreements”) with each of the nine existing participating investors, which amended warrants to purchase up to 65,786 shares of common stock (prior to amendment, the “Original Warrants”). The Original Warrants had exercise price that ranged from $185.00 to $380.00 per share and expiration dates that ranged from July 22, 2026 to November 1, 2026. The Warrant Amendment Agreements reduced the exercise price of the Original Warrants to $58.50 per share and extended the expiration date to January 7, 2028, the date that is five and one-half years following the closing of the July 2022 Private Placement. The Company calculated an incremental fair value of $837 by calculating the excess, of the fair value of the modified over the fair value of that instrument immediately before it is modified. This increase in fair value was recorded in additional paid in capital.

In connection with the Third A&R Agreement, the Company (i) issued to Jackson five year warrants to purchase up to an aggregate of 2,434 shares of common stock at an exercise price of $30.60 per share, which expire on October 27, 2027, and (ii) amended certain warrants held by Jackson to purchase up to an aggregate of 1,510 shares of common stock such that the exercise price was reduced from $600.00 per share to $30.60 per share, and the expiration date of the warrant was extended from January 26, 2026 to October 27, 2027, which resulted in a fair value adjustment of $29. These warrants were recorded as additional debt discount which will be amortized over the term of the Jackson Notes using the effective interest method.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In connection with the February 2023 Offering, the Company entered into the February 2023 Purchase Agreement with the Investor for the issuance and sale, in a best efforts public offering, of (i) 31,500 Units, each consisting of one share of the Company’s common stock, and one February 2023 Warrant, and (ii) 156,952 Pre-Funded Units, each consisting of one February 2023 Pre-Funded Warrant to and one February 2023 Warrant. The public offering price was $26.532 per Unit and $26.522 per Pre-Funded Unit. The February 2023 Offering closed on February 10, 2023. In connection with the February 2023 Offering, the investor entered into the February 2023 Warrant Amendment Agreement with the Company to amend the exercise price of certain existing warrants to purchase up to an aggregate of 87,666 shares of common stock that were previously issued to the Investor, with an exercise price of $58.50 per share and an expiration date of January 7, 2028. Pursuant to the Warrant Amendment Agreement, the amended warrants have a reduced exercise price of $24.70 per share following the closing of the February 2023 Offering. The Company calculated an incremental fair value of $176 by calculating the excess of the fair value of the modified over the fair value of that instrument immediately before it is modified. This increase in fair value was recorded in additional paid in capital.

On September 1, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with a certain holder (the “Holder”) of certain of its existing warrants to purchase up to an aggregate of 276,117 shares of common stock issued to the Holder on July 7, 2022 (as amended on February 10, 2023), and (ii) February 10, 2023 (collectively, the “Existing Warrants”).

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 276,117 shares of common stock at a reduced exercise price of $8.30 per share in consideration of the Company’s agreement to issue new unregistered common stock purchase warrants (the “September 2023 Warrants”), as described below, to purchase up to an aggregate of 552,234 shares of the Company’s common stock.

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

The Company issued to Wainwright or its designees warrants (the “September 2023 Placement Agent Warrants”) to purchase up to 20,709 shares of common stock. The September 2023 Placement Agent Warrants have substantially the same terms as the September 2023 Warrants, except that the September 2023 Placement Agent Warrants have an exercise price equal to $10.375 per share and are immediately exercisable on or after the Stockholder Approval Date (as defined in the September 2023 Warrants) until the five year anniversary of the Stockholder Approval Date.

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2022	170,369	$96.10
Issued	863,193	20.59
Exercised	(276,117)	5.90
Expired or cancelled	(87,665)	58.50
Outstanding at December 30, 2023	669,780	34.80
Issued	—	—
Exercised	(62,117)	8.30
Expired or cancelled	—	—
Balance at March 30, 2024	607,663	$26.08

The following table summarizes warrants outstanding as of March 30, 2024:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$3.06 - $3,750.00	607,663	4.26	$26.08

Stock Options

A summary of option activity during the quarter ended March 30, 2024 is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2022	5,151	$500.60
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 30, 2023	5,151	500.60
Granted	—	—
Exercised	—	—
Expired or cancelled	(28)	5,303.57
Balance at March 30, 2024	5,123	$498.53

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company recorded share-based payment expense of $16 and $16 for the quarters ended March 30, 2024 and April 1, 2023, respectively.

Limited Duration Stockholder Rights Agreement

On September 27, 2023, the board of directors (the “Board”) of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock and. 03889 Rights for each outstanding share of Series H Preferred Stock (collectively with the common stock, the “Voting Stock”). The dividend was paid on October 21, 2023 to the stockholders of record at the close of business on October 21, 2023 (the “Record Date”). Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the “Preferred Stock”) at a price of $20.75 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of October 1, 2023, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Securities Transfer Corporation, as Rights Agent.

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

Shares of Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of the greater of (a) $100.00 and (b) the sum of (1) 10,000 (subject to adjustments for stock dividends, stock splits, or stock combinations) times the aggregate per share amount of all cash dividends, plus (2) 10,000 (subject to adjustments for stock dividends, stock splits, or stock combinations) times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of common stock, or a subdivision of the outstanding shares of common stock (by reclassification or otherwise), in each case declared on the common stock. In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to a minimum preferential payment of the greater of (a) $100.00 per share (plus any accrued but unpaid dividends and distributions), and (b) an amount equal to 10,000 times (subject to adjustments for stock dividends, stock splits, or stock combinations) made per share amount of all cash and other property to be distributed in respect of common stock. Each share of Preferred Stock will be initially entitled to 10,000 votes (subject to adjustment for stock dividends, stock splits, or stock combinations). In addition to voting together with the holders of common stock for the election of other directors of the Company, the holders of Preferred Stock, voting separately as a class to the exclusion of the holders of common stock, shall be entitled at the meeting of stockholders (and at each subsequent annual meeting of stockholders), unless all dividends in arrears on the Preferred Stock have been paid or declared and set apart for payment prior thereto, to vote for the election of two directors of the Company. Holders of Preferred Stock shall otherwise have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of common stock as set forth herein) for taking any corporate action, other than as required by law.

In the event of any merger, consolidation, combination or other transaction in which outstanding shares of common stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 10,000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of common stock is changed or exchanged.

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

At any time prior to a Flip-In Event, the Board may redeem all but not less than the then outstanding Rights at a price of $0.1 per Right, subject to adjustment (the “Redemption Price”) payable, at the option of the Company, in cash, shares of common stock or such other form of consideration as the Board shall determine. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Pursuant to the Headway Acquisition that closed on May 18, 2022, the purchase price includes an earnout payment totaling up to $5,000 of earn out provision. Upon the attainment of certain trailing twelve-month (“TTM”) EBITDA achievements the Company will pay to the Headway seller a contingent payment in accordance with the following:

Adjusted EBITDA of $0 or less than $0= no Contingent Payment

Adjusted EBITDA of $500 x 2.5 multiple= $1,250 Contingent Payment

Adjusted EBITDA of $1,000 x 2.5 multiple= $2,500 Contingent Payment

Adjusted EBITDA of $1,800 x 2.5 multiple= $4,500 Contingent Payment

Adjusted EBITDA of $2,000 or more x 2.5 multiple= $5,000 Contingent Payment

The Company performed an analysis over the contingent payment and prepared a forecast to determine the likelihood of the Adjusted EBITDA payout. The adjusted EBITDA TTM forecast, as of March 2024, is above the $2,000 threshold amount, such that $5,000 was recorded as consideration. The balance at March 30, 2024 is $5,000.

Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On March 9, 2024, a Settlement and Release Agreement was entered into by both parties. Under this agreement, which was entered into to avoid costly court fees, the Company agreed to make a payment, in full and final settlement, of $2 million plus interest across the following dates and amounts: $115 on May 1, 2024, $114, on June 1, 2024, $114 on July 1, 2024, $113 on August 1, 2024, $112 on September 1, 2024, and a final payment of $1,511 on October 1, 2024. There is a five-day cure period for each payment and there is a Confession of Judgement in favor of the defendant for the full amount of the original Earnout plus interest, in the event of non-compliance.

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

NOTE 11 – SEGMENT INFORMATION

The Company generated revenue and gross profit by segment as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Commercial Staffing - US	$19,636	$23,248
Professional Staffing - US	21,808	24,376
Total Revenue	$41,444	$47,624

Commercial Staffing - US	$3,050	$4,190
Professional Staffing - US	2,260	3,296
Total Gross Profit	$5,310	$7,486

Selling, general and administrative expenses	$(7,094)	$(7,789)
Depreciation and amortization	(481)	(491)
Interest expense and amortization of debt discount and deferred financing costs	(1,247)	(1,154)
Gain (loss) on discontinued operations	901	(853)
Other (loss) income, net	105	(14)
Loss Before Provision for Income Tax	$(2,506)	$(2,815)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Three Months Ended March 30, 2024
	Commercial Staffing - US	Professional Staffing - US	Total
Permanent Revenue	$54	$220	$274
Temporary Revenue	19,582	21,588	41,170
Total Revenue	$19,636	$21,808	$41,444

	Quarter Ended April 1, 2023
	Commercial Staffing - US	Professional Staffing - US	Total
Permanent Revenue	$131	$369	$500
Temporary Revenue	23,117	24,007	47,124
Total Revenue	$23,248	$24,376	$47,624

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to the shares of Series A Preferred Stock and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Three Months Ended March 30, 2024
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$25	2,000	$12	$37
Nick Florio	25	3,000	12	37
Vincent Cebula	25	2,000	12	37
Alicia Barker	-	2,000	8	8
Brendan Flood	-	2,000	8	8
	$75	11,000	$52	$127

	Three Months Ended April 1, 2023
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$25	1,000	$29	$54
Jeff Grout	25	1,000	29	54
Nick Florio	-	1,000	29	29
Vincent Cebula	8	1,000	29	36
Alicia Barker	-	1,000	32	32
Brendan Flood	-	1,000	32	32
	$58	6,000	$180	$237

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash paid for:
Interest	$832	$1,406
Income taxes	—	—

Non-Cash Investing and Financing Activities:
Debt discount - Series H	64	54
Debt discount - Related party note	87	44

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 14 - DISCONTINUED OPERATIONS

In December 2023, given the recurring losses of Professional Staffing UK, management committed to a plan to sell the assets of Professional Staffing UK. On January 6, 2024 Staffing 360 Solutions Limited, a UK Subsidiary, filed a Notice of Intent with the High Court of Justice in the UK, stating the Company’s intention to appoint administrators to save the business from liquidation. Administrators were appointed on January 18, 2024, and the business was transferred to new owners on February 12, 2024. A gain on the transfer of the UK entity of $901 was recognized in the Statement of Operations for the period ended March 30, 2024.

NOTE 15 – SUBSEQUENT EVENTS

Nasdaq Compliance

Minimum Bid Price Requirement

On July 17, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between June 1, 2023, through July 14, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until January 15, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On January 16, 2024, we were advised that we qualified for an additional 180 calendar days within which to regain compliance, under Listing Rule 5810(c)(3)(A) which brought the compliance deadline to July 15, 2024.

On December 27, 2023, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting a proposal was made, and approved, to effect a reverse stock split of all of the outstanding shares of the Company’s Common Stock, in a ratio in the range of 1-for-2 to 1-for-20, with such ratio to be determined by the Board of Directors of the Company in its discretion and included in a public announcement, within twelve months of the vote taking effect. At a meeting of the Board of Directors, held on May 28, 2024, the reverse split ratio was approved at 1-for-10. On June 12, 2024, the Company notified the Nasdaq Listing Center of its intention to move forward with the reverse stock split. The common stock began trading on a reverse stock split-adjusted basis on the Nasdaq Capital Market on June 26, 2024 under a new CUSIP.

On June 24, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the reverse stock split, effective as of 4:05 p.m. (New York time) on June 25, 2024.

The Company regained compliance with the minimum bid price per share requirement. The closing bid price of the Company’s common stock was at or above $1.00 for at ten consecutive business days subsequent to June 26, 2024.

Annual Report on Form 10-K

On April 17, 2024, the Company was advised that it was no longer in compliance with Listing Rule 5250(c)(1) due to the delayed filing of its Form 10-K and was advised that it had to file a plan no later than June 17, 2024, as to how it will regain compliance.

On June 11, 2024 (pre-market) the Company filed its Form 10-K for the period ended December 30, 2023. On June 13, 2024, the Company was advised that this area of non-compliance is now deemed resolved.

Quarterly Reports on Form 10-Q

On May 22, 2024, the Company was advised that it was no longer in compliance with Listing Rule 5250(c)(1) due to the delayed filing of its Form 10-Q, for the period ended March 30, 2024, and was advised that it had to file a plan no later than June 17, 2024, as to how it will regain compliance.

On June 11, 2024 (pre-market) the Company filed its Form 10-K for the period ended December 30, 2023. As a result of this filing, the Form 10-Q for the period ended March 30, 2024, is now being reviewed by the Company’s auditors, RBSM LLP. As much of the 2023 year-end audit covered the activities of the March quarter (receipts and payments particularly) it is expected that this review of the period will take no longer than four weeks and the filing will be completed by the end of July, if we allow for auditor or staff vacations.

The aforementioned notices have no immediate effect on the listing of the Company’s common stock. There can be no assurance that the Company will regain compliance with the Nasdaq’s rules or maintain compliance with any of the other Nasdaq continued listing requirements.

Equity Standard

On June 20, 2024, the Company received a letter from the Staff pertaining to its non-compliance with Listing Rule 5550(b)(1), the requirement to maintain Stockholders’ Equity of a minimum of $2.5 million. With the filing of its Form 10-K for the period ended December 30, 2023 on June 11, 2024, the Company fell out of compliance with this standard. The Company has 45 calendar days from the date of the letter, or until August 5, 2024, to submit a plan to regain compliance with the minimum stockholders’ equity requirement. If the Company’s plan to regain compliance is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the letter to evidence compliance.

The aforementioned notices have no immediate effect on the listing of the Company’s common stock. There can be no assurance that the Company will regain compliance with Nasdaq’s rules or maintain compliance with any of the other Nasdaq continued listing requirements.

The Board of Directors of the Company has been reviewing the strategic options open to the Company in order to advance the business but also to avoid the continuing issues of non-compliance with the Listing Rules. On February 15, 2024, the Board appointed Transact Capital Securities LLC, to develop and introduce a strategic event that may include the sale of the Company. Additionally, in February, the Company disposed of its UK operations and that event is covered herein.

Warrants

In February 2023, the Company executed an equity raise. Following that raise, 159,000 common shares were held in Abeyance. Subsequent to March 2024, all of these shares have been drawn down and are deemed fully issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report. This section includes a number of forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: our ability to regain and maintain compliance with the Nasdaq Capital Market’s (“Nasdaq”) listing standards; our ability to continue as a going concern; negative outcome of pending and future claims and litigation; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to us or at all; our ability to comply with our contractual covenants, including in respect of our debt; potential cost overruns and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report on Form 10-Q, including the risk factors set forth under the heading “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and under the same or similar headings in the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-K. Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We effected a one-for-ten reverse stock split on June 25, 2024 (the “Reverse Stock Split”). All share and per share information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

Business Model, Operating History and Acquisitions

We are a high-growth domestic staffing company engaged in the acquisition of staffing companies. As part of our consolidation model, we pursue a broad spectrum of staffing companies supporting primarily the Professional and Commercial Business Streams. Our typical acquisition model is based on paying consideration in the form of cash, stock, earn-outs and/or promissory notes. In furthering our business model, we are regularly in discussions and negotiations with various suitable, mature acquisition targets. To date we have completed 10 acquisitions, since November 2013.

Recent Developments

We held our 2023 annual meeting of stockholders on December 27, 2023 (the “Annual Meeting”), at which meeting our stockholders approved an amendment (the “Reverse Stock Split Amendment”) to our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect the Reverse Stock Split of all of our issued and outstanding shares of common stock, par value $0.00001 per share (the “Common Stock”), at a ratio in the range of 1-for-2 to 1-for-20, with the exact exchange ratio and timing to be determined by our board of directors (the “Board”) in its discretion and included in a public announcement. Following the Annual Meeting, on May 28, 2024, the Board determined to effect the Reverse Stock Split at a ratio of 1-for-10 and approved the corresponding final form of the Reverse Stock Split Amendment. On June 24, 2024, we filed the Reverse Stock Split Amendment with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of 4:05 p.m. (New York time) on June 25, 2024.

As a result of the Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share or the number of authorized shares of common stock. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The Reverse Stock Split reduced the number of shares of Common Stock outstanding from 6,397,388 shares to approximately 639,739 shares, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of Common Stock under the Certificate of Incorporation did not change as a result of the Reverse Stock Split.

Proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options, restricted stock units, and warrants granted by us, the per share conversion price and the number of shares of Common Stock that may be issued upon conversion of outstanding shares of convertible preferred stock issued by us and the number of shares of Common Stock reserved for future issuance under our 2016 Omnibus Incentive Plan.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market on June 26, 2024. The trading symbol for the Common Stock remained “STAF.” The new CUSIP number for the Common Stock following the Reverse Stock Split is 852387604.

For the quarters ended March 30, 2024 and April 1, 2023

	Three Months Ended		Three Months Ended
	March 30, 2024	% of Revenue	April 1, 2023	% of Revenue	Growth
Revenue	$41,444	100.0%	$47,624	100.0%	-13.0%
Cost of revenue	36,134	87.2%	40,138	84.3%	-10.0%
Gross profit	5,310	12.8%	7,486	15.7%	-29.1%
Operating expenses	7,575	18.3%	8,280	17.4%	-8.5%
Gain (Loss) from operations	(2,265)	-5.5%	(794)	-1.7%	185.1%
Interest Expense	(1,096)	-2.6%	(1,055)	-2.2%	3.9%
Discontinued Operations	901	2.2%	(853)	-1.8%	-205.6%
Other (expenses) income	(46)	-0.1%	(113)	-0.2%	-59.2%
Benefit (Provision) for income taxes	(50)	-0.1%	(40)	-0.1%	25.0%
Net loss	$(2,556)	-6.2%	$(2,855)	-6.0%	-10.5%

Revenue

For the quarter ended March 30, 2024, revenue decreased by 13.0% to $41,444 as compared with $47,624 in revenue for the quarter ended April 1, 2023. The decline in revenue was more prevalent in Commercial Staffing as a result of a challenging U.S. operating environment. Professional Staffing Business was down by 10.5%.

Revenue for the quarter ended March 30, 2024, was comprised of $41,170 of temporary contractor revenue and $274 of permanent placement revenue, compared with $47,124 and $500 of temporary contractor revenue and permanent placement revenue, respectively, for the quarter ended April 1, 2023.

Cost of revenue, Gross profit and Gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the quarter ended March 30, 2024, cost of revenue was $36,134, a decrease of 10.0% from $40,138 for the quarter ended April 1, 2023, compared with a decline in revenue of 13.0%. Overall. gross profit margin declined from 15.7% to 12.8% mainly driven by the proportion of the revenue driven by lower margin Employer of Record (EOR) being 38.6% in the quarter ended March 30, 2024 versus 32.1% in the quarter ended April 1, 2023.

Operating expenses

Total operating expenses for the quarter ended March 30, 2024, were $7,575, a decrease of 8.5% from $8,280 for the quarter ended April 1, 2023. The decrease in operating expenses was driven primarily by reductions in force put into effect in May 2023 and again in February 2024.

Other expenses, net

Total other expenses, net for the quarter ended March 30, 2024 were ($241), a decrease of 88.1% from ($2,021) for the quarter ended April 1, 2023. The decrease was driven by an income recognized for discontinued operations of $901 as of March 30, 2024 versus an expense of $853 as of April 1, 2023.

Amortization of debt discount and deferred financing costs for the quarter ended March 30, 2024 were $151, an increase of $52, compared with amortization of debt discount and deferred financing costs for the quarter ended April 1, 2023, which were $99. In addition, for the quarter ended March 30, 2024, we had other income of $105.

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

The following table details Revenue and Gross Profit by sector:

	Three Months Ended
	March 30, 2024	Mix	April 1, 2023	Mix

Revenue
Commercial Staffing - US	$19,636	47%	$23,248	49%
Professional Staffing - US	21,808	53%	24,376	51%
Total Service Revenue	$41,444		$47,624

Gross Profit
Commercial Staffing - US	$3,050	57%	$4,190	56%
Professional Staffing - US	2,260	43%	3,296	44%
Total Gross Profit	$5,310		$7,486

Gross Margin
Commercial Staffing - US	15.5%		18.0%
Professional Staffing - US	10.4%		13.5%
Total Gross Margin	12.8%		15.7%

Adjusted EBITDA. This measure is defined as net income (loss) attributable to common stock before: interest expense, benefit from income taxes; depreciation and amortization; acquisition, capital raising and other non-recurring expenses; other non-cash charges; impairment of goodwill; re-measurement gain on intercompany note; restructuring charges; other income (loss); and charges the Company considers to be non-recurring in nature such, as legal expenses associated with litigation, professional fees associated with potential and completed acquisitions. We use this measure because we believe it provides a more meaningful understanding of our profit and cash flow generation.

	Three Months Ended		Trailing Twelve Months
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net loss	$(2,556)	$(2,855)	$(18,023)	$(17,525)

Interest expense	1,096	1,055	5,118	4,560
Expense (benefit) from income taxes	50	40	304	(188)
Depreciation and amortization	632	590	2,320	3,714
EBITDA	$(778)	$(1,170)	$(10,281)	$(9,439)

Acquisition, capital raising and other non-recurring expenses (1)	1,058	1,596	6,688	8,638
Other non-cash charges (2)	41	35	159	19
Discontinued operations	—	853	9,014	9,557
Gain on sale of business	(901)	—	—	(726)
Other (income) loss	(105)	14	(1,330)	(42)
Adjusted EBITDA	$(685)	$1,328	$4,250	$8,007

Adjusted Gross Profit			$26,354	$43,843

Adjusted EBITDA as percentage of Adjusted Gross Profit			16.1%	18.3%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

Operating Leverage. This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in adjusted gross profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of our efficiency for converting incremental gross profit into Adjusted EBITDA.

	March 30, 2024	April 1, 2023

Gross Profit - TTM (Current Period)	$26,354	$43,843
Gross Profit - TTM (Prior Period)	43,843	32,749
Gross Profit – Growth (Decline)	$(17,489)	$11,094

Adjusted EBITDA - TTM (Current Period)	$4,250	$8,007
Adjusted EBITDA - TTM (Prior Period)	8,007	7,647
Adjusted EBITDA – Growth (Decline)	$(3,757)	$360

Operating Leverage	N/A	3.2%

Leverage Ratio. Calculated as total debt, net, gross of any original issue discount, divided by pro forma adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	March 30, 2024		December 30, 2023

Total Term Debt, Net	$18,604		$18,453
Addback: Total Debt Discount and Deferred Financing Costs	512		663
Total Debt	$19,116		$19,116

TTM Adjusted EBITDA	$4,250		$8,007

Pro Forma TTM Adjusted EBITDA	$4,250		$8,007

Pro Forma Leverage Ratio	4.50	x	2.39	x

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

	Twelve Months Ended
	March 30, 2024	April 1, 2023

Net cash flow provided by (used in) operating activities	$1,731	$(493)

Repayments on accounts receivable financing	(1,048)	(1,743)

Net cash provided by (used in) operating activities including proceeds from accounts receivable financing	$683	$(2,236)

The leverage ratio and operating cash flow including proceeds from accounts receivable financing should be considered together with the information in the “Liquidity and Capital Resources” section, immediately below.

Liquidity, Going Concern and Capital Resources

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

As of and for the quarter ended March 30, 2024, we had a working capital deficiency of $46,965, accumulated deficit of $129,612, and a net loss of $2,556.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation as a going concern. We have an unsecured payment due in the next 12 months associated with a historical acquisition and secured current debt arrangements representing approximately $19,116 which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, we have funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If we are unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

In addition, as of March 30, 2024, we have numerous contractual lease obligations representing an aggregate of approximately $6,152 related to current lease agreements. We intend to fund the majority of these obligations through a combination of cash flow from operations, as well as capital raised through additional debt or equity.

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

Operating activities

For the quarter ended March 30, 2024, net cash used in operating activities of $1,276 was primarily attributable to net loss of $2,556 and changes in operating assets and liabilities totaling $3,425, supplemented by non-cash adjustments of $862 and offset by discontinued operations of $3,007. Changes in operating assets and liabilities primarily relates to an increase in accounts receivable of $1,123, increase in payables and accrued expense of $752, increase in accrued payroll taxes of $3,505 increase in prepaid expenses and other current assets of $578, decrease in other assets of $351, increase in current liabilities of $509 and increase in long term liabilities and other of $9. Total non-cash adjustments of $862 primarily includes depreciation and amortization of intangible assets of $481, stock-based compensation of $186, amortization of debt discounts and deferred financing of $151 and right of use assets amortization of $44.

For the quarter ended April 1, 2023, net cash used in operating activities of $4,123 was primarily attributable to net loss of $2,855 and changes in operating assets and liabilities totaling $679 and by non-cash adjustments of $1,683. Changes in operating assets and liabilities primarily relates to an decrease in accounts receivable of $68, increase in payables and accrued expense of $120, increase in prepaid expenses and other current assets of $353, decrease in other assets of $1,705, decrease in current liabilities of $634 and decrease in long term liabilities and other of $227 and $3,630 by discontinued operations. Total non-cash adjustments of $1,683 primarily includes depreciation and amortization of intangible assets of $491, stock-based compensation of $720, amortization of debt discounts and deferred financing of $99, right of use assets amortization of $355 and bad debt expense of $18.

Investing activities

For the quarter ended March 30, 2024, net cash provided by investing activities totaled $2,040, primarily due to $2,046 related discontinued operations offset by $6 purchase of property and equipment.

For the quarter ended April 1, 2023, net cash provided by investing activities totaled $1,599, primarily due to $28 purchase of property and equipment and $1,627 related to discontinued operations.

Financing activities

For the quarter ended March 30, 2024, net cash used in financing activities totaled $1,048, due to repayments of $1,048 on accounts receivable financing, net.

For the quarter ended April 1, 2023, net cash provided by financing activities totaled $2,247 primarily due to repayments of $1,743 on accounts receivable financing, net proceeds from the sale of common stock of $4,433, third party financing costs of $319 and discontinued operations of $124.

Critical Accounting Policies and Estimates

Refer to the Annual Report on Form 10-K filed with the SEC on June 11, 2024 for the fiscal year ended December 30, 2023. There have been no changes to our critical accounting policies during the three months ended March 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on June 11, 2024. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

As previously reported, on May 22, 2024, we received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq notifying us that as we had not yet filed its Form 10-Q for the period ended March 30, 2024 pursuant to Nasdaq Listing Rule 5250(c)(1) (the “Rule”), such matter serves as a basis for delisting our securities from Nasdaq.

On July 17, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between June 1, 2023, through July 14, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until January 15, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On January 16, 2024, we were advised that we qualified for an additional 180 calendar days within which to regain compliance, under Listing Rule 5810(c)(3)(A) which brought the compliance deadline to July 15, 2024.

On December 27, 2023, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting a proposal was made, and approved, to effect a reverse stock split of all of the outstanding shares of the Company’s Common Stock, in a ratio in the range of 1-for-2 to 1-for-20, with such ratio to be determined by the Board of Directors of the Company in its discretion and included in a public announcement, within twelve months of the vote taking effect. At a meeting of the Board of Directors, held on May 28, 2024, the reverse split ratio was approved at 1-for-10. On June 12, 2024, the Company notified the Nasdaq Listing Center of its intention to move forward with the reverse stock split. Subject to the approval of Nasdaq, the effective date of the reverse and the commencement of trading under a new CUSIP was June 26, 2024.

The Company regained compliance with the minimum bid price per share requirement. The closing bid price of the Company’s common stock was at or above $1.00 for at ten consecutive business days subsequent to June 26, 2024.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Staffing 360 Solutions, Inc., dated June 24, 2024 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2024).
10.1

Employment Agreement, dated October 26, 2023, by and between the Company and Melanie Grossman (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024).

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

STAFFING 360 SOLUTIONS, INC.

Date: July 15, 2024	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2024	By:	/s/ Melanie Grossman
Melanie Grossman Senior Vice President, Corporate Controller
(Principal Accounting and Financial Officer)

