Form 10-Q
period 2024-06-29
Staffing 360 Solutions, Inc.
filed 2024-08-12
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

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

As of August 9, 2024, 907,921 shares of common stock, $0.0001 par value, were outstanding.

Form 10-Q Quarterly Report

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, per share and par values)

	As of	As of
	June 29, 2024	December 30, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,264	$721
Accounts receivable, net	20,067	17,783
Prepaid expenses and other current assets	1,832	1,080
Current assets held for sale	-	9,116
Total Current Assets	23,163	28,700

Property and equipment, net	445	536
Goodwill	19,891	19,891
Intangible assets, net	10,366	11,193
Other assets	4,851	5,592
Right of use asset	4,728	4,813
Total Assets	$63,444	$70,725
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$15,515	$13,976
Accrued payroll taxes	11,310	6,193
Accrued expenses - related party	400	257
Current debt - related party	10,005	9,826
Current portion of debt	9,027	8,627
Earnout liabilities	8,854	9,054
Accounts receivable financing	14,822	14,698
Leases - current liabilities	1,115	1,035
Other current liabilities	5	376
Current liabilities held for sale	-	10,077
Total Current Liabilities	71,053	74,119

Leases - non current	4,034	4,213
Other long-term liabilities	331	203
Total Liabilities	75,418	78,535

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Common stock, $0.0001 par value, 250,000,000 shares authorized; 798,219 and 560,102 shares issued and outstanding, as of June 29, 2024 and December 30, 2023, respectively	1	1
Additional paid in capital	119,576	119,214
Accumulated other comprehensive loss	31	31
Accumulated deficit	(131,582)	(127,056)
Total Stockholders’ Deficit	(11,974)	(7,810)
Total Liabilities and Stockholders’ Deficit	$63,444	$70,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share, per share and per share values)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	$44,177	$48,615	$85,621	$96,239

Cost of Revenue, excluding depreciation and amortization stated below	38,362	41,588	74,496	81,726

Gross Profit	5,815	7,027	11,125	14,513

Operating Expenses:
Selling, general and administrative expenses	5,933	7,678	13,027	15,469
Depreciation and amortization	472	383	953	873
Total Operating Expenses	6,405	8,061	13,980	16,342

Net Loss From Continuing Operations	(590)	(1,034)	(2,855)	(1,829)

Other (Expenses)/Income:
Interest expense	(1,371)	(1,086)	(2,467)	(2,141)
Amortization of debt discount and deferred financing costs	(109)	(102)	(260)	(202)
Other income, net	150	187	255	174
Total Other (Expenses)/Income, net	(1,330)	(1,001)	(2,472)	(2,169)

Net Operating Loss	(1,920)	(2,035)	(5,327)	(3,998)

Discontinued Operations	—	(837)	901	(1,689)

Loss Before Benefit from Income Tax	(1,920)	(2,872)	(4,426)	(5,687)

Provision from Income taxes	(50)	(7)	(100)	(47)

Net Loss	(1,970)	(2,879)	(4,526)	(5,734)

Net Loss Attributable to Common Stockholders	$(1,970)	$(2,879)	$(4,526)	$(5,734)

Net Operating Loss Attributable to Common Stockholders - Basic	$(3.55)	$(11.61)	$(8.70)	$(22.99)

Net Income (Loss) from Discontinued Operations Attributable to Common Stockholders - Basic	$—	$(4.76)	$1.44	$(9.60)

Weighted Average Shares Outstanding – Basic	555,000	175,926	623,875	175,926

Net Loss Attributable to Common Stockholders - Diluted	$(1,970)	$(2,042)	$(5,427)	$(4,045)

Net Operating Loss Attributable to Common Stockholders - Diluted	$(3.55)	$(11.61)	$(8.70)	$(22.99)

Net Income (Loss) from Discontinued Operations Attributable to Common Stockholders - Diluted	$—	$(4.76)	$1.44	$(9.60)

Weighted Average Shares Outstanding – Diluted	555,000	175,926	623,875	175,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Loss	$(1,970)	$(2,879)	$(4,526)	$(5,734)

Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	-	116	-	139
Comprehensive Loss Attributable to the Company	$(1,970)	$(2,763)	$(4,526)	$(5,595)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity
	Common Stock
Balance, January 1, 2023	262,920	$1	$111,586	$(2,219)	$(101,015)	$8,353
Shares issued to/for:
Employees, directors and consultants	29,730	—	940	—	—	940
Sale of common stock and warrants	188,452	—	4,113	—	—	4,113
Foreign currency translation gain	—	—	—	139	—	139
Net loss	—	—	—	—	(5,734)	(5,734)
Balance July 1, 2023	481,102	$1	$116,639	$(2,080)	$(106,749)	$7,811

	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total Equity
	Common Stock
Balance, April 1, 2023	385,602	$1	$116,419	$(2,196)	$(103,870)	$10,354
Shares issued to/for:
Employees, directors and consultants	6,000	—	221	—	—	221
Sale of common stock and warrants	89,500	—	(1)	—	—	(1)
Foreign currency translation gain	—	—	—	116	—	116
Net loss	—	—	—	—	(2,879)	(2,879)
Balance, July 1, 2023	481,102	$1	$116,639	$(2,080)	$(106,749)	$7,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Deficit
	Common Stock
Balance, December 30, 2023	560,102	$1	$119,214	$31	$(127,056)	$(7,810)
Shares issued to/for:
Employees, directors and consultants	17,000	—	362	—	—	362
Warrants Exercised	221,117	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—
Net loss	—	—	—	—	(4,526)	(4,526)
Balance, June 29, 2024	798,219	$1	$119,576	$31	$(131,582)	$(11,974)

	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total (Deficit)
	Common Stock
Balance, March 30, 2024	634,219	$1	$119,400	$31	$(129,612)	$(10,180)
Shares issued to/for:
Employees, directors and consultants	5,000	—	176	—	—	176
Warrants Exercised	159,000	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—
Net loss	—	—	—	—	(1,970)	(1,970)
Balance, June 29, 2024	798,219	$1	$119,576	$31	$(131,582)	$(11,974)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	June 29, 2024	July 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,526)	$(5,734)
Adjustments to reconcile net loss income to net cash provided by (used in) operating activities:
Depreciation and amortization	953	873
Amortization of debt discount and deferred financing costs	260	202
Bad debt expense	—	21
Right of use assets depreciation	547	599
Stock based compensation	362	940
Changes in operating assets and liabilities:
Accounts receivable	(2,284)	(478)
Prepaid expenses and other current assets	(752)	(259)
Other assets	741	4,263
Accounts payable and accrued expenses	1,544	(500)
Accrued Payroll Taxes	5,118	—
Accounts payable, related party	143	—
Other current liabilities	(373)	(220)
Other long-term liabilities and other	(389)	(380)
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	1,344	(673)
Net cash used in discontinued operating activities:	(3,010)	(7,611)
NET CASH USED IN OPERATING ACTIVITIES	(1,666)	(8,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29)	(62)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(29)	(62)
Net cash provided by discontinued investing activities	2,045	3,196
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,016	3,134

CASH FLOWS FROM FINANCING ACTIVITIES:
Third party financing costs, related party	—	(320)
Dividend payment in kind	269	—
Financing (repayments) on accounts receivable financing, net	124	(661)
Proceeds from sale of common stock	—	4,433
Payments made on earnouts	(200)	—
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	193	3,452
Net cash used in discontinued financing activities	—	(252)
NET CASH PROVIDED BY FINANCING ACTIVITIES	193	3,200

NET INCREASE (DECREASE) IN CASH	543	(1,950)

Effect of exchange rates on cash	—	34

Cash - Beginning of period	721	1,992

Cash - End of period	$1,264	$76

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

Liquidity

The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us. As shown in the accompanying condensed consolidated financial statements as of the quarter ended June 29, 2024, the Company has an accumulated deficit of $131,582 and a working capital deficit of $47,890. At June 29, 2024, we had total gross debt of $19,385 and $1,264 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

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

The entire outstanding principal balance of the Jackson Notes (as defined herein), which was $10,116 as of June 29, 2024, shall be due and payable on October 14, 2024. The debt represented by the Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended. The Company also has a $32,500 revolving loan facility with MidCap Funding X Trust (“MidCap”). The MidCap facility has a maturity date of September 6, 2024.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the quarters ended June 29, 2024 and July 1, 2023 include the measurement of credit losses, valuation of intangible assets, including goodwill, borrowing rate consideration for right-of-use (“ROU”), liabilities associated with earn-out obligations, testing long-lived assets for impairment, valuation reserves against deferred tax assets and penalties in connection with outstanding payroll tax liabilities, stock based compensation and fair value of warrants and options.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue for the three and six months ended June 29, 2024 was comprised of $44,077 and $85,246 of temporary contractor revenue and $100 and $375 of permanent placement revenue, respectively compared with $48,389 and $95,512 of temporary contractor revenue and $226 and $727 permanent placement revenue for the three and six months ended July 1, 2023, respectively. Refer to Note 11 – Segment Information for further details on breakdown by segments.

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

The effective income tax rate was (2.61%), (2.27%), (0.77%) and (0.78%) for the three and six months ending June 29, 2024 and July 1, 2023, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit. The Company may have experienced an IRC Section 382 limitation during 2021, for which it is in process of conducting an analysis to determine the tax consequences of such a limitation.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Refer to Note 9 – Stockholders’ Deficit for further details.

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

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares of common stock issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method). Such securities, shown below, presented on a common stock equivalent basis and outstanding as of June 29, 2024 and July 1, 2023 have not been included in the diluted earnings per share computations, as their inclusion would be anti-dilutive due to the Company’s net loss as of June 29, 2024 and July 1, 2023:

	June 29, 2024	July 1, 2023
Warrants	448,703	372,955
Restricted shares – unvested	22,559	18,850
Options	5,118	5,131
Total	476,380	396,936

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The balance of the MidCap facility as of June 29, 2024 and December 30, 2023 was $14,822 and $14,698, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheets.

NOTE 5 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	June 29, 2024
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$8,282	$2,215	$18,953	$29,450
Accumulated amortization	(5,215)	(2,215)	(11,654)	(19,084)
Intangible assets, net	$3,067	$-	$7,299	$10,366

	December 30, 2023
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$8,282	$2,215	$18,953	$29,450
Accumulated amortization	(4,928)	(2,215)	(11,114)	(18,257)
Intangible assets, net	$3,354	$-	$7,839	$11,193

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

As of June 29, 2024, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal quarter ended June	Amount
2023	$833
2024	1,617
2025	1,567
2026	1,567
2027	1,321
Thereafter	3,461
Total	$10,366

Amortization of intangible assets for the three and six months ended June 29, 2024 and July 1, 2023 was $433, $843, $453 and $907, respectively. The weighted average useful life of intangible assets remaining is 5.5 years.

NOTE 6 – GOODWILL

The following table provides a roll forward of goodwill:

	June 29, 2024	December 30, 2023
Beginning balance, gross	$19,891	$19,891
Acquisition	—	—
Currency translation adjustment	—	—
Ending balance, net	$19,891	$19,891

Goodwill by reportable segment is as follows:

	June 29, 2024	December 30, 2023
Professional Staffing - US	$14,031	$14,031
Commercial Staffing - US	5,860	5,860
Ending balance, net	$19,891	$19,891

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the operating segment level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. ASC 280-10-50-11 states that operating segments often exhibit similar long-term financial performance if they have similar economic characteristics. During the quarter ended June 29, 2024, management concluded the Company has two operating segments for goodwill impairment analysis under ASC 350 such as commercial and professional. Accordingly, goodwill will no longer be tested at the unit level for the five reporting units and will be tested for impairment at the operating segment level.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 7– DEBT

	June 29, 2024	December 30, 2023
Jackson Investment Group - related party	$10,116	$10,116
Redeemable Series H Preferred Stock	9,269	9,000
Total Debt, Gross	19,385	19,116
Less: Debt Discount and Deferred Financing Costs, Net	(353)	(663)
Total Debt, Net	19,032	18,453
Less: Non-Current Portion - Related Party	—	—
Less: Non-Current Portion	—	—
Total Current Debt, Net	$19,032	$18,453

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

Redeemable Series H Preferred Stock

On May 18, 2022, the Company entered into a Headway purchase agreement with Headway (the “Headway Purchase Agreement”). Consideration for the purchase of 100% of Headway was the issuance of an aggregate of 9,000,000 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”). Each share of Series H Preferred Stock shall have a par value of $0.00001 per share and a stated value equal to $1.00 and is convertible at any time into an aggregate of 350,000 shares of common stock. This is determined by dividing the stated value of such share of Preferred Stock by the conversion price. The conversion price equals $25.714. Holders of Series H Preferred Stock are entitled to quarterly cash dividends at a per annum rate of 12%. The shares of the Series H Preferred Stock may be redeemed by the Company through a cash payment at a per share equal to the stated value, plus all accrued but unpaid dividends, at any time. On May 18, 2025, the Company shall redeem all of the shares of the Series H Preferred Stock. The redemption price represents the number of shares of the Preferred Stock (9,000,000), plus all accrued but unpaid dividends, multiplied by the Stated Value ($1). On May 18, 2022, the Company paid $14 towards the Series H Preferred Stock balance. As of June 29, 2024 the redemption price was $9,269.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 8 – LEASES

As of June 29, 2024 we recorded a right of use (“ROU”) lease asset of approximately $4,728 with a corresponding lease liability of approximately $5,149, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

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

Quantitative information regarding the Company’s leases for period ended June 29, 2024 is as follows:

Lease Cost	Classification	June 29, 2024
Operating lease cost	SG&A Expenses	492
Other information
Weighted average remaining lease term (years)		3.4
Weighted average discount rate		7.00%

Future minimum lease payments under non-cancelable leases as of June 29, 2024, were as follows:

Future Lease Payments
2024	$750
2025	1,318
2026	1,130
2027	1,076
2028	1,103
Thereafter	676
$6,053
Less: Imputed Interest	904
$5,149

Leases - Current	$1,115
Leases - Non current	$4,034

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 9– STOCKHOLDERS’ DEFICIT

The Company issued the following shares of common stock during the six-months ended June 29, 2024:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Warrants Exercised	221,117	$1,835	$8.30	$8.30
Board and committee members	17,000	2,142	$2.80	$4.10
	238,117	$3,977

The Company issued the following shares of common stock during the six-months ended July 1, 2023:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	188,452	$4,999	$26.50	$26.50
Employees	17,730	531	$28.20	$28.20
Board and committee members	12,000	243	$10.50	$31.30
	218,182	$5,773

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

Series A Preferred Stock – Related Party

As of June 29, 2024 and July 1, 2023, the Company had $125 of dividends payable to the Series A Preferred Stockholder, respectively.

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of June 29, 2024, the Company has issued a total of 22,559 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In the six months ended June 29, 2024 and July 1, 2023, the Company recorded compensation expense associated with these restricted shares of $362 and $940, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

		Weighted
	Restricted Shares	Average Price Per Share
Outstanding at December 31, 2022	6,859	$67.20
Granted	33,731	23.00
Vested/adjustments	(17,769)	28.80
Outstanding at December 30, 2023	22,821	31.80
Granted	—	—
Vested/adjustments	(262)	11.84
Outstanding at June 29, 2024	22,559	$28.28

Warrants

In connection with the private placement consummated in July 2022 (the “July 2022 Private Placement”), on July 7, 2022, the Company entered into warrant amendment agreements (the “Warrant Amendment Agreements”) with each of the nine existing participating investors, which amended warrants to purchase up to 65,786 shares of common stock (prior to amendment, the “Original Warrants”). The Original Warrants had an exercise price that ranged from $185.00 to $380.00 per share and expiration dates that ranged from July 22, 2026 to November 1, 2026. The Warrant Amendment Agreements reduced the exercise price of the Original Warrants to $58.50 per share and extended the expiration date to January 7, 2028, the date that is five and one-half years following the closing of the July 2022 Private Placement. The Company calculated an incremental fair value of $837 by calculating the excess, of the fair value of the modified over the fair value of that instrument immediately before it is modified. This increase in fair value was recorded in additional paid in capital.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2022	170,369	$96.10
Issued	863,193	20.59
Exercised	(276,117)	5.90
Expired or cancelled	(87,665)	58.50
Outstanding at December 30, 2023	669,780	34.80
Exercised	(221,117)	8.30
Adjustment	40	—
Outstanding at June 29, 2024	448,703	$54.92

The following table summarizes warrants outstanding as of June 29, 2024:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$24.70 - $3,000.00	448,703	4.01	$54.92

Stock Options

A summary of option activity during the quarter ended June 29, 2024, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2022	5,151	$500.60
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 30, 2023	5,151	500.06
Granted	—	—
Exercised	—	—
Expired or cancelled	(33)	5,303.57
Outstanding at June 29, 2024	5,118	$498.53

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company recorded share-based payment expense of $176, $362, $221 and $940 for the three and six month periods ended June 29, 2024 and July 1, 2023, respectively.

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

Adjusted EBITDA of $500 x 2.5 multiple= $1,250 Contingent Payment

Adjusted EBITDA of $1,000 x 2.5 multiple= $2,500 Contingent Payment

Adjusted EBITDA of $1,800 x 2.5 multiple= $4,500 Contingent Payment

Adjusted EBITDA of $2,000 or more x 2.5 multiple= $5,000 Contingent Payment

The Company performed an analysis over the contingent payment and prepared a forecast to determine the likelihood of the Adjusted EBITDA payout. The adjusted EBITDA TTM forecast, as of June 2024, is above the $2,000 threshold amount, such that $5,000 was recorded as consideration. The balance at June 29, 2024 is $5,000.

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

NOTE 11 – SEGMENT INFORMATION

The Company generated revenue and gross profit by segment as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Commercial Staffing - US	$20,162	$24,145	$39,798	$47,392
Professional Staffing - US	24,015	24,470	45,823	48,847
Total Revenue	$44,177	$48,615	$85,621	$96,239

Commercial Staffing - US	$3,240	$4,293	$6,290	$8,096
Professional Staffing - US	2,575	2,734	4,835	6,417
Total Gross Profit	$5,815	$7,027	$11,125	$14,513

Selling, general and administrative expenses	$(5,933)	$(7,678)	$(13,027)	$(15,469)
Depreciation and amortization	(472)	(383)	(953)	(873)
Interest expense and amortization of debt discount and deferred financing costs	(1,480)	(1,189)	(2,727)	(2,343)
Discontinued Operations	-	(837)	901	(1,689)
Other loss income, net	150	188	255	174
Loss Before Provision for Income Tax	$(1,920)	$(2,872)	$(4,426)	$(5,687)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Quarter Ended June 29, 2024
	Commercial Staffing - US	Professional Staffing - US	Total
Permanent Revenue	$52	$48	$100
Temporary Revenue	20,110	23,967	44,077
Total Revenue	$20,162	$24,015	$44,177

	Quarter Ended July 1, 2023
	Commercial Staffing - US	Professional Staffing - US	Total
Permanent Revenue	$39	$187	$226
Temporary Revenue	24,106	24,283	48,389
Total Revenue	$24,145	$24,470	$48,615

	Six Months Ended June 29, 2024
	Commercial Staffing - US	Professional Staffing - US	Total
Permanent Revenue	$106	$269	$375
Temporary Revenue	39,692	45,554	85,246
Total	$39,798	$45,823	$85,621

	Six Months Ended July 1, 2023
	Commercial Staffing - US	Professional Staffing - US	Total
Permanent Revenue	$170	$557	$727
Temporary Revenue	47,222	48,290	95,512
Total	$47,392	$48,847	$96,239

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to the shares of Series A Preferred Stock and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Three Months Ended June 29, 2024
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$25	1,000	$3	$28
Nick Florio	25	1,000	3	28
Vincent Cebula	25	1,000	3	28
Alicia Barker	-	1,000	3	3
Brendan Flood	-	1,000	2	2
	$75	5,000	$14	$89

	Three Months Ended July 1, 2023
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$25	1,000	$29	$54
Jeff Grout	25	1,000	29	54
Nick Florio	25	1,000	29	54
Vincent Cebula	25	1,000	29	54
Alicia Barker	-	1,000	31	31
Brendan Flood	-	1,000	31	31
	$100	$6,000	$178	$278

	Six Months Ended June 29, 2024
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$50	3,000	$15	$65
Nick Florio	50	4,000	15	65
Vincent Cebula	50	3,000	15	65
Alicia Barker	-	3,000	11	11
Brendan Flood	-	3,000	11	11
	$150	16,000	$67	$217

	Six Months Ended July 1, 2023
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$50	2,000	$40	$90
Jeff Grout	50	2,000	40	90
Nick Florio	50	2,000	40	90
Vincent Cebula	50	2,000	40	90
Alicia Barker	-	2,000	42	42
Brendan Flood	-	2,000	41	41
	$200	12,000	$243	$443

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash paid for:
Interest	$1,834	$2,815
Income taxes	—	—

Non-Cash Investing and Financing Activities:
Redeemable Series H preferred stock payment in kind	269	—
Debt discount – Series H	131	111
Debt Discount – Related party note	179	91

NOTE 14 - DISCONTINUED OPERATIONS

In December 2023, given the recurring losses of Professional Staffing UK, management committed to a plan to sell the assets of Professional Staffing UK. On January 6, 2024 Staffing 360 Solutions Limited, a UK Subsidiary, filed a Notice of Intent with the High Court of Justice in the UK, stating the Company’s intention to appoint administrators to save the business from liquidation. Administrators were appointed on January 18, 2024, and the business was transferred to new owners on February 12, 2024. A gain on the transfer of the UK entity of $901 was recognized in the Statement of Operations for the period ended June 29, 2024.

NOTE 15 – SUBSEQUENT EVENTS

Nasdaq Compliance

Minimum Bid Price Requirement

On July 17, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between June 1, 2023, through July 14, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until January 15, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On July 25, 2024, the Company received notification from Nasdaq that the Company has regained compliance with Listing Rule 5550(a)(2).

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

On July 15, 2024 the Company filed its 10Q for the period ending March 30, 2024. On July 25, 2024, the Company was advised that this area of non-compliance is now deemed resolved.

Equity Standard

On June 20, 2024, the Company received a letter from the Staff pertaining to its non-compliance with Listing Rule 5550(b)(1), the requirement to maintain Stockholders’ Equity of a minimum of $2.5 million. With the filing of its Form 10-K for the period ended December 30, 2023 on June 11, 2024, the Company fell out of compliance with this standard. On August 5, 2024, the Company has submitted a plan to regain compliance with the minimum stockholders’ equity requirement. If the Company’s plan to regain compliance is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the letter to evidence compliance.

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

Series H Preferred Stock

On July 26, 2024, the Company notified the Series H holders that is exercising its right per the Headway Purchase Agreement to make quarterly dividend payments in preferred stock in lieu of cash effective as of April 1, 2024.

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

For the three months ended June 29, 2024 and July 1, 2023

	Three Months Ended		Three Months Ended
	June 29, 2024	% of Revenue	July 1, 2023	% of Revenue	Growth
Revenue	$44,177	100.0%	$48,615	100.0%	-9.1%
Cost of revenue	38,362	86.8%	41,588	85.5%	-7.8%
Gross profit	5,815	13.2%	7,027	14.5%	-17.2%
Operating expenses	6,405	14.5%	8,061	16.6%	-20.5%
Loss from operations	(590)	-1.3%	(1,034)	-2.1%	-42.9%
Interest Expense	(1,371)	-3.1%	(1,086)	-2.2%	26.2%
Discontinued Operations	-	0.0%	(837)	-1.7%	-100.0%
Other (expenses) income	41	0.1%	85	0.2%	-52.2%
Provision for income taxes	(50)	-0.1%	(7)	0.0%	614.3%
Net (loss) income	$(1,970)	-4.5%	$(2,879)	-5.9%	-31.6%

For the six months ended June 29, 2024 and July 1, 2023

	Six Months Ended		Six Months Ended
	June 29, 2024	% of Revenue	July 1, 2023	% of Revenue	Growth
Revenue	$85,621	100.0%	$96,239	100.0%	-11.0%
Cost of revenue	74,496	87.0%	81,726	84.9%	-8.8%
Gross profit	11,125	13.0%	14,513	15.1%	-23.3%
Operating expenses	13,980	16.3%	16,342	17.0%	-14.5%
Loss from operations	(2,855)	-3.3%	(1,829)	-1.9%	56.0%
Interest Expense	(2,467)	-2.9%	(2,141)	-2.2%	15.2%
Discontinued Operations	901	1.1%	(1,689)	-1.8%	-153.3%
Other (expenses) income	(5)	0.0%	(28)	0.0%	-82.1%
Provision for income taxes	(100)	-0.1%	(47)	0.0%	124.8%
Net loss	$(4,526)	-5.3%	$(5,734)	-6.0%	-21.1%

Revenue

For the six months ended June 29, 2024, revenue decreased by 11.0% to $85,621 as compared with $96,239 in revenue for the six months ended July 1, 2023. The decline in revenue was more prevalent in Commercial Staffing as a result of a challenging U.S. operating environment. Commercial Staffing declined by 16% and Professional Staffing Business was down by 6.1%. In the Quarter-ended June 29, 2024, the Commercial Staffing business was down by 16.5% year-on-year with Professional Staffing down by 1.7%.

Revenue for the six months ended June 29, 2024, was comprised of $85,246 of temporary contractor revenue and $375 of permanent placement revenue, compared with $95,512 and $727 of temporary contractor revenue and permanent placement revenue, respectively, for the six months ended July 1, 2023.

Cost of revenue, Gross profit and Gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the six months ended June 29, 2024, cost of revenue was $74,496, a decrease of 9.8% from $81,726 for the six months ended July 1, 2023, compared with a decline in revenue of 11.0%. Overall. gross profit margin declined from 15.1% to 13.0% mainly driven by the proportion of the revenue driven by lower margin Employer of Record (EOR) being 38.6% in the six months ended June 29, 2024 versus 32.1% in the six months ended July 1, 2023.

Operating expenses

Total operating expenses for the six months ended June 29, 2024, were $13,980, a decrease of 14.4% from $16,342 for the six months ended July 1, 2023. The decrease in operating expenses was driven primarily by reductions in force put into effect in May 2023 and again in February 2024.

Other expenses, net

Total other income (expenses), net for the six months ended June 29, 2024 were $896, an increase of 153.3% from ($1,717) for the six months ended July 1, 2023. The increase was driven by an income recognized for discontinued operations of $901 as of July 29, 2024 versus an expense of $1,689 as of July 1, 2023.

Amortization of debt discount and deferred financing costs for the six months ended June 29, 2024 were $260, an increase of $58, compared with amortization of debt discount and deferred financing costs for the six months ended July 1, 2023, which were $202. In addition, for the six months ended June 29, 2024, we had other income of $255 compared with other income of $174 for the six months ended July 1, 2023..

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

The following table details Revenue and Gross Profit by sector:

	Three Months Ended
	June 29, 2024	Mix	July 1, 2023	Mix

Revenue
Commercial Staffing - US	$20,162	46%	$24,145	50%
Professional Staffing - US	24,015	54%	24,470	50%
Total Service Revenue	$44,177		$48,615

Gross Profit
Commercial Staffing - US	$3,240	56%	$4,293	61%
Professional Staffing - US	2,575	44%	2,734	39%
Total Gross Profit	$5,815		$7,027

Gross Margin
Commercial Staffing - US	16.1%		17.8%
Professional Staffing - US	10.7%		11.2%
Total Gross Margin	13.2%		14.5%

	Six Months Ended
	June 29, 2024	Mix	July 1, 2023	Mix

Revenue
Commercial Staffing - US	$39,798	46%	$47,392	49%
Professional Staffing - US	45,823	54%	48,847	51%
Total Service Revenue	$85,621		$96,239

Gross Profit
Commercial Staffing - US	$6,290	57%	$8,096	56%
Professional Staffing - US	4,835	43%	6,417	44%
Total Gross Profit	$11,125		$14,513

Gross Margin
Commercial Staffing - US	15.8%		17.1%
Professional Staffing - US	10.6%		13.1%
Total Gross Margin	13.0%		15.1%

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

	Three Months Ended		Six Months Ended		Trailing Twelve Months
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net (loss) income	$(1,970)	$(2,879)	$(4,526)	$(5,734)	$(18,408)	$(18,140)

Interest expense	1,371	1,086	2,467	2,141	5,335	4,207
Expense (benefit) from income taxes	50	7	100	47	332	(178)
Depreciation and amortization	581	485	1,213	1,075	2,490	3,732
EBITDA	$32	$(1,301)	$(746)	$(2,471)	$(10,251)	$(10,379)

Acquisition, capital raising and other non-recurring expenses (1)	507	1,216	1,565	3,128	5,589	7,782
Other non-cash charges (2)	322	39	362	74	442	922
Discontinued Operations	-	837	(901)	1,690	7,393	9,340
Other loss (income)	(150)	(188)	(255)	(174)	(271)	(613)
Adjusted EBITDA	$711	$603	$25	$2,247	$2,902	$7,052

Adjusted Gross Profit					$25,143	$33,526

Adjusted EBITDA as percentage of Adjusted Gross Profit					11.5%	21.0%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

Operating Leverage. This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in adjusted gross profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of our efficiency for converting incremental gross profit into Adjusted EBITDA.

	June 29, 2024	July 1, 2023

Gross Profit - TTM (Current Period)	$25,143	$33,526
Gross Profit - TTM (Prior Period)	33,526	35,866
Gross Profit – Growth (Decline)	$(8,383)	$(2,340)

Adjusted EBITDA - TTM (Current Period)	$2,902	$7,052
Adjusted EBITDA - TTM (Prior Period)	7,052	2,180
Adjusted EBITDA – Growth (Decline)	$(4,150)	$4,872

Operating Leverage	49.5%	-208.2%

Leverage Ratio. Calculated as total debt, net, gross of any original issue discount, divided by pro forma adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	June 29, 2024		December 30, 2023

Total Term Debt, Net	$19,032		$18,453
Addback: Total Debt Discount and Deferred Financing Costs	353		663
Total Debt	$19,385		$19,116

TTM Adjusted EBITDA	$2,902		$2,180

Pro Forma TTM Adjusted EBITDA	$2,902		$2,180

Pro Forma Leverage Ratio	6.68	x	8.77	x

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

	Six months Ended
	June 29, 2024	July 1, 2023

Net cash flow provided by (used in) operating activities	$1,344	$(673)

Financing (repayments) on accounts receivable financing	124	(661)

Net cash used in operating activities including proceeds from accounts receivable financing	$1,468	$(1,334)

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

As of and for the quarter ended June 29, 2024, we had a working capital deficiency of $47,890, accumulated deficit of $131,582, and a net loss of $4,526.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation as a going concern. We have an unsecured payment due in the next 12 months associated with a historical acquisition and secured current debt arrangements representing approximately $19,385 which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, we have funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If we are unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

In addition, as of June 29, 2024, we have numerous contractual lease obligations representing an aggregate of approximately $5,149 related to current lease agreements. We intend to fund the majority of these obligations through a combination of cash flow from operations, as well as capital raised through additional debt or equity.

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

Operating activities

For the six months ended January 29, 2024, net cash used in continuing operating activities of $1,344 was primarily attributable to net loss of $4,526 an increase in accounts receivable of $2,284, increases in accounts payable and accrued payroll costs of $1,544 and $5,118 respectively. The net cash used in all operating activities was impacted by $3,010 from discontinued operations to give a total cash used in operating activities of $1,666.

For the six months ended July 1, 2023, net cash used in continuing operating activities of $673 was primarily attributable to net loss of $5,734, increases in Other Assets of $4,263 and the impact of non-cash items of $2,635. A negative impact of $7,611 for discontinued operations brought the total cash used in operating activities to $8,284.

Investing activities

For the six months ended June 29, 2024, net cash provided by investing activities totaled $2,016, primarily due to $2,045 related discontinued operations offset by $29 purchase of property and equipment.

For the six months ended July 1, 2023, net cash provided by investing activities totaled $3,134, primarily due to $62 purchase of property and equipment and $3,196 related to discontinued operations.

Financing activities

For the six months ended June 29, 2024, net cash provided by financing activities totaled $193, due to additional cash received of $124 on accounts receivable financing, net.

For the six months ended July 1, 2023, net cash provided by financing activities totaled $3,200 primarily due to repayments of $661 on accounts receivable financing, net proceeds from the sale of common stock of $4,433, third party financing costs of $320 and discontinued operations of $252.

Critical Accounting Policies and Estimates

Refer to the Annual Report on Form 10-K filed with the SEC on June 11, 2024 for the fiscal year ended December 30, 2023. There have been no changes to our critical accounting policies during the six months ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 17, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between June 1, 2023, through July 14, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until January 15, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On January 16, 2024, we were advised that we qualified for an additional 180 calendar days within which to regain compliance, under Listing Rule 5810(c)(3)(A) which brought the compliance deadline to July 15, 2024. On July 25, 2024, the Company received notification from Nasdaq that the Company has regained compliance with Listing Rule 5550(a)(2).

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

STAFFING 360 SOLUTIONS, INC.

Date: August __, 2024	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August __, 2024	By:	/s/ Melanie Grossman
Melanie Grossman Senior Vice President, Corporate Controller
(Principal Accounting and Financial Officer)

