Form 10-Q
period 2024-09-28
Staffing 360 Solutions, Inc.
filed 2024-11-15
CIK 1499717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

As of November 13, 2024, 1,530,738 shares of common stock, $0.00001 par value, were outstanding.

Form 10-Q Quarterly Report

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share, per share and par values)

	As of	As of
	September 28, 2024	December 30, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,498	$721
Accounts receivable, net	19,527	17,783
Prepaid expenses and other current assets	1,735	1,080
Current assets held for sale	-	9,116
Total Current Assets	22,760	28,700

Property and equipment, net	411	536
Goodwill	19,891	19,891
Intangible assets, net	9,950	11,193
Other assets	4,761	5,592
Right of use asset	4,449	4,813
Total Assets	$62,222	$70,725
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$12,423	$13,976
Accrued payroll taxes	12,242	6,193
Accrued expenses - related party	812	257
Current debt - related party, net	10,101	9,826
Current portion of debt, net	9,528	8,627
Earn out liabilities	8,554	9,054
Accounts receivable financing	16,838	14,698
Leases - current liabilities	1,075	1,035
Other current liabilities	5	376
Current liabilities held for sale	-	10,077
Total Current Liabilities	71,578	74,119

Leases - non current	3,782	4,213
Other long-term liabilities	1,497	203
Total Liabilities	76,857	78,535

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
Common stock, $0.00001 par value, 250,000,000 shares authorized; 1,225,740 and 560,102 shares issued and outstanding, as of September 28, 2024 and December 30, 2023, respectively	1	1
Additional paid-in capital	119,759	119,214
Accumulated other comprehensive loss	31	31
Accumulated deficit	(134,426)	(127,056)
Total Stockholders’ Deficit	(14,635)	(7,810)
Total Liabilities and Stockholders’ Deficit	$62,222	$70,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except share, per share and per share values)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue	$46,098	$49,537	$131,719	$145,776

Cost of Revenue, excluding depreciation and amortization stated below	39,936	41,874	114,432	123,600

Gross Profit	6,162	7,663	17,287	22,176

Operating Expenses:
Selling, general and administrative expenses	6,996	8,641	20,023	24,110
Depreciation and amortization	474	513	1,427	1,388
Total Operating Expenses	7,470	9,154	21,450	25,498

Net Loss From Continuing Operations	(1,308)	(1,491)	(4,163)	(3,322)

Other Expenses:
Interest expense	(487)	(1,197)	(2,954)	(3,338)
Amortization of debt discount and deferred financing costs	(87)	(119)	(347)	(320)
Other (loss) income, net	(911)	(237)	(656)	(63)
Total Other Expenses, net	(1,485)	(1,553)	(3,957)	(3,721)

Net Operating Loss	(2,793)	(3,044)	(8,120)	(7,043)

Discontinued Operations	—	(1,190)	901	(2,879)

Loss Before Benefit from Income Tax	(2,793)	(4,234)	(7,219)	(9,922)

Provision from Income taxes	(51)	(21)	(151)	(67)

Net Loss	(2,844)	(4,255)	(7,370)	(9,989)

Net Loss Attributable to Common Stockholders	$(2,844)	$(4,255)	$(7,370)	$(9,989)

Net Operating Loss Attributable to Common Stockholders - Basic	$(3.22)	$(7.05)	$(11.19)	$(18.71)

Net Income (Loss) from Discontinued Operations Attributable to Common Stockholders - Basic	$—	$(2.74)	$1.22	$(7.58)

Weighted Average Shares Outstanding – Basic	884,564	434,959	739,336	380,038

Net Loss Attributable to Common Stockholders - Diluted	$(2,844)	$(3,065)	$(8,271)	$(7,110)

Net Operating Loss Attributable to Common Stockholders - Diluted	$(3.22)	$(7.05)	$(11.19)	$(18.71)

Net Income (Loss) from Discontinued Operations Attributable to Common Stockholders - Diluted	$—	$(2.74)	$1.22	$(7.58)

Weighted Average Shares Outstanding – Diluted	884,564	434,959	739,336	380,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in thousands)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Loss	$(2,844)	$(4,255)	$(7,370)	$(9,989)

Other Comprehensive Income (Loss)
Foreign exchange translation adjustment	-	721	-	860
Comprehensive Loss Attributable to the Company	$(2,844)	$(3,534)	$(7,370)	$(9,129)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated Deficit	Total Deficit
	Common Stock
Balance, June 29, 2024	798,219	$1	$119,576	$31	$(131,582)	$(11,974)
Shares issued to/for:
Employees, directors and consultants	110,000	—	183	—	—	183
Warrants Exercised	212,819	—	—	—	—	—
Stock Split Adjustment	104,702
Net loss	—	—	—	—	(2,844)	(2,844)
Balance, September 28, 2024	1,225,740	$1	$119,759	$31	$(134,426)	$(14,635)

	Shares	Par Value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Deficit
	Common Stock
Balance, December 30, 2023	560,102	$1	$119,214	$31	$(127,056)	$(7,810)
Shares issued to/for:
Employees, directors and consultants	127,000	—	545	—	—	545
Warrants Exercised	433,936	—	—	—	—	—
Stock Split Adjustment	104,702	—	—	—	—	—
Net loss	—	—	—	—	(7,370)	(7,370)
Balance, September 28, 2024	1,225,740	$1	$119,759	$31	$(134,426)	$(14,635)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(All amounts in thousands, except share and par values)

(UNAUDITED)

	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total Equity
	Common Stock
Balance, July 1, 2023	481,102	$1	$116,639	$(2,080)	$(106,749)	$7,811
Shares issued to/for:
Employees, directors and consultants	4,000	—	227	—	—	227
Warrants Exercised	55,000	—	2,002	—	—	2,002
Shares issued in connection with debt - related party	20,000	—	128	—	—	128
Modification of Series H	—	—	1,900	—	—	1,900
Foreign currency translation loss	—	—	—	721	—	721
Net loss	—	—	—	—	(4,255)	(4,255)
Balance, September 30, 2023	560,102	$1	$120,896	$(1,359)	$(111,004)	$8,534

	Shares	Par Value	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Equity
	Common Stock
Balance, January 1, 2023	262,920	$1	$111,586	$(2,219)	$(101,015)	$8,353
Shares issued to/for:
Employees, directors and consultants	33,730	—	1,167	—	—	1,167
Sale of common stock and warrants	188,452	—	4,113	—	—	4,113
Warrants Exercised	55,000	—	2,002	—	—	2,002
Shares issued in connection with debt - related party	20,000	—	128	—	—	128
Modification of Series H	—	—	1,900	—	—	1,900
Foreign currency translation gain	—	—	—	860	—	860
Net loss	—	—	—	—	(9,989)	(9,989)
Balance, September 30, 2023	560,102	$1	$120,896	$(1,359)	$(111,004)	$8,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(UNAUDITED)

	September 28, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,370)	$(9,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,427	1,388
Amortization of debt discount and deferred financing costs	347	320
Bad debt expense	—	21
Right of use assets depreciation	826	973
Stock-based compensation	545	1,167
Changes in operating assets and liabilities:
Accounts receivable	(1,744)	178
Prepaid expenses and other current assets	(655)	88
Other assets	831	7,403
Accounts payable and accrued expenses	(1,552)	(31)
Accrued Payroll Taxes	6,049	—
Accounts payable, related party	555	—
Other current liabilities	(243)	(247)
Other long-term liabilities	435	(599)
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATING ACTIVITIES	(549)	672
Net cash used in discontinued operating activities:	(3,007)	(11,397)
NET CASH USED IN OPERATING ACTIVITIES	(3,556)	(10,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(53)	(138)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(53)	(138)
Net cash provided by discontinued investing activities	2,046	4,856
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,993	4,718

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note	—	2,000
Repayment of term loans	—	(900)
Payment in kind	700	—
Financing (repayments) on accounts receivable financing, net	2,140	(2,239)
Warrant inducement, net	—	2,292
Proceeds from sale of common stock	—	4,433
Third party financing costs, related party	—	(653)
Payments made on earnouts	(500)	—
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	2,340	4,933
Net cash used in discontinued financing activities	—	(256)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,340	4,677

NET INCREASE TO (DECREASE IN) CASH	777	(1,330)

Effect of exchange rates on cash	—	19

Cash - Beginning of period	721	1,992

Cash - End of period	$1,498	$681

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

The Headway business includes EOR (“Employer of Record”) service contracts. EOR projects are typically large volume, long-term providing HR outsourcing of payroll and benefits for a contingent workforce. EOR projects, while priced with lower gross margin percentages than traditional temporary staffing assignments, yield a comparable contribution because of lower costs to deliver these services. A typical contribution for EOR projects would be 80-85% of the gross profit earned, compared to 40-50% for traditional staffing which negates the impact of lower gross margins. This EOR service offering could be easily added to the Company’s other Brands (as defined below), providing for a growth element within the existing client base. The Headway business also brought an active workforce in all 50 states in the US, as well as Puerto Rico and Washington DC. This will provide for potential expansion of accounts for all brands in the group’s portfolio (“Brands”).

The Company has developed a centralized, sales and recruitment hub. The addition of Headway, with its single office, and nationwide coverage for operations, supports and accelerates the Company’s objective of driving efficiencies using technology, deemphasizing bricks and mortar, supporting more efficient and cost-effective service delivery for all Brands.

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

The Company effected a one-for-ten reverse stock split on June 25, 2024 (the “Reverse Stock Split”). All share and per share information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

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

Liquidity

The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lenders will remain available to us. As shown in the accompanying condensed consolidated financial statements as of the quarter ended September 28, 2024, the Company has an accumulated deficit of $134,426 and a working capital deficit of $48,818. On September 28, 2024, we had total gross debt of $19,816 and $1,498 of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities, term loans, promissory notes, convertible notes, private placement offerings and sales of equity. Our cash requirements are generally for operating activities and debt repayments.

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

The entire outstanding principal balance of the Jackson Notes (as defined herein), which was $10,116 as of September 28, 2024, shall be due and payable on January 13, 2025. The debt represented by the Jackson Note continues to be secured by substantially all of the Company’s domestic subsidiaries’ assets pursuant to the Amended and Restated Security Agreement with Jackson, dated September 15, 2017, as amended. The Company also has a $32,500 revolving loan facility with MidCap Funding X Trust (“MidCap”). The MidCap facility has a maturity date of December 5, 2024.

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

The Board of the Company is reviewing all of the strategic options open to it in determining how to resolve the Going Concern qualification and will update Stockholders as and when any material solution has been determined and ready to be acted upon. These solutions may include, but are not limited to, the restructuring of debt and raising of additional debt, management of expenditures, raising of additional equity, potential dispositions of assets, in addition to what has already happened in disposing of the UK operation to protect cash flows.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the quarters ended September 28, 2024 and September 30, 2023 include the measurement of credit losses, valuation of intangible assets, including goodwill, borrowing rate consideration for right-of-use (“ROU”), liabilities associated with earn-out obligations, testing long-lived assets for impairment, valuation reserves against deferred tax assets and penalties in connection with outstanding payroll tax liabilities, stock based compensation and fair value of warrants and options.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company has primarily two main forms of revenue – temporary contractor revenue and permanent placement revenue. Temporary contractor revenue is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly or daily basis. The contracts stipulate weekly or monthly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date. Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the customer may be refunded if the employee is terminated within a short period of time, however this has historically been infrequent, and immaterial upon occurrence. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer. Revenue for the three and nine months ended September 28, 2024 was comprised of $45,676 and $130,922 of temporary contractor revenue and $422 and $797 of permanent placement revenue, respectively compared with $49,351 and $144,863 of temporary contractor revenue and $186 and $913 permanent placement revenue for the three and nine months ended September 30, 2023, respectively. Refer to Note 11 – Segment Information for further details on breakdown by segments.

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

The effective income tax rate was (1.80%), (2.09%), (0.53%) and (0.67%) for the three and nine months ending September 28, 2024 and September 30, 2023, respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21%, primarily due to changes in valuation allowances in the U.S., which eliminates the effective tax rate on current year losses, offset by current state taxes and changes to goodwill naked credit. The Company may have experienced an IRC Section 382 limitation during 2021, for which it is in process of conducting an analysis to determine the tax consequences of such a limitation.

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

Diluted earnings per share are computed using the weighted average number of common stock shares and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares of common stock issuable upon the conversion of preferred stock, convertible notes, unvested equity awards and the exercise of stock options and warrants (calculated using the modified treasury stock method). Such securities, shown below, presented on a common stock equivalent basis and outstanding as of September 28, 2024 and September 30, 2023 have not been included in the diluted earnings per share computations, as their inclusion would be anti-dilutive due to the Company’s net loss as of September 28, 2024 and September 30, 2023:

	September 28, 2024	September 30, 2023
Warrants	96,876	669,781
Restricted shares – unvested	22,559	22,831
Options	5,118	5,131
Total	124,553	697,743

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

In connection with the Second Omnibus Amendment and Reaffirmation Agreement to the Note Documents entered into by the Company and Jackson on September 18, 2024, the Credit Facility Borrowers entered into Amendment No. 30 to the Credit and Security Agreement (“Amendment No. 30”), effective as of September 18 2024, which such Amendment No. 30 extends the Commitment Expiry Date (as defined in the Credit and Security Agreement to December 5, 2024.

In addition, pursuant to Amendment No. 30, in consideration for MidCap’s agreement to enter Amendment No. 30, the Credit Facility Borrowers have agreed to pay MidCap a modification fee of $200 (the “Amendment No. 30 Modification Fee”), which such Modification Fee shall be non-refundable and fully earned as of September 5, 2024. The Amendment No. 30 Modification Fee shall constitute a portion of the Borrowers obligations pursuant to the Credit and Security Agreement and shall be secured by all Collateral (as defined in the Credit and Security Agreement). If the Credit Facility Borrowers satisfy the outstanding obligation pursuant to the Credit and Security Agreement in full prior to December 5, 2024, the Amendment No. 30 Modification Fee shall be waived by MidCap.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

On October 9, 2024, the Credit Facility Borrowers entered into Amendment No. 31 to the Credit and Security Agreement (“Amendment No. 31”) with MidCap effective as of the same date,. Pursuant to Amendment No. 31, the definition of Additional Reserve Amount (as defined in the Credit and Security Agreement) is amended and restated as follows: (i) from October 9, 2024, through November 14, 2024, the Additional Reserve Amount shall be $960, (ii) from November 15, 2024, through November 21, 2024, the Additional Reserve Amount shall be $980, (iii) from November 22, 2024, through November 28, 2024, the Additional Reserve Amount shall be $1,000, and (iv) from November 29, 2024, through December 5, 2024, the Additional Reserve Amount shall be $1,020. Additionally, pursuant to Amendment No. 31, the definition of “Permitted Debt” was hereby amended by adding a new clause covering the Company’s debt obligations pursuant to that certain Settlement and Release Agreement, dated as of March 29, 2024, by and among the Company, Monroe and Pamela D. Whitaker, in the aggregate amount not to exceed $2,000 at any time.

Pursuant to Amendment No. 31, in consideration for MidCap’s agreement to enter into Amendment No. 31, the Borrowers have agreed to pay to MidCap a modification fee of $190 (the “Amendment No. 31 Modification Fee”), which such Amendment No. 31 Modification Fee shall be non-refundable and fully earned as of effective date of Amendment No. 31. The Modification Fee shall constitute a portion of the Borrowers obligations pursuant to the Credit and Security Agreement and shall be secured by all Collateral (as defined in the Credit and Security Agreement).

The balance of the MidCap facility as of September 28, 2024 and December 30, 2023 was $16,838 and $14,698, respectively, and is included in Accounts receivable financing on the Consolidated Balance Sheets.

On October 18, 2024, the Company received a notice of default from MidCap. This notice reserves the Lender’s available rights and remedies under the Credit Agreement.

NOTE 5 – INTANGIBLE ASSETS

The following provides a breakdown of intangible assets as of:

	September 28, 2024
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$8,282	$2,215	$18,953	$29,450
Accumulated amortization	(5,359)	(2,215)	(11,926)	(19,500)
Intangible assets, net	$2,923	$-	$7,027	$9,950

	December 30, 2023
	Tradenames	Non-Compete	Customer Relationship	Total
Intangible assets, gross	$8,282	$2,215	$18,953	$29,450
Accumulated amortization	(4,928)	(2,215)	(11,114)	(18,257)
Intangible assets, net	$3,354	$-	$7,839	$11,193

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

As of September 28, 2024, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal quarter ended September	Amount
2024	$416
2025	1,617
2026	1,567
2027	1,567
2028	1,321
Thereafter	3,462
Total	$9,950

Amortization of intangible assets for the three and nine months ended September 28, 2024 and September 30, 2023 was $406, $1,249, $456 and $1,363, respectively. The weighted average useful life of intangible assets remaining is 5.5 years.

NOTE 6 – GOODWILL

The following table provides a roll forward of goodwill:

	September 28, 2024	December 30, 2023
Beginning balance, gross	$19,891	$19,891
Acquisition	—	—
Currency translation adjustment	—	—
Ending balance, net	$19,891	$19,891

Goodwill by reportable segment is as follows:

	September 28, 2024	December 30, 2023
Professional Staffing - US	$14,031	$14,031
Commercial Staffing - US	5,860	5,860
Ending balance, net	$19,891	$19,891

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350, requires that goodwill be tested for impairment at the operating segment level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. ASC 280-10-50-11 states that operating segments often exhibit similar long-term financial performance if they have similar economic characteristics. During the quarter ended September 28, 2024, management concluded the Company has two operating segments for goodwill impairment analysis under ASC 350 such as commercial and professional. Accordingly, goodwill will no longer be tested at the unit level for the five reporting units and will be tested for impairment at the operating segment level.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 7– DEBT

	September 28, 2024	December 30, 2023
Jackson Investment Group - related party	$10,116	$10,116
Redeemable Series H Preferred Stock	9,700	9,000
Total Debt, Gross	19,816	19,116
Less: Debt Discount and Deferred Financing Costs, Net	(187)	(663)
Total Debt, Net	19,629	18,453
Less: Non-Current Portion - Related Party	—	—
Less: Non-Current Portion	—	—
Total Current Debt, Net	$19,629	$18,453

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

Pursuant to the First Omnibus Amendment Agreement, interest on the 2022 Jackson Note, evidencing the obligations of the Obligors under the Third A&R Agreement and executed by the Company in favor of Jackson, shall be paid in cash and continue to accrue at a rate per annum equal to 12% until the principal amount of the 2022 Jackson Note has been paid in full. If the Company has not repaid in cash at least 50% of the outstanding principal balance of the 2022 Jackson Note as of the date of the First Omnibus Amendment Agreement or on or before October 27, 2023, then interest on the outstanding principal balance of the 2022 Jackson Note will accrue at 16% per annum until the 2022 Jackson Note is repaid in full. All accrued and unpaid interest on the outstanding principal of the 2022 Jackson Note shall be due and payable in arrears in cash on a monthly basis; provided that (i) the interest payment that would be due on September 1, 2023 shall instead be due December 1, 2023 and (ii) the amount of each such deferred interest payment shall be added to the principal amount of the 2022 Jackson Note. Notwithstanding the foregoing, the amount necessary to satisfy such accrued but unpaid interest on the 2022 Jackson Note as of the date of the First Omnibus Amendment was retained by Jackson from the aggregate purchase price of the 2023 Jackson Note, along with certain out-of-pocket fees and expenses, including reasonable attorney’s fees, incurred by Jackson in connection with the First Omnibus Amendment Agreement, the 2023 Jackson Note and related documents thereto.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

In addition, pursuant to the terms of the Third A&R Agreement, as amended by the First Omnibus Amendment Agreement, until all principal interest and fees due pursuant to the Third A&R Agreement and the Jackson Note are paid in full by the Company and are no longer outstanding, Jackson shall have a first call over 50% of the net proceeds from all common stock equity raises the Company conducts, which shall be used to pay down any outstanding obligations due pursuant to the Note Documents. The 2022 Jackson Note continues to be secured by substantially all of the Company and its subsidiaries’ assets as a second lien holder to MidCap in the United States, pursuant to the Credit and Security Agreement.

On September 18, 2024, the Company entered into a Second Omnibus Amendment and Reaffirmation Agreement to the Note Documents (the “Amendment Agreement”) with Jackson and the guarantors party thereto, which such Amendment Agreement amount other things: (i) extends the maturity date of the earlier of (a) January 13, 2025, or (b) the date of the acceleration of the maturity of any of the Jackson Notes and (ii) extends the maturity date of the Jackson Notes to January 13, 2025.

Redeemable Series H Preferred Stock

On May 18, 2022, the Company entered into a Headway purchase agreement with Headway (the “Headway Purchase Agreement”). Consideration for the purchase of 100% of Headway was the issuance of an aggregate of 9,000,000 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”). Each share of Series H Preferred Stock shall have a par value of $0.00001 per share and a stated value equal to $1.00 and is convertible at any time into an aggregate of 350,000 shares of common stock. This is determined by dividing the stated value of such share of Preferred Stock by the conversion price. The conversion price equals $25.714. Holders of Series H Preferred Stock are entitled to quarterly cash dividends at a per annum rate of 12%. The shares of the Series H Preferred Stock may be redeemed by the Company through a cash payment at a per share equal to the stated value, plus all accrued but unpaid dividends, at any time. On May 18, 2025, the Company shall redeem all the shares of the Series H Preferred Stock. The redemption price represents the number of shares of the Preferred Stock (9,000,000), plus all accrued but unpaid dividends, multiplied by the Stated Value ($1). On May 18, 2022, the Company paid $14 towards the Series H Preferred Stock balance. As of September 28, 2024 the redemption price was $9,700.

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

Pursuant to the agreement, if on or prior to September 30, 2023, the Company does not redeem the Series H Preferred Stock and remit the Contingent Payment (as defined in the Headway Purchase Agreement), then the Company shall make the Contingent Payment in the amount of $5,000, as set forth in the Purchase Agreement, in five equal installments of $1,000 each, less $134 per installment to be paid to third-parties to satisfy existing incentives and fees due, with such fees and incentive payments to be allocated at the discretion of Chapel Hill and Sakey (the “Contingent Payment Installments”), with such Contingent Payment Installments to be made on or before December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 (each such date, a “Contingent Installment Payment Date”). On each Contingent Installment Payment Date, the Company shall additionally redeem 100,000 shares of Series H Preferred Stock at a price per share equal to $0.0000001 per share. The contingent payments due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 were not paid.

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 8 – LEASES

As of September 28, 2024 the Company recorded a right of use (“ROU”) lease asset of approximately $4,449 with a corresponding lease liability of approximately $4,857, based on the present value of the minimum rental payments of such leases. The Company’s finance leases are immaterial both individually and in the aggregate.

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

Quantitative information regarding the Company’s leases for period ended September 28, 2024 is as follows:

Lease Cost	Classification	September 28, 2024
Operating lease cost	SG&A Expenses	852
Other information
Weighted average remaining lease term (years)		3.3
Weighted average discount rate		9.96%

Future minimum lease payments under non-cancelable leases as of September 28, 2024, were as follows:

Future Lease Payments
2024	$371
2025	1,318
2026	1,130
2027	1,076
2028	1,103
Thereafter	676
$5,674
Less: Imputed Interest	817
$4,857

Leases - Current	$1,075
Leases - Non current	$3,782

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

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 9– STOCKHOLDERS’ DEFICIT

The Company issued the following shares of common stock during the nine months ended September 28, 2024:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Warrants Exercised	433,936	$3,602	$8.30	$8.30
Board and committee members	127,000	545	$0.28	$4.10
	560,936	$4,147

The Company issued the following shares of common stock during the nine-months ended September 30, 2023:

	Number of	Fair Value	Fair Value at Issuance
	Common Shares	of Shares	(minimum and maximum
Shares issued to/for:	Issued	Issued	per share)
Equity raise	188,452	$4,999	$26.50	$26.50
Employees	17,731	531	$28.20	$28.20
Board and committee members	16,000	243	$10.50	$31.30
	222,183	$5,773

Reverse Stock Split

On June 25, 2024, the Company effected the Reverse Stock Split. All share and per share information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and the notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

Increase of Authorized Common Stock

On December 27, 2023, stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the number of authorized shares of common stock from 200,000,000 to 250,000,000 and to make a corresponding change to the number of authorized shares of capital stock. The number of shares of authorized Preferred Stock remained unchanged.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

February 2023 Public Offering

On February 7, 2023, the Company entered into a securities purchase agreement (“February 2023 Purchase Agreement”) with an institutional, accredited investor (the “Investor”) for the issuance and sale, in a best efforts public offering (the “February 2023 Offering”), of (i) 31,500 units (the “Units”), each Unit consisting of one share of the Company’s common stock, and one warrant (the “February 2023 Warrants”) to purchase one share of common stock, and (ii) 156,952 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “February 2023 Pre-Funded Warrants”) to purchase one share of common stock and one February 2023 Warrant. The public offering price was $26.532 per Unit and $26.522 per Pre-Funded Unit. The February 2023 Offering closed on February 10, 2023.

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

Series A Preferred Stock – Related Party

As of September 28, 2024 and September 30, 2023, the Company had $125 of dividends payable to the Series A Preferred Stockholder, respectively.

Restricted Shares

The Company has issued shares of restricted stock to employees and members of the Board under its 2015 Omnibus Incentive Plan, 2016 Omnibus Incentive Plan, 2020 Omnibus Plan and 2021 Omnibus Inventive Plan. Under these plans, the shares are restricted for a period of three years from issuance. As of September 28, 2024, the Company has issued a total of 22,559 restricted shares of common stock to employees and Board members that remain restricted. In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation from restricted stock based upon the fair value of the award at issuance over the vesting term on a straight-line basis. The fair value of the award is calculated by multiplying the number of restricted shares by the Company’s stock price on the date of issuance. The impact of forfeitures has historically been immaterial to the financial statements. In the nine months ended September 28, 2024 and September 30, 2023, the Company recorded compensation expense associated with these restricted shares of $545 and $1,167, respectively. The table below is a rollforward of unvested restricted shares issued to employees and board of directors.

		Weighted
	Restricted	Average
	Shares	Price Per Share
Outstanding at December 31, 2022	6,859	$67.20
Granted	33,731	23.00
Vested/adjustments	(17,769)	28.80
Outstanding at December 30, 2023	22,821	31.80
Granted	—	—
Vested/adjustments	(262)	11.84
Outstanding at September 28, 2024	22,559	$28.28

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

On September 8, 2024, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with a certain institutional investor (the “Holder”) pursuant to which the Company agreed to issue an aggregate of (i) 101,190 shares of common stock and (ii) a pre-funded warrant to purchase up to 411,630 shares of common stock in exchange for a certain outstanding warrant held by the Holder to purchase up to 552,234 shares of common stock at an exercise price\ of $8.30 per share (the “Exchange”). The Company has cancelled the warrant reacquired in the Exchange and such warrant will not be reissued.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

Transactions involving the Company’s warrant issuances are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2022	170,369	$96.10
Issued	863,193	20.59
Exercised	(276,117)	5.90
Expired or cancelled	(87,665)	58.50
Outstanding at December 30, 2023	669,780	34.80
Issued	—	—
Exercised	(433,936)	13.03
Expired or cancelled	(138,968)	17.18
Outstanding at September 28, 2024	96,876	$240.77

The following table summarizes warrants outstanding as of September 28, 2024:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$24.70 - $3,000.00	96,876	2.88	$240.77

Stock Options

A summary of option activity during the quarter ended September 28, 2024, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2022	5,151	$500.60
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at December 30, 2023	5,151	500.06
Granted	—	—
Exercised	—	—
Expired or cancelled	(33)	5,303.57
Outstanding at September 28, 2024	5,118	$498.53

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The Company recorded share-based payment expense of $183, $545, $227 and $1,167 for the three and nine month periods ended September 28, 2024 and September 30, 2023, respectively.

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

On October 9, 2024, the Company entered into Amendment No. 1 to the Settlement and Release Agreement (“Amendment No.1”) to pay $1,500 plus interest. The Company agreed to make payments on the following dates and in the following amounts: $511 on October 9, 2024, $107 on November 1, 2024, $107 on December 1, 2024, $106 on January 1, 2025, and a final payment of $705 on February 1, 2025. In accordance with Amendment, No. 1, payments were made on October 9, 2024 and November 1, 2024.

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

Adjusted EBITDA of $500 x 2.5 multiple= $1,250 Contingent Payment

Adjusted EBITDA of $1,000 x 2.5 multiple= $2,500 Contingent Payment

Adjusted EBITDA of $1,800 x 2.5 multiple= $4,500 Contingent Payment

Adjusted EBITDA of $2,000 or more x 2.5 multiple= $5,000 Contingent Payment

The Company performed an analysis over the contingent payment and prepared a forecast to determine the likelihood of the Adjusted EBITDA payout. The adjusted EBITDA TTM forecast, as of June 2024, is above the $2,000 threshold amount, such that $5,000 was recorded as consideration. The balance at September 28, 2024 is $5,000.

Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On March 9, 2024, a Settlement and Release Agreement was entered into by both parties. Under this agreement, which was entered into to avoid costly court fees, the Company agreed to make a payment, in full and final settlement, of $2 million plus interest across the following dates and amounts: $115 on May 1, 2024, $114, on June 1, 2024, $114 on September 30, 2024, $113 on August 1, 2024, $112 on September 1, 2024, and a final payment of $1,511 on October 1, 2024. There is a five-day cure period for each payment and there is a Confession of Judgement in favor of the defendant for the full amount of the original Earnout plus interest, in the event of non-compliance.

On October 9, 2024, the Company entered into Amendment No. 1 to the Settlement and Release Agreement to pay $1,500 plus interest. The Company agreed to make payments on the following dates and in the following amounts: $511 on October 9, 2024, $107 on November 1, 2024, $107 on December 1, 2024, $106 on January 1, 2025, and a final payment of $705 on February 1, 2025.

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

NOTE 11 – SEGMENT INFORMATION

The Company generated revenue and gross profit by segment as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Commercial Staffing - US	$19,172	$23,714	$58,970	$71,106
Professional Staffing - US	26,926	25,823	72,749	74,670
Total Revenue	$46,098	$49,537	$131,719	$145,776

Commercial Staffing - US	$3,127	$5,185	$9,417	$13,293
Professional Staffing - US	3,035	2,478	7,870	8,883
Total Gross Profit	$6,162	$7,663	$17,287	$22,176

Selling, general and administrative expenses	$(6,996)	$(8,641)	$(20,023)	$(24,110)
Depreciation and amortization	(474)	(513)	(1,427)	(1,388)
Interest expense and amortization of debt discount and deferred financing costs	(574)	(1,316)	(3,301)	(3,658)
Discontinued Operations	-	(1,190)	901	(2,879)
Other loss income, net	(911)	(237)	(656)	(63)
Loss Before Provision for Income Tax	$(2,793)	$(4,234)	$(7,219)	$(9,922)

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

The following table disaggregates revenues by segments:

	Quarter Ended September 28, 2024
	Commercial Staffing - US	Professional Staffing - US	Total
Permanent Revenue	$107	$315	$422
Temporary Revenue	19,065	26,611	45,676
Total Revenue	$19,172	$26,926	$46,098

	Quarter Ended September 30, 2023
	Commercial Staffing - US	Professional Staffing - US	Total
Permanent Revenue	$24	$162	$186
Temporary Revenue	23,690	25,661	49,351
Total Revenue	$23,714	$25,823	$49,537

	Nine Months Ended September 28, 2024
	Commercial Staffing - US	Professional Staffing - US	Total
Permanent Revenue	$213	$584	$797
Temporary Revenue	58,757	72,165	130,922
Total	$58,970	$72,749	$131,719

	Nine Months Ended September 30, 2023
	Commercial Staffing - US	Professional Staffing - US	Total
Permanent Revenue	$194	$719	$913
Temporary Revenue	70,912	73,951	144,863
Total	$71,106	$74,670	$145,776

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to the shares of Series A Preferred Stock and notes and warrants issued to Jackson, the following are other related party transactions:

Board and Committee Members

	Nine Months Ended September 28, 2024
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	24,000	$60	$135
Nick Florio	75	25,000	60	135
Vincent Cebula	75	24,000	60	135
Alicia Barker	-	24,000	55	55
Brendan Flood	-	24,000	55	55
	$225	121,000	$290	$515

	Nine Months Ended September 30, 2023
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$75	3,000	$48	$123
Jeff Grout	50	2,000	40	90
Nick Florio	50	2,000	40	90
Vincent Cebula	58	3,000	48	106
Alicia Barker	-	3,000	50	50
Brendan Flood	-	3,000	50	50
	$233	16,000	$276	$509

	Three Months Ended September 28, 2024
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$25	21,000	$45	$70
Nick Florio	25	21,000	45	70
Vincent Cebula	25	21,000	45	70
Alicia Barker	-	21,000	44	44
Brendan Flood	-	21,000	44	44
	$75	105,000	$223	$298

	Three Months Ended September 30, 2023
	Cash Compensation	Shares Issued	Value of Shares Issued	Compensation Expense Recognized
Dimitri Villard	$25	1,000	$8	$33
Jeff Grout	-	-	-	-
Nick Florio	25	-	-	25
Vincent Cebula	8	1,000	8	16
Alicia Barker	-	1,000	8	8
Brendan Flood	-	1,000	8	8
	$58	$4,000	$32	$90

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash paid for:
Interest	$2,310	$3,805
Income taxes	—	—

Non-Cash Investing and Financing Activities:
Redeemable Series H preferred stock, net	$700	—
Modification of Series H		$1,900
Debt discount -Series H	$72	$111
Debt discount -Related party note	$275	$91

NOTE 14 - DISCONTINUED OPERATIONS

In December 2023, given the recurring losses of Professional Staffing UK, management committed to a plan to sell the assets of Professional Staffing UK. On January 6, 2024 Staffing 360 Solutions Limited, a UK Subsidiary, filed a Notice of Intent with the High Court of Justice in the UK, stating the Company’s intention to appoint administrators to save the business from liquidation. Administrators were appointed on January 18, 2024, and the business was transferred to new owners on February 12, 2024. A gain on the transfer of the UK entity of $901 was recognized in the Statement of Operations for the period ended September 28, 2024.

STAFFING 360 SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share, per share and stated value per share)

(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS

Nasdaq Compliance

On June 20, 2024, the Company received a letter from the Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) pertaining to its non-compliance with Nasdaq Listing Rule 5550(b)(1), the requirement to maintain a minimum stockholders’ equity of $2.5 million. On June 14, 2024 and August 5, 2024, the Company submitted its plan to Nasdaq to regain compliance with the minimum stockholders’ equity requirement and on August 13, 2024, the Company received a letter from the Staff indicating the Staff determined to deny the Company’s request for continued listing on Nasdaq. The Company requested an appeal of the Staff’s determination, and a hearing before the Nasdaq Hearings Panel (the “Panel”) was held on October 3, 2024.

On October 8, 2024, the Company received a letter from the Panel indicating that the Panel determined to grant the Company’s request to continue its listing on Nasdaq, subject to certain milestones being met on November 1, 2024, and December 31, 2024.

Whittaker Settlement

On October 9, 2024, the Company entered into Amendment No. 1 to pay $1,500 plus interest. The Company agreed to make payment on the following dates and in the following amounts: $511 on October 9, 2024, $107 on November 1, 2024, $107 on December 1, 2024, $106 on January 1, 2025, and a final payment of $705 on February 1, 2025. In accordance with the Amendment No. 1, payments were made on October 9, 2024 and November 1, 2024.

Amendment No. 31 with MidCap

On October 9, 2024, we entered into Amendment No. 31 to the Credit and Security Agreement with MidCap and the lenders party thereto from time to time. Pursuant to Amendment No. 31, the definition of Additional Reserve Amount (as defined in the Credit and Security Agreement) was amended and restated as follows: (i) from October 9, 2024, through November 14, 2024, the Additional Reserve Amount shall be $960,000, (ii) from November 15, 2024, through November 21, 2024, the Additional Reserve Amount shall be $980,000, (iii) from November 22, 2024, through November 28, 2024, the Additional Reserve Amount shall be $1,000,000, and (iv) from November 29, 2024, through December 5, 2024, the Additional Reserve Amount shall be $1,020,000. Additionally, pursuant to Amendment No. 31, the definition of “Permitted Debt” is hereby amended by adding a new clause covering our debt obligations pursuant to that certain Settlement and Release Agreement, dated as of March 29, 2024, by and among us, Monroe and Pamela D. Whitaker, in the aggregate amount not to exceed $2,000,000 at any time.

Pursuant to Amendment No. 31, in consideration for MidCap’s agreement to enter into Amendment No. 31, we agreed to pay to MidCap a modification fee of $190,000 (the “Amendment No. 31 Modification Fee”), which such Amendment No. 31 Modification Fee shall be non-refundable and fully earned as of effective date of the Amendment No. 31. The Modification Fee shall constitute a portion of our obligations pursuant to the Credit and Security Agreement and shall be secured by all Collateral (as defined in the Credit and Security Agreement).

Massachusetts Department of Revenue

On October 29, 2024, the Company received notice from the Massachusetts Department of Revenue (“DOR”) that they have filed a lien against the Company for $474. This has been accrued as of September 28, 2024. The Company is currently in negotiations to pay its obligations to DOR.

Internal Revenue Service

On October 1, 2024, the Company received notice from the Internal Revenue Service (“IRS”) that they have filed a lien against the Company for $534. This has been accrued as of September 28, 2024. The Company is currently in negotiations to pay its obligations to IRS.

Agreement and Plan of Merger

On November 1, 2024, the Company, Atlantic International Corp., a Delaware corporation (“Atlantic”) and A36 Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Atlantic (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Company, with Company surviving as a wholly owned subsidiary of the Atlantic (the “Merger”). Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, each share of the Company’s issued and outstanding common stock immediately prior to the effective time of the Merger, other than certain excluded shares and dissenting shares, will be canceled and converted into the right to receive a number of shares of validly issued, fully paid and nonassessable shares of common stock of Atlantic, par value of $0.00001 per share (the “Atlantic Common Stock”), equal to the Exchange Ratio (as defined in the Merger Agreement), with any resulting fractional shares to be rounded to the nearest whole share.

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

2024 Reverse Stock Split

On June 24, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-ten reverse stock split (the “Reverse Stock Split”), effective as of 4:05 p.m. (New York time) on June 25, 2024. All share and per share information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes thereto, has, where applicable, been retroactively adjusted to reflect the Reverse Stock Split.

Recent Developments

Agreement and Plan of Merger

On November 1, 2024, we, Atlantic International Corp., a Delaware corporation (“Atlantic”) and A36 Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Atlantic (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into us, with us surviving as a wholly owned subsidiary of the Atlantic (the “Merger”). Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, each share of our issued and outstanding common stock immediately prior to the effective time of the Merger, other than certain excluded shares and dissenting shares, will be canceled and converted into the right to receive a number of shares of validly issued, fully paid and nonassessable shares of common stock of Atlantic, par value of $0.00001 per share (the “Atlantic Common Stock”), equal to the Exchange Ratio (as defined in the Merger Agreement), with any resulting fractional shares to be rounded to the nearest whole share.

Second Omnibus Amendment and Reaffirmation Agreement to the Note Documents with Jackson Investment Group, LLC

On September 18, 2024, we entered into a Second Omnibus Amendment and Reaffirmation Agreement to the Note Documents (the “Amendment Agreement”) with Jackson Investment Group, LLC (“Jackson”) and the guarantors party thereto, which such Amendment Agreement, among other things: (i) extends the maturity date of that certain Third Amended and Restated Note and Warrant Purchase Agreement, by and between us and Jackson, dated as of October 27, 2022, as amended by the First Omnibus Amendment and Reaffirmation Agreement to the Note Documents, dated as of August 30, 2023, to the earlier of (a) January 13, 2025, or (b) the date of the acceleration of the maturity of any of the Notes (as defined below) and (ii) extends the maturity date of that certain (a) Third Amended and Restated 12% Senior Secured Note due October 14, 2024, dated as of October 27, 2022 (the “2022 Jackson Note”), and (b) 12% Senior Secured Promissory Note due October 14, 2024, dated as of August 30, 2023 (the “2023 Jackson Note”), to January 13, 2025.

Amendments to the Credit and Security Agreement and Limited Waiver with MidCap

Amendment No. 30 to the Credit and Security Agreement

In connection with the Amendment Agreement, we entered into Amendment No. 30 (“Amendment No. 30”) to the Credit and Security Agreement and Limited Waiver (as amended, the “Credit and Security Agreement”), effective as of September 18, 2024, by and among us and MidCap Funding IV Trust, as agent for the lenders (as successor by assignment to MidCap Funding X Trust, “MidCap”) and the lenders party thereto from time to time. Pursuant to Amendment No. 30, the Commitment Expiry Date (as defined in the Credit and Security Agreement) was extended to December 5, 2024. In addition, pursuant to Amendment No. 30, in consideration for MidCap’s agreement to enter into Amendment No. 30, we agreed to pay to MidCap a modification fee of $200,000 (the “Amendment No. 30 Modification Fee”), which such Modification Fee shall be non-refundable and fully earned as of September 5, 2024. The Amendment No. 30 Modification Fee shall constitute a portion of our obligations pursuant to the Credit and Security Agreement and shall be secured by all Collateral (as defined in the Credit and Security Agreement). If we satisfy the outstanding obligations pursuant to the Credit and Security Agreement in full prior to December 5, 2024, the Amendment No. 30 Modification Fee shall be waived by MidCap.

Amendment No. 31 to the Credit and Security Agreement

On October 9, 2024, we entered into Amendment No. 31 to the Credit and Security Agreement with MidCap and the lenders party thereto from time to time. Pursuant to Amendment No. 31, the definition of Additional Reserve Amount (as defined in the Credit and Security Agreement) was amended and restated as follows: (i) from October 9, 2024, through November 14, 2024, the Additional Reserve Amount shall be $960,000, (ii) from November 15, 2024, through November 21, 2024, the Additional Reserve Amount shall be $980,000, (iii) from November 22, 2024, through November 28, 2024, the Additional Reserve Amount shall be $1,000,000, and (iv) from November 29, 2024, through December 5, 2024, the Additional Reserve Amount shall be $1,020,000. Additionally, pursuant to Amendment No. 31, the definition of “Permitted Debt” is hereby amended by adding a new clause covering our debt obligations pursuant to that certain Settlement and Release Agreement, dated as of March 29, 2024, by and among us, Monroe and Pamela D. Whitaker, in the aggregate amount not to exceed $2,000,000 at any time.

Pursuant to Amendment No. 31, in consideration for MidCap’s agreement to enter into Amendment No. 31, we agreed to pay to MidCap a modification fee of $190,000 (the “Amendment No. 31 Modification Fee”), which such Amendment No. 31 Modification Fee shall be non-refundable and fully earned as of effective date of the Amendment No. 31. The Modification Fee shall constitute a portion of our obligations pursuant to the Credit and Security Agreement and shall be secured by all Collateral (as defined in the Credit and Security Agreement).

For the three months ended September 28, 2024 and September 30, 2023

	Three Months Ended September 28, 2024	% of Revenue	Three Months Ended September 30, 2023	% of Revenue	Growth
Revenue	$46,098	100.0%	$49,537	100.0%	-6.9%
Cost of revenue	39,936	86.6%	41,874	84.5%	-4.6%
Gross profit	6,162	13.4%	7,663	15.5%	-19.6%
Operating expenses	7,470	16.2%	9,154	18.5%	-18.4%
Loss from operations	(1,308)	-2.8%	(1,491)	-3.0%	12.3%
Interest Expense	(487)	-1.1%	(1,197)	-2.4%	-59.3%
Discontinued Operations	-	0.0%	(1,190)	-2.4%	-100.0%
Other (expenses) income	(998)	-2.2%	(356)	-0.7%	180.1%
Provision for income taxes	(51)	-0.1%	(21)	0.0%	149.2%
Net loss	$(2,844)	-6.2%	$(4,255)	-8.6%	-33.2%

For the nine months ended September 28, 2024 and September 30, 2023

	Nine Months Ended September 28, 2024	% of Revenue	Nine Months Ended September 30, 2023	% of Revenue	Growth
Revenue	$131,719	100.0%	$145,776	100.0%	-9.6%
Cost of revenue	114,432	86.9%	123,600	84.8%	-7.4%
Gross profit	17,287	13.1%	22,176	15.2%	-22.0%
Operating expenses	21,450	16.3%	25,498	17.5%	-15.9%
Loss from operations	(4,163)	-3.2%	(3,322)	-2.3%	25.3%
Interest Expense	(2,954)	-2.2%	(3,338)	-2.3%	-11.5%
Discontinued Operations	901	0.7%	(2,879)	-2.0%	-131.3%
Other (expenses) income	(1,003)	-0.8%	(383)	-0.3%	161.9%
Provision for income taxes	(151)	-0.1%	(67)	0.0%	125.4%
Net loss	$(7,370)	-5.6%	$(9,989)	-6.9%	-26.2%

Revenue

For the nine months ended September 28, 2024, revenue decreased by 9.6% to $131,719 as compared with $145,776 in revenue for the nine months ended September 30, 2023. The decline in revenue was more prevalent in Commercial Staffing as a result of a challenging U.S. operating environment. Commercial Staffing declined by 17.1% and Professional Staffing Business was down by 2.6%. In the Quarter-ended September 28, 2024, the Commercial Staffing business was down by 19.1% year-on-year with Professional Staffing up by 4.3%.

Revenue for the nine months ended September 28, 2024, was comprised of $130,922 of temporary contractor revenue and $797 of permanent placement revenue, compared with $144,864 and $913 of temporary contractor revenue and permanent placement revenue, respectively, for the nine months ended September 30, 2023.

Cost of revenue, Gross profit and Gross margin

Cost of revenue includes the variable cost of labor and various non-variable costs (e.g., workers’ compensation insurance) relating to employees (temporary and permanent) as well as sub-contractors and consultants. For the nine months ended September 28, 2024, cost of revenue was $114,432, a decrease of 7.4% from $123,600 for the nine months ended September 30, 2023, compared with a decline in revenue of 9.6%. Overall gross profit margin declined from 15.2% to 13.1% mainly driven by the proportion of the revenue driven by lower margin Employer of Record (EOR) being 38.6% in the nine months ended September 28, 2024 versus 32.1% in the nine months ended September 30, 2023.

Operating expenses

Total operating expenses for the nine months ended September 28, 2024, were $21,450, a decrease of 15.9% from $25,498 for the nine months ended September 30, 2023. The decrease in operating expenses was driven primarily by reductions in force put into effect in May 2023 and again in February 2024.

Other expenses, net

Total other income (expenses), net for the nine months ended September 28, 2024 were ($102), an increase of 96.9% from ($3,262) for the nine months ended September 30, 2023. The increase was driven by an income recognized for discontinued operations of $901 as of July 29, 2024 versus an expense of $2,879 as of September 30, 2023.

Amortization of debt discount and deferred financing costs for the nine months ended September 28, 2024 were $347, an increase of $27, compared with amortization of debt discount and deferred financing costs for the nine months ended September 30, 2023, which were $321. In addition, for the nine months ended September 28, 2024, we had other income of $127 compared with other loss of $63 for the nine months ended September 30, 2023.

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

The following table details Revenue and Gross Profit by sector:

	Three Months Ended
	September 28, 2024	Mix	September 30, 2023	Mix

Revenue
Commercial Staffing - US	$19,172	42%	$23,714	48%
Professional Staffing - US	26,926	58%	25,823	52%
Total Service Revenue	$46,098		$49,537

Gross Profit
Commercial Staffing - US	$3,127	51%	$5,185	68%
Professional Staffing - US	3,035	49%	2,478	32%
Total Gross Profit	$6,162		$7,663

Gross Margin
Commercial Staffing - US	16.3%		21.9%
Professional Staffing - US	11.3%		9.6%
Total Gross Margin	13.4%		15.5%

	Nine Months Ended
	September 28, 2024	Mix	September 30, 2023	Mix

Revenue
Commercial Staffing - US	$58,970	45%	$71,106	49%
Professional Staffing - US	72,749	55%	74,670	51%
Total Service Revenue	$131,719		$145,776

Gross Profit
Commercial Staffing - US	$9,417	54%	$13,294	60%
Professional Staffing - US	7,870	46%	8,882	40%
Total Gross Profit	$17,287		$22,176

Gross Margin
Commercial Staffing - US	16.0%		18.7%
Professional Staffing - US	10.8%		11.9%
Total Gross Margin	13.1%		15.2%

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

	Three Months Ended		Nine Months Ended		Trailing Twelve Months
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(2,844)	$(4,255)	$(7,370)	$(9,989)	$(17,695)	$(18,140)

Interest expense	487	1,197	2,954	3,338	4,625	3,497
Expense (benefit) from income taxes	51	21	151	67	382	(178)
Depreciation and amortization	561	632	1,774	1,708	2,427	3,660
EBITDA	$(1,745)	$(2,405)	$(2,491)	$(4,876)	$(10,261)	$(11,161)

Acquisition, capital raising and other non-recurring expenses (1)	1,267	646	2,832	2,260	3,420	7,782
Other non-cash charges (2)	56	-	418	73	110	922
Discontinued Operations	-	1,190	(901)	2,879	7,535	9,341
Other loss (income)	911	237	656	63	349	(613)
Adjusted EBITDA	$489	$(332)	$514	$399	$1,153	$6,271

Adjusted Gross Profit					$23,639	$33,526

Adjusted EBITDA as percentage of Adjusted Gross Profit					4.9%	18.7%

(1)	Acquisition, capital raising, and other non-recurring expenses primarily relate to capital raising expenses, acquisition and integration expenses, and legal expenses incurred in relation to matters outside the ordinary course of business.

(2)	Other non-cash charges primarily relate to staff option and share compensation expense, expense for shares issued to directors for board services, and consideration paid for consulting services.

Operating Leverage. This measure is calculated by dividing the growth in Adjusted EBITDA by the growth in adjusted gross profit, on a trailing 12-month basis. We use this KPI because we believe it provides a measure of our efficiency for converting incremental gross profit into Adjusted EBITDA.

	September 28, 2024	September 30, 2023

Gross Profit - TTM (Current Period)	$23,639	$33,526
Gross Profit - TTM (Prior Period)	33,526	32,793
Gross Profit – Growth (Decline)	$(9,887)	$733

Adjusted EBITDA - TTM (Current Period)	$1,153	$6,271
Adjusted EBITDA - TTM (Prior Period)	6,271	2,180
Adjusted EBITDA – Growth (Decline)	$(5,118)	$4,091

Operating Leverage	51.8%	558.2%

Leverage Ratio. Calculated as total debt, net, gross of any original issue discount, divided by pro forma adjusted EBITDA for the trailing 12-months. We use this KPI as an indicator of our ability to service debt prospectively.

	September 28, 2024		December 30, 2023

Total Term Debt, Net	$19,629		$18,453
Addback: Total Debt Discount and Deferred Financing Costs	187		663
Total Debt	$19,816		$19,116

TTM Adjusted EBITDA	$1,153		$6,271

Pro Forma TTM Adjusted EBITDA	$1,153		$6,271

Pro Forma Leverage Ratio	17.19	x	3.05	x

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

	Nine Months Ended
	September 28, 2024	September 30, 2023

Net cash flow (used in) provided by operating activities	$(549)	$672

Financing (repayments) on accounts receivable financing, net	2,140	(2,239)

Net cash provided by (used in) operating activities including proceeds from accounts receivable financing	$1,591	$(1,567)

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

As of and for the quarter ended September 28, 2024, we had a working capital deficiency of $48,818, accumulated deficit of $134,426, and a net loss of $2,844.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation as a going concern. We have an unsecured payment due in the next 12 months associated with a historical acquisition and secured current debt arrangements representing approximately $19,816 which are in excess of cash and cash equivalents on hand, in addition to funding operational growth requirements. Historically, we have funded such payments either through cash flow from operations or the raising of capital through additional debt or equity. If we are unable to obtain additional capital, such payments may not be made on time. These factors raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

In addition, as of September 28, 2024, we have numerous contractual lease obligations representing an aggregate of approximately $4,857 related to current lease agreements. We intend to fund the majority of these obligations through a combination of cash flow from operations, as well as capital raised through additional debt or equity.

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

Operating activities

For the nine months ended September 28, 2024, net cash used in continuing operating activities of $549 was primarily attributable to net loss of $7,370 an increase in accounts receivable of $1,744, a decrease in accounts payable of $1,552 and an increase in and accrued payroll costs of $6,049. The net cash used in all operating activities was impacted by $3,007 from discontinued operations to give a total cash used in operating activities of $3,556.

For the nine months ended September 30, 2023, net cash provided by continuing operating activities of $672 was primarily attributable to net loss of $9,989, increases in Other Assets of $7,403 and the impact of non-cash items of $3,869. A negative impact of $11,397 for discontinued operations brought the total cash used in operating activities to $10,725.

Investing activities

For the nine months ended September 28, 2024, net cash provided by investing activities totaled $1,993, primarily due to $2,046 related discontinued operations offset by $53 purchase of property and equipment.

For the nine months ended September 30, 2023, net cash provided by investing activities totaled $4,718, primarily due to $138 purchase of property and equipment and $4,856 related to discontinued operations.

Financing activities

For the nine months ended September 28, 2024, net cash provided by financing activities totaled $2,340, due to additional cash received of $2,140 on accounts receivable financing, net, conversion of dividends on Series H preferred stock to principal $700 offset by payments made on earnouts $500.

For the nine months ended September 30, 2023, net cash provided by financing activities totaled $4,677 primarily due to repayments of $3,139, net proceeds from the sale of common stock and a warrant inducement transaction of $4,433 and $2,292, respectively, third party financing costs of $633 and discontinued operations of $256.

Critical Accounting Policies and Estimates

Refer to the Annual Report on Form 10-K filed with the SEC on June 11, 2024 for the fiscal year ended December 30, 2023. There have been no changes to our critical accounting policies during the nine months ended June 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Whitaker v. Monroe Staffing Services, LLC & Staffing 360 Solutions, Inc.

On March 9, 2024, a Settlement and Release Agreement was entered into by both parties. Under this agreement, which was entered into to avoid costly court fees, the Company agreed to make a payment, in full and final settlement, of $2 million plus interest across the following dates and amounts: $115 on May 1, 2024, $114 on June 1, 2024, $114 on September 30, 2024, $113 on August 1, 2024, $112 on September 1, 2024, and a final payment of $1,511 on October 1, 2024. There is a five-day cure period for each payment and there is a Confession of Judgement in favor of the defendant for the full amount of the original Earnout plus interest, in the event of non-compliance.

On October 9, 2024, we entered into Amendment No. 1 to the Settlement and Release Agreement (“Amendment No. 1) to pay $1,500 plus interest. We agreed to make payments on the following dates and in the following amounts: $511 on October 9, 2024, $107 on November 1, 2024, $107 on December 1, 2024, $106 on January 1, 2025, and a final payment of $705 on February 1, 2025. In accordance with Amendment No 1, payments were made on October 9, 2024 and November 1, 2024.

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

As previously reported, on June 20, 2024, we received a letter from the Staff of the Listing Qualifications Department of Nasdaq (the “Staff”) indicating that we were no longer in compliance with the minimum stockholders’ equity requirement (the “Minimum Stockholders’ Equity Requirement”) for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1), which such rule requires listed companies to maintain stockholders’ equity of at least $2,500,000 or meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

On August 13, 2024, following the Staff’s review of our plan to regain compliance with the Minimum Stockholders’ Equity Requirement submitted on June 14, 2024, and on August 5, 2024, we received a letter (the “Notice”) indicating that the Staff determined to deny our request for continued listing on Nasdaq. Pursuant to the Notice, based on the preliminary nature of our plan, the Staff determined that we did not provide a definitive plan evidencing our ability to achieve near term compliance with the Minimum Stockholders’ Equity Requirement. We requested an appeal of the Staff’s determination, and a hearing before the Nasdaq Hearings Panel (the “Panel”) was held on October 3, 2024.

On October 8, 2024, we received a letter from the Nasdaq Hearings Panel (“Panel”) indicating that the Panel determined to grant our request to continue our listing on Nasdaq, subject to certain milestones being met on November 1, 2024, and December 31, 2024.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1+	Agreement and Plan of Merger among Staffing 360 Solutions, Inc, A36 Merger Sub Inc. and Atlantic International Corp, dated November 1, 2024 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2024).
10.1	Second Omnibus Amendment and Reaffirmation Agreement, dated September 18, 2024, by and between Staffing 360 Solutions, Inc. and Jackson Investment Group, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2024).
10.2	Amendment No. 30 to the Credit and Security Agreement, effective as of September 18, 2024, by and between Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2024).
10.3	Amendment No. 31 to the Credit and Security Agreement, effective as of October 9, 2024, by and between Staffing 360 Solutions, Inc. and MidCap Funding X Trust (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2024).
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
+	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAFFING 360 SOLUTIONS, INC.

Date: November 15, 2024	By:	/s/ Brendan Flood
Brendan Flood
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2024	By:	/s/ Melanie Grossman
Melanie Grossman Senior Vice President, Corporate Controller
(Principal Accounting and Financial Officer)

